Form 10-Q
period 1995-06-30
FIRST WEST CHESTER CORP
filed 1995-08-11
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995, OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.


                          Commission File No. 0-12870.


                         FIRST WEST CHESTER CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                      Pennsylvania              23-2288763
            ------------------------------     ------------
           (State or other jurisdiction of    (IRS Employer
            incorporation or organization)  Identification No.)


        9 North High Street, West Chester, Pennsylvania         19380
             -------------------------------------            --------
            (Address of principal executive office)          (Zip code)


                                 (610) 692-1423
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

The number of shares outstanding of Common Stock of the Registrant as of July 1, 1995 was 1,150,000.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                                     INDEX


                                                                            PAGE

Part I.  FINANCIAL INFORMATION


                  Consolidated Statements of Condition
                  June 30, 1995 and December 31, 1994 . . . . . . . . . . . . 3


                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . .4


                  Consolidated Statements of Stockholders' Equity. . . . . . .5


                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1995 and 1994 . . . . . . . . . . 6


                  Notes to Consolidated Financial Statements . . . . . . . .7-8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . .9-21



Part II. OTHER INFORMATION

                  Item 1 - Legal Proceedings
                  Item 2 - Changes in Securities
                  Item 3 - Defaults upon Senior Securities
                  Item 4 - Submission of Matters to Vote of Security Holders
                  Item 5 - Other Information
                  Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . .22


                  Signatures . . . . . . . . . . . . . . . . . . . . . . . . 23

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)                                 Unaudited
                                                        June 30,    December 31,
                                                          1995          1994
                                                      -----------   ------------
ASSETS
  Cash and due from banks                              $ 17,476       $ 19,981
  Federal funds sold                                     10,600          2,000
                                                       --------       --------
       Total cash and cash equivalents                   28,076         21,981

  Investment securities held-to-maturity (market
    value of $27,474 and $28,528 at June 30,
    1995 and December 31, 1994, respectively)            27,513         29,367

  Investment securities available-for-sale at
    market value                                         59,132         49,022

  Loans                                                 244,007        239,126
  Less allowance for possible loan losses                (3,712)        (3,303)
                                                       --------       --------
       Net loans                                        240,295        235,823

  Premises and equipment, net                             4,705          4,826
  Other assets                                            6,552          7,080
                                                       --------       --------
       Total assets                                    $366,273       $348,099
                                                       ========       ========

LIABILITIES
  Deposits:
    Non-interest bearing                               $ 52,693       $ 57,827
    Interest bearing                                    265,912        247,638
                                                       --------       --------
       Total deposits                                   318,605        305,465

  Securities sold under repurchase agreements            13,369         10,499
  Other liabilities                                       4,980          3,836
                                                       --------       --------
       Total liabilities                                336,954        319,800

STOCKHOLDERS' EQUITY
  Common stock, par value $1; authorized 5,000,000
    shares, outstanding 1,150,000 and 1,200,000
    at June 30, 1995 and December 31, 1994,
    respectively                                          1,200          1,200
  Additional paid-in capital                              3,900          3,900
  Retained earnings                                      26,281         24,998
  Net unrealized loss on securities available-for-sale     (437)        (1,799)
  Treasury stock at cost                                 (1,625)             0
                                                       --------       --------
       Total stockholders' equity                        29,319         28,299
                                                       --------       --------
       Total liabilities & stockholders' equity        $366,273       $348,099
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                   Unaudited

(Dollars in thousands, except per share data)
                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                         ---------------------------  -------------------------
                                                             1995           1994          1995         1994
                                                         ------------  -------------  -----------  ------------

INTEREST INCOME
  Loans, including fees                                    $   5,843     $   4,602      $  11,421    $   9,217
  Investment securities                                        1,197         1,252          2,366        2,446
  Federal funds sold                                             177            29            183           84
                                                           ---------     ---------      ---------    ---------
       Total interest income                                   7,217         5,883         13,970       11,747

INTEREST EXPENSE
  Deposits                                                     2,780         1,954          5,201        3,950
  Securities sold under repurchase agreements                    104            65            194          126
  Other borrowings                                                 0             0             59            0
                                                           ---------     ---------      ---------    ---------
       Total interest expense                                  2,884         2,019          5,454        4,076
                                                           ---------     ---------      ---------    ---------
       Net interest income                                     4,333         3,864          8,516        7,671

  Provision for loan losses                                      435           550            784          900
                                                           ---------     ---------      ---------    ---------
       Net interest income after provision for
         possible loan losses                                  3,898         3,314          7,732        6,771
                                                           ---------     ---------      ---------    ---------
NON-INTEREST INCOME
  Financial Management Services                                  459           441            918          882
  Service charges on deposit accounts                            222           223            453          426
  Other                                                          140           166            277          306
                                                           ---------     ---------      ---------    ---------
       Total non-interest income                                 821           830          1,648        1,614
                                                           ---------     ---------      ---------    ---------
NON-INTEREST EXPENSE
  Salaries and employee benefits                               1,797         1,468          3,525        3,133
  Net occupancy and equipment                                    563           562          1,156        1,104
  FDIC deposit insurance                                         169           163            337          343
  Bank shares tax                                                 73            68            148          135
  Other                                                          607           699          1,310        1,260
                                                           ---------     ---------      ---------    ---------
       Total non-interest expense                              3,209         2,960          6,476        5,975
                                                           ---------     ---------      ---------    ---------
       Income before income taxes                              1,510         1,184          2,904        2,410

INCOME TAXES                                                     483           355            901          722
                                                           ---------     ---------      ---------    ---------
       NET INCOME                                          $   1,027     $     829      $   2,003    $   1,688
                                                           =========     =========      =========    =========
PER SHARE DATA
  Net income                                               $    0.86     $    0.69      $    1.68    $    1.41
                                                           =========     =========      =========    =========
  Dividends declared                                       $    0.30     $    0.27      $    0.60    $    0.54
                                                           =========     =========      =========    =========

Weighted average shares outstanding                        1,187,582     1,200,000      1,193,661    1,199,712
                                                           =========     =========      =========    =========


   The accompanying notes are an integral part of these financial statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



(Dollars in thousands)

                                                                  1995         1994
                                                               ---------    ---------

Balance at January 1,                                          $  28,299    $  27,767

Change in accounting for investments on January 1, 1994                0          236
Net income to date                                                 2,003        1,688
Cash dividends declared                                             (720)        (648)
Net unrealized gain (loss) on securities available-for-sale        1,362       (1,049)
Treasury stock transactions                                       (1,625)           5
                                                               ---------    ---------
Balance at June 30,                                            $  29,319    $  27,999
                                                               =========    =========


   The accompanying notes are an integral part of these financial statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
(Dollars in thousands)                                                           June 30,
                                                                        -----------------------
                                                                          1995           1994
                                                                        ---------     ---------
OPERATING ACTIVITIES
  Net income                                                            $   2,003     $   1,688
  Adjustments to reconcile net income to net
       cash provided by operating activities
     Depreciation                                                             302           298
     Provision for loan losses                                                784           900
     Amortization of investment security premiums
         and accretion of discounts                                           115           224
     Amortization of deferred fees on loans                                     9            48
     Provision for deferred income taxes                                        0           (50)
     Increase in other assets                                                (174)         (199)
     Increase (decrease) in other liabilities                               1,168        (2,236)
                                                                        ---------     ---------
       Net cash provided by operating activities                            4,207           673
                                                                        ---------     ---------
INVESTING ACTIVITIES
  Increase in loans                                                        (5,265)       (5,660)
  Proceeds from maturities of investment securities available-for-sale      5,538         8,698
  Proceeds from maturities of investment securities held-to-maturity        2,827         5,990
  Purchases of invesment securities available-for-sale                    (13,673)       (6,382)
  Purchases of invesment securities held-to-maturity                         (999)       (7,663)
  Purchase of premises and equipment, net                                    (181)         (760)
                                                                        ---------     ---------
       Net cash used in investing activities                              (11,753)       (5,777)
                                                                        ---------     ---------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                                          13,140        (7,721)
  Increase in securities sold under repurchase agreements                   2,870           663
  Cash dividends                                                             (744)         (648)
  Treasury stock transactions                                              (1,625)            5
                                                                        ---------     ---------
       Net cash provided by (used in) financing activities                 13,641        (7,701)
                                                                        ---------     ---------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                            6,095       (12,805)

Cash and cash equivalents at beginning of year                             21,981        31,264
                                                                        ---------     ---------
Cash and cash equivalents at end of year                                $  28,076     $  18,459
                                                                        =========     =========


        The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (UNAUDITED)


1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiary's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994.

2. The results of operations for the three-month and six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period.

4. On January 1, 1995 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires loan impairment to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of the collateral if the loan is collateral-dependent. If it is probable that a creditor will foreclose on a property, the creditor must measure impairment based on the fair market value of the collateral. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

     The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. Retail loans and residential mortgages have been excluded from these calculations.

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                  (UNAUDITED)


4.   (Continued)                                                1995
                                                       --------------------
       (Dollars in thousands)                          January 1    June 30
                                                       ---------   --------
       Principal amount of impaired loans               $  2,819    $   536
       Less valuation allowance                              380        303
                                                        --------    -------
                                                        $  2,439    $   233
                                                        ========    =======

     On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the three and six month periods ended June 30, 1995 is as follows:

                                                  Three months ended  Six months ended
                                                  ------------------  ----------------
     Valuation allowance at beginning of period        $    380            $    380
     Provision for loan impairment                          230                 230
     Direct charge-offs                                    (349)               (349)
     Recoveries                                              42                  42
                                                       --------            --------
     Valuation allowance at end of period              $    303            $    303
                                                       ========            ========

     Total cash collected on impaired loans during the three- and six-month periods ended June 30, 1995 was $22 thousand and $1,415 thousand, of which $22 thousand and $1,243 thousand was credited to the principal balance outstanding on such loans and $0 and $172 thousand was recognized as interest income, respectively. Interest that would have been accrued on impaired loans during the three- and six-month periods ended June 30, 1995 was $14 thousand and $58 thousand, respectively. Interest income recognized during the three and six month periods ended June 30, 1995 was $0 and $172 thousand, respectively. During the six months ended June 30, 1995, two impaired loans totaling $699 thousand were transferred to Other Real Estate Owned. Also during the six month period ended, one impaired loan for $500 thousand was transferred to the Company's new subsidiary as an equity investment.

5. The Company Adopted, effective January 1, 1995, Statement of Financial Accounting Standards (SFAS) No. 116, "Accounting for Contributions Received and Contributions Made." SFAS No. 116 specifies that contributions made by the Company be recognized as expenses in the period made and as decreases of assets or increases of liabilities depending on the form of the benefits given.

     In accordance with SFAS No. 116, the Company accrued contribution expenses of $117 thousand relating to long-term commitments to area not-for-profit organizations during the first quarter of 1995. Financial statements prior to 1995 were not restated. Prior to 1995, the Company accounted for contributions made on a cash-basis.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

                        EARNINGS SUMMARY AND HIGHLIGHTS

     Net income for the three-month period ended June 30, 1995 was $1,027 thousand, or $0.86 per share, which represents an increase of $198 thousand or 23.9% from $829 thousand, or $0.69 per share, in the three-month period ended June 30, 1994. Net income for the six-month period ended June 30, 1995 was $2,003 thousand, or $1.68 per share, which represents an increase of $315 thousand or 18.7% from $1,688 thousand, or $1.41 per share, in the six-month period ended June 30, 1994. Increases in net income are primarily the result of improved net interest margins and reductions in non-performing assets, partially offset by increases in non-interest expenses. The Company's main operating subsidiary, The First National Bank of West Chester (the "Bank"), opened its Westtown-Thornbury branch in April 1994 and anticipates a new Exton area branch opening during the third quarter of 1995. The Company repurchased 50,000 shares of its common stock under a common stock repurchase program announced on June 30, 1995. See "Common Stock Repurchase" for additional information.

     Performance ratios for the three- and six-month periods ended June 30, 1995 were significantly higher than the same ratios for the same periods during 1994 as shown below. Cash dividends declared during the second quarter of 1995 increased to $0.30 per share, an 11.1% increase compared to $0.27 per share in the second quarter of 1994. On a year-to-date basis, cash dividends increased to $0.60 per share, an 11.1% increase compared to $0.54 per share in the same period of 1994. The Company has historically maintained a dividend payout ratio of at least 35.0%.


                                    Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                    ------------------         ----------------
                                    1995          1994         1995        1994
                                    ----          ----         ----        ----
     PERFORMANCE RATIOS
     ------------------
     Return on Average Assets      1.14%          .98%         1.13%       .97%
     Return on Average Equity     13.72%        12.07%        13.43%     11.82%
     Earnings Retained            64.95%        62.80%        64.05%     60.92%
     Dividend Payout Ratio        35.05%        37.20%        35.95%     39.08%
     Book Value Per Share        $25.49        $23.33        $25.49     $23.33



                              NET INTEREST INCOME

     Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 1995, on a tax equivalent basis, was $4,393 thousand and $8,636 thousand, compared to $3,933 thousand and $7,810 thousand for the same periods in 1994, respectively. Net interest margin, on a tax equivalent basis was 5.21% and 5.22% for the three- and six-month periods ended June 30, 1995 compared to 4.94% and 4.88% for the same periods in 1994, respectively. Average interest earning assets increased approximately $19.0 million to $337.3 million during the second quarter of 1995 compared to $318.3 million in the same period last year. The increase in average earnings assets was a direct result of certificate of deposit growth in the second quarter of 1995. This inflow of funds has been temporarily invested in federal funds sold and short term investments.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                          Three-Months            Six-Months
         Yield On:                       Ended June 30,          Ended June 30,
         --------                      ------------------      -----------------
                                        1995        1994        1995       1994
                                       ------      ------      ------     ------
Interest Earning Assets                 8.63%       7.48%       8.52%      7.42%
Interest Bearing Liabilities            4.20%       3.12%       4.05%      3.12%
                                       ------      ------      ------     ------
Net Interest Spread                     4.43%       4.36%       4.47%      4.30%
Contribution of Interest Free Funds     0.78%       0.58%       0.75%      0.58%
                                       ------      ------      ------     ------
Net Yield on Interest Earning Assets    5.21%       4.94%       5.22%      4.88%
                                       ======      ======      ======     ======

     The Company anticipates declines in the net interest margin as competition for new loan business remains very strong and while maturing certificates of deposit are renewing at higher rates.

                        INTEREST INCOME ON FEDERAL FUNDS

     Interest income on federal funds sold for the three- and six-month periods ended June 30, 1995, increased $148 thousand and $99 thousand to $177 thousand and $183 thousand, respectively, when compared to the same periods in 1994. The increase in federal funds interest income for the three- and six-month periods ended June 30, 1995 is due to an $8.7 million and $1.1 million increase in average balances and a 221 basis point and 262 basis point increase in rates compared to the same period in 1994, respectively.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased $59 thousand and $87 thousand for the three- and six-month periods ended June 30, 1995 to $1,215 thousand and $2,402 thousand, respectively, when compared to the same periods in 1994. The decline for the three- and six-month periods is due to a decrease in average balances of $12.7 million and $13.3 million partially offset by 59 basis point and 67 basis point increases in the yield earned on securities when compared to the same periods last year, respectively. Proceeds from investment maturities and paydowns in the second half of 1994 were used to fund 1994 loan growth.

                            INTEREST INCOME ON LOANS

     Loan interest income, on a tax equivalent basis, generated by the Company's loan portfolio increased $1,237 thousand and $2,195 thousand to $5,886 thousand and $11,508 thousand for the three- and six-month periods ended June 30, 1995, compared to the same periods in 1994, respectively. The increase in interest income for the three- and six-month period ended June 30,1995 is attributable to $23.0 million and $22.2 million increases in average loans outstanding and 123 basis point and 103 basis point increases in rates earned, respectively. The increase in the loan portfolio yield is a result of increased new loan demand and several increases in lending rates, partially offset by increased competition on existing loans.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts increased $828 thousand and $1,253 thousand for the three- and six-month periods ended June 30, 1995 to $2,782 thousand and $5,203 thousand, compared to the same periods in 1994. The increases for the three- and six-month periods ended June 30, 1995 are results of 111 basis point and 92 basis point increases in the rates paid on interest-bearing deposits and increases in average interest-bearing deposits of $13.0 million and $4.5 million compared to the same periods in 1994, respectively. Interest rates offered on deposit accounts dropped throughout the first half of 1994, rose at the end of 1994 and during the first half of 1995, and leveled off at the end of the second quarter.

     While total average interest-bearing deposits increased 5.2% in the twelve-month period ended June 30, 1995, the components did not change proportionately. During the twelve-month period ended June 30, 1995, average savings, NOW and money market deposits declined $21.3 million or 11.7%, while average certificates of deposit and other time deposits increased $34.3 million or 51.3%. The increases in certificates of deposit was offset by loan demand.

     A five-year period of declining interest rates ended in the first quarter of 1994 with a series of interest rate increases. During 1994 and the first part of 1995, the prime rate increased from 6.0% to 9.00% (8.75% effective July 1995) in less than thirteen months, and the one-year treasury bill rate increased from 3.51% to 7.25% during the same time period. As a result of these rapid rate increases, the Company raised certificate of deposit rates faster than savings, NOW and money market rates. The Company's effective rate on interest-bearing deposits increased from 3.16%, 3.14%, 3.47% and 3.69% in the first, second, third and fourth quarters of 1994, respectively, to 3.89% and 4.25% in the first and second quarters of 1995. Although deposit rates leveled off at the end of 1995's second quarter, the Company anticipates an increase in the effective rate on deposits due to the rollover of lower yielding certificates of deposits at today's higher rates.

        INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements increased $49 thousand and $79 thousand to $104 thousand and $195 thousand for the three- and six-month periods ended June 30, 1995 compared to $55 thousand and $116 thousand for the three- and six-month periods ended June 30, 1994, respectively. The increases are attributable to $3,705 thousand and $2,497 thousand increases in average securities sold under repurchase agreements outstanding and 83 basis point and 81 basis point increases in rates paid on securities sold under repurchase agreements compared to the three and six month periods ended June 30,1994, respectively.

                     INTEREST EXPENSE ON OTHER BORROWINGS

     Interest expense on other borrowings was $59 thousand for the six-month period ended June 30, 1995 compared with $10 thousand in the same period in 1994. This increase is attributable to a $1,457 thousand increase in average other borrowings outstanding during the six month period ended June 30, 1995. There were no borrowings in the three-month period ended June 30, 1995.

                 CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE
                      EQUIVALENT INCOME/ EXPENSE AND RATES
                      FOR THE THREE MONTHS ENDED JUNE 30,

                                                              1995                             1994
                                                 ----------------------------       --------------------------
Dollars in Thousands                               Daily                            Daily
                                                  Average                          Average
                                                  Balance   Interest    Rate       Balance   Interest    Rate
                                                 ---------  --------   ------     ---------  --------   ------
ASSETS
- - ------
Federal Funds Sold                               $  11,722  $    177    6.04%     $   3,026  $     29    3.83%
Investment Securities
  Taxable                                           75,469     1,148    6.08%        87,843     1,194    5.44%
  Tax Exempt                                         3,785        67    7.11%         4,134        80    7.74%
                                                 ---------  --------              ---------  --------
     Total Investment Securities                    79,254     1,215    6.13%        91,977     1,274    5.54%
                                                 ---------  --------              ---------  --------
Loans
  Taxable                                          239,611     5,727    9.56%       215,907     4,475    8.29%
  Tax Exempt                                         6,675       159    9.55%         7,383       174    9.43%
                                                 ---------  --------              ---------  --------
     Total Loans                                   246,286     5,886    9.56%       223,290     4,649    8.33%
                                                 ---------  --------              ---------  --------
Total Interest Earning Assets                      337,262     7,279    8.63%       318,293     5,952    7.48%

Non-interest Earning Assets
  Allowance for Possible Loan Losses                (3,719)                          (3,263)
  Cash and Due From Banks                           15,670                           17,467
  Other Assets                                      12,017                            9,376
                                                 ---------                        ---------
Total Assets                                     $ 361,230                        $ 341,873
                                                 =========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Savings,  NOWS & Money Market Deposits           $ 160,994  $  1,352    3.36%     $ 182,277  $  1,214    2.66%
Certificates of Deposits and Other Time            101,010     1,430    5.66%        66,756       740    4.43%
                                                 ---------  --------              ---------  --------
Total Interest Bearing Deposits                    262,004     2,782    4.25%       249,033     1,954    3.14%

Securities Sold Under Repurchase Agreements         12,807       104    3.25%        10,009        65    2.60%
Other Borrowings                                         0         0    0.00%             0         0    0.00%
                                                 ---------  --------              ---------  --------
Total Interest Bearing Liabilities                 274,811     2,886    4.20%       259,042     2,019    3.12%
                                                 ---------  --------              ---------  --------
Non-interest Bearing Liabilities
  Non-interest Bearing Demand Deposits              51,310                           50,791
  Other Liabilities                                  5,166                            3,982
                                                 ---------                        ---------
Total Liabilities                                  331,287                          313,815

Stockholders' Equity                                29,943                           28,058
                                                 ---------                        ---------
Total Liabilities and Stockholders' Equity       $ 361,230                        $ 341,873
                                                 =========                        =========

Net Interest Income                                         $  4,393                         $  3,933
                                                            ========                         ========
Net Yield on Interest Earning Assets                                    5.21%                            4.94%
                                                                       ======                           ======


(1) The indicated  income and annual rate are presented on a taxable  equivalent  basis using the Federal  marginal rate of 34% adjusted for the 20% interest expense  disallowance  (27.2%) for 1995 and 1994.
(2) Non-accruing  loans are included in the average balance.

                 CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE
                      EQUIVALENT INCOME/ EXPENSE AND RATES
                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                              1995                             1994
                                                 ----------------------------       --------------------------
Dollars in Thousands                               Daily                            Daily
                                                  Average                          Average
                                                  Balance   Interest    Rate       Balance   Interest    Rate
                                                 ---------  --------   ------     ---------  --------   ------
ASSETS
- - ------
Federal Funds Sold                               $   6,082  $    183    6.02%     $   4,947  $     84    3.40%
Investment Securities
  Taxable                                           75,179     2,269    6.04%        87,895     2,332    5.31%
  Tax Exempt                                         3,795       133    7.02%         4,182       157    7.51%
                                                 ---------  --------              ---------  --------
       Total Investment Securities                  78,974     2,402    6.08%        92,077     2,489    5.41%
                                                 ---------  --------              ---------  --------
Loans
  Taxable                                          238,831    11,188    9.37%       215,985     8,959    8.30%
  Tax Exempt                                         6,750       320    9.48%         7,364       354    9.61%
                                                 ---------  --------              ---------  --------
       Total Loans                                 245,581    11,508    9.37%       223,349     9,313    8.34%
                                                 ---------  --------              ---------  --------
Total Interest Earning Assets                      330,637    14,093    8.52%       320,373    11,886    7.42%

Non-interest Earning Assets
  Allowance for Possible Loan Losses                (3,551)                          (3,141)
  Cash and Due From Banks                           15,829                           16,988
  Other Assets                                      12,042                            9,097
                                                 ---------                        ---------
Total Assets                                     $ 354,957                        $ 343,317
                                                 =========                        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Savings,  NOWS & Money Market Deposits           $ 162,617  $  2,709    3.33%     $ 195,751  $  2,447    2.50%
Certificates of Deposits and Other Time             92,857     2,494    5.37%        55,220     1,503    5.44%
                                                 ---------  --------              ---------  --------
Total Interest Bearing Deposits                    255,474     5,203    4.07%       250,971     3,950    3.15%

Securities Sold Under Repurchase Agreements         12,039       195    3.24%         9,998       126    2.52%
Other Borrowings                                     1,913        59    6.17%             0         0    0.00%
                                                 ---------  --------              ---------  --------
Total Interest Bearing Liabilities                 269,426     5,457    4.05%       260,969     4,076    3.12%
                                                 ---------  --------              ---------  --------
Non-interest Bearing Liabilities
  Non-interest Bearing Demand Deposits              51,472                           49,328
  Other Liabilities                                  4,228                            5,059
                                                 ---------                        ---------
Total Liabilities                                  325,126                          315,356

Stockholders' Equity                                29,831                           27,961
                                                 ---------                        ---------
Total Liabilities and Stockholders' Equity       $ 354,957                        $ 343,317
                                                 =========                        =========

Net Interest Income                                         $  8,636                         $  7,810
                                                            ========                         ========
Net Yield on Interest Earning Assets                                    5.22%                            4.88%
                                                                       ======                           ======


(1) The indicated  income and annual rate are presented on a taxable  equivalent  basis using the Federal  marginal rate of 34% adjusted for the 20% interest expense  disallowance  (27.2%) for 1995 and 1994.
(2) Non-accruing  loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                       PROVISION FOR POSSIBLE LOAN LOSSES

     During the three- and six-month periods ended June 30, 1995, the Company recorded $435 thousand and $784 thousand as provision for possible loan losses compared to $550 thousand and $900 thousand for the same periods in 1994. The allowance for possible loan losses as a percentage of total loans was 1.52% as of June 30, 1995 compared to 1.28% as of June 30, 1994. The Company continues to deal with non-performing loans by building up the allowance for possible loan losses and aggressively charging-off loans deemed uncollectible. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                              NON-INTEREST INCOME

     Non-interest income decreased $9 thousand to $821 thousand for the three-month period ended June 30, 1995, compared to $830 thousand for the same period in 1994. Non-interest income increased $34 thousand to $1,648 thousand for the six-month period ended June 30, 1995, compared to $1,614 thousand for the same period in 1994.

     The primary component of non-interest income is Financial Management Services revenue, which increased $18 thousand and $36 thousand from $441 thousand and $882 thousand for the three- and six-month periods ended June 30, 1994 to $459 thousand and $918 thousand for the three- and six-month period ended June 30, 1995. Financial Management Services' assets grew $24.8 million from $241.5 million at June 30, 1994 to $266.3 million at June 30, 1995. The growth in Financial Management Services, in both assets and revenues, is primarily the result of business development efforts, particularly in the investment management, trust, and estate areas.

     Service charges on deposit accounts decreased $1 thousand to $222 thousand for the three-month period ended June 30, 1995 from $223 thousand for the same period in 1994. This decrease relates to increases in the earnings credits offered to business customers. Service charges on deposit accounts increased $27 thousand to $453 thousand for the six-month period ended June 30, 1995 from $426 thousand for the same period in 1994. This growth relates to an internal review of unprofitable accounts and changes in service charges, partially offset by increases in the earnings credits offered to business customers.

     Other non-interest income decreased $26 thousand and $29 thousand to $140 thousand and $277 thousand for the three- and six-month periods ended June 30, 1995 compared to $166 thousand and $306 thousand for the same periods in 1994. These decreases relate to decreases in revenue from the sale of residential mortgage loans and credit card income, partially offset by increases in rental income during the second quarter of 1995.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three- and six-month periods ended June 30, 1995 was $3,209 thousand and $6,476 thousand, increases of $249 thousand and $501 thousand from $2,960 thousand and $5,975 thousand for the same periods in 1994. The growth in non-interest expense reflects the increased expense incurred to service the Company's expanding customer base including costs of non-performing assets. The various components of non-interest expense changes are discussed below.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                              NON-INTEREST EXPENSE
                                  (CONTINUED)

     Salaries and employee benefits increased $329 thousand and $392 thousand for the three- and six-month periods ended June 30, 1995 to $1,797 thousand and $3,525 compared to $1,468 thousand and $3,133 thousand for the same periods in 1994. Annual employee raises and a staff increase from 166 full-time equivalents (FTE's) employees in the second quarter of 1994 to 173 FTE's in the second quarter of 1995 are responsible for the increase. These staffing increases reflect the Company's need for additional sales and marketing personnel. In addition to the proportionate increase in benefits, the Company experienced increased workers' compensation insurance rates.

     Net occupancy, equipment, and data processing expense was $563 thousand and $1,156 thousand for the three- and six-month periods ended June 30, 1995, increases of $1 thousand and $52 thousand over the same periods last year. The increase in the first half of 1995 is primarily a result of increased costs associated with the new Westtown-Thornbury office, increases in MAC system transaction volume, and personal computer acquisition costs.

     The Federal Deposit Insurance Corporation (FDIC) adminsiters the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BIF insurance expense was $169 thousand and $337 thousand for the three- and six-month periods ended June 30, 1995, an increase of $6 thousand and a decrease of $6 thousand over the same periods last year. BIF insurance premiums are calculated on quarter-end deposits and assessed quarterly. On August 8, 1995, the FDIC approved a final rule reducing BIF deposit insurance premiums for the second half of 1995 to 4 cents from 23 cents per year per $100 in deposits for the best-rated banks. Premiums for the SAIF will remain at current levels. There is a possibility that the new premuim rates will be applied retroactively for May 1 or June 1, 1995. It is anticipated that the Bank's BIF insurance expense for the second half of 1995 will be reduced by 82% or approximately $275 thousand.

     Bank shares tax was $73 thousand and $148 thousand for the three- and six-month periods ended June 30, 1995, increases of $5 thousand and $13 thousand over the same periods last year. The Pennsylvania Bank Shares Tax is calculated on year-end Bank stockholders' equity and paid annually.

     Other non-interest expense decreased $92 thousand, or 13.2%, to $607 thousand for the three-month period ended June 30, 1995 compared to $699 thousand for the same period in 1994. This decrease is primarily the result of decreases in professional fees, operating supplies and marketing expenses, partially offset by increases in other real estate owned expenses.

     Other non-interest expense increased $50 thousand, or 3.9%, to $1,310 thousand for the six-month period ended June 30, 1995 compared to $1,260 thousand for the same period in 1994. This increase is primarily the result of the adoption of SFAS No. 116, "Accounting for Contributions Received and
Contributions Made" on January 1, 1995. The adoption of SFAS No. 116 required the Company to recognize conditional promises to give when the promises became unconditional. This had an impact of approximately $117 thousand on other non-interest expenses during the first half of 1995. The remaining increase in non-interest expenses is due to increases in other real estate owned expenses and related legal fees and increases in general supplies. These increases were partially offset by a sales tax refund received from the Commonwealth of Pennsylvania of approximately $40 thousand in the first half of 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                          PURCHASE OF OFFICE BUILDING

     On July 24, 1995, the Bank purchased a thirty-three-year-old, 9,000 square foot, two-story brick building at the corner of High and Market Streets in the Borough of West Chester. The building was formerly occupied by another financial institution. Definitive plans for its use have not been finalized.

               DISTRIBUTION OF FUNDS FROM QUALIFIED PENSION PLAN

     On October 21, 1994, the Board of Directors approved the termination of the Company's Qualified Defined Benefit Retirement Plan effective December 31, 1994. Distributions of participants' vested benefits are expected in the fourth quarter of this year upon receipt of appropriate regulatory approvals.

                                  INCOME TAXES

     Income tax expense for the three- and six-month periods ended June 30, 1995 was $483 thousand and $901 thousand, compared to $355 thousand and $722 thousand in the same periods last year. This represents effective tax rates of 31.98% and 31.02% for the three- and six-month periods ended June 30, 1995, compared with 30.0% for the same periods in 1994, respectively. The primary reason for the increase in the effective tax rate is a decrease in tax-exempt instruments as a percentage of total assets. Average tax-exempt assets as a percentage of total average assets were 2.89% and 3.36% at June 30, 1995 and 1994, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to effectively monitor changes in liquidity and to react accordingly to fluctuations in market conditions.

     The primary source of liquidity for the Company is derived from its ability to generate and maintain NOW, money-market, savings, and smaller denomination certificates of deposit accounts. The Company considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Company's non-interest bearing demand deposit accounts. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table:

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                DEPOSIT ANALYSIS

(Dollars in thousands)                June 30, 1995     December 31, 1994    Average   Balance
                                    ------------------  ------------------  --------------------
                                    Average Effective   Average Effective   Dollar   Percentage
Deposit Type                        Balance    Yield    Balance    Yield    Variance   Variance
                                    -------  -------    -------   -------    -------   -------

NOW Accounts                       $ 42,085    2.30%   $ 41,985    2.30%    $    100     0.24%

Money Market                         29,842    3.18      32,962    2.68       (3,120)   (9.47)

Statement Savings                    47,021    3.62      51,468    3.06       (4,447)   (8.64)

Other Savings                         4,763    2.73       5,571    2.60         (808)  (14.50)

CD's Less than $100,000              82,314    5.38      64,551    4.57       17,763    27.52
                                   --------            --------             --------

Total Core Deposits                 206,025    3.97     196,537    3.31        9,488     4.83

Non-Interest Bearing
  Demand Deposit Accounts            51,472      -       50,872      -           600     1.18
                                   --------            --------             --------

Total Core and Non-Interest
  Bearing Deposits                  257,497      -      247,409      -        10,088     4.08

Tiered Savings                       38,906    4.29      45,427    3.33       (6,521)  (14.35)

CD's Greater than $100,000           10,543    5.33       8,688    4.66        1,855    21.35
                                   --------            --------             --------

Total Deposits                     $306,946      -     $301,524      -      $  5,422     1.80
                                   ========            ========             ========


     The Company also holds marketable securities and other short-term investments that can be readily converted to cash. The Company's subsidiary, The First National Bank of West Chester, as a member of the FHLB, maintains a line of credit secured by the Banks' mortgage related assets. As of June 30, 1995, this line of credit was approximately $34 million. The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The Company's net interest rate sensitivity gap within one year is a negative $61.3 million or 16.7% of total assets at June 30, 1995, compared with negative $86.3 million and negative 25.2% at June 30, 1994, respectively.
Management is aware of this negative gap position and is taking steps to maintain net interest margins at acceptable levels. Over $10 million in certificates of deposit with a maturity of 30 months were added during the first six months of 1995.

                         INTEREST SENSITIVITY ANALYSIS
                              AS OF JUNE 30, 1995

Dollars in thousands
                                                              One         Over
                                              Within        through       five      Non rate
                                             One year     five years      years     sensitive     Total
                                            ----------    ----------   ----------  ----------   ----------
ASSETS:

Federal funds sold                          $   10,600    $        0  $         0  $        0   $   10,600

Investment securities                           48,841        34,639        3,165           0       86,645

Loans & leases                                 122,536       106,476       14,995      (3,712)     240,295

Cash & cash equivalents                              0             0            0      17,476       17,476

Premises & equipment                                 0             0            0       4,705        4,705

Other assets                                         0             0            0       6,552        6,552
                                            ----------    ----------   ----------  ----------   ----------
     Total assets                           $  181,977    $  141,115   $   18,160  $   25,021   $  366,273
                                            ==========    ==========   ==========  ==========   ==========


LIABLILITIES & CAPITAL:

Noninterest bearing deposits                $        0  $          0   $        0  $   52,693   $   52,693

Interest bearing deposits                      229,259        36,653            0           0      265,912

Borrowed funds                                  13,369             0            0           0       13,369

Other liabilities                                  671             0            0       4,309        4,980

Capital                                     $        0    $        0   $        0      29,319       29,319
                                            ----------    ----------   ----------  ----------   ----------
     Total liabilities & capital            $  243,299    $   36,653   $        0  $   86,321   $  366,273
                                            ==========    ==========   ==========  ==========   ==========
Net interest rate sensitivity gap           $  (61,322)   $  104,462   $   18,160  $  (61,300)  $        0
                                            ==========    ==========   ==========  ==========   ==========
Cummulative interest rate sensitivity gap   $  (61,322)   $   43,140   $   61,300  $        0   $        0
                                            ==========    ==========   ==========  ==========   ==========
Cummulative interest rate sensitivity gap
    divided by total assets                     (16.7%)        11.8%        16.7%
                                            ==========    ==========   ==========


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                       ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for possible loan losses as a percentage of quarter-end loans outstanding shows an increase from 1.28% at June 30, 1994 to 1.52% at June 30, 1995.

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. It is the Company's policy to writedown all non-performing loans to net realizable value based on updated appraisals. The Company's non-performing loans are generally collateralized by real estate and are in the process of collection. The Company is not aware of any loans other than those included in the following table that would be considered potential problem loans that would cause management to have doubts as to the ability of such borrower to comply with the present loan repayment terms. As mentioned in
Note 4 to the Consolidated Financial Statements, the Company adopted SFAS No. 114, as amended by SFAS No. 118, on January 1, 1995.

     The allowance for possible loan losses as a percentage of non-performing loans increased to 333.5% at June 30, 1995 from 99.5% at December 31, 1994. This ratio indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans and to cover other potential losses that might exist in the Company's loan portfolio. In February, 1995, approximately $1.2 million of non-accrual loans were paid off or brought current resulting in full recovery of principal, approximately $170 thousand in past-due interest, and $18 thousand in legal fees. As a result of the above mentioned loan recoveries, sales of other real estate owned ("OREO"), and an intercompany sale, the Company has reduced non-performing assets by $2.4 million or 48.1% to $2.5 million at June 30, 1995 from $4.9 million at December 31, 1994.

     OREO represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal cost) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

                        NON-PERFORMING LOANS AND ASSETS

Dollars in thousands                                     June 30,
                                                    -------------------   Dec. 31,
                                                      1995       1994       1994
                                                    --------   --------   --------

Past due over 90 days and still accruing            $    410   $  1,020   $    323

Non-accrual loans                                        703      5,038      2,997
                                                    --------   --------   --------
Total non-performing loans                             1,113      6,058      3,320

Other real estate owned                                1,422          0      1,565
                                                    --------   --------   --------
Total non-performing assets                         $  2,535   $  6,058     $4,885
                                                    ========   ========   ========
Non-performing loans as a percentage
    of total loans                                     0.46%      2.68%      1.39%

Allowance for possible loan losses as a
    percentage of non-performing loans               333.51%     47.77%     99.50%

Non-performing assets as a percentage of
    total loans and other real estate owned            1.03%      2.68%      2.03%

Allowance for possible loan losses as a
    percentage of non-performing assets              146.43%     47.77%     67.60%




                      ANALYSIS OF CHANGES IN THE ALLOWANCE
                            FOR POSSIBLE LOAN LOSSES
                      AND COMPARISON OF LOANS OUTSTANDING

                                                  Three Months Ended     Six Months Ended
Dollars in thousands                                   June 30,              June 30,
                                                  ------------------    ------------------
                                                    1995      1994        1995      1994
                                                  --------  --------    --------  --------
Balance at beginning of period                    $  3,611  $  3,143    $  3,303  $  2,839

Provision charged to operating expense                 435       550         784       900

      Recoveries of loans previously charged-off        48         2          52         8
      Loans charged-off                               (382)     (801)       (427)     (853)
                                                  --------  --------    --------  --------
Net loans charged-off                                 (334)     (799)       (375)     (845)
                                                  --------  --------    --------  --------
Balance at end of period                          $  3,712  $  2,894    $  3,712  $  2,894
                                                  ========  ========    ========  ========

Period-end loans outstanding                      $244,007  $226,200    $244,007  $226,200

Average loans outstanding                         $246,286  $223,290    $245,581  $223,349

Allowance for possible loan losses as a
    percentage of period-end loans outstanding       1.52%     1.28%       1.52%     1.28%

Ratio of net charge-offs to average loans
    outstanding                                      0.14%     0.36%       0.15%     0.38%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                CAPITAL ADEQUACY

     The Company is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 1995, both the Company's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Company's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies, which exclude any SFAS No. 115 adjustments.

                                     June 30,                          "Well
RISK-BASED                      -----------------    December 31,   Capitalized"
CAPITAL RATIOS                    1995     1994          1994       Requirements
- - --------------                  -------  --------      --------     ------------
Leverage Ratio                    8.17%     8.35%        8.53%          5.00%
Tier I Capital Ratio             11.13%    10.93%       11.09%          6.00%
Total Risk-Based Capital Ratio   12.38%    12.04%       12.32%         10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Company.

                            COMMON STOCK REPURCHASE

     On June 2, 1995, the Board of Directors of First West Chester Corporation authorized the repurchase of up to 60,000 of the Company's outstanding Common Stock through open market or privately negotiated transactions. The repurchased shares will be used for the Company's employee benefit plan and other general corporate purposes. During June, 1995, the Company repurchased 50,000 shares under this plan in two privately negotiated transactions.

     On June 30, 1995, the Board of Directors of the Company increased the number of the Company shares to be repurchased in the manner and for the purposes originally authorized on June 2, 1995 from 60,000 to 70,000. Repurchase of the remaining 20,000 shares will commence after July 5, 1995.

                         NEW SUBSIDIARY OF THE COMPANY

     In the first quarter of 1995, First West Chester Corporation established a Pennsylvania corporation, 323 East Gay Street Corp ("EGSC"), for the purpose of holding an interest in WCP Partnership. WCP Partnership is a Pennsylvania partnership established in 1995 to own and operate a commercial real estate property. WCP Partnership is owned 61.7% by the Company and 38.3% by an affiliate of another financial institution. EGSC's interest in this partnership of approximately $500 thousand is considered an investment under the equity method and is included in other assets on the Statement of Condition and excluded from the table of non-performing loans and assets at June 30, 1995.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------
               Various actions and proceedings are presently pending to which the Company is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not, either individually or in the aggregate, a material adverse effect on the consolidated financial position of the Company and its subsidiary.

Item 2.  Changes in Securities
         ---------------------
               None

Item 3.  Defaults upon Senior Securities
         -------------------------------
               None

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------
               None

Item 5.  Other Information
         -----------------
               None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

               (a) Exhibits
                   --------
                    The  following  is a list of the  exhibits  incorporated  by reference into this Report:

                    (3)(i) Articles of  Incorporation
                           --------------------------
                         (1) Copy of the  Company's  Articles of  Incorporation,
                    filed on March  9,  1984 is  incorporated  by  reference  to
                    Exhibit 3(a)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                         (2) Copy of the Company's  Certificate  of Amendment to
                    the Articles of Incorporation filed with the Secretary of the Commonwealth of Pennsylvania on April 2, 1986 is incorporated by reference to Exhibit 3(a)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                         (3) Copy of the Company's  Certificate  of Amendment to
                    the Articles of Incorporation filed with the Secretary of the Commonwealth of Pennsylvania on March 23, 1984 is incorporated by reference to Exhibit 3(a)(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                    (3)(ii)  Bylaws  of the  Company,  as  amended.
                             -----------------------
                         (1) Copy of the Company's Bylaws, as amended, is incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

               (b) Reports on Form 8-K
                   -------------------
                    The Company  filed one report of Form 8-K during the quarter ended June 30, 1995. The report dated June 30, 1995 discusses the announcement of a plan to repurchase up to 70,000 shares of the Company's Common Stock. The report also indicates that 50,000 of the 70,000 shares were repurchased prior to June 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST WEST CHESTER CORPORATION


                                            Charles E. Swope


                                            /s/ Charles E. Swope
                                            President

DATE:  August 11, 1995


                                            J. Duncan Smith


                                            /s/ J. Duncan Smith
                                            Treasurer
                                            (Principal Accounting
                                            and Financial Officer)