Form 10-Q
period 1995-09-30
FIRST WEST CHESTER CORP
filed 1995-11-14
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995, OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.


                         FIRST WEST CHESTER CORPORATION
             (Exact name of Registrant as specified in its charter)


                      Pennsylvania              23-2288763
            (State or other jurisdiction of    (IRS Employer
             incorporation or organization)   Identification No.)


       9 North High Street, West Chester, Pennsylvania         19380
           (Address of principal executive office)          (Zip code)


                                 (610) 692-1423
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of Common Stock ($1 par value per share) of the Registrant as of October 1, 1995 was 1,713,000.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                                     INDEX


                                                                            PAGE

Part I.  FINANCIAL INFORMATION


                  Consolidated Statements of Condition
                  September 30, 1995 and December 31, 1994                   3


                  Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1995 and 1994                                4


                  Consolidated Statements of Stockholders' Equity            5


                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1995 and 1994              6


                  Notes to Consolidated Financial Statements               7-9


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10-23



Part II. OTHER INFORMATION

                  Item 1 - Legal Proceedings
                  Item 2 - Changes in Securities
                  Item 3 - Defaults upon Senior Securities
                  Item 4 - Submission of Matters to Vote of Security Holders
                  Item 5 - Other Information
                  Item 6 - Exhibits and Reports on Form 8-K              24-25

                  Signatures                                                26

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)                                                                    Unaudited
                                                                                       September 30,               December 31,
                                                                                                1995                       1994

ASSETS
    Cash and due from banks                                                             $     14,863               $     19,981
    Federal funds sold                                                                        13,950                      2,000
                                                                                              ------                      -----

           Total cash and cash equivalents                                                    28,813                     21,981

    Investment securities held-to-maturity (market value of $25,092
        and $28,528 at September 30, 1995 and December 31                                     25,053                     29,367
        1994, respectively)

    Investment securities available-for-sale at market value                                  64,731                     49,022

    Loans                                                                                    240,579                    239,126
    Less allowance for possible loan losses                                                   (4,055)                   (3,303)
                                                                                              ------                    ------

           Net loans                                                                         236,524                    235,823

    Premises and equipment                                                                     5,345                      4,826
    Other assets                                                                               6,731                      7,080
                                                                                               -----                      -----

           TOTAL ASSETS                                                                  $   367,197                $   348,099
                                                                                         ===========                ===========

LIABILITIES
    Deposits
        Noninterest-bearing                                                             $     52,991               $     57,827
        Interest-bearing                                                                     268,265                    247,638
                                                                                             -------                    -------

                Total deposits                                                               321,256                    305,465

    Securities sold under repurchase agreements                                               10,951                     10,499
    Other liabilities                                                                          5,136                      3,836
                                                                                               -----                      -----

                Total liabilities                                                            337,343                    319,800
                                                                                             -------                    -------

STOCKHOLDERS' EQUITY
    Common stock, par value $1-authorized, 5,000,000 shares;
        outstanding 1,713,000 and 1,200,000 at September 30, 1995
        and December 31, 1994, respectively; excluding
        shares in treasury 87,000 at September 30, 1995
        and 0 at December 31, 1994                                                             1,800                      1,200
    Additional paid-in capital                                                                 3,300                      3,900
    Retained earnings                                                                         26,978                     24,998
    Net unrealized loss on securities available-for-sale                                        (338)                    (1,799)
    Treasury stock, at cost                                                                   (1,886)
                                                                                              ------                     ------

                Total stockholders' equity                                                    29,854                     28,299
                                                                                              ------                     ------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   367,197                 $  348,099
                                                                                         ===========                 ==========


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

(Dollars in thousands - except per share data)                              Three Months Ended              Nine  Months Ended
                                                                               September 30,                   September 30,
                                                                         1995               1994              1995         1994

INTEREST INCOME
    Loans, including fees                                              $   5,638        $   4,924          $ 17,059      $ 14,141
    Investment securities                                                  1,367            1,197             3,732         3,643
    Federal funds sold                                                       206               43               388           127
                                                                             ---               --               ---           ---

                Total interest income                                      7,211            6,164            21,179        17,911
                                                                           -----            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               2,917            2,183             8,120         6,134
    Securities sold under repurchase agreements                              119               65               313           191
    Other borrowings                                                          --               11                59            11
                                                                            ----            -----              ----          ----

                Total interest expense                                     3,036            2,259             8,492         6,336
                                                                           -----            -----             -----         -----

                Net interest income                                        4,175            3,905            12,687        11,575

    Provision for loan losses                                                400              345             1,184         1,245
                                                                           -----            -----             -----         -----

                Net interest income after
                   provision for possible loan losses                      3,775            3,560            11,503        10,330
                                                                           -----            -----            ------        ------

NON-INTEREST INCOME
    Financial Management Services                                            459              441             1,377         1,323
    Service charges on deposit accounts                                      225              237               678           664
    Other                                                                    150              143               427           449
                                                                             ---              ---               ---           ---
                Total non-interest income                                    834              821             2,482         2,436
                                                                             ---              ---             -----         -----

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         1,781            1,680             5,306         4,813
    Net occupancy and  equipment                                             585              612             1,741         1,717
    FDIC deposit insurance                                                   (19)             174               318           517
    Bank shares tax                                                           75               68               222           203
    Other                                                                    604              603             1,911         1,862
                                                                             ---              ---             -----         -----

                Total non-interest expense                                 3,026            3,137             9,498         9,112
                                                                           -----            -----             -----         -----

                Income before income taxes                                 1,583            1,244             4,487         3,654

INCOME TAXES                                                                 498              371             1,399         1,093
                                                                             ---              ---             -----         -----

                NET INCOME                                             $   1,085        $     873        $    3,088    $    2,561
                                                                       =========        =========        ==========    ==========

PER SHARE DATA

    Net income                                                         $    0.63        $    0.49        $     1.75    $     1.42
                                                                       =========        =========        ==========    ==========

    Dividends declared                                                 $    0.23        $    0.19       $      0.63    $     0.55
                                                                       =========        =========       ===========    ==========

Weighted average shares outstanding                                    1,716,130        1,800,000         1,765,522     1,799,568
                                                                       =========        =========         =========     =========


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)


                                                                                                        1995         1994

Balance at January 1,                                                                                 $ 28,299         $ 27,767


    Change in accounting for investments on January 1, 1994                                                 --              236
    Net  income to date                                                                                  3,088            2,561
    Cash dividends declared                                                                             (1,108)            (996)
    Net unrealized gain (loss) on securities available-for-sale                                          1,461           (1,230)
    Treasury stock transactions                                                                         (1,886)               5
                                                                                                        ------            ------

Balance at September 30,                                                                              $ 29,854         $ 28,343
                     ===                                                                              ========         ========












The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                                                            Nine Months Ended
                                                                                                       September 30,
                                                                                                    1995   _           1994


OPERATING ACTIVITIES
    Net Income                                                                                    $3,088               $2,561
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 455                  461
        Provision for loan losses                                                                  1,184                1,245
        Amortization of investment security premiums
           and accretion of discounts                                                                165                  328
        Amortization of deferred fees on loans                                                       103                   46
        Provision for deferred income taxes                                                           --                 (399)
        Increase in other assets                                                                    (404)              (1,713)
        Increase (decrease) in other liabilities                                                   1,296               (1,654)
                                                                                                   -----               ------

           Net cash provided by operating activities                                               5,887                  875
                                                                                                   -----                  ---

INVESTING ACTIVITIES
        Increase in loans                                                                         (1,988)             (12,510)
       Proceeds from maturities of investment securities available-for-sale                        7,428               10,520
       Proceeds from maturities of investment securities held-to-maturity                          5,262                9,369
       Purchases of investment securities available-for-sale                                     (21,037)              (7,380)
       Purchases of investment securities held-to-maturity                                          (999)              (7,713)
       Purchase of premises and equipment, net                                                      (974)                (807)
                                                                                                    ----                 ----

           Net cash used in investing activities                                                 (12,308)              (8,521)
                                                                                                 -------               ------

FINANCING ACTIVITIES
       Increase (decrease) in deposits                                                            15,791               (6,375)
        Increase in securities sold under repurchase agreements                                      452                2,069
       Cash dividends                                                                             (1,104)                (973)
       Treasury stock transactions                                                                (1,886)                   5
                                                                                                  ------               ------

           Net cash provided by (used in) financing activities                                    13,253               (5,274)
                                                                                                  ------               ------

              NET DECREASE IN CASH AND CASH EQUIVALENTS                                            6,832              (12,920)

Cash and cash equivalents at beginning of year                                                    21,981               31,264
                                                                                                  ------               ------

Cash and cash equivalents at end of year                                                         $28,813              $18,344
                                                                                                 =======              =======






The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (UNAUDITED)


1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiary's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994. The Company's primary operating subsidiary is the First National Bank of West Chester (the "Bank").

2. The results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period and includes adjustment for the 3-for-2 stock split discussed in Note 6.

4. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires loan impairment to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or the fair value of the collateral if the loan is collateral-dependent. If it is probable that a creditor will foreclose on a property, the creditor must measure impairment based on the fair value of the collateral. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

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

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                  (UNAUDITED)

4.   (Continued)


     (Dollars in thousands)                                 1995
                                                January 1     September 30
     Principal amount of impaired loans         $   2,819     $       798
     Less valuation allowance                         380             333
                                                      ---             ---

                                                $   2,439     $       465
                                                =========     ===========

     On January 1, 1995 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the three- and nine-month periods ended September 30, 1995 is as follows:

                                                        Three months ended  Nine months ended

     Valuation allowance at beginning of period             $    303            $    380
     Provision for loan impairment                                50                 280
     Direct charge-offs                                          (20)               (369)
     Recoveries                                                   --                  42
                                                                                      --
     Valuation allowance at end of period                       $333                $333
                                                                ====                ====

     Total cash collected on impaired loans during the three- and nine-month periods ended September 30, 1995 was $17 thousand and $1,432 thousand, of which $17 thousand and $1,260 thousand was credited to the principal balance outstanding on such loans and $0 and $172 thousand was recognized as interest income, respectively. Interest that would have been accrued on impaired loans during the three- and nine-month periods ended September 30, 1995 was $18 thousand and $76 thousand, respectively. Interest income recognized during the three- and nine-month periods ended September 30, 1995 was $0 and $172 thousand, respectively. During the nine months ended September 30, 1995, two impaired loans totaling $699 thousand were transferred to Other Real Estate Owned. Also during the nine-month period ended, one impaired loan for $500 thousand was transferred to the Company's new subsidiary as an equity investment.

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

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                  (UNAUDITED)


6. On September 18, 1995, the Board of Directors declared a 3-for-2 stock split, payable October 16, 1995, in the form of a 50% stock dividend to stockholders of record on October 3, 1995. Par value remained at $1 per share. The stock split resulted in the issuance of 600 thousand additional shares of common stock from authorized but unissued shares. The issuance of authorized but unissued shares resulted in the transfer of $600 thousand from additional paid-in capital to common stock, representing the par value of the shares issued. Accordingly, earnings per share, cash dividends per share and weighted average shares of common stock outstanding have been restated to reflect the stock split.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             RESULTS OF OPERATIONS


                        EARNINGS SUMMARY AND HIGHLIGHTS

     Net income for the three month period ended September 30, 1995 was $1,085 thousand, an increase of $212 thousand or 24.3% over the same period in 1994. Earnings per share for the three month period ending September 30, 1995 were $0.63, a $0.14 or 28.6% increase over the same period in 1994. Net income for the nine month period ending September 30, 1995 was $3,088 thousand, an increase of $527 thousand or 20.6% over the same period in 1994. Earnings per share for the first nine months of 1995 were $1.75, a $0.33 or 23.2% increase over the same period in 1994. These increases are a result of improved asset quality, strong net interest margins, and FDIC premium reductions.

     The Company's main operating subsidiary, The First National Bank of West Chester (the "Bank"), opened a new Exton area branch in August 1995 and purchased the Commonwealth Savings Bank building at the Southwest corner of High and Market Streets. The Company repurchased 87,000 shares (on a post-split basis) of its common stock under a common stock repurchase program announced on June 30, 1995 and authorized a 3-for-2 stock split in the form of a 50% stock dividend payable October 16, 1995.

     Performance ratios for the three- and nine-month periods ended September 30, 1995 were significantly higher than the same ratios for the same periods during 1994 as shown below. Cash dividends declared during the third quarter of 1995 increased to $0.23 per share, a 21.1% increase compared to $0.19 per share in the third quarter of 1994. On a year-to-date basis, cash dividends increased to $0.63 per share, a 14.6% increase compared to $0.55 per share in the same period of 1994. The Company has historically maintained a dividend payout ratio of at least 35.0%.

                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                  1995            1994       1995          1994
   PERFORMANCE RATIOS
   Return on Average Assets       1.20%            .99%      1.15%         1.01%
   Return on Average Equity      14.61%          12.16%     13.79%        12.37%
   Earnings Retained             64.24%          61.08%     64.12%        57.75%
   Dividend Payout Ratio         35.78%          38.92%     35.88%        42.25%
   Book Value Per Share         $17.43          $15.75     $17.43        $15.75

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
            AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

Dollars in Thousands                                                  1995                                    1994
                                                       Daily                                  Daily
                                                       Average                                Average
ASSETS                                                 Balance      Interest     Rate         Balance      Interest    Rate


Federal Funds Sold                                     $13,925         $206      5.92%         $3,780           $43   4.55%
Investment Securities
    Taxable                                             85,395        1,323      6.20%         83,574         1,142   5.47%
    Tax Exempt                                           3,484           59      6.78%          4,062            76   7.44%
                                                         -----         -----                    -----          ----

        Total Investment Securities                     88,879        1,382      6.22%         87,636         1,218   5.56%
                                                        ------        -----                    ------         -----
Loans
    Taxable                                            236,770        5,523      9.33%        222,096         4,802   8.65%
    Tax Exempt                                           6,531          158      9.67%          7,098           168   9.44%
                                                         -----          ---                     -----           ---

        Total Loans                                    243,301        5,681      9.34%        229,194         4,970   8.67%
                                                       -------        -----                   -------         -----

Total Interest Earning Assets                          346,105        7,269      8.40%        320,610         6,231   7.77%

Non-interest Earning Assets
    Allowance for Possible Loan Losses                  (3,857)                               (3,018)
    Cash and Due From Banks                             16,697                                 19,420
    Other Assets                                        11,998                                  9,945
                                                        ------                                  -----

Total Assets                                          $370,943                               $346,957
                                                      ========                               ========

Liabilities And Stockholders' Equity
Savings, NOWS & Money Market Deposits                 $162,774       $1,364      3.35%       $186,973        $1,444  3.09%
Certificates of Deposits and Other Time                107,879        1,553      5.76%         64,724           739  4.57%
                                                       -------        -----                    ------           ---

Total Interest Bearing Deposits                        270,653        2,917      4.31%        251,697         2,183  3.47%

Securities Sold under Repurchase Agreements             14,435          119      3.30%         12,300            75  2.44%
Other Borrowings                                            --           --         --             98             1  4.08%
                                                                                                   --             -  ----

Total Interest Bearing Liabilities                     285,088        3,036      4.26%        264,095         2,259  3.42%
                                                       -------        -----                   -------         -----

Non-interest Bearing Liabilities
    Non-interest Bearing Demand Deposits                51,106                                 51,381
    Other Liabilities                                    5,040                                  3,311
                                                         -----                                  -----

Total Liabilities                                      341,234                                318,787

Stockholders' Equity                                    29,709                                 28,170
                                                        ------                                 ------

Total Liabilities and Stockholders' Equity            $370,943                                346,957
                                                      ========                                =======

Net Interest Income                                                  $4,233                                  $3,972
                                                                     ======                                  ======

Net Yield on Interest Earning Assets                                             4.89%                               4.96%
                                                                                 ====                                ====


(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1995 and 1994.
(2)  Non-accruing loans are included in the average balance.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
            AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        NINE MONTHS ENDED SEPTEMBER 30,

Dollars in Thousands                                                  1995                            1994
                                                       Daily                               Daily
                                                       Average                             Average
ASSETS                                                 Balance     Interest      Rate      Balance          Interest       Rate
Federal Funds Sold                                    $  8,725     $    388      5.93%      $4,547              $127       3.72%
Investment Securities
    Taxable                                             78,622        3,592      6.09%      86,439             3,474       5.36%
    Tax Exempt                                           3,690          192      6.95%       4,141               232       7.47%
                                                         -----          ---                  -----               ---

        Total Investment Securities                     82,312        3,784      6.13%      90,580             3,706       5.46%
                                                        ------        -----                 ------             -----
Loans
    Taxable                                            238,137       16,711      9.36%     217,950           13,761        8.42%
    Tax Exempt                                           6,676          478      9.55%       7,368              522        9.45%
                                                         -----          ---                  -----              ---

        Total Loans                                    244,813       17,189      9.36%     225,318           14,283        8.45%
                                                       -------       ------      ----      -------           ------        ----

Total Interest Earning Assets                          335,850       21,361      8.48%     320,445           18,116        7.54%

Non-interest Earning Assets
    Allowance for Possible Loan Losses                  (3,654)                            (3,100)
    Cash and Due From Banks                             16,122                              17,809
    Other Assets                                        12,026                               9,384
                                                        ------                               -----

Total Assets                                          $360,344                            $344,538
                                                      ========                            ========

Liabilities And Stockholders' Equity
Savings, NOWS & Money Market Deposits                 $162,669       $4,073      3.34%    $192,789          $4,119        2.85%
Certificates of Deposits and Other Time                 97,920        4,047      5.51%      58,420           2,015        4.60%
                                                        ------        -----                 ------           -----

Total Interest Bearing Deposits                        260,589        8,120      4.15%     251,209           6,134        3.26%

Securities Sold under Repurchase Agreements             12,846          313      3.25%      10,472             191        2.43%
Other Borrowings                                         1,269           59      6.20%         335              11        4.38%
                                                         -----           --                    ---              --

Total Interest Bearing Liabilities                     274,704        8,492      4.12%     262,016           6,336        3.22%
                                                       -------        -----                -------           -----

Non-interest Bearing Liabilities
    Non-interest Bearing Demand Deposits                51,349                              50,025
    Other Liabilities                                    4,440                               4,441
                                                         -----                               -----

Total Liabilities                                      330,493                             316,482

Stockholders' Equity                                    29,851                              28,056
                                                        ------                              ------

Total Liabilities and Stockholders' Equity            $360,344                            $344,538
                                                      ========                            ========

Net Interest Income                                                 $12,869                                $11,780
                                                                    =======                                =======

Net Yield on Interest Earning Assets                                             5.11%                                    4.90%
                                                                                 ====                                     ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1995 and 1994.
(2)  Non-accruing loans are included in the average balance.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                              NET INTEREST INCOME

     Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 1995, on a tax equivalent basis, was $4,233 thousand and $12,869 thousand, compared to $3,972 thousand and $11,780 thousand for the same periods in 1994, respectively. Net interest margin, on a tax equivalent basis was 4.89% and 5.11% for the three- and nine-month periods ended September 30, 1995 compared to 4.95% and 4.90% for the same periods in 1994, respectively. Average interest earning assets increased approximately $25.5 million to $346.1 million during the third quarter of 1995 compared to $320.6 million in the same period last year. The increase in average earnings assets was a direct result of net deposit growth in the second quarter of 1995. This inflow of funds has been temporarily invested in federal funds sold and short term investments.


               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                               Three-Months                 Nine-Months
         Yield On:                          Ended September 30,         Ended September 30,
                                          1995          1994             1995        1994

Interest Earning Assets                   8.40%         7.77%            8.48%       7.54
Interest Bearing Liabilit                 4.26%         3.42%            4.12%       3.22%
                                          ----          ----             ----        ----
Net Interest Spread                       4.14%         4.35%            4.36%       4.32%
Contribution of Interest Free Funds       0.75%         0.61%            0.75%       0.58%
                                          ----          ----             ----        ----
Net Yield on Interest Earning Assets      4.89%         4.96%            5.11%       4.90%
                                          ====          ====             ====        ====

     The Company anticipates declines in the net interest margin as competition for new loan business remains very strong and while maturing certificates of deposit are renewing at higher rates.

                        INTEREST INCOME ON FEDERAL FUNDS

     Interest income on federal funds sold for the three- and nine-month periods ended September 30, 1995, increased $163 thousand and $261 thousand to $206 thousand and $388 thousand, respectively, when compared to the same periods in 1994. The increase in federal funds interest income for the three- and nine-month periods ended September 30, 1995 is due to a $10.1 million and $4.2 million increase in average balances and a 137 basis point and 221 basis point increase in rates compared to the same periods in 1994, respectively.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities increased $164 thousand and $78 thousand for the three- and nine-month periods ended September 30, 1995 to $1,382 thousand and $3,784 thousand, respectively, when compared to the same periods in 1994. The increase for the three- month period is due to an increase in average balances of $1.2 million and a 66 basis point increase in the yield earned on securities when compared to the same period last year. The increase for the nine-month period is due to a 67 basis point increase in the yield earned on securities, partially offset by a $8.3 million decrease in average balances when compared to the same period last year. Proceeds from investment maturities and paydowns in 1994 were used to fund loan growth.

                            INTEREST INCOME ON LOANS

     Loan interest income, on a tax equivalent basis, generated by the Company's loan portfolio increased $711 thousand and $2,906 thousand to $5,681 thousand and $17,189 thousand for the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994, respectively. The increase in interest income for the three- and nine-month period ended September 30, 1995 is attributable to a $14.1 million and $19.5 million increases in average loans outstanding and 67 basis point and 91 basis point increases in rates earned, respectively. The increase in the loan portfolio yield is a result of increased new loan demand and several increases in lending rates, partially offset by increased competition on existing loans. Month end loan portfolio totals peaked during the second quarter of 1995 at $249 million.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts increased $734 thousand and $1,986 thousand for the three- and nine-month periods ended September 30, 1995 to $2,917 thousand and $8,120 thousand, compared to the same periods in 1994. The increases for the three- and nine-month periods ended September 30, 1995 are results of 84 basis point and 89 basis point increases in the rates paid on interest-bearing deposits and increases in average interest-bearing deposits of $19.0 million and $9.4 million compared to the same periods in 1994, respectively. Interest rates offered on deposit accounts dropped throughout the first half of 1994 before rising at the end of 1994.

     Total average interest-bearing deposits increased $18.9 million or 7.53% in the three-month period ended September 30, 1995, compared to the same period in 1994. During that time period, average savings, NOW and money market deposits declined $24.2 million or 12.9%, while average certificates of deposit and other time deposits increased $43.2 million or 66.7%. The increases in certificates of deposit were used to reduce short term borrowings and fund loan growth.

     The Company's effective rate on interest-bearing deposits increased from 3.16%, 3.14%, 3.47% and 3.69% in the first, second, third and fourth quarters of 1994, respectively, to 3.89%, 4.25% and 4.31% in the first, second, and third quarters of 1995. Although offering rates on certificates of deposit leveled off at the end of 1995's third quarter, the Company anticipates an increase in the effective rate on deposits due to the rollover of lower yielding certificates of deposits at today's higher rates.

        INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements increased $44 thousand and $122 thousand to $119 thousand and $313 thousand for the three- and nine-month periods ended September 30, 1995 compared to $75 thousand and $191 thousand for the three- and nine-month periods ended September 30, 1994, respectively. The increases are attributable to $2.1 million and $2.4 million increases in average outstandings and 86 and 82 basis point increases in rates paid compared to the three- and nine-month periods ended September 30,1994, respectively.

                      INTEREST EXPENSE ON OTHER BORROWINGS

     Interest expense on other borrowings was $59 thousand for the nine-month period ended September 30, 1995 compared with $11 thousand in the same period in 1994. This increase is attributable to a $0.9 million increase in average outstandings and a 182 basis point increase in rates paid during the nine-month period ended September 30, 1995. There were no borrowings in the three-month period ended September 30, 1995.

                       PROVISION FOR POSSIBLE LOAN LOSSES

     During the three- and nine-month periods ended September 30, 1995, the Company recorded $400 thousand and $1,184 thousand as provision for possible loan losses compared to $345 thousand and $1,245 thousand for the same periods in 1994. The allowance for possible loan losses as a percentage of total loans was 1.69% as of September 30, 1995 compared to 1.37% as of September 30, 1994. The Company continues to deal with non-performing loans by building up the allowance for possible loan losses and aggressively charging-off loans deemed uncollectible. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                              NON-INTEREST INCOME

     Non-interest income increased $13 thousand and $46 thousand to $834 thousand and $2,482 thousand for the three- and nine- month periods ended September 30, 1995, compared to $821 thousand and $2,436 thousand for the same periods in 1994.

     The primary component of non-interest income is Financial Management Services revenue, which increased $18 thousand and $54 thousand from $441 thousand and $1,323 thousand for the three- and nine-month periods ended September 30, 1994 to $459 thousand and $1,377 thousand for the same periods in 1995. Financial Management Services' assets grew $18.3 million from $257.6 million at September 30, 1994 to $275.9 million at September 30, 1995. The growth in Financial Management Services, in both assets and revenues, is primarily the result of business development efforts, particularly in the investment management, trust, and estate areas and the impact of market performance.

     Service charges on deposit accounts decreased $12 thousand to $225 thousand for the three-month period ended September 30, 1995 from $237 thousand for the same period in 1994. This decrease relates to increases in the earnings credits offered to business customers. Service charges on deposit accounts increased $14 thousand to $678 thousand for the nine-month period ended September 30, 1995 from $664 thousand for the same period in 1994. This growth relates to an internal review of unprofitable accounts and changes in service charges, partially offset by increases in the earnings credits offered to business customers.

     Other non-interest income increased $7 thousand to $150 thousand for the three-month period ended September 30, 1995 compared to $143 thousand for the same period in 1994. This increase relates to an increase in revenue from the sale of residential mortgage loans and increases in rental income during the third quarter of 1995. Other non-interest income decreased $22 thousand to $427 thousand for the nine-month period ended September 30, 1995 compared to $449 for the nine-month period ended September 30, 1994. This decrease relates to decreases in revenue from the sale of residential mortgage loans and credit card income, partially offset by increases in rental income.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three-month period ended September 30, 1995 decreased $111 thousand to $3,026 thousand from $3,137 thousand for the same period in 1994. Total non-interest expense for the nine-month period ended September 30, 1995 was $9,498 thousand, an increase of $386 thousand from $9,112 thousand for the same period in 1994. The change in non-interest expense reflect the expense incurred to service the Company's expanding customer base including costs of non-performing assets, offset by reductions in FDIC insurance premiums. The various components of non-interest expense changes are discussed below.

     Salaries and employee benefits increased $101 thousand and $493 thousand for the three- and nine-month periods ended September 30, 1995 to $1,781 thousand and $5,306 compared to $1,680 thousand and $4,813 thousand for the same periods in 1994. Annual employee raises and a staff increase from 173 full-time equivalents (FTE's) employees in the third quarter of 1994 to 176 FTE's in the third quarter of 1995 are responsible for the increases.

     Net occupancy, equipment, and data processing expense was $585 thousand for the three- month period ended September 30, 1995, a decrease of $27 thousand over the same period last year. The decrease is primarily a result of decreased costs associated with maintenance contracts on Bank equipment and decreases in computer software purchases, partially offset by increases in MAC system transaction volume and personal computer acquisition costs. Net occupancy, equipment and data processing expense was $1,741 thousand for the nine- month period ended September 30, 1995, an increase of $24 thousand over the same period last year. The increase is the result of increased costs associated with the opening of the new Exton branch, increases in MAC system transaction volume and personal computer acquisition costs, partially offset by decreased costs associated with maintenance contracts on Bank equipment and decreases in computer software purchases.

     The Federal Deposit Insurance Corporation (FDIC) administers the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BIF insurance expense was $(19) thousand and $318 thousand for the three- and nine-month periods ended September 30, 1995, decreases of $193 thousand and $199 thousand over the same periods last year. BIF insurance premiums are calculated on quarter-end deposits and assessed quarterly. On August 8, 1995 the FDIC approved a final rule reducing BIF deposit insurance premiums for the second half of 1995 to 4 cents from 23 cents per year per $1,000 in deposits for the best-rated banks. Premiums for the SAIF will remain at current levels. The new premium rate was applied retroactively to June 1, 1995. The Bank received a refund of $189 thousand during the third quarter of 1995, reducing third quarter FDIC expense to $(19) thousand.

     Bank shares tax was $75 thousand and $222 thousand for the three- and nine-month periods ended September 30, 1995, an increase of $7 thousand and $19 thousand over the same periods last year. The Pennsylvania Bank Shares Tax is calculated on year-end Bank stockholders' equity and paid annually.

     Other non-interest expense increased $1 thousand and $49 thousand to $604 thousand and $1,911 thousand for the three- and nine- month periods ended September 30, 1995 compared to $603 thousand and $1,862 thousand for the same periods in 1994. The $1 thousand three month change includes decreases in loan related professional fees offset by increases in operating supplies and business development expenses. The $49 thousand nine month increase is the result of the adoption of SFAS No. 116, "Accounting for Contributions Received and Contributions Made" on January 1, 1995 offset by decreases in loan related professional fees and loan collection expenses.

                          PURCHASE OF OFFICE BUILDING

     On July 24, 1995, the Bank purchased the building on the southeast corner of High and Market Streets in the Borough of West Chester. This historic corner across from the Court House was owned by William Penn in 1702. Definitive plans for its use have not been finalized.

               DISTRIBUTION OF FUNDS FROM QUALIFIED PENSION PLAN

     On October 21, 1994, the Board of Directors approved the termination of the Company's Qualified Defined Benefit Retirement Plan effective December 31, 1994. Distributions of participants' vested benefits are expected in the fourth quarter of this year upon receipt of appropriate regulatory approvals.

                                  INCOME TAXES

     Income tax expense for the three- and nine-month periods ended September 30, 1995 was $498 thousand and $1,399 thousand, compared to $371 thousand and $1,093 thousand in the same periods last year. This represents effective tax rates of 31.5% and 31.2% for the three- and nine-month periods ended September
30, 1995, compared with 29.8% and 29.9% for the same periods in 1994, respectively. The primary reason for the increase in the effective tax rate is a decrease in tax-exempt instruments as a percentage of total assets. Average tax-exempt assets as a percentage of total average assets were 2.9% and 3.3% at September 30, 1995 and 1994, respectively.

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


                                                          DEPOSIT ANALYSIS

(Dollars in thousands)                September 30, 1995         December 31, 1994        Average        Balance
                                    Average     Effective      Average    Effective       Dollar         Percentage
Deposit Type                        Balance       Yield        Balance      Yield         Variance       Variance


NOW Accounts                        $ 42,764       2.30%       $ 41,985      2.30%          $779         1.86%

Money Market                          29,723       3.22          32,962      2.68         (3,239)       (9.83)

Statement Savings                     46,656       3.64          51,468      3.06         (4,812)       (9.35)

Other Savings                          4,775       2.68           5,571      2.60           (796)      (14.29)

CD's Less than $100,000               86,825       5.58          64,551      4.57         22,274        34.51
               --------               ------                     ------                   ------

Total Core Deposits                  210,743       4.09         196,537      3.31         14,206         7.23

Non-Interest Bearing
  Demand Deposit Accounts             51,349       -             50,872      -               477         0.94
                                      ------                     ------                      ---

Total Core and Non-Interest
  Bearing Deposits                   262,092       -            247,409      -             14,68        35.93

Tiered Savings                        38,751       4.29          45,427      3.33         (6,676)      (14.70)

CD's Greater than $100,000            11,095       4.98           8,688      4.66          2,407        27.70
                  --------            ------                      -----                    -----
Total Deposits                      $311,938       -           $301,524      -           $10,414         3.45
                                    ========                   ========                  =======


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Company also holds marketable securities and other short-term investments that can be readily converted to cash. The Company's subsidiary, The First National Bank of West Chester, as a member of the FHLB, maintains a line of credit secured by the Banks' mortgage related assets. As of September 30, 1995, this line of credit was approximately $34 million. The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.

     The Company's net interest rate sensitivity gap within one year is a negative $60.9 million or 16.6% of total assets at September 30, 1995. Management is aware of this negative gap position and is taking steps to maintain net interest margins at acceptable levels. Over $12.7 million in certificates of deposit with a maturity of 30 months were added during the first nine months of 1995.


                                                        INTEREST SENSITIVITY ANALYSIS
                                                          AS OF SEPTEMBER 30, 1995


(Dollars in thousands)
                                                                         One              Over
                                                       Within          through            five            Non-rate
                                                     one year         five years          years           sensitive            Total
ASSETS
Federal funds sold                               $      13,950    $           --    $          --    $           --    $      13,950
Investment securities                                   41,938            30,495           17,351                --           89,784
Loans and leases                                       121,718            98,555           20,306           (4,055)          236,524
Cash and cash equivalents                                   --                --               --            14,863           14,863
Other assets                                                --                --               --            12,076           12,076
                                                       -------            ------           ------            ------          -------

Total assets                                     $     177,606    $      129,050    $      37,657    $       22,884    $     367,197
                                                 =============    ==============    =============    ==============    =============


LIABILITIES AND CAPITAL
Non-interest bearing deposit                     $          --    $           --    $          --    $       52,991    $      52,991
Interest bearing deposits                              227,511            38,204            2,550                --          268,265
Borrowed funds                                          10,951                --               --                --           10,951
Other liabilities                                           --                --               --             5,136           5,1361
Capital                                                     --                --               --            29,854           29,854
                                                       -------            ------           ------            ------           ------

Total liabilities & capital                      $     238,462    $       38,204            2,550            87,981    $     367,197
                                                 =============    ==============            =====            ======    =============

Net interest rate
  sensitivity rate                               $     (60,856)   $       90,846    $      35,107    $      (65,097)   $          --
                                                 =============    ==============    =============    ==============    ===========

Cumulative interest rate
  sensitivity gap                                $     (60,856)   $       29,990    $      65,097    $          --     $          --
                                                 =============    ==============    =============    ===========       ===========

Cumulative interest rate
 sensitivity gap divided
 by total assets                                        (16.6%)             8.2%            18.4%
                                                        =====               ===             ====


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                       ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for possible loan losses as a percentage of quarter-end loans outstanding shows an increase from 1.37% at September 30, 1994 to 1.69% at September 30, 1995.

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

     The allowance for possible loan losses as a percentage of non-performing loans increased to 360.44% at September 30, 1995 from 99.50% at December 31, 1994. This ratio indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans and to cover other potential losses that might exist in the Company's loan portfolio. In February, 1995, approximately $1.2 million of non-accrual loans were paid off or brought current resulting in full recovery of principal, approximately $170 thousand in past-due interest and $18 thousand in legal fees. As a result of the above mentioned loan recoveries, sales of other real estate owned ("OREO"), and an intercompany sale, the Company has reduced non-performing assets by $2.5 million or 50.8% to $2.4 million at September 30, 1995 from $4.9 million at December 31, 1994.

     OREO represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal cost) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        NON-PERFORMING LOANS AND ASSETS

Dollars in thousands
                                                     September 30,              Dec 31,
                                                1995            1994             1994


Past due over 90 days and still accruing        $200            $157           $323

Non-accrual loans                                925           4,805            2,997
                                                 ---           -----            -----

Total non-performing loans                     1,125           4,962            3,320

Other real estate owned                        1,278             860            1,565
                                               -----             ---            -----

Total non-performing assets                   $2,403          $5,822           $4,885
                                              ======          ======           ======

Non-performing loans as a percentage
     of total loans                            0.47%           2.13%            1.39%

Allowance for possible loan losses as a
   percentage of non-performing loans        360.44%          64.39%            99.50%

Non-performing assets as a percentage of
   total loans and other real estate owned     0.99%           2.49%            2.03%

Allowance for possible loan losses as a
  percentage of non-performing assets        168.75%          54.88%            67.60%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                      AND COMPARISON OF LOANS OUTSTANDING


Dollars in thousands                                                      Three Months                        Nine Months
                                                                             Ended                               Ended
                                                                          September 30,                      September 30,
                                                                      1995           1994                1995           1994

Balance at beginning of period                                   $     3,712        $   2,894     $     3,303         $    2,839

Provision charged to operating expense                                   400             345            1,184              1,245

    Recoveries of loans previously charged-off                            21               3               74                 11
    Loans charged-off                                                   (78)            (47)            (506)              (900)
                                                                        ---             ---             ----               ----

Net loans charged-off                                                   (57)            (44)            (432)              (889)
                                                                        ---             ---             ----               ----

Balance at end of period                                          $    4,055        $  3,195      $     4,055         $    3,195
                                                                  ==========        ========      ===========         ==========

Period-end loans outstanding                                      $  240,579        $233,008      $   240,579         $  233,008

Average loans outstanding                                         $  243,301        $229,194      $   244,813         $  225,318

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.69%           1.37%            1.69%              1.37%

Ratio of net charge-offs to average loans                              0.02%           0.02%            0.18%              0.39%
    outstanding

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                CAPITAL ADEQUACY

     The Company is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 1995, both the Company's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Company's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies, which exclude any SFAS No. 115 adjustments.


RISK-BASED                          September 30,                   December 31,    "Well Capitalized"
CAPITAL RATIOS                      1995              1994             1994          Requirements


Leverage Ratio                      8.31%            8.35%            8.53%          5.00%
Tier I Capital Ratio               11.46%           10.91%           11.09%          6.00%
Total Risk-Based Capital Ratio     12.71%           12.11%           12.32%         10.00%


     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Company.

                            COMMON STOCK REPURCHASE

     In the second quarter of 1995, the Board of Directors of First West Chester Corporation authorized the repurchase of up to 105,000 shares of the Company's outstanding Common Stock through open market or privately negotiated transactions. The repurchased shares will be used for the Company's employee benefit plan and other general corporate purposes. Through September 30, 1995, the Company has repurchased 87,000 shares.


                         NEW SUBSIDIARY OF THE COMPANY

     In the first quarter of 1995, First West Chester Corporation established a Pennsylvania corporation, 323 East Gay Street Corp ("EGSC"), for the purpose of holding an interest in WCP Partnership. WCP Partnership is a Pennsylvania partnership established in 1995 to own and operate a commercial real estate property. WCP Partnership is owned 61.7% by the Company and 38.3% by an affiliate of another financial institution. EGSC's interest in this partnership of approximately $500 thousand is considered an investment under the equity method and is included in other assets on the Statement of Condition and excluded from the table of non-performing loans and assets at September 30, 1995.

                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          Various actions and proceedings are presently pending to which the Company or its subsidiaries are a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position of the Company and its subsidiaries.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          In a press release dated September 18, 1995, the Board of Directors of the Company announced a "3-for-2" stock split in the form of a 50% stock dividend payable October 16, 1995 to shareholders of record October 3, 1995.

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    The  following  is  a  list  of  exhibits   incorporated  by
                    reference into this report:

                      (3)(i)  Articles of Incorporation.

                         (1.) Copy of the Company's Articles of Incorporation, filed on March 9, 1984 is incorporated by reference to
                         Exhibit 3 (a)(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                         (2.) Copy of the Company's Certificate of Amendment to the Articles of Incorporation filed with the Secretary of the Commonwealth of Pennsylvania on April 2, 1986 is incorporated by reference to Exhibit 3 (a)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                         (3.) Copy of the Company's Certificate of Amendment to the Articles of Incorporation filed with Secretary of the Commonwealth of Pennsylvania on March 23, 1984 is incorporated by reference to Exhibit 3(a)(II) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                      (3)(ii) Bylaws of the Company, as amended. Copy of the Company's Bylaws, as amended, is incorporated by reference to Exhibit 3 (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

               (b)  Reports on Form 8-K

                    None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST WEST CHESTER CORPORATION


                                            /s/ Charles E. Swope
                                            President

DATE: November 13, 1995


                                            /s/ J. Duncan Smith
                                            Treasurer
                                            (Principal Accounting
                                            and Financial Officer)