Form 10-K
period 1995-12-31
FIRST WEST CHESTER CORP
filed 1996-03-28
CIK 744126

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995, OR
                          -----------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 0-12870

                         FIRST WEST CHESTER CORPORATION
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

                 Pennsylvania                                    23-2288763
                 ------------                                    ----------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

              9 North High Street, West Chester, Pennsylvania 19380
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (610) 692-3000
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
          Title of Each Class                            on Which Registered
          -------------------                            -------------------
                 None                                             None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 1996, was approximately $42,889,000.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 1996, was 1,712,491.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference into Parts I and II hereof. The Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                           PAGE

PART I:           Item 1 - Business                                                           1
                  Item 2 - Properties                                                        16
                  Item 3 - Legal Proceedings                                                 17
                  Item 4 - Submission of Matters to a Vote of Security Holders               17


PART II:          Item 5 - Market for the Corporation's Common Equity and Related
                                 Stockholder Matters                                         17
                  Item 6 - Selected Financial Data                                           18
                  Item 7 - Management's Discussion and Analysis of Financial
                                 Condition and Results of Operation                          18
                  Item 8 - Financial Statements and Supplementary Data                       19
                  Item 9 - Changes In and Disagreements with Accountants on
                                 Accounting and Financial Disclosure                         19


PART III:         Item 10 - Directors and Executive Officers of the Corporation              19
                  Item 11 - Executive Compensation                                           19
                  Item 12 - Security Ownership of Certain Beneficial Owners
                                 and Management                                              19
                  Item 13 - Certain Relationships and Related Transactions                   19


PART IV:          Item 14 - Exhibits, Financial Statement Schedules and Reports on
                                 Form 8-K                                                    20



SIGNATURES                                                                                   23

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

GENERAL

     First West Chester Corporation (the "Corporation") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Corporation Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the principal purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank in a one-for-one exchange of common shares of the Bank for common shares of the Corporation. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of 323 East Gay Street Corp., a Pennsylvania corporation ("EGSC"), which holds a 62% general partnership interest in WCP Partnership, a Pennsylvania general partnership ("WCP") that owns foreclosed real property located in West Chester, Pennsylvania (the "West Chester Property"). At December 31, 1995, the Corporation had consolidated total assets of approximately $389 million, total deposits of approximately $344 million and stockholders' equity of approximately $31 million.

BUSINESS OF THE BANK

     The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through six banking offices located in Chester County, Pennsylvania, including its main office. In addition, the Bank operates four limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 1995, the Bank had total assets of approximately $388 million, total loans of approximately $243 million, total deposits of approximately $344 million and employed 182 full-time equivalent persons.

     The Bank is a full service commercial bank offering a broad range of retail banking, commercial banking and trust services to individuals and businesses. Retail services include checking accounts, savings programs, money-market accounts, certificates of deposit, safe deposit facilities, consumer loan programs, residential mortgages, overdraft checking, automated tellers and extended banking hours. Commercial services include revolving lines of credit, commercial mortgages, equipment leasing and letter of credit services.

     These retail and commercial banking activities are provided primarily to consumers and small to mid-sized companies within the Bank's market area. Lending services are focused on commercial, consumer and real estate lending to local borrowers. The Bank attempts to establish a total borrowing relationship with its customers which may typically include a commercial real estate loan, a business line of credit for working capital needs, a mortgage loan for a borrower's residence, a consumer loan or a revolving personal credit line.

     The Bank's Financial Management Services Department (formerly, the Trust Department) provides a broad range of personal and corporate trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. At December 31, 1995, the Bank's

Financial Management Services Department administered or provided investment management for 698 accounts, which possessed assets with an aggregate market value of approximately $256 million. For the year ended December 31, 1995, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $1.8 million and accounted for 5.7% of the total of interest income and other income of the Bank for such period.

COMPETITION

     The Bank's service area consists primarily of greater Chester County, including West Chester and Kennett Square, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from community banks, thrift institutions and other non-bank financial organizations. The Bank competes with banking and financial branching systems, some from out of state, which are substantially larger and have greater financial resources than the Bank. There are branches of approximately 23 commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $30 million. The Bank had total assets of approximately $388 million as of December 31, 1995.

     The Bank competes for deposits with various other commercial banks, savings banks, credit unions, brokerage firms and stock, bond and money market funds. The Bank also faces competition from major retail-oriented firms that offer financial services similar to traditional services available through commercial banks without being subject to the same degree of regulation. Mortgage banking firms, finance companies, insurance companies and leasing companies also compete with the Bank for traditional lending services.

     Management believes that the Bank is able to effectively compete with its competitors because of its ability to provide responsive personalized services and competitive rates. This ability is a direct result of management's knowledge of the Bank's market area and customer base. Management believes the needs of the small to mid-sized commercial business and retail customers are not adequately met by larger financial institutions, therefore creating a marketing opportunity.

BUSINESS OF EGSC

     EGSC was formed in 1994 to hold the Bank's partnership interest in WCP Partnership. WCP Partnership was formed to facilitate the acquisition, necessary repairs, required environmental remediation and other actions necessary to sell the West Chester property at fair market value. EGSC purchased a 62% interest in the mortgage on the West Chester property in 1995 from the Bank at book value and immediately contributed the interest in the mortgage to WCP Partnership as capital. Another financial institution contributed the remaining 38% interest in the mortgage to WCP Partnership. WCP Partnership foreclosed on West Chester property in 1995 and is progressing towards an eventual sale.


SUPERVISION AND REGULATION

General

     The Corporation is a bank holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking (the "Department").

Government Regulation

     The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. Annual and other periodic reports also are required to be filed with the Department. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. See "Interstate Banking."

     Capital adequacy guidelines may impede a bank holding company's ability to consummate acquisitions involving consideration with a cash component. For a description of certain applicable guidelines, see "Capital," "Federal Deposit Insurance Corporation Improvement Act of 1991" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

     The BHC Act also restricts the types of businesses and operations in which a bank holding company and its subsidiaries may engage. Generally, permissible activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The business of owning a partnership interest in the West Chester Property (through EGSC) as a result of an underlying foreclosure action is a permissible activity, however, Federal Reserve Board approval is required to hold the West Chester Property beyond March 1997.

     The operations of the Bank are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered and restrictions on the ability to acquire deposits under certain circumstances. Various consumer laws and regulations also affect the operations of the Bank. Approval of the OCC is required for branching by Bank and for bank mergers in which the continuing bank is a national bank.

Development and Regulatory Improvement

     On September 23, 1994, the President signed into law the "Riegle Community Development and Regulatory Improvement Act of 1994" (the "Development Act"). The Development Act established a $382 million fund (the "Fund") to promote economic development and credit availability in underserved communities by providing financial and technical assistance to community development financial institutions ("CDFI's").

     CDFI's include banks, savings associations and bank holding companies which have a primary mission of promoting community development. Institutions receiving monies from the Fund will be required to provide matching funds dollar for dollar. Under the Fund, a CDFI may receive up to $5 million over a 3-year period, with affiliates in other states not presently served eligible to receive up to an additional $3.75 million over 3 years.

     One-third of the Fund will be used to finance the Bank Enterprise Act, an existing but previously unfunded incentive program designed to encourage depository institutions to increase funding in distressed neighborhoods.

     The Development Act contains provisions relating to small business capital formation, small business loan securitization, consumer protection for "reserve mortgages," paperwork reduction and reform of the national flood insurance program.

     The foregoing is a summary and general description of certain provisions of the Development Act and does not purport to be complete. Many of the provisions of the Development Act will be implemented through the adoption of regulations by the various federal banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date hereof, the Corporation is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Corporation.

 Interstate Banking

     The Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") authorizes interstate banking and branching. Effective September 29, 1995, subject to approval by the Federal Reserve Board and other restrictions set forth in the Interstate Act, bank holding companies may engage in interstate acquisitions of banks, without geographic limitations, notwithstanding state law to the contrary.

     The Interstate Act permits (i) adequately managed bank holding companies to engage in interstate acquisitions of banks, (ii) interstate branching through interstate bank mergers and acquisitions beginning June 1, 1997 (subject to the ability of states to permit or prohibit such mergers and acquisitions earlier) and (iii) other interstate branching through the establishment of de novo branches if authorized by state law.

Dividend Restrictions

     The Corporation is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Corporation available for payment of dividends on its Common Stock will result from amounts paid to the Corporation from dividends received from the Bank. All such dividends are subject to limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies.

     The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. National banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined).

     Payment of dividends by the Bank will be prohibited under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") in the event that the Bank would become "undercapitalized" under the guidelines described below as a result of such distribution.

     Under the above-mentioned restrictions, the Bank, without affirmative governmental approvals, could declare aggregate dividends in 1996 of approximately $2.7 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 1996, through the date of declaration less dividends previously paid in 1996, subject to the limitations described elsewhere herein.

     If, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such authority may require that such bank or bank holding company cease and desist from such practice, or require the bank or bank holding company to limit dividends in the future. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Finally, as described elsewhere herein, the regulatory authorities have established guidelines and under FDICIA have adopted regulations (and may in the future adopt additional regulations) with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which the Corporation and the Bank may pay.

Borrowings by the Corporation

     Federal law prevents the Corporation from borrowing from the Bank, unless such borrowings are secured by specified amounts and types of collateral. Additionally, such secured loans are generally limited to 10% of the Bank's capital and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital

     The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital must be common equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, a designated amount of qualifying subordinated debt, other preferred stock and a portion of the reserve for possible credit losses.

     In addition to the Risk Based Capital Standards imposed on bank holding companies, the banking regulators also believe that every institution must maintain an absolute minimum level of equity. The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio of Tier I capital to adjusted total assets of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio under these guidelines which would be applicable to the Corporation. The guidelines also indicate that, when appropriate, including when a bank holding company is undertaking expansion, engaging in new activities or otherwise facing unusual or abnormal risk, the Federal Reserve Board will consider a "tangible Tier I leverage ratio" (deducting all intangibles) in making an overall assessment of capital adequacy. Failure to satisfy regulators that a bank holding company will comply fully with capital adequacy guidelines upon consummation of an acquisition may impede the ability of a bank holding company to consummate such acquisition, particularly if the acquisition involves payment of consideration other than common stock. In many cases, the regulatory agencies will not approve acquisitions by bank holding companies and banks unless their capital ratios are well above regulatory minimums.

     The Bank is subject to capital requirements which generally are similar to those affecting the Corporation. As described below under "FDICIA," the federal banking agencies have established certain minimum levels of capital which are consistent with statutory requirements. As of December 31, 1995, 1994 and 1993, the Corporation and the Bank had capital in excess of all regulatory minimums.

     The Federal Reserve Board, the FDIC and the OCC have adopted a rule to implement the requirement under FDICIA that risk-based capital standards take account of interest rate risk. The rule focuses on institutions having relatively high levels of measured interest rate risk, and considers the effect that changing interest rates would have upon the value of an institution's assets, liabilities, and off balance-sheet positions. It is anticipated that this new rule will not have a significant adverse impact on the capital ratios or operations of the Corporation or the Bank.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

     Upon its enactment in December 1991, FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

     FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital classifications: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure.

     A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 1995, the Corporation and the Bank were "well capitalized" as defined under FDICIA. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition" and "-- Capital Adequacy."

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and prohibitions on the payment of interest rates on deposits in excess of 75 basis points above the average market yields for comparable deposits. Such institutions must submit a capital restoration plan which is acceptable to applicable federal banking agencies and which must include a guarantee from the parent holding company that the institution will comply with such plan.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets or to cease accepting deposits from correspondent banks and restrictions on senior executive compensation and on inter-affiliate transactions. Critically undercapitalized institutions are subject to a number of additional restrictions, including the appointment of a receiver or conservator.

     Regulations promulgated under FDICIA also require that an institution monitor its capital levels closely and notify its appropriate federal banking regulators within 15 days of any material events that affect the capital position of the institution. FDICIA also contains a variety of other provisions that affect the operations of the Corporation, including certain reporting requirements, regulatory standards and guidelines for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of state-chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

     FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.


     Finally, FDICIA limits the discretion of the FDIC with respect to deposit insurance coverage by requiring that, except in very limited circumstances, the FDIC's course of action in resolving a problem bank must constitute the "least costly resolution" for the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"), as the case me be. The FDIC has interpreted this standard as requiring it not to protect deposits exceeding the $100,000 insurance limit in more situations than was previously the case. FDICIA also prohibits payments by the FDIC on uninsured deposits in foreign branches of U.S. banks, and severely limits the "too big to fail" doctrine under which the FDIC formerly protected deposits exceeding the $100,000 insurance limit in certain failed banking institutions.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to commonly controlled FDIC-insured depository institution in danger of default. The term "default" is defined generally as the appointment of a conservator or receiver and the phrase "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. FIRREA and the Crime Control Act of 1990 (the "Crime Control Act") expand the enforcement powers available to federal banking regulators, including providing greater flexibility to impose enforcement action, expanding the category of persons dealing with a bank who are subject to enforcement action, and increasing the potential civil and criminal penalties. In the event of a holding company insolvency, the Crime Control Act affords a priority in respect of capital commitments made by the holding company on behalf of its subsidiary bank.

Annual Insurance Assessments

     Under FIRREA, the Federal Savings and Loan Insurance Corporation, which insured savings and loan associations and federal savings banks, was replaced by the SAIF, which is administered by the FDIC. A separate fund, the BIF, which was essentially a continuation of the FDIC's then existing fund, was established for banks and state savings banks. The Bank is subject to deposit insurance assessments by the BIF.

     The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or SAIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). Well capitalized Subgroup B and Subgroup C institutions are assigned assessment rates per $100 of insured deposits ranging from 0.03% per annum to 0.27% per annum. As of January 1, 1996, well capitalized Subgroup A institutions will pay only the statutory annual minimum of $2,000 for FDIC Insurance. These BIF assessment rates represent a significant decrease from rates in effect in prior years.

Other Matters

     The Corporation's Common Stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the Corporation is subject to the regulations promulgated under the Exchange Act regarding the filing of public reports, the solicitation of proxies, the disclosure of beneficial ownership of certain securities, short swing profits and the conduct of tender offers.

EFFECT OF GOVERNMENTAL POLICIES

     The earnings of the Bank and, therefore, of the Corporation are affected not only by domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies (particularly the Federal Reserve Board), foreign governments and other official agencies. The Federal Reserve Board can and does implement national monetary policy, such as the curbing of inflation and combating of recession, by its open market operations in United States government securities, control of the discount rate applicable to borrowings from the Federal Reserve and the establishment of reserve requirements against deposits and certain liabilities of depository institutions. The actions of the Federal Reserve Board influence the level of loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary and fiscal policies are not predictable.

     From time to time, various proposals are made in the United States Congress and the Pennsylvania legislature and before various regulatory authorities which would alter the powers of different types of banking organizations, remove restrictions on such organizations and change the existing regulatory framework for banks, bank holding companies and other financial institutions. It is impossible to predict whether any of such proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation.

ACCOUNTING CHANGES

Accounting For Income Taxes

     The Corporation adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. See Note A-8 in Notes to Consolidated Financial Statements, included in the Corporation's 1995 Annual Report to Shareholders, incorporated by reference.

Accounting For Investment Securities

     The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. See Note A-3 in Notes to Consolidated Financial Statements included in the Corporation's 1995 Annual Report to Shareholders, incorporated by reference.

Accounting for Contributions

     The Corporation adopted SFAS No. 116, "Accounting for Contributions Received and Contributions Made" effective January 1, 1995. See Note A-7 in Notes to Consolidated Financial Statements included in the Corporation's 1995 Annual Report to Shareholders, incorporated by reference.

Accounting for Impairment of a Loan

     The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. See Note A-4 in Notes to Consolidated Financial Statements included in the Corporation's 1995 Annual Report to Shareholders, incorporated by reference.

STATISTICAL DISCLOSURES

     The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 1995 Annual Report to Shareholders, incorporated herein by reference.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                              RATE VOLUME ANALYSIS

                                                     Increase (decrease) in net interest income due to:
                                        ------------------------------------------------------------------------------
                                        Volume          Rate         Total          Volume         Rate          Total
                                        ------          ----         -----          ------         ----          -----
(Dollars in thousands)                         1995 Compared to 1994                        1994 Compared to 1993
                                        ----------------------------------          ----------------------------------


INTEREST INCOME
---------------
Federal funds sold                         $278         $210         $488            ($231)         $36         ($195)

Investment securities
   Taxable                                 (209)         540          331              765         (592)          173
   Tax-exempt                               (18)         (41)         (59)             (30)          39             9
                                        --------      -------      -------          -------      ------         -----
       Total investment securities         (227)         499          272              735         (553)          182

Loans
   Taxable                                1,342        1,981        3,323            1,064          (79)          985
   Tax-exempt                               (51)          42           (9)             (99)           7           (92)
                                        --------      ------      --------         --------    --------       --------
       Total loans                        1,291        2,023        3,314              965          (72)          893
                                        --------      ------      --------         --------    --------       --------

Total interest income                     1,342        2,732        4,074            1,469         (589)          880
                                        --------      ------      --------         --------    --------       --------

INTEREST EXPENSE
----------------
Savings, NOW and money market deposits     (431)         780          349             (301)        (729)       (1,030)
Certificates of deposits and other time   1,281        1,039        2,320              878         (568)          310
                                        --------      ------      --------         --------    --------       --------
   Total interest bearing deposits          850        1,819        2,669              577       (1,297)         (720)

Securities sold under repurchase
   agreements                                39           95          134               52          (34)           18
Other borrowings                             27           15           42               19           (3)           16
                                        --------      ------      --------         --------    --------       --------

Total Interest expense                      916        1,929        2,845              648       (1,334)         (686)
                                        --------      ------      --------         --------    --------       --------

Net Interest income                        $426         $803       $1,229             $821         $745        $1,566
                                         ======       ======     ========           ======       ======        ======



NOTES:
------

(1)      The indicated changes are presented on a tax equivalent basis.
(2) The changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(3) Non-accruing loans have been used in the daily average balances to determine changes in interest due to volume. Loan fees included in the interest income computation are not material.
(4) The related average balance sheets can be found on page 12 of the Corporation's 1995 Annual Report to Shareholders.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                     LOAN PORTFOLIO BY TYPE AT DECEMBER 31,


(Dollars in thousands)              1995               1994                1993               1992             1991
                               --------------     ---------------     ---------------     ----------------  --------------
                                Amount   %          Amount   %        Amount     %         Amount    %       Amount   %
                                ------   -          ------   -        ------     -         ------    -       ------   -
Commercial loans               $86,686   36%       $87,689   37%     $88,632     40%      $82,602    39%    $80,351   40%

Real estate - construction       9,372    4%         4,607    2%       6,327      3%        3,724     2%      5,813    3%

Real estate - other            100,814   41%       101,589   42%      87,389     40%       85,555    40%     75,713   38%

Consumer loans (1)              33,836   14%        32,984   14%      27,414     12%       29,815    14%     30,513   15%

Lease financing receivables     11,879    5%        12,257    5%      11,671      5%       10,879     5%      7,929    4%
                              --------            --------          --------             --------          --------

     Total gross loans         242,587  100%       239,126  100%     221,433    100%      212,575   100%    200,319  100%

Allowance for possible loan
     losses                     (4,506)             (3,303)           (2,839)              (2,300)           (1,850)
                             ----------           ---------         ---------            ---------         ---------

     Total loans              $238,081            $235,823          $218,594             $210,275          $198,469
                              ========            ========          ========             ========          ========



NOTES:
------

(1) Consumer loans include open-end home equity lines of credit and credit card receivables.

(2) At December 31, 1995 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

(3) The Corporation does not breakdown the allowance for possible loan losses by area, industry or type of loan because the evaluation process used to determine the adequacy of the reserve is based on the portfolio as a whole. Management believes such an allocation would not be meaningful. See pages 16-18 of the Corporation's 1995 Annual Report to Shareholders for additional information.


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                       INTEREST RATES AT DECEMBER 31, 1995


                                                                   Maturing
                                               Maturing          After 1 Year        Maturing
                                                Within            And Within           After
(Dollars in thousands)                          1 Year              5 Years          5 Years         Total
----------------------                          ------              -------          -------         -----


Commercial loans                                $67,093             $4,903           $14,690        $86,686

Real Estate - construction                        9,372                 --                --          9,372
                                                -------            -------           -------       --------

       Total                                    $76,465             $4,903           $14,690      $ 96,058
                                                =======             ======           =======       =======


Loans maturing after 1 year with:
---------------------------------

Fixed interest rates                                                $4,903           $14,690

Variable interest rates                                                 --                --
                                                                    ------           -------

       Total                                                        $4,903           $14,690
                                                                    ======           =======



NOTES:
------

(1) Demand loans and overdrafts are reported maturing "Within 1 Year". Construction real estate loans are reported maturing "Within 1 Year" because of their short term maturity or index to the Bank's prime rate. An immaterial amount of loans has no stated schedule of repayments.

(2) Determination of maturities included in the above loan maturity table are based upon contract terms. In situations where a "rollover" is appropriate, the Corporation's policy in this regard is to evaluate the credit for collectability consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customer's use of their lines of credit with the Bank that are at floating interest rates.

(3) This data excludes real estate-other loans, consumer loans and lease financing receivables.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 1995

                                                      Due over         Due over
                                     Due               1 year           5 years             Due
                                   Within              Through          Through            Over
(Dollars in thousands)             1 year              5 years         10 years          10 years         Total
                                   ------              -------         --------          --------         -----

Held-to-Maturity
----------------
     U.S. Treasury                     --              1,473               --                --           1,473
     U.S. Government agency           500              1,001               --                --           1,501
     Mortgage-backed securities        --              1,384            1,132               169           2,685
     State and municipal            1,055              3,289              390                25           4,759
     Corporate securities           7,804              4,002               --                --          11,806
     Asset-backed                      --                462               --               362             824
                                    -----             ------            -----            ------          ------
                                    9,359             11,611            1,522               556          23,048
                                    -----             ------            -----            ------          ------

Available-for-Sale
------------------
     U.S. Treasury                  7,525              5,495               --                --          13,020
     U.S. Government agency            --             12,011               --                --          12,011
     Mortgage-backed securities        --              5,574            7,826            21,259          34,659
     State and municipal               --                 --               --               254             254
     Corporate securities           1,079                 --               --                --           1,079
     Mutual Funds                      --                 --               --             8,000           8,000
     Other equity securities           --                 --               --             1,540           1,540
                                   ------           --------          -------            ------          ------
                                    8,604             23,080            7,826            31,053          70,563
                                    -----             ------            -----            ------          ------

Total Investment securities       $17,963            $34,691           $9,348           $31,609         $93,611
                                  =======            =======           ======           =======         =======

Percent of portfolio               19.19%             37.06%            9.99%            33.77%         100.00%
                                   ======             ======            =====            ======         =======

Weighted average yield              5.96%              6.10%            6.36%             5.37%           5.85%
                                    =====              =====            =====             =====           =====


NOTES:
------

(1) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.

(2) Other equity securities having no stated maturity (including the Federated ARMs Fund) have been included in "Due over 10 years."

(3) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.

(4) As of December 31, 1995, the Corporation held securities from one issuer, The Federated ARMs Fund, in excess of 10% of stockholders' equity. The Corporation's investment in the Federated ARMs Fund was $8,000,000 with a market value of $7,733,000. This fund concentrates at least 65% of its value in adjustable and floating rate mortgage securities which are issued or guaranteed as to payment of principal and interest by the U.S. Government or its agencies.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      INVESTMENT SECURITIES AT DECEMBER 31,


                                          1995                           1994                       1993
                                 ----------------------       -----------------------     ----------------------
                                   Book         Market           Book          Market       Book         Market
(Dollars in thousands)             Value         Value           Value          Value       Value         Value
                                   -----         -----           -----          -----       -----         -----

Held-to-Maturity
----------------

     U.S. Treasury               $1,473        $1,485           $1,464        $1,365      $11,491       $11,678
     U.S. Government agency       1,501         1,496            1,500         1,416        1,499         1,534
     Mortgage-backed securities   2,685         2,689            3,223         3,039       33,049        33,100
     State and municipal          4,759         4,862            5,603         5,525        5,387         5,564
     Corporate securities        11,806        11,867           15,455        15,130       24,903        25,674
     Asset-backed                   824           814            2,122         2,053        4,993         5,019
     Mutual funds                    --            --               --            --        9,901         9,901
     Other equity securities         --            --               --            --        1,606         1,649
                              ---------     ---------        ---------     ---------      -------       -------
                                $23,048       $23,213          $29,367       $28,528      $92,829       $94,119
                                =======       =======          =======       =======      =======       =======


Available-for-Sale
------------------
     U.S. Treasury              $13,091       $13,091          $12,761       $12,761   $       --    $       --
     U.S. Government agency      12,176        12,176               --            --           --            --
     Mortgage-backed securities  34,475        34,475           23,446        23,446           --            --
     State and municipal            281           281              268           268           --            --
     Corporate securities         1,079         1,079            3,081         3,081           --            --
     Asset-backed                    --            --              107           107           --            --
     Mutual Funds                 7,733         7,733            7,764         7,764           --            --
     Other equity securities      1,628         1,628            1,595         1,595           --            --
                                -------       -------          -------       -------   ----------    ----------
                                $70,463       $70,463          $49,022       $49,022   $       --    $       --
                                =======       =======          =======       =======   ==========    ==========


         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 1995

                              Due Within      Over 3 Months        Over 6 Months         Due Over
(Dollars in thousands)         3 Months     Through 6 Months     Through 12 Months       12 Months    Total
                             -----------    ----------------     -----------------       ---------    -----

Certifcates of Deposit
    $100,000 or more             $ 948         $ 3,332               $ 3,109              $ 4,090    $11,479


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,



(Dollars in thousands)                          1995            1994            1993           1992           1991
                                                ----            ----            ----           ----           ----

Interest income which would
  have been recorded                             $103           $432            $225           $61             $39

Interest income that was
  received from customer                          172             --              --            --              16
                                                 ----           ----            ----           ---            ----

                                                 ($69)          $432            $225           $61             $23
                                                 =====          ====            ====           ===             ===







NOTES:
------

(1) Generally the Bank places a loan in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.


Item 2.  Properties.
-------  -----------

     The Bank owns seven properties which are not subject to any mortgages. The Corporation owns one property which is not subject to any mortgage, and which is located at 124 West Cypress Street, Kennett Square, Pennsylvania. In addition, the Corporation leases the Westtown-Thornbury and the Exton Offices. EGSC owns a 62% interest in WCP Partnership which owns the West Chester Property described in Item 1 above. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank and the Corporation, and other properties owned by the Bank and the Corporation which may serve as future sites for branch offices.

Current
Banking                                                                                 Date Acquired
Offices                                    Address                                        or Opened
-------                                    -------                                        ---------

Main Office                         9 North High Street                                 December 1863
and Corporate                       West Chester, Pennsylvania
Headquarters

Walk-In Facility                    17 East Market Street                               February 1978
                                    West Chester, Pennsylvania

Westtown-Thornbury                  Route 202 and Route 926                             May 1994
                                    Westtown, Pennsylvania

Goshen                              311 North Five Points Road                          September 1956
                                    West Goshen, Pennsylvania

Kennett Square                      126 West Cypress Street                             February 1987
                                    Kennett Square, Pennsylvania

Exton                               Route 100 and Boot Road                             August 1995
                                    West Chester, Pennsylvania
Other                                                                                   Date Acquired
Properties                                  Address                                       or Opened
----------                                  -------                                       ---------

Operations                          202 Carter Drive                                    July 1988
Center                              West Chester, Pennsylvania

Paoli Pike                          1104 Paoli Pike                                     July 1963
                                    West Chester, Pennsylvania

Kennett Square                      124 West Cypress Street                             July 1986
                                    Kennett Square, Pennsylvania

Westtown                            1039 Wilmington Pike                                February 1965
                                    Westtown, Pennsylvania

Former Commonwealth                 High & Market Streets                               July 1995
  Building                          West Chester, Pennsylvania



Item 3.    Legal Proceedings.
-------    ------------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, the Bank or EGSC is a party or of which any of their respective property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

           None.

                                     PART II
                                     -------

Item 5.    Market for the Corporation's Common Equity and Related Stockholder
------     ------------------------------------------------------------------
           Matters.
           -------

     The Corporation's Common Stock is not listed or traded on a recognized securities exchange. There is no established public trading market for the Corporation's Common Stock and trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 1995 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 1996, there were approximately 830 shareholders of record of the Corporation's Common Stock.

     The Corporation instituted a stock bonus plan (the "Stock Bonus Plan") during 1991, the purpose of which is to promote the interests of the Corporation by encouraging and enabling its employees and the employees of the Bank to acquire financial interests in the Corporation through the acquisition of shares of the Corporation's Common Stock. Under the Stock Bonus Plan, the Corporation may grant bonuses to its employees consisting of (i) shares of its Common Stock or (ii) shares of Common Stock and cash. The shares of Common Stock constituting the stock bonuses under the Stock Bonus Plan are purchased by the Corporation on the open market through an independent agent specified by the Corporation's Board of Directors. As of March 1, 1996, approximately $293,000 in cash bonuses were granted under the Stock Bonus Plan for services rendered by the executive officers and other employees of the Bank during 1995.

     The Corporation instituted a dividend reinvestment and stock purchase plan in 1990 ("DRIP"), the purpose of which is to provide the shareholders of the Corporation with a convenient method of investing cash dividends and optional cash payments in additional shares of the Corporation's Common Stock. As of December 31, 1995, 433 shareholders of the Corporation, representing approximately 53,000 shares of the Corporation's Common Stock, were participants in the DRIP. The DRIP purchased approximately $336,000 worth of the Corporation's Common Stock during the year ended December 31, 1995.

     The Corporation adopted a stock repurchase plan in 1995 to purchase up to 105,000 shares of the Common Stock of the Corporation through open market or privately negotiated transactions in order to increase shareholder value in the remaining outstanding shares of Common Stock. As of March 1, 1996, the Corporation had repurchased 75,000 shares of Common Stock in two privately negotiated transactions and 12,000 shares in the open market.

     The Corporation instituted a stock option plan in 1995 (the "1995 Stock Option Plan"), the purpose of which is to provide additional incentive to key employees and directors of the Corporation and the Bank to enter into or remain in the service or employ of the Corporation or the Bank by providing them with an opportunity to acquire or increase their proprietary interest in the Corporation through receipt of options to acquire the Common Stock of the Corporation. Under the 1995 Stock Option Plan, which was ratified by the shareholders of the Corporation on March 19, 1996, 146,250 shares of Common Stock of the Corporation were reserved for issuance to key employees of the Corporation and the Bank, and 41,250 shares of such Common Stock were reserved for issuance to directors of the Corporation and the Bank. On September 18, 1995, pursuant to the 1995 Stock Option Plan, options to purchase 750 shares of Common Stock were granted to each then current Director of the Corporation and the Bank, an option to purchase 3,000 shares of Common Stock was granted to the President of the Corporation and options to purchase 1,500 shares of Common Stock were granted to nine executive officers of the Corporation and the Bank. The grant of such options was subject to and subsequently ratified by the shareholders of the Corporation on March 19, 1996.

     The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 1995 and 1994, as set forth in the following table (which have been adjusted for the stock split which occurred in October, 1995):

                                                                            Dividends
                                                                            ---------

                                                                        Amount Per Share
                                                                        ----------------

                                                                     1995             1994
                                                                     ----             ----

First Quarter.............................................          $0.20            $0.18
Second Quarter............................................           0.20             0.18
Third Quarter.............................................           0.23             0.20
Fourth Quarter............................................           0.26             0.21
                                                                   ------          -------
  Total...................................................          $0.89            $0.77
                                                                    =====            =====


     The holders of the Corporation's Common stock are entitled to receive such dividends as may be legally declared by the Corporation's Board of Directors. The amount, time, and payment of future dividends, however, will depend on the earnings and financial condition of the Corporation, government policies, and other factors. See Part I, Item 1, "Supervision and Regulation" for information concerning limitations on the payment of dividends by the Bank and the Corporation and on the ability of the Corporation to otherwise obtain funds from the Bank.

Item 6.     Selected Financial Data.
-------     ------------------------

     Selected  financial  data  concerning  the  Corporation  and  the  Bank  is incorporated by reference from the Corporation's 1995 Annual Report to Shareholders, attached as an exhibit hereto. See Part II, Item 5, for data concerning the payment of cash dividends on Common Stock.

Item 7.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations.
            ---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from the Corporation's 1995 Annual Report to Shareholders, attached as an exhibit hereto.

Item 8.     Financial Statements and Supplementary Data.
-------     --------------------------------------------

     Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated by reference from the Corporation's 1995 Annual Report to Shareholders, attached as an exhibit hereto.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
            Financial Disclosure.
            --------------------

            None.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Corporation.
--------    ----------------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 28, 1996, for its 1996 Annual Meeting of Shareholders.

Item 11.    Executive Compensation.
--------    -----------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 28, 1996, for its 1996 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
--------    ---------------------------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 28, 1996, for its 1996 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 28, 1996, for its 1996 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------    -----------------------------------------------------------------

(a)      1.  Index to Consolidated Financial Statements:
             ------------------------------------------

                                                                               Page of Annual
                                                                           Report to Shareholders
                                                                           ----------------------

Consolidated Balance Sheets                                                        Page 21
at December 31, 1995 and
1994

Consolidated Statements of                                                         Page 22
Income for the years ended
December 31, 1995, 1994
and 1993

Consolidated Statement of                                                          Page 23
Changes In Stockholders'
Equity for the years
ended December 31, 1995,
1994 and 1993

Consolidated Statements of                                                         Page 24
Cash Flows for the years ended
December 31, 1995, 1994 and 1993

Notes to Consolidated                                                              Pages 25 to 40
Financial Statements

Report of Independent Certified
Public Accountants                                                                 Page 41


     The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January 25, 1996, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated by reference.

(a)      2.   Financial Statement Schedules:
              -----------------------------

     Financial   Statement   Schedules  are  not  required   under  the  related
instructions of the Securities and Exchange Commission, are inapplicable or are included in the Consolidated Financial Statements or notes thereto.

(a)      3.   Exhibits:
              --------

     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

         3(a).    Certificate of Incorporation.
                  -----------------------------

                  (i) Copy of the Corporation's Certificate of Incorporation, filed on March 9, 1984, is incorporated by reference to Exhibit 3(a)(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

                  (ii) Copy of the Corporation's Certificate of Amendment to Certificate of Incorporation filed with the Secretary of the Commonwealth of Pennsylvania on March 23, 1984, is incorporated by reference to Exhibit 3(a)(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

                  (iii) Copy of the Corporation's Certificate of Amendment to Certificate of Incorporation filed with the Secretary of the Commonwealth of Pennsylvania on April 2, 1986, is incorporated by reference to Exhibit 3(a)(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

         3(b). Bylaws of the Corporation,  as amended. Copy of the Corporation's
               -----------------------------------------------------------------
Bylaws, as amended, is incorporated by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

         10.  Material contracts.
              -------------------

                  (a) Copy of Executive Deferred Compensation Plan, adopted by the Bank on December 16, 1988, is incorporated by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

                  (b) Copy of Employment Agreement among the Corporation, the Bank and Charles E. Swope dated December 31, 1994, is incorporated by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                  (c) Copy of the Bank's 401(k) Plan and Trust, dated July 15, 1988, is incorporated by reference to Exhibit 4 to the Corporation's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 4, 1989 (Commission File No. 33-26325).

                  (d) Copy of the Corporation's Dividend Reinvestment Plan is incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (e) Copy of the Bank's amended and restated 401(k) Plan, effective date July 1, 1989, is incorporated by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (f) Copy of the Corporation's Stock Bonus Plan, adopted by the Corporation in 1991 and ratified by the shareholders of the Corporation on March 17, 1992, is incorporated by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991.

                  (g) Copy of the Bank's Supplemental Benefit Retirement Plan, effective date January 1, 1994, is incorporated by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                  (h) Copy of the Corporation's and the Bank's Directors Deferred Compensation Plan, effective December 30, 1994, is incorporated by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                  *(i) Copy of the Corporation's 1995 Stock Option Plan, adopted by the Corporation in 1995 and ratified by the shareholders of the Corporation on March 19, 1996.

       * 13. Annual report to security holders, Form 10-Q or quarterly report to
             -------------------------------------------------------------------
security holders.  The Corporation's  Annual Report to Shareholders for the year
----------------
ended December 31, 1995. With the exception of the pages listed in the Index to Consolidated Financial Statements and the items referred to in Items 1, 5, 6, 7 and 8 hereof, the Corporation's 1995 Annual Report to Shareholders is not deemed to be filed as part of this Report.

         21.  Subsidiaries of the  Corporation.  The First National Bank of West
              --------------------------------
Chester, a banking institution organized under the banking laws of the United States in December 1863.

       * 23.  Consents of experts and counsel.  Consent of Grant Thornton LLP,
              -------------------------------
dated March 28, 1996.

       * 27.  Financial  Data  Schedule.  A  Financial  Data  Schedule  is being
              -------------------------
submitted with the Corporation's 1995 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601(c) of Regulation S-K.

(b)  Reports on Form 8-K.  No reports on Form 8-K were filed by the  Corporation
     -------------------
during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST WEST CHESTER CORPORATION


                                                       /s/ Charles E. Swope
                                                  By:___________________________
                                                      Charles E. Swope,
                                                      President

Date:  March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 29, 1996.

         Signature                                      Title
         ---------                                      -----

/s/ Charles E. Swope
                                               President, Chief Executive
Charles E. Swope                               Officer and Chairman of the
                                               Board of Directors

/s/ J. Duncan Smith
______________________________                 Treasurer (Principal
J. Duncan Smith                                Accounting and Financial Officer)




                    (Signatures continued on following page)

                    (Signatures continued from previous page)

         Signature                                        Title
         ---------                                        -----

/s/ Richard M. Armstrong
_________________________________                         Director
Richard M. Armstrong

/s/ John J. Ciccarone
_________________________________                         Director
John J. Ciccarone

/s/ M. Robert Clarke
_________________________________                         Director
M. Robert Clarke

/s/ Edward J. Cotter
_________________________________                         Secretary and Director
Edward J. Cotter

/s/ Clifford E. DeBaptiste
_________________________________                         Director
Clifford E. DeBaptiste

/s/ John A. Featherman, III
_________________________________                         Director
John A. Featherman, III

/s/ J. Carol Hanson
_________________________________                         Director
J. Carol Hanson

/s/ John S. Halsted
_________________________________                         Director
John S. Halsted

/s/ Devere Kauffman
_________________________________                         Director
Devere Kauffman

/s/ David L. Peirce
_________________________________                         Director
David L. Peirce

/s/ John B. Waldron
_________________________________                         Director
John B. Waldron

                                Index to Exhibits

Exhibits
--------
10(i) Copy of the Corporation's 1995 Stock Option Plan, adopted by the Corporation in 1995 and ratified by the shareholders of the Corporation on March 19, 1996.

13 The Corporation's Annual Report to Shareholders for the year ended December 31, 1995.


23            Consent of Grant Thornton LLP.

27            Financial Data Schedule.