Form 10-Q
period 1996-03-31
FIRST WEST CHESTER CORP
filed 1996-05-14
CIK 744126

UNITED STATES

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996, OR
                               --------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.


                         FIRST WEST CHESTER CORPORATION
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


                  Pennsylvania                       23-2288763
                  ------------                       ----------
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)              Identification No.)


   9 North High Street, West Chester, Pennsylvania          19380
   -----------------------------------------------          -----
         (Address of principal executive office)          (Zip code)


                                 (610) 692-1423
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
The number of shares outstanding of Common Stock of the Registrant as of April 1, 1996 was 1,712,941.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                           PAGE
                                                                           ----

Part I.           FINANCIAL INFORMATION


                  Consolidated Statements of Condition
                  March 31, 1996 and December 31, 1995                        3


                  Consolidated Statements of Income
                  Three-Months Ended March 31, 1996 and 1995                  4


                  Consolidated Statements of Stockholder's Equity             5


                  Consolidated Statements of Cash Flows
                  Three-Months Ended March 31, 1996 and 1995                  6


                  Notes to Consolidated Financial Statements                7-8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-19



Part II. OTHER INFORMATION

                  Item 1 - Legal Proceedings
                  Item 2 - Changes in Securities
                  Item 3 - Defaults upon Senior Securities
                  Item 4 - Submission of Matters to Vote of Security Holders
                  Item 5 - Other Information
                  Item 6 - Exhibits and Reports on Form 8-K                20-22


                  Signatures                                                  23

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                          Unaudited
(Dollars in thousands)                                                                    March 31,            December 31,
                                                                                            1996                   1995
                                                                                            ----                   ----

ASSETS
    Cash and due from banks                                                             $     17,207          $    19,944
    Federal funds sold                                                                        16,500               24,700
                                                                                         -----------           ----------

           Total cash and cash equivalents                                                    33,707               44,644
                                                                                         -----------           ----------

    Interest bearing deposits with banks                                                       1,000                   --
                                                                                         -----------           ----------

    Investment securities held-to-maturity (market value of $19,845 and
        $23,213 at March 31, 1996 and December 31, 1995, respectively)                        19,794               23,048
                                                                                         -----------           ----------

    Investment securities available-for-sale at market value                                  76,033               70,463
                                                                                         -----------           ----------

    Loans                                                                                    246,824              242,587
    Less allowance for possible loan losses                                                   (4,667)              (4,506)
                                                                                         -----------           ----------

           Net loans                                                                         242,157              238,081
                                                                                         -----------           ----------

    Premises and equipment                                                                     5,909                5,521
    Other assets                                                                               7,422                6,743
                                                                                         -----------           ----------

           TOTAL ASSETS                                                                  $   386,022           $  388,500
                                                                                          ==========            =========

LIABILITIES
    Deposits
        Non-interest bearing                                                             $    54,908           $   63,393
        Interest-bearing                                                                     283,697              280,533
                                                                                          ----------            ---------

                Total deposits                                                               338,605              343,926

    Securities sold under repurchase agreements                                               11,078                8,858
    Other liabilities                                                                          5,420                5,024
                                                                                          ----------            ---------

                Total liabilities                                                            355,103              357,808
                                                                                          ----------            ---------

STOCKHOLDERS' EQUITY
    Common  stock,  par  value  $1 -  authorized,  5,000,000  shares;outstanding
        1,712,941 at March 31, 1996 and December 31, 1995, respectively;
         excluding shares in treasury 87,000 at March 31, 1996 and
         December 31, 1995                                                                     1,800                1,800
    Additional paid-in capital                                                                 3,301                3,301
    Retained earnings                                                                         28,148               27,542
    Net unrealized loss on securities available-for-sale                                        (444)                 (65)
    Treasury stock, at cost                                                                   (1,886)              (1,886)
                                                                                          ----------            ---------

                Total stockholders' equity                                                    30,919               30,692
                                                                                          ----------            ---------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   386,022           $  388,500
                                                                                          ==========            =========


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                          ----------------------
                                                                                            1996           1995
                                                                                            ----           ----

INTEREST INCOME
    Loans, including fees                                                               $   5,556       $  5,577
    Investment securities                                                                   1,438          1,169
    Federal funds sold                                                                        221              5
    Deposits in banks                                                                           3             --
                                                                                         --------       --------

                Total interest income                                                       7,218          6,751
                                                                                         --------        -------

INTEREST EXPENSE
    Deposits                                                                                2,959          2,420
    Securities sold under repurchase agreements                                                83             90
    Other borrowings                                                                           --             59
                                                                                         --------       --------

                Total interest expense                                                      3,042          2,569
                                                                                         --------       --------

                Net interest income                                                         4,176          4,182

    Provision for loan losses                                                                 276            349
                                                                                         --------       --------

                Net interest income after provision
                   for possible loan losses                                                 3,900          3,833
                                                                                         --------       --------

NON-INTEREST INCOME
    Financial Management Services                                                             453            459
    Service charges on deposit accounts                                                       201            230
    Other                                                                                     179            139
                                                                                         --------       --------

                Total non-interest income                                                     833            828
                                                                                         --------       --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                          1,902          1,728
    Net occupancy and  equipment                                                              569            592
    FDIC deposit insurance                                                                      1            169
    Bank shares tax                                                                            77             75
    Other                                                                                     710            703
                                                                                         --------       --------

                Total non-interest expense                                                  3,259          3,267
                                                                                         --------       --------

                Income before income taxes                                                  1,474          1,394

INCOME TAXES                                                                                  474            418
                                                                                         --------       --------

                NET INCOME                                                              $   1,000      $     976
                                                                                         ========       ========

PER SHARE DATA
    Net income                                                                          $    0.58      $    0.54
                                                                                         ========       ========
    Dividends declared                                                                  $    0.23      $    0.20
                                                                                         ========       ========

Weighted average shares outstanding                                                     1,713,654      1,799,901
                                                                                        =========      =========

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)



(Dollars in thousands)                                                                1996              1995
                                                                                    ---------         --------
Balance at January 1,                                                               $ 30,692          $ 28,299

    Net  income to date                                                                1,000               976
    Cash dividends declared                                                             (394)             (360)
    Net unrealized gain (loss) on securities available-for-sale                         (379)              742
                                                                                     -------           -------

Balance at March 31,                                                                $ 30,919          $ 29,657
                                                                                     =======           =======
































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                        March 31,
                                                                                            -------------------------------
(Dollars in thousands)                                                                          1996                 1995
                                                                                            -----------          ----------
OPERATING ACTIVITIES
    Net Income                                                                                 $  1,000          $    976
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                160               152
        Provision for loan losses                                                                   276               349
        Amortization of investment security premiums
           and accretion of discounts                                                                66                62
        Amortization of deferred fees on loans                                                        9                24
        Increase in other assets                                                                   (483)             (882)
        Increase in other liabilities                                                               447               901
                                                                                                -------           -------

           Net cash provided by operating activities                                              1,475             1,582
                                                                                                -------           -------

INVESTING ACTIVITIES
    Increase in interest bearing deposits in banks                                               (1,000)               --
    Increase in loans                                                                            (4,361)           (9,385)
    Proceeds from maturities of investment securities available-for-sale                          3,824             2,514
    Proceeds from maturities of investment securities held-to-maturity                            3,231               328
    Purchases of investment securities available-for-sale                                       (10,012)           (2,160)
    Purchase of premises and equipment, net                                                        (548)              (87)
                                                                                                -------           -------

           Net cash used in investing activities                                                 (8,866)           (8,790)
                                                                                                -------           -------

FINANCING ACTIVITIES
    Increase (decrease) in deposits                                                              (5,321)             (858)
     Increase in securities sold under repurchase agreements                                      2,220             3,383
    Cash dividends                                                                                 (445)             (384)
                                                                                                -------           -------

           Net cash provided by (used in) financing activities                                   (3,546)            2,141
                                                                                                -------           -------

                      NET DECREASE IN CASH AND CASH
                         EQUIVALENTS                                                            (10,937)           (5,067)

Cash and cash equivalents at beginning of year                                                   44,644            21,981
                                                                                                -------           -------

Cash and cash equivalents at end of period                                                     $ 33,707          $ 16,914
                                                                                                =======           =======




The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)


1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiaries' (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1995.

2. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period.

4. On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and
           Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

           The Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

           Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

           (Dollars in thousands)              March 31, 1996  December 31, 1995
                                               --------------  -----------------
           Principal amount of impaired loans       $ 500           $ 590
           Less valuation allowance                   380             433
                                                     ----            ----
                                                    $ 120           $ 157
                                                    =====           =====

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                   (UNAUDITED)

           The activity in the valuation allowance for the quarters ending March 31, are as follows:

                                                                  1996               1995
                                                                  -----              -----

           Valuation allowance at beginning of period            $ 433              $ 380
           Provision for loan impairment                            -                  -
           Direct charge-offs                                      (84)                -
           Recoveries                                               31                 -
                                                                  ----               ----
           Valuation allowance at end of period                  $ 380              $ 380
                                                                  ====               ====

           Total cash collected on impaired loans during the quarter ended March 31, 1996 was $5 thousand, all of which was credited to the principal balance outstanding on such loans and none was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter ended March 31, 1996 was $12 thousand. Interest income recognized during the quarter ended March 31, 1996 was $0 thousand.

           Total cash collected on impaired loans during the quarter ended March 31, 1995 was $1,393 thousand, of which $1,221 thousand was credited to the principal balance outstanding on such loans and $172 thousand was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter ended March 31, 1995 was $44 thousand.

           During the quarter ended March 31, 1995, two impaired loans totaling $699 thousand were transferred to Other Real Estate Owned and one impaired loan for $500 thousand was transferred to the Corporation's real estate subsidiary, 323 East Gay Street Corp ("EGSC"), as an equity investment. The $500 thousand impaired loan that was transferred to EGSC in the first quarter of 1995 was liquidated in May 1996. The proceeds from the liquidation were in excess of $600,000.

5. The Financial Accounting Standards Board issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employees stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Corporation has not determined which method it will follow in the future, but anticipates following APB Opinion 25. The Corporation will be required to adopt the new standard for its year ended December 31, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


                                EARNINGS SUMMARY

       Net income for the three months ended March 31, 1996 was $1,000 thousand, an increase of $24 thousand or 2.5% from $976 thousand for the same period in 1995, primarily the result of an industry wide decrease in FDIC insurance premiums and a lower provision for loan losses, partially offset by tighter net interest margins and increased operating expenses. Earnings per share for the three months ending March 31, 1996 were $0.58 per share, a $0.04 or 7.4% increase over the same period in 1995. Performance ratios for the quarter ended March 31, 1996 decreased compared to the same ratios for the quarter ended March 31, 1995 as shown below due to growth in average deposits and tighter net interest margins. There has been a noticeable increase in pricing and fee competition on loans over $500,000 (new and renewals) during the past 60 days. It is anticipated that this pricing pressure along with increased operating costs relating to building improvements and technology projects (see page 19) will affect net income over the next 12 months. Cash dividends declared during the first quarter of 1996 increased to $0.23 per share, a 15.0% increase compared to $0.20 per share in the first quarter of 1995. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                                                            March                        December
                                                ------------------------------          ----------
                                                   1996              1995                  1995
                                                   ----              ----                --------
        PERFORMANCE RATIOS
        ------------------

       Return on average assets                    1.05%             1.12%                 1.14%
       Return on average equity                   12.99%            13.64%                13.68%
       Earnings retained                          60.60%            63.11%                62.05%
       Dividend payout ratio                      39.40%            36.89%                37.95%
       Book value per share                      $18.05            $16.47                $17.92

                               NET INTEREST INCOME

       Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-month period ended March 31, 1996, on a tax equivalent basis, was $4,234 thousand, compared to $4,244 thousand for the same period in 1995. Net yield on interest earning assets, on a tax equivalent basis was 4.75% for the three-month period ended March 31, 1996 compared to 5.24% for the same period in 1995. Average interest earning assets increased approximately $32.5 million to $356.4 million during the twelve month period ending March 31, 1996 compared to $323.9 million in the same period last year. The increase in average earnings assets was a direct result of certificate of deposit growth during the twelve month period ending March 31, 1996. This inflow of funds was directed into investments and federal funds sold rather than higher yielding loans. As a result, the overall net yield on interest earning assets declined. The Corporation anticipates continued pressure on net yield on interest earning assets as competition for new loan business remains very strong and incremental deposit growth becomes more rate sensitive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                       Three-Months
                                                      Ended March 31,
                                                      ---------------
YIELD ON                                           1996             1995
- --------                                          ------           ------
Interest Earning Assets                            8.17%            8.41%
Interest Bearing Liabilities                       4.18%            3.89%
                                                   ----             ----
Net Interest Spread                                3.99%            4.52%
Contribution of Interest Free Funds                0.76%            0.72%
                                                  -----            ----
Net Yield on Interest Earning Assets               4.75%            5.24%
                                                   ====             ====


                      INTEREST INCOME ON FEDERAL FUNDS SOLD

       Interest income on federal funds sold for the three-month period ended March 31, 1996 increased $216 thousand to $221 thousand when compared to the same period in 1995. The increase in 1996's first quarter federal funds sold interest income is primarily attributable to a $15.9 million increase in average balances and a 15-basis point (a basis point equals one hundredth of one percent) increase in rates compared to the same period in 1995.

                    INTEREST INCOME ON INVESTMENT SECURITIES

       On a tax equivalent basis, interest income on investment securities increased $263 thousand or 22.2% for the three-month period ended March 31, 1996 to $1,450 thousand compared to the same period in 1995. The increase is due to an increase in average balances of $16.5 million and a 6-basis point increase in the yield earned on securities. The $16.5 million increase in investment securities is a result of certificate of deposit growth in conjunction with reduced loan demand.

                            INTEREST INCOME ON LOANS

       Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased $19 thousand or 0.3% to $5,602 thousand for the three-month period ended March 31, 1996, compared to $5,621 thousand for the three-month period ended March 31, 1995. The decrease in interest income for the three-month period ended March 31, 1996 is attributable to a $131 thousand decrease in average loans outstanding and a 2-basis point decrease in rates earned. Competition for new and existing loan relationships has been very strong throughout 1995 and 1996. There has been a noticeable increase in pricing and fee competition on large (over $500,000) loans (new and renewals) during the past 60 days. It is anticipated that this pricing pressure will reduce overall loan yields and net interest margins. Fee reductions will affect non-interest income and non-interest expenses.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

       Interest expense on deposit accounts increased $539 thousand or 22.3% for the three-month period ended March 31, 1996 to $2,959 thousand, compared to the same period in 1995. The increase is a result of a 32-basis point increase in the rates paid on interest-bearing deposits and an increase in average interest-bearing deposits of $32.4 million compared to the same period in 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       While total average interest bearing deposits have grown 13.0% in the twelve-month period ended March 31, 1996, the components have not grown proportionately. During the twelve-month period ended March 31, 1996, average savings, NOW and money market deposits declined $547 thousand, while average certificates of deposit and other time deposits increased $32.9 million. The Corporation's effective rate on interest bearing deposits increased from 3.89% in the first quarter of 1995 to 4.21% in the first quarter of 1996. Steps are being taken to try to reduce interest expense without causing deposit run-off. Competition for deposits from non-banking institutions such as mutual fund companies continues to grow.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

       Interest expense on securities sold under repurchase agreements decreased $7 thousand or 7.8% to $83 thousand for the three-month period ended March 31, 1996 compared to $90 thousand for the three-month period ended March 31, 1995. The decrease is attributable to a $1,205 thousand decrease in average securities sold under repurchase agreements outstanding, partially offset by a 10-basis point increase in rates paid on securities sold under repurchase agreements.

                      INTEREST EXPENSE ON OTHER BORROWINGS

       Interest expense on other borrowings was $0 thousand for the three-month period ended March 31, 1996 compared with $59 thousand in the same period in 1995. There were no other borrowings in the first quarter of 1996 compared to $3,848 thousand in average other borrowings outstanding during the first quarter of 1995. The Corporation met its short-term funding requirements through the increase in deposits during the first quarter of 1996.

                       PROVISION FOR POSSIBLE LOAN LOSSES

       During the first quarter of 1996, the Corporation recorded a $276 thousand provision for possible loan losses compared to $349 thousand in 1995. The allowance for possible loan losses as a percentage of total loans was 1.89% as of March 31, 1996 compared to 1.45% as of March 31, 1995. The Corporation continues to deal with non-performing loans by building up the allowance for possible loan losses and aggressively charging-off loans deemed uncollectible. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

       Total non-interest income increased $5 thousand or 0.6% to $833 thousand for the three months ended March 31, 1996, compared to $828 thousand for the same period in 1995. The primary component of non-interest income is Financial Management Services revenue, which decreased $6 thousand or 1.3% to $453 thousand for the three months ended March 31, 1996 from $459 thousand for the three months ended March 31, 1995. The decrease in Financial Management Services revenue is a result of the loss of one account relationship, partially offset by new business development. Market value of Financial Management Services assets under management grew $1.5 million or 0.6% from $256.9 million at March 31, 1995 to $258.3 million at March 31, 1996. Growth in Financial Management Services assets under management is primarily the result of market appreciation, partially offset by the loss of one account relationship.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                              1996                                  1995
                                                      -------------------------------     --------------------------------
                                                       Daily                                Daily
                                                       Average                              Average
ASSETS                                                 Balance   Interest       Rate        Balance     Interest     Rate
                                                       -------   --------       ----        -------     --------     ----

    Federal funds sold                                $ 16,271     $  221       5.43%      $    379     $    5       5.28%
    Interest bearing deposits in banks                     187          3       6.42%            --         --       --
    Investment securities
        Taxable                                         92,564      1,405       6.07%        74,876      1,120       5.98%
        Tax-exempt(1)                                    2,637         45       6.83%         3,815         67       7.02%
                                                       -------      -----                   -------      -----
           Total investment securities                  95,201      1,450       6.09%        78,691      1,187       6.03%
                                                       -------      -----                   -------      -----
    Loans(2)
        Taxable                                        238,009      5,432       9.13%       238,111      5,460       9.17%
        Tax-exempt(1)                                    6,728        170      10.11%         6,757        161       9.53%
                                                       -------      -----                   -------      -----
           Total loans                                 244,737      5,602       9.16%       244,868      5,621       9.18%
                                                       -------      -----                   -------      -----
           Total interest earning assets               356,396      7,276       8.17%       323,938      6,813       8.41%
    Non-interest earning assets
        Allowance for possible loan losses              (4,607)                              (3,381)
        Cash and due from banks                         16,155                               15,989
        Other assets                                    12,630                               12,084
                                                       -------                              -------
           Total assets                               $380,574                             $348,630
                                                       =======                              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
    Savings, NOWS & money market deposits             $163,710     $1,277       3.12%      $164,257     $1,356       3.30%
    Certificates of deposits and other time            117,531      1,682       5.72%        84,614      1,064       5.03%
                                                       -------      -----                   -------      -----
        Total interest bearing deposits                281,241      2,959       4.21%       248,871      2,420       3.89%
    Securities sold under repurchase agreements         10,057         83       3.30%        11,262         90       3.20%
    Other borrowings                                        --         --          --         3,848         59       6.13%
                                                       -------      -----                   -------      -----
        Total interest bearing liabilities             291,298      3,042       4.18%       263,981      2,569       3.89%
                                                       -------      -----                   -------      -----
    Non-interest bearing liabilities
        Non-interest bearing demand deposits            53,119                               51,636
        Other liabilities                                5,371                                4,390
                                                       -------                              -------
           Total liabilities                           349,788                              320,007
    Stockholders' equity                                30,786                               28,623
                                                       -------                              -------
           Total liabilities and stockholders' equity $380,574                             $348,630
                                                      ========                             ========
    Net interest income                                            $4,234                               $4,244
                                                                    =====                                =====
    Net yield on interest earning assets                                        4.75%                                5.24%
                                                                                =====                                =====












(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1996 and 1995.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


       Service charges on deposit accounts decreased $29 thousand or 12.6% to $201 thousand for the three months ended March 31, 1996 from $230 thousand for the same period in 1995. This decline relates to increases in the earnings credit paid to commercial checking customers, partially offset by an internal review of unprofitable accounts and changes in service charges.

       Other non-interest income increased $40 thousand or 28.8% to $179 thousand for the three months ended March 31, 1996 compared to $139 thousand for the same period in 1995. This increase relates to increases in revenue from the sale of residential mortgage loans and increases in rental income from other real estate owned.

                              NON-INTEREST EXPENSE

       Total non-interest expense for the first quarter of 1996 was $3,259 thousand, a decrease of $8 thousand or 0.2% from $3,267 thousand in the same period in 1995. The various components of non-interest expense changes are discussed below.

       First quarter 1996 salaries and employee benefits increased $174 thousand or 10.1% to $1,902 thousand compared to $1,728 thousand in first quarter 1995. Annual employee raises and a staff increase from 172 full-time equivalents (FTE's) employees in the first quarter of 1995 to 181 FTE's in the first quarter of 1996 are responsible for the increase. These staffing increases reflect the Corporation's need for additional sales and marketing personnel. The Corporation also experienced proportionate increases in employee benefits.

       Net occupancy, equipment and data processing expense was $569 thousand for the three-month period ended March 31, 1996, a decrease of $23 thousand or 3.9% over the same period last year. The decrease in the first quarter 1996 is primarily a result of decreased costs associated with maintenance contracts on Bank equipment. Increases in net occupancy, equipment and data processing expenses are expected when the depreciation changes relating to building improvements and technology projects (See page 19) start in the second and third quarters of this year.

       FDIC insurance was $1 thousand for the three-month period ended March 31, 1996, a decrease of $168 thousand or 99.4% from $169 thousand in the same period last year. Effective January 1, 1996, the Federal Deposit Insurance Corporation ("FDIC") reduced the Bank Insurance Fund ("BIF") deposit insurance premiums to the statutory minimum of $500 per quarter for the best rated banks. From January 1, 1995 to May 31, 1995, the FDIC insurance was calculated based on quarter-end deposits at a rate of $0.23 per year per $1,000 in deposits for the best rated banks. Effective June 1, 1995, the FDIC reduced the BIF deposit insurance premiums to $0.04 per year per $1,000 in deposits for the best rated banks. It is anticipated that the premium for 1997 will be above the statutory minimum.

       Bank shares tax increased $2 thousand or 2.7% to $77 thousand for the three months ended March 31, 1996 compared to $75 thousand for the three months ended March 31, 1995. The Pennsylvania Bank Shares Tax is calculated on quarter-end Bank stockholders' equity and paid annually.

       Total other non-interest expense increased $7 thousand or 1.0% to $710 thousand for the three months ended March 31, 1996 compared to $703 thousand for the same period in 1995. The increase in non-interest

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

expenses is due to increases in professional fees and by a sales tax refund of approximately $40 thousand received in the first quarter of 1995. The increase is partially offset by the adoption of SFAS No. 116, "Accounting for Contributions Received and Contributions Made" on January 1, 1995. The adoption of SFAS No. 116 required the Corporation to recognize conditional promises to give when the promises became unconditional. This resulted in an increase in other non-interest expenses during the first quarter of 1995 by $117 thousand.

                                  INCOME TAXES

       Income tax expense for the three-month period ended March 31, 1996 was $474 thousand, compared to $418 thousand in the same period last year. This represents an effective tax rate of 32% and 30% for the first quarter of 1996 and 1995, respectively. The primary reason for the increase in the effective tax rate is a decrease in tax-exempt instruments as a percentage of total assets. Average tax-exempt assets as a percentage of total average assets was 2.5% and 3.0% at March 31, 1996 and 1995, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

       The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to effectively monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is its available-for-sale portfolio of liquid investment grade securities. Funding sources include NOW, money-market, savings and smaller denomination certificates of deposit accounts. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional funding comes from the Corporation's non-interest bearing demand deposit accounts. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table: `

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                DEPOSIT ANALYSIS

(Dollars in thousands)                            March 31, 1996           December 31, 1995      Average     Balance
                                            ----------------------       ---------------------   ----------------------
                                            Average     Effective        Average    Effective      Dollar    Percentage
Deposit Type                                Balance         Yield        Balance      Yield      Variance    Variance
- ------------                                -------     ----------       --------   ----------   --------    ----------

NOW Accounts                                $ 45,852       2.26%         $ 42,974     2.32%       $  2,878       6.70%
Money Market                                  27,994       3.42            29,610     3.23          (1,616)     (5.46)
Statement Savings                             47,102       3.20            46,347     3.64             755       1.63
Other Savings                                  4,389       2.73             4,657     2.73            (268)     (5.75)
CD's Less than $100,000                      104,991       5.77            89,866     5.67          15,125      16.83
                                             -------                      -------                  -------
Total Core Deposits                          230,328       4.20           213,454     4.15          16,874       7.91
Non-Interest Bearing
    Demand Deposit Accounts                   53,119       -               52,177     -                942       1.81
                                             -------                      -------                  -------
Total Core and Non-Interest
    Bearing Deposits                         283,447       -               265,631    -             17,816       6.71
Tiered Savings                                38,373       4.10             38,744    4.29            (371)     (0.96)
CD's Greater than $100,000                    12,540       5.33             11,331    5.11           1,209      10.67
                                             -------                      --------                 -------
Total Deposits                              $334,360       -             $ 315,706    -           $ 18,654       5.91
                                             =======                      ========                 =======

       The Bank, as a member of the Federal Home Loan Bank (the "FHLB"), maintains a line of credit secured by the Bank's mortgage-related assets. As of March 31, 1996, this line of credit was approximately $8 million. The line of credit at the FHLB at December 31, 1995 was approximately $34 million. The reduction in the line of credit available is the result of a system wide policy change by the FHLB. However, the Bank's overall borrowing capacity at the FHLB remains unchanged at approximately $84 million. The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $66.8 million or 17.3% of total assets at March 31, 1996 compared with a negative $45.6 million or 11.7% of total assets at December 31, 1995. Management is aware of this negative gap position and is taking steps to maintain net interest margins at acceptable levels.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 1996

                                                               One            Over
(Dollars in thousands)                           Within      through          five          Non-rate
                                                one year    five years        year          sensitive          Total
                                                --------    ----------        ----          ---------          -----
ASSETS
    Federal funds sold                      $    16,500    $       --     $       --      $        --       $  16,500
    Investment securities                        35,302        47,110         13,415               --          95,827
    Interest bearing deposits in banks            1,000            --             --               --           1,000
    Loans and leases                            126,972       107,997         11,855          (4,667)         242,157
    Cash and cash equivalents                        --            --             --           17,207          17,207
    Other assets                                     --            --             --           13,331          13,331
                                             ----------     ---------      ---------       ----------        --------
    Total assets                            $   179,774    $  155,107     $   25,270      $    25,871       $ 386,022
                                             ==========     =========      =========       ==========        ========

LIABILITIES AND CAPITAL
    Interest bearing deposits               $   235,499    $   48,198     $       --      $        --       $ 283,697
    Non-interest bearing deposits                    --            --             --           54,908          54,908
    Borrowed funds                               11,078            --             --               --          11,078
    Other liabilities                                --            --             --            5,420           5,420
    Capital                                          --            --             --           30,919          30,919
                                             ----------     ---------      ---------       ----------        --------
    Total liabilities & capital             $   246,577    $   48,198     $       --      $    91,247       $ 386,022
                                             ==========     =========      =========       ==========        ========

    Net interest rate
      sensitivity rate                      $   (66,803)   $  106,909     $   25,270      $   (65,376)      $      --
                                             ==========     =========      =========       ==========        ========

    Cumulative interest rate
      sensitivity gap                       $   (66,803)   $   40,106     $   65,376      $       --        $      --
                                             ==========     =========      =========       ==========        ========

    Cumulative interest rate
      sensitivity gap divided
      by total assets                            (17.3%)        10.4%          16.9%
                                                  =====         =====          =====

                       ALLOWANCE FOR POSSIBLE LOAN LOSSES

       The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

(Dollars in thousands)                                                      March 31,                   December 31,
                                                                  -----------------------------         ------------
                                                                     1996            1995                    1995
                                                                  -----------      ----------           ------------
Balance at beginning of period                                    $    4,506       $   3,303              $    3,303
                                                                   ---------        --------               ---------

Provision charged to operating expense                                   276             349                   1,666
                                                                   ---------        --------               ---------

    Recoveries of loans previously charged-off                            34               4                      79
    Loans charged-off                                                   (149)            (45)                   (542)
                                                                   ---------        --------               ---------

Net loans charged-off                                                   (115)            (41)                   (463)
                                                                   ---------        --------               ---------

Balance at end of period                                          $    4,667       $   3,611              $    4,506
                                                                   =========        ========               =========

Period-end loans outstanding                                      $  246,824       $ 248,446              $  242,587

Average loans outstanding                                         $  244,737       $ 244,868              $  243,657

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.89%           1.45%                   1.86%

Ratio of net charge-offs to average loans
    outstanding                                                        0.05%           0.02%                   0.19%


       Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Bank's policy to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause management to have doubts as to the borrower's ability to comply with loan repayment terms.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                March 31,                      December 31,
                                                              --------------------------            --------------
                                                                  1996             1995                   1995
                                                                 -----             ----                   ----
Past due over 90 days and still accruing                        $  261           $  369                 $  419

Non-accrual loans                                                  808              837                    726
                                                                 -----            -----                  -----

Total non-performing loans                                       1,069            1,206                  1,145

Other real estate owned                                          1,447            1,385                  1,447
                                                                 -----            -----                  -----

Total non-performing assets                                     $2,516           $2,591                 $2,592
                                                                 =====            =====                  =====

Non-performing loans as a percentage
     of total loans                                              0.43%            0.49%                   0.47%

Allowance for possible loan losses as a
   percentage of non-performing loans                          436.58%          299.42%                 393.54%

Non-performing assets as a percentage of
   total loans and other real estate owned                       1.01%            1.04%                   1.06%

Allowance for possible loan losses as a
  percentage of non-performing assets                          185.49%          139.37%                 173.84%

       The allowance for possible loan losses as a percentage of non-performing loans indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

                         CHANGES IN EXECUTIVE MANAGEMENT

       Effective January 16, 1996, William E. Hughes Sr., Executive Vice President, assumed all the duties and responsibilities of Richard C. Cloud, Executive Vice President, who is retiring on June 30, 1996. Mr. Hughes has over 30 years experience in commercial lending and has been with the Bank since 1984. Effective March 29, 1996, Peter J. D'Angelo assumed Mr. Cloud's duties as Cashier of the Bank and Corporation. Mr D'Angelo has been Vice President of the Bank since 1986. Additional personnel changes in the lending functions are anticipated over the next 12 months. Effective December 15, 1995, J. Duncan Smith was promoted to Senior Vice President and Comptroller of the Bank. Mr. Smith has been Vice President and Comptroller of the Bank since 1993. Mr. Smith also serves as Treasurer of the Corporation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

       During the second quarter 1996, the Corporation completed renovations to the first floor of the Miller building at a cost of approximately $408,000. This building includes a new customer service contact area for the Financial Management Services Department and a complete renovation of the Market Street Office. Renovations to the former Commonwealth Bank building, which was purchased in 1995, are continuing with occupancy expected in the third quarter. Estimated improvements to the property will cost an estimated $400,000.

       The Corporation has two technology projects in process: Branch teller automation ("BTA") and imaging of customer checking ("ICC"). The BTA project is expected to cost $500,000 and was scheduled for completion at the end of the first quarter. Due to a data communications issue, the BTA project has been delayed and is not expected to be fully operational until the third quarter. The ICC project, with an initial cost of $450,000, is on schedule and is expected to be operational in the third quarter.

       No depreciation has been taken on any of the above mentioned buildings or technology projects.

                                CAPITAL ADEQUACY

       The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 1996, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

                                             March 31,              December 31,
RISK-BASED                           ------------------------       ------------      "Well Capitalized"
CAPITAL RATIOS                         1996             1995            1995             Requirements
- --------------                         ----             ----            ----           ----------------
Leverage Ratio                         8.19%            8.71%           8.47%                 5.00%
Tier I Capital Ratio                  11.70%           11.0            11.51%                 6.00%
Total Risk-Based Capital Ratio        12.95%           12.34%          12.77%                10.00%

       The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth for the Corporation was 9.84%, 8.52% for the three months ended March 31, 1996 and 1995, respectively.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                  Various actions and proceedings are presently pending to which the Corporation is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not, either individually or in the aggregate, a material adverse effect on the consolidated financial position of the Corporation and its subsidiaries.

Item 2.           Changes in Securities
                  ---------------------
                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to Vote of Security Holders
                  -------------------------------------------------
                  The Annual Meeting (the "Meeting") of the Shareholders of First West Chester Corporation (the "Corporation") was held on March 19, 1996. Notice of the Meeting was mailed to shareholder of record on or about February 28, 1996, together with proxy solicitation materials prepared in accordance with
                  Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

                  The matters submitted to a vote of Shareholders at the meeting were the following:

                           (1) The election of four Class III directors, with each director to serve until the 1999 Annual Meeting of the Shareholders and until the election and qualification of his respective successor;

                           (2) The ratification of the Corporation's 1995 Stock Option Plan; and

                           (3) The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1996.


                  There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:


                                                                                        Abstentions and
                         Nominee                        For            Withheld         Broker Non-Votes
                         -------                        ---            --------         ----------------

                  Richard M. Armstrong               1,241,380         182,907                 0

                  John A. Featherman, III            1,252,233         172,054                 0

                  John S. Halsted                    1,252,533         171,754                 0

                  Devere Kauffman                    1,246,330         177,957                 0

                  The names of the other directors whose terms of office as Directors continued after the Meeting are as follows: Charles
                  E. Swope, John J. Ciccarone, M. Robert Clarke, Edward J. Cotter, Clifford E. DeBaptiste, J. Carol Hanson, David L. Peirce and John B. Waldron.

                  There was no solicitation in opposition to the 1995 Stock Option Plan to approve the Corporation's 1995 Stock Option Plan, and the Plan was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes, for the proposal were as follows:

                     For         Against      Abstentions      Broker non-votes
                     ---         -------      -----------      ----------------
                  1,397,671      21,112          5,504                 0

                  There was no solicitation in opposition to the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1996 to approve Grant Thornton, LLP as the Corporation's independent public accountants, and the appointment was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes, for the ratification were as follows:

                     For         Against      Abstentions      Broker non-votes
                     ---         -------      -----------      ----------------
                  1,401,465        75            22,747               0

                  There was no other business that came before the Annual Meeting or matters incident to the conduct of the Annual Meeting.

Item 5.           Other Information
                  -----------------
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a) Exhibits
                      --------
                  The following is a list of the exhibits incorporated by reference into this Report:

         3(a).    Certificate of Incorporation.
                  ----------------------------
                  (i) Copy of the Corporation's Certificate of Incorporation, filed on March 9, 1984, is incorporated by reference to Exhibit 3(a)(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

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

         3(b). Bylaws of the Corporation,  as amended. Copy of the Corporation's
               --------------------------------------
Bylaws, as amended, is incorporated by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

         10.      Material contracts.
                  ------------------
              (a) Copy of the  Corporation's  1995 Stock Option  Plan,  filed on
March  28,  1996,  is   incorporated  by  reference  to  Exhibit  10(i)  to  the
Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(b) Reports on Form 8-K
    -------------------

    No report was filed during the quarter ended March 31, 1996.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST WEST CHESTER CORPORATION


                                Charles E. Swope



                                /s/ Charles E. Swope
                                --------------------
DATE:  May 14, 1996             Charles E. Swope
                                President



                                J. Duncan Smith


                                /s/ J. Duncan Smith
                                -------------------
                                J. Duncan Smith
                                Treasurer
                                (Principal Accounting
                                 and Financial Officer)