Form 10-Q
period 1996-06-30
FIRST WEST CHESTER CORP
filed 1996-08-13
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996, OR
                               -------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.
                    -------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
The number of shares outstanding of Common Stock of the Registrant as of July 1, 1996 was 1,712,941.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----
Part I.           FINANCIAL INFORMATION


                  Consolidated Statements of Condition
                  June 30, 1996 and December 31, 1995                         3


                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1996 and 1995                                      4


                  Consolidated Statements of Stockholders' Equity             5


                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995                     6


                  Notes to Consolidated Financial Statements                7-8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-20



Part II. OTHER INFORMATION

                  Item 1 - Legal Proceedings
                  Item 2 - Changes in Securities
                  Item 3 - Defaults upon Senior Securities
                  Item 4 - Submission of Matters to Vote of Security Holders
                  Item 5 - Other Information
                  Item 6 - Exhibits and Reports on Form 8-K               21-22


                  Signatures                                                 23

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)
                                                                                               Unaudited
                                                                                                June 30,           December 31,
                                                                                                  1996                 1995
                                                                                               -----------          -----------

ASSETS
    Cash and due from banks                                                                    $   17,216            $   19,944
    Federal funds sold                                                                             14,400                24,700
                                                                                                  -------              --------

           Total cash and cash equivalents                                                         31,616                44,644
                                                                                                  -------              --------

    Interest bearing deposits with banks                                                            1,000                    --
                                                                                                  -------              --------

    Investment securities  held-to-maturity (market value of $15,894 and $23,213 at June 30, 1996 and December 31,
        1995, respectively)                                                                        15,930                23,048
                                                                                                  -------              --------

    Investment securities available-for-sale at market value                                       82,003                70,463
                                                                                                  -------              --------

    Loans                                                                                         248,372               242,587
    Less allowance for possible loan losses                                                        (4,831)               (4,506)
                                                                                                  -------              --------

           Net loans                                                                              243,541               238,081

    Premises and equipment                                                                          6,195                 5,521
    Other assets                                                                                    7,426                 6,743
                                                                                                  -------              --------

           TOTAL ASSETS                                                                         $ 387,711             $ 388,500
                                                                                                 ========              ========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   55,528            $   63,393
        Interest bearing                                                                          286,242               280,533
                                                                                                  -------              --------

           Total deposits                                                                         341,770               343,926

    Securities sold under repurchase agreements                                                     8,941                 8,858
    Other liabilities                                                                               5,648                 5,024
                                                                                                  -------              --------

           Total liabilities                                                                      356,359               357,808
                                                                                                  -------              --------

STOCKHOLDERS' EQUITY
    Common  stock,  par  value  $1-authorized,   5,000,000  shares;  outstanding
        1,712,941 at June 30, 1996 and December  31, 1995;  excluding  shares in treasury 87,000 at June 30, 1996
        and December 31, 1995                                                                       1,800                 1,800
    Additional paid-in capital                                                                      3,301                 3,301
    Retained earnings                                                                              28,850                27,542
    Net unrealized loss on securities available-for-sale                                             (713)                  (65)
    Treasury stock, at cost                                                                        (1,886)               (1,886)
                                                                                                  -------              --------

           Total stockholders' equity                                                              31,352                30,692
                                                                                                  -------              --------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 387,711             $ 388,500
                                                                                                 ========              ========


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                              Three Months Ended                Six  Months Ended
                                                                                June 30,                           June 30,
                                                                         ------------------------           ---------------------
                                                                          1996              1995              1996         1995
                                                                          ----              ----              ----         ----

INTEREST INCOME
    Loans, including fees                                                 $5,652           $5,843           $11,208       $11,421
    Investment securities                                                  1,487            1,197             2,924         2,366
    Federal funds sold                                                       202              177               422           183
    Deposits in banks                                                         15               --                18            --
                                                                           -----            -----           -------       -------

                Total interest income                                      7,356            7,217            14,572        13,970
                                                                           -----            -----           -------       -------

INTEREST EXPENSE
    Deposits                                                               2,957            2,780             5,916         5,201
    Securities sold under repurchase agreements                               78              104               160           194
    Other borrowings                                                          --               --                --            59
                                                                           -----            -----           -------       -------

                Total interest expense                                     3,035            2,884             6,076         5,454
                                                                           -----            -----           -------       -------

                Net interest income                                        4,321            4,333             8,496         8,516

    Provision for loan losses                                                276              435               552           784
                                                                           -----            -----           -------       -------

                Net interest income after provision
                   for possible loan losses                                4,045            3,898             7,944         7,732
                                                                           -----            -----           -------       -------

NON-INTEREST INCOME
    Financial Management Services                                            453              459               905           918
    Service charges on deposit accounts                                      219              222               420           453
    Other                                                                    255              140               434           277
                                                                           -----            -----           -------       -------

                Total non-interest income                                    927              821             1,759         1,648
                                                                           -----            -----           -------       -------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         1,950            1,797             3,852         3,525
    Net occupancy and  equipment                                             653              563             1,222         1,156
    FDIC deposit insurance                                                     1              169                 1           337
    Bank shares tax                                                           77               73               154           148
    Other                                                                    663              607             1,372         1,310
                                                                           -----            -----           -------       -------

                Total non-interest expense                                 3,344            3,209             6,601         6,476
                                                                           -----            -----           -------       -------

                Income before income taxes                                 1,628            1,510             3,102         2,904

INCOME TAXES                                                                 532              483             1,006           901
                                                                           -----            -----           -------       -------

                NET INCOME                                                $1,096           $1,027          $  2,096      $  2,003
                                                                           =====            =====           =======      ========

PER SHARE DATA
    Net income                                                            $0.64             $0.58            $1.22          $1.12
                                                                           ====              ====             ====          =====
    Dividends declared                                                    $0.23             $0.20            $0.46          $0.40
                                                                           ====              ====             ====          =====

Weighted average shares outstanding                                    1,717,823        1,781,373         1,715,739     1,790,492
                                                                       =========        =========         =========     =========


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



(Dollars in thousands)                                                                                  1996              1995
                                                                                                     ---------          --------
Balance at January 1,                                                                                  $30,692          $28,299

    Net  income to date                                                                                  2,096            2,003
    Cash dividends declared                                                                               (788)            (720)
    Net unrealized gain (loss) on securities available-for-sale                                           (648)           1,362
    Treasury stock transactions                                                                             --           (1,625)
                                                                                                        ------           ------

Balance at June 30,                                                                                    $31,352          $29,319
                                                                                                        ======           ======


































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Six Months Ended
                                                                                                            June 30,
                                                                                                -----------------------------
(Dollars in thousands)                                                                              1996               1995
                                                                                                ------------       ----------

OPERATING ACTIVITIES
    Net Income                                                                                $    2,096           $    2,003
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 345                  302
        Provision for loan losses                                                                    552                  784
        Amortization of investment security premiums
           and accretion of discounts                                                                113                  115
        Amortization of deferred fees on loans                                                        17                    9
        Increase in other assets                                                                    (349)                (174)
        Increase in other liabilities                                                                675                1,168
                                                                                                --------             --------

           Net cash provided by operating activities                                               3,449                4,207
                                                                                                --------             --------

INVESTING ACTIVITIES
        Purchase of interest bearing deposit in bank                                              (1,000)                  --
        Increase in loans                                                                         (6,029)              (5,265)
        Proceeds from maturities of investment securities available-for-sale                       9,103                5,538
        Proceeds from maturities of investment securities held-to-maturity                         8,083                2,827
        Purchases of investment securities available-for-sale                                    (21,704)             (13,673)
        Purchases of investment securities held-to-maturity                                         (999)                (999)
        Purchase of premises and equipment, net                                                   (1,019)                (181)
                                                                                                --------             --------

           Net cash used in investing activities                                                 (13,565)             (11,753)
                                                                                                --------             --------

FINANCING ACTIVITIES
        Increase in deposits                                                                      (2,156)              13,140
        Increase in securities sold under repurchase agreements                                       83                2,870
       Cash dividends                                                                               (839)                (744)
       Treasury stock transactions                                                                    --               (1,625)
                                                                                                --------             --------

           Net cash (used in) provided by financing activities                                    (2,912)              13,641
                                                                                                --------             --------

              NET (DECREASE) INCREASE IN CASH AND CASH
                EQUIVALENTS                                                                      (13,028)               6,095

Cash and cash equivalents at beginning of period                                                  44,644               21,981
                                                                                                --------             --------

Cash and cash equivalents at end of period                                                     $  31,616            $  28,076
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

2. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period.

4. On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires loan impairment to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, a creditor may measure impairment based on a loan's desirable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

           The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

           Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

                                                               1996
                                                  -----------------------------
           (Dollars in thousands)                 January 1             June 30
                                                  ---------            --------
           Principal amount of impaired loans    $     590            $     422
           Less valuation allowance                   (433)                (406)
                                                    -------              -------
                                                 $     157            $      16
                                                  ========             ========

           On January 1, 1996 a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the three- and six month periods ended June 30, 1996 and 1995 is as follows:

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                   (UNAUDITED)

4.         (Continued)                                                         June 30, 1996                   June 30, 1995
                                                                         ------------------------        -------------------
                                                                            Three          Six             Three          Six
                                                                           Months         Months           Months        Months
                                                                           Ended          Ended            Ended         Ended
                                                                           -----          -----            -----         -----

           Valuation allowance at beginning of period                     $    380      $    433          $    380      $    380
           Provision for loan impairment                                       100           100               230           230
           Direct charge-offs                                                  (75)         (159)             (349)         (349)
           Recoveries                                                            1            32                42            42
                                                                           -------       -------           -------       -------
           Valuation allowance at end of period                           $    406      $    406          $    303      $    303
                                                                           =======       =======           =======       =======

           Total cash collected on impaired loans during the three- and six month periods ended June 30, 1996 was $3 thousand and $9 thousand, respectively, all of which was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during the three- and six month periods ended June 30, 1996 was $12 thousand and $22 thousand, respectively. Interest income recognized during the three- and six month periods ended June 30, 1996 was $0.

           Total cash collected on impaired loans during the three- and six month periods ended June 30, 1995 was $22 thousand and $1,415 thousand, of which $22 thousand and $1,243 thousand was credited to the principal balance outstanding on such loans and $0 and $172 thousand was recognized as interest income, respectively. Interest that would have been accrued on impaired loans during the three- and six month periods ended June 30, 1995 was $14 thousand and $58 thousand, respectively. Interest income recognized during the three-and six month periods ended June 30, 1995 was $0 and $172 thousand, respectively.

           During the six months ended June 30, 1995, two impaired loans totaling $699 thousand were transferred to Other Real Estate Owned and one impaired loan for $500 thousand was transferred to the Corporation's real estate subsidiary, 323 East Gay Street Corp ("EGSC"), as an equity investment. The $500 thousand impaired loan that was transferred to EGSC in 1995 was liquidated in May 1996. The proceeds from the liquidation were in excess of $600 thousand resulting in a gain of $135 thousand included in other non-interest income.

5. The Financial Accounting Standards Board issued a new standard, SFAS No. 123, "Accounting for Stock- Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employees stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Corporation will continue to use APB Opinion 25 while complying with the disclosure requirements of SFAS No. 123.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

                         EARNINGS SUMMARY AND HIGHLIGHTS

     Net income for the three-month period ended June 30, 1996 was $1,096 thousand, an increase of $69 thousand or 6.7% from $1,027 thousand in the three-month period ended June 30, 1995. Net income for the six-month period ended June 30, 1996 was $2,096 thousand, an increase of $93 thousand or 4.6% from $2,003 thousand in the six-month period ended June 30, 1995. Increases in net income are primarily the result of an industry wide reduction in Federal Deposit Insurance Corporation ("FDIC') insurance premiums, gain from the sale of property owned by the Corporation's subsidiary, 323 East Gay Street Corp, and a lower provision for loan losses, partially offset by tighter net interest margins and increased operating expenses. Earnings per share for the three and six month periods ended June 30, 1996 were $0.64 and $1.22 per share, respectively, increases of $0.06 and $0.10 per share compared to the same periods in 1995, respectively.

     Performance ratios for the three- and six-month periods ended June 30, 1996 remained relatively constant compared to the same period in 1995 as shown below. Cash dividends declared during the second quarter of 1996 increased to $0.23 per share, a 15.0% increase compared to $0.20 per share in the second quarter of 1995. On a year-to-date basis, cash dividends increased to $0.46 per share, a 15.0% increase compared to $0.40 per share in the same period of 1995. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                                                                        Three Months Ended               Six Months Ended
                                                                              June 30,                         June 30,
                                                                      ----------------------           ---------------------
                                                                       1996           1995              1996           1995
                                                                       ----           ----              ----           ----

           PERFORMANCE RATIOS
           Return on Average Assets                                    1.14%          1.14%              1.09%         1.13%
           Return on Average Equity                                   14.08%         13.93%             13.53%        13.77%
           Earnings Retained                                          64.05%         64.95%             62.40%        64.05%
           Dividend Payout Ratio                                      35.95%         35.05%             37.60%        35.95%
           Book Value Per Share                                      $18.30         $16.99             $18.30        $16.99

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 1996, on a tax equivalent basis, was $4,377 thousand and $8,610 thousand, compared to $4,392 thousand and $8,636 thousand for the same periods in 1995, respectively. Net yields on interest earning assets, on a tax equivalent basis, were 4.86% and 4.80% for the three- and six-month periods ended June 30, 1996 compared to 5.21% and 5.22% for the same periods in 1995, respectively. Average interest earning assets increased approximately $23.2 million to $360.5 million during the second quarter of 1996 compared to $337.3 million in the same period last year. The increase in average earnings assets was a direct result of certificate of deposit growth during the twelve month period ended June 30, 1996. This inflow of funds was directed into investments and federal funds sold rather than higher yielding loans. As a result, the overall net yield on interest earning assets declined. The Corporation anticipates continued pressure on net yield on interest earning assets as competition for new loan business remains very strong and incremental deposit growth becomes more rate sensitive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                               1996                                    1995
                                                     ----------------------------------       ---------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                   $  14,954     $    200      5.35%        $  11,722      $   177     6.04%
Interest bearing deposits in banks                       1,000           15      6.00%               --           --       --
Investment securities
    Taxable                                             94,023        1,455      6.19%           75,469        1,148     6.08%
    Tax-exempt (1)                                       2,471           43      6.96%            3,785           67     7.08%
                                                       -------        -----                     -------        -----
        Total investment securities                     96,494        1,498      6.21%           79,254        1,215     6.13%
                                                       -------        -----                     -------        -----
Loans (2)
    Taxable                                            241,388        5,531      9.17%          239,611        5,727     9.56%
    Tax-exempt (1)                                       6,666          166      9.96%            6,675          159     9.53%
                                                       -------        -----                     -------        -----
        Total loans                                    248,054        5,697      9.19%          246,286        5,886     9.56%
                                                       -------        -----                     -------        -----
Total interest earning assets                          360,502        7,410      8.22%          337,262        7,278     8.63%
Non-interest earning assets
    Allowance for possible loan losses                  (4,745)                                  (3,719)
    Cash and due from banks                             16,688                                   15,670
    Other assets                                        12,922                                   12,017
                                                       -------                                  -------
        Total assets                                  $385,367                                 $361,230
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $168,013      $ 1,292      3.08%         $160,994       $1,352     3.36%
Certificates of deposits and other time                117,232        1,664      5.68%          101,010        1,430     5.66%
                                                       -------        -----                     -------        -----
   Total interest bearing deposits                     285,245        2,956      4.15%          262,004        2,782     4.25%
Securities sold under repurchase agreements              9,507           77      3.24%           12,807          104     3.25%
                                                       -------        -----                     -------        -----
   Total interest bearing liabilities                  294,752        3,033      4.12%          274,811        2,886     4.20%
                                                                      -----                                    -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits                54,247                                   51,310
    Other liabilities                                    5,232                                    5,621
                                                       -------                                  -------
        Total liabilities                              354,231                                  331,742
Stockholders' equity                                    31,136                                   29,488
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $385,367                                 $361,230
                                                       =======                                  =======
Net interest income                                                 $ 4,377                                  $ 4,392
                                                                    =======                                  =======
Net yield on interest earning assets                                             4.86%                                   5.21%
                                                                                 ====                                    ====













(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1996 and 1995.
(2) Non-accruing loans are included in the average balance.

                                       10

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                               1996                                    1995
                                                      --------------------------------        ---------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                   $  15,613    $     421      5.39%       $    6,082    $     183     6.02%
Interest bearing deposits in banks                         593           18      6.07%               --           --       --
Investment securities
Taxable                                                 93,294        2,860      6.13%           75,179        2,269     6.04%
    Tax-exempt (1)                                       2,554           88      6.89%            3,795          133     7.01%
                                                       -------       ------                     -------       ------
        Total investment securities                     95,848        2,948      6.15%           78,974        2,402     6.08%
Loans (2)
    Taxable                                            239,699       10,964      9.15%          238,831       11,188     9.37%
    Tax-exempt (1)                                       6,697          335     10.00%            6,750          320     9.48%
                                                       -------       ------                     -------       ------
        Total loans                                    246,396       11,299      9.17%          245,581       11,508     9.37%
                                                       -------       ------                     -------       ------
Total Interest Earning Assets                          358,450       14,686      8.19%          330,637       14,093     8.52%
Non-interest earning assets
    Allowance for possible loan losses                  (4,676)                                  (3,551)
    Cash and due from banks                             16,421                                   15,829
    Other assets                                        12,645                                   12,042
                                                       -------                                  -------
        Total assets                                  $382,840                                 $354,957
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $165,862     $  2,570      3.10%         $162,617     $  2,709     3.33%
Certificates of deposits and other time                117,381        3,346      5.70%           92,857        2,494     5.37%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     283,243        5,916      4.18%          255,474        5,203     4.07%
Securities sold under repurchase agreements              9,782          160      3.27%           12,039          195     3.24%
Other borrowings                                            --           --        --             1,913           59     6.17%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  293,025        6,076      4.15%          269,426        5,457     4.05%
                                                                     ------                                   ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                53,683                                   51,472
    Other liabilities                                    5,144                                    4,967
                                                       -------                                  -------
        Total liabilities                              351,852                                  325,865
Stockholders' equity                                    30,988                                   29,092
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $382,840                                 $354,957
                                                       =======                                  =======
Net interest income                                                $  8,610                                 $  8,636
                                                                    =======                                  =======
Net yield on interest earning assets                                             4.80%                                   5.22%
                                                                                 =====                                   ====










(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1996 and 1995.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                 Three-Months                         Six-Months
         Yield On:                                              Ended June 30,                      Ended June 30,
         ---------                                              --------------                      --------------
                                                              1996         1995                   1996         1995
                                                              ----         ----                   ----         ----

Interest Earning Assets                                       8.22%         8.63%                 8.19%        8.52%
Interest Bearing Liabilities                                  4.12%         4.20%                 4.15%        4.05%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           4.10%         4.43%                 4.04%        4.47%
Contribution of Interest Free Funds                           0.76%         0.78%                 0.76%        0.75%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.86%         5.21%                 4.80%        5.22%
                                                              ====          ====                  ====         ====


                        INTEREST INCOME ON FEDERAL FUNDS

     Interest income on federal funds sold for the three- and six-month periods ended June 30, 1996, increased $23 thousand and $238 thousand to $200 thousand and $421 thousand, respectively, when compared to the same periods in 1995. The increase in federal funds interest income for the three- and six month periods ended June 30, 1996 is due to a $3.2 million and $9.5 million increase in average balances, partially offset by a 69 basis point and 63 basis point decrease in rates compared to the same periods in 1995, respectively.

                      INTEREST INCOME ON DEPOSITS IN BANKS

     Interest income on deposits in banks for the three- and-six-month periods ended June 30, 1996 was $15 thousand and $18 thousand, respectively, when compared to the same periods in 1995. There were no deposits in banks in the three- and six-month periods ended June 30, 1995 compared to $1.0 million and $0.6 million in average deposits in banks outstanding during the three- and six-month period ended June 30, 1996.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities increased $283 thousand and $546 thousand for the three- and six-month periods ended June 30, 1996 to $1,498 thousand and $2,948 thousand, respectively, when compared to the same periods in 1995. The increase for the three- and six-month period is due to an increase in average balances of $17.2 million and $16.9 million and 8 basis point and 7 basis point increases in the yield earned on securities when compared to the same periods last year, respectively. The increases in average balances in investment securities is a result of certificate of deposit growth in conjunction with reduced loan demand.

                            INTEREST INCOME ON LOANS

     Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased $189 thousand and $209 thousand to $5,697 thousand and $11,299 thousand for the three- and six-month periods ended June 30, 1996, compared to the same periods in 1995, respectively. The decrease in interest income on loans for the three- and six-month period ended June 30,1996 is attributable to 37 basis point and 20 basis point decreases in rates earned, respectively, partially offset by a $1.8 million and $0.8 million increases in average loans outstanding, respectively. The decrease in the loan portfolio yield is a result of decreased new loan demand, several decreases in lending rates, and increased competition on existing loans. Competition for new and existing loan

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

relationships has been very strong throughout 1995 and 1996. There has been a noticeable increase in pricing and fee competition on large (over $500,000) loans (new and renewals) during the past six months. Pricing pressure is expected to continue and will reduce the overall loan yields and net interest yield on interest earning assets.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts increased $174 thousand and $713 thousand for the three- and six-month periods ended June 30, 1996 to $2,956 thousand and $5,916 thousand, compared to the same periods in 1995. The increase for the three month period ended June 30, 1996 is the result of increases in average interest-bearing deposits of $23.2 million, partially offset by a 10 basis point decrease in the rates paid on interest-bearing deposits. The increase for the six month period ended June 30, 1996 is the result of an 11 basis point increase in rates paid on interest-bearing deposits and increases in average interest-bearing deposits of $27.8 million.

     While total average interest-bearing deposits increased 8.9% during the three-month period ended June 30, 1996, compared to the same period in 1995, the components did not change proportionately. During the three month period ended June 30, 1996, average savings, NOW and money market deposits increased $8.2 million or 5.1%, while average certificates of deposit and other time deposits increased $15.1 million or 14.9% compared to the same period in 1995.

     The Corporation's effective rate on interest-bearing deposits decreased from 4.25% in the second quarter 1995 to 4.15% in the second quarter 1996. Steps are being taken to continue to reduce interest expense without causing deposit run-off. Competition for deposits from non-banking institutions such as mutual fund companies continues to grow.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements decreased $27 thousand and $35 thousand to $77 thousand and $160 thousand for the three- and six-month periods ended June 30, 1996 compared to $104 thousand and $195 thousand for the three- and six-month periods ended June 30, 1995, respectively. The decreases are primarily attributable to $3.3 million and $2.3 million decreases in average securities sold under repurchase agreements outstanding compared to the three- and six-month periods ended June 30, 1995, respectively. Average balances decreased due to a new cash sweep product recently introduced by the Bank. The Bank sweeps excess customer demand deposit account balances overnight outside the Bank through a program with Federated Investors. Cash sweep balances amounted to approximately $4.5 million as of June, 30, 1996. This product provides fee-based income to the Bank while earning our customers a higher yield than our current repurchase agreement product.

                      INTEREST EXPENSE ON OTHER BORROWINGS

     There were no other borrowings in the six months ended June 30, 1996 compared to $1.9 million in average other borrowings outstanding during the six month period ended June 30, 1995. The Corporation met its short-term funding requirements through the increase in deposits during the six month period ended June 30, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       PROVISION FOR POSSIBLE LOAN LOSSES

     During the three- and six-month periods ended June 30, 1996, the Corporation recorded a $276 thousand and a $552 thousand provision for possible loan losses compared to $435 thousand and $784 thousand for the same periods in 1995. The allowance for possible loan losses as a percentage of total loans was 1.95% as of June 30, 1996 compared to 1.52% as of June 30, 1995. The Corporation continues to deal with non-performing loans by building up the allowance for possible loan losses and aggressively charging-off loans deemed uncollectible. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income increased $106 thousand and $111 thousand to $927 thousand and $1,759 thousand for the three- and six-month periods ended June 30, 1996, compared to $821 thousand and $1,648 thousand for the same periods in 1995. The primary component of non-interest income is Financial Management Services revenue, which decreased $6 thousand and $13 thousand to $453 thousand and $905 thousand for the three- and six-month periods ended June 30, 1996 from $459 thousand and $918 thousand for the three- and six-month periods ended June 30, 1995. Market value of Financial Management Services' assets declined $4.9 million to $261.4 million at June 30, 1996 from $266.3 million at June 30, 1995. The decline in Financial Management Services' assets and revenues is primarily the result of the loss of one account relationship partially offset by business development efforts.

     Service charges on deposit accounts decreased $3 thousand and $33 thousand to $219 thousand and $420 thousand for the three- and six-month period ended June 30, 1996 from $222 thousand and $453 thousand for the same periods in 1995. The decreases relate to increases in the earnings credits offered to business customers, partially offset by an internal review of unprofitable accounts and changes in service charges.

     Other non-interest income increased $115 thousand and $157 thousand to $255 thousand and $434 thousand for the three- and six-month periods ended June 30, 1996 compared to $140 thousand and $277 thousand for the same periods in 1995. These increases relate to a $135 thousand net gain from the sale of property owned by the Corporation's subsidiary, 323 East Gay Street Corp, and increases in revenue from the sale of residential mortgage loans, partially offset by decreases in credit card income.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three- and six-month periods ended June 30, 1996 was $3,344 thousand and $6,601 thousand, increases of $135 thousand and $125 thousand from $3,209 thousand and $6,476 thousand for the same periods in 1995. The various components of non-interest expense changes are discussed below.

     Salaries and employee benefits increased $153 thousand and $327 thousand for the three- and six-month periods ended June 30, 1996 to $1,950 thousand and $3,852 compared to $1,797 thousand and $3,525 thousand for the same periods in 1995. Annual employee raises and a staff increase from 172 full-time equivalents (FTE's) employees in the second quarter of 1995 to 182 FTE's in the second quarter of 1996 are responsible for the increase. These staffing increases reflect the Corporation's need for additional sales and marketing personnel. The Corporation also experienced proportionate increases in employee benefits.

     Net occupancy, equipment, and data processing expense was $653 thousand and $1,222 thousand for the three- and six-month periods ended June 30, 1996,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

increases of $90 thousand and $66 thousand over the same periods last year. The increase in the first half of 1996 is primarily a result of increased costs associated with building improvements and new technology projects, such as teller on-line system and check imaging system.

     Effective  January 1,  1996,  the  Federal  Deposit  Insurance  Corporation
("FDIC") reduced the Bank Insurance Fund ("BIF") deposit insurance premiums to the statutory minimum of $500 per quarter for the best rated banks. FDIC insurance for the best rated banks, was calculated based on quarter-end deposits at a rate of $0.23 per year per $1,000 in deposits from January 1, 1995 to May 31, 1995 and $0.04 per year per $1,000 in deposits from June 1, 1995 to December 31, 1995. It is anticipated that the premium for 1997 will be above the statutory minimum.

     Bank shares tax was $77 thousand and $154 thousand for the three- and six-month period ended June 30, 1996, increases of $4 thousand and $6 thousand over the same periods last year. The Pennsylvania Bank Shares Tax is calculated on quarter-end Bank stockholders' equity and paid annually.

     Other  non-interest  expense  increased  $56  thousand,  or  9.2%,  to $663 thousand for the three- month period ended June 30, 1996 compared to $607 thousand for the same period in 1995. This increase is primarily the result of increases in the cost of employee training, increases in operating supplies, and by an insurance refund received in the first quarter of 1995, partially offset by decreases in professional fees.

     Other non-interest expense increased $62 thousand, or 4.7%, to $1,372 thousand for the six-month period ended June 30, 1996 compared to $1,310 thousand for the same period in 1995. The increase in non-interest expenses is due to increases in the cost of employee training, increases in professional fees, and increases in operating supplies, partially offset by a sales tax refund received from the Commonwealth of Pennsylvania of approximately $40 thousand in the first quarter of 1995. The increase is also partially offset by the adoption of SFAS No. 116, "Accounting for Contributions Received and
Contributions Made" on January 1, 1995. The adoption of SFAS No. 116 required the Corporation to recognize conditional promises to give when the promises became unconditional. This had an impact of $117 thousand on other non-interest expenses during the first six months of 1995.

                                  INCOME TAXES

     Income tax expense for the three- and six-month periods ended June 30, 1996 was $532 thousand and $1,006 thousand, compared to $483 thousand and $901 thousand in the same periods last year. This represents effective tax rates of 32.7% and 32.4% for the three- and six-month periods ended June 30, 1996, compared with 32.0% and 31.0% for the same periods in 1995, respectively. The primary reason for the increases in effective tax rates is decreases in tax-exempt instruments as a percentage of total assets. Average tax-exempt assets as a percentage of total average assets were 2.41% and 2.97% at June 30, 1996 and 1995, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to effectively monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is its available-for-sale portfolio of liquid

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

investment grade securities. Funding sources include NOW, money-market, savings, and smaller denomination certificates of deposit accounts. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

                                DEPOSIT ANALYSIS

(Dollars in thousands)                           June 30, 1996               December 31, 1995           Average Balance
                                            ------------------------     -----------------------    -------------------------
                                             Average       Effective      Average     Effective      Dollar        Percentage
Deposit Type                                 Balance         Yield        Balance       Yield       Variance        Variance
- ------------                                 -------       ----------     -------     ----------    --------       ----------

NOW Accounts                                $ 46,165        2.20%        $ 42,974       2.32%        $ 3,191          7.43%
Money Market                                  28,618        3.09           29,610       3.23            (992)        (3.35)
Statement Savings                             48,478        3.21           46,347       3.64           2,131          4.60
Other Savings                                  4,380        2.74            4,657       2.73            (277)        (5.95)
CD's Less than $100,000                      104,759        5.74           89,866       5.67          14,893         16.57
                                             -------                      -------                     ------
Total Core Deposits                          232,400        4.13          213,454       4.15          18,946          8.88
Non-Interest Bearing
  Demand Deposit Accounts                     53,683        --             52,177       --             1,506          2.89
                                             -------                      -------                     ------
Total Core and Non-Interest
  Bearing Deposits                           286,083        --            265,631       --            20,452          7.70
Tiered Savings                                38,221        4.09           38,744       4.29            (523)        (1.35)
CD's Greater than $100,000                    12,622        5.39           11,331       5.11           1,291         11.39
                                             -------                      -------                     ------
Total Deposits                              $336,926        --           $315,706       --           $21,220          6.72
                                             =======                      =======                     ======


     The Bank, as a member of the Federal Home Loan Bank ("FHLB"), maintains a line of credit secured by the Bank's mortgage related assets. As of June 30, 1996, this line of credit was approximately $8 million. The line of credit at the FHLB at December 31, 1995 was approximately $34 million. The reduction in the line of credit available is the result of a system wide policy change by the FHLB. However, the Bank's overall borrowing capacity at the FHLB remains unchanged at approximately $84 million. The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $76.3 million or 19.7% of total assets at June 30, 1996, compared with negative $61.3 million and negative 16.7% at June 30, 1995, respectively. Management is aware of this negative gap position and is taking steps to maintain net interest margins at acceptable levels.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 1996

(Dollars in thousands)
                                                                        One                Over
                                                       Within         through              five            Non-rate
                                                      one year       five years            years          sensitive           Total
                                                      --------       ----------            -----          ---------           -----

ASSETS
    Federal funds sold                                  14,400        $       --        $      --        $       --      $   14,400
    Investment securities                               30,901            47,655           19,377                --          97,933
    Interest bearing deposits in banks                   1,000                --               --                --           1,000
    Loans and leases                                   125,274        $  110,363           12,735            (4,831)        243,541
    Cash and cash equivalents                               --                --               --            17,216          17,216
    Other assets                                            --                --               --            13,621          13,621
                                                       -------           -------           ------            ------         -------
       Total assets                                 $  171,575        $  158,018           32,112        $   26,006      $  387,711
                                                       =======           =======           ======            ======         =======

LIABILITIES AND CAPITAL
    Non-interest bearing deposit                    $       --                --        $      --        $   55,528      $   55,528
    Interest bearing deposits                          238,975        $  47,267               --                --         286,242
    Borrowed funds                                       8,941                --               --                --           8,941
    Other liabilities                                       --                --               --             5,648           5,648
    Capital                                                 --                --               --            31,352          31,352
                                                     ---------         ---------         --------         ---------       ---------
       Total liabilities & capital                  $  247,916        $   47,267        $      --        $   92,528      $  387,711
                                                     =========         =========         ========         =========       =========
    Net interest rate
      sensitivity rate                              $  (76,341)       $  110,751        $  32,112        $   66,522      $      --
                                                     =========         =========         ========         =========       =========
    Cumulative interest rate
      sensitivity gap                               $  (76,341)       $   34,410        $  66,522        $       --      $       --
                                                     =========         =========        =========         =========       =========
    Cumulative interest rate
      sensitivity gap divided                           (19.7%)             8.9%            17.2%
                                                     =========         =========         ========
      by total assets

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                         Three Months                           Six Months
                                                                             Ended                                 Ended
                                                                            June 30,                              June 30,
                                                                     -----------------------           -------------------------
(Dollars in thousands)                                                1996             1995               1996             1995
                                                                      ----             ----               ----             ----

Balance at beginning of period                                      $  4,667         $ 3,611            $ 4,506          $ 3,303
                                                                     -------          ------             ------           ------
Provision charged to operating expense                                   276             435                552              784
                                                                     -------          ------             ------           ------
    Recoveries of loans previously charged-off                             5              48                 38               52
    Loans charged-off                                                   (117)           (382)              (265)            (427)
                                                                     -------          ------             ------           ------
Net loans charged-off                                                   (112)           (334)              (227)            (375)
                                                                     -------          ------             ------           ------
Balance at end of period                                            $  4,831         $ 3,712            $ 4,831          $ 3,712
                                                                     =======          ======             ======           ======
Period-end loans outstanding                                        $248,372        $244,007           $248,372         $244,007
Average loans outstanding                                           $248,054        $246,286           $246,396         $245,581
Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.95%           1.52%              1.95%            1.52%
Ratio of net charge-offs to average loans
    outstanding                                                        0.05%           0.14%              0.05%            0.15%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Bank's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause management to have doubts as to the borrower's ability to comply with loan repayment terms.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

                                                                       June 30,                      December 31,
                                                               ------------------------            ---------------
(Dollars in thousands)                                            1996             1995                  1995
                                                                 -----             ----                  ----

Past due over 90 days and still accruing                        $  621           $  410                $  419
Non-accrual loans                                                  681              703                   726
                                                                 -----            -----                 -----
Total non-performing loans                                       1,302            1,113                 1,145
Other real estate owned                                          1,447            1,422                 1,447
                                                                 -----            -----                 -----
Total non-performing assets                                     $2,749           $2,535                $2,592
                                                                 =====            =====                 =====
Non-performing loans as a percentage
     of total loans                                              0.52%            0.46%                 0.47%
Allowance for possible loan losses as a
   percentage of non-performing loans                          371.04%          333.51%               393.54%
Non-performing assets as a percentage of
   total loans and other real estate owned                       1.10%            1.03%                 1.06%
Allowance for possible loan losses as a
  percentage of non-performing assets                          175.74%          146.43%               173.84%

     The allowance for possible loan losses as a percentage of non-performing loans ratio indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans. Other Real Estate Owned ("OREO") represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

                         CHANGES IN EXECUTIVE MANAGEMENT

     Effective January 16, 1996, William E. Hughes Sr., Executive Vice President, assumed all the duties and responsibilities of Richard C. Cloud, Executive Vice President, who retired on June 30, 1996. Mr. Hughes has over 30 years experience in commercial lending and has been with the Bank since 1984. Effective March 29, 1996, Peter J. D'Angelo assumed Mr. Cloud's duties as Cashier of the Bank and Corporation. Mr. D'Angelo has been Vice President of the Bank since 1986. Additional personnel changes in the lending functions are anticipated over the next 12 months. Effective December 15, 1995, J. Duncan Smith was promoted to Senior Vice President and Comptroller of the Bank. Mr. Smith has been Vice President and Comptroller of the Bank since 1993. Mr. Smith also serves as Treasurer of the Corporation.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

     During the second quarter 1996, the Corporation completed renovations to the first floor of the Miller building at a cost of approximately $408 thousand. This building includes a new customer service contact area for the Financial Management Services Department and a complete renovation of the Market Street Office. Renovations to the former Commonwealth Bank building, which was purchased in 1995, are continuing with occupancy expected in the third quarter. Improvements to the property will cost an estimated $500 thousand.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Corporation has two technology projects in process: Branch teller automation ("BTA") and imaging of customer checking ("ICC"). The BTA project is expected to cost $500 thousand and was scheduled for completion at the end of the first quarter. Due to a data communications issue, the BTA project has been delayed and is not expected to be fully operational until the third quarter. The ICC project, with an initial cost of $450 thousand is on schedule and is expected to be operational in the third quarter.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 1996, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


                                                  June 30,                  December 31,
RISK-BASED                               -------------------------          ------------               "Well Capitalized"
CAPITAL RATIOS                             1996               1995              1995                       Requirements
- --------------                             ----               ----              ----                    ---------------
Leverage Ratio                             8.26%              8.17%              8.47%                         5.00%
Tier I Capital Ratio                      11.95%             11.13%             11.51%                         6.00%
Total Risk-Based Capital Ratio            13.21%             12.38%             12.77%                        10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was 4.30% for the six months ended June 30, 1996.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                  Various actions and proceedings are presently pending to which the Corporation is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position of the Corporation and its subsidiaries.

Item 2.           Changes in Securities
                  ---------------------
                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to Vote of Security Holders
                  -------------------------------------------------
                  None

Item 5.           Other Information
                  -----------------
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)       Exhibits
                            --------
                            The following is a list of exhibits incorporated by reference into this report:

                            (3)(a)  Articles of Incorporation.
                                    -------------------------
                                     (I.) Copy of the Corporation's  Articles of
                                     Incorporation,  filed on  March 9,  1984 is
                                     incorporated  by  reference  to  Exhibit  3
                                     (a)(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

                                     (ii.) Copy of the Corporation's Certificate
                                     of    Amendment    to   the   Articles   of
                                     Incorporation  filed with the  Secretary of
                                     the  Commonwealth  of Pennsylvania on April
                                     2, 1986 is  incorporated  by  reference  to
                                     Exhibit  3  (a)(I)  to  the   Corporation's
                                     Annual Report on Form 10-K for the year ended December 31, 1988.

                                     (iii.)    Copy    of   the    Corporation's
                                     Certificate of Amendment to the Articles of
                                     Incorporation  filed with  Secretary of the
                                     Commonwealth  of  Pennsylvania on March 23,
                                     1984  is   incorporated   by  reference  to
                                     Exhibit   3(a)(II)  to  the   Corporation's
                                     Annual Report on Form 10-K for the year ended December 31, 1988.

                           PART II - OTHER INFORMATION

                                   (CONTINUED)


Item 6.           Exhibits and Reports on Form 8-K (Continued)
                  --------------------------------------------
                            (3)(b) Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated by reference to Exhibit 3 (b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

         (b)      Reports on Form 8-K
                  -------------------
                  No report was filed during the six months ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST WEST CHESTER CORPORATION



                                 Charles E. Swope



                                /s/ Charles E. Swope
                                --------------------
                                 President


DATE:  August 13, 1996


                                 J. Duncan Smith



                                /s/ J. Duncan Smith
                                -------------------
                                 Treasurer
                                (Principal Accounting
                                 and Financial Officer)