Form 10-Q
period 1996-09-30
FIRST WEST CHESTER CORP
filed 1996-11-14
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996, OR
                               ------------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of October 1, 1996 was 1,714,441.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----

Part I.           FINANCIAL INFORMATION


                  Consolidated Statements of Condition
                  September 30, 1996 and December 31, 1995                    3


                  Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1996 and 1995                                 4


                  Consolidated Statements of Stockholders' Equity             5


                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995               6


                  Notes to Consolidated Financial Statements                7-8


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-20



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

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)
                                                                                               Unaudited
                                                                                              September 30,         December 31,
                                                                                                   1996                 1995
                                                                                              -------------         ------------
ASSETS
    Cash and due from banks                                                                    $   17,578            $   19,944
    Federal funds sold                                                                              7,800                24,700
                                                                                                ---------             ---------

           Total cash and cash equivalents                                                         25,378                44,644
                                                                                                ---------             ---------

    Interest bearing deposits with banks                                                            1,000                    --
                                                                                                ---------             ---------

    Investment securities  held-to-maturity (market value of $16,816 and $23,213 at September 30, 1996 and December 31,
        1995, respectively)                                                                        15,800                23,048
                                                                                                ---------             ---------

    Investment securities available-for-sale at market value                                       83,930                70,463
                                                                                                ---------             ---------

    Loans                                                                                         251,192               242,587
    Less allowance for possible loan losses                                                        (5,025)               (4,506)
                                                                                                ---------             ---------

           Net loans                                                                              246,167               238,081

    Premises and equipment                                                                          6,499                 5,521
    Other assets                                                                                    6,944                 6,743
                                                                                                ---------             ---------

           TOTAL ASSETS                                                                        $  385,718            $  388,500
                                                                                                =========             =========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   57,500            $   63,393
        Interest bearing                                                                          280,532               280,533
                                                                                                ---------             ---------
           Total deposits                                                                         338,032               343,926

    Securities sold under repurchase agreements                                                     9,394                 8,858
    Other liabilities                                                                               6,077                 5,024
                                                                                                ---------             ---------

           Total liabilities                                                                      353,503               357,808
                                                                                                ---------             ---------

STOCKHOLDERS' EQUITY
    Common  stock,  par  value  $1-authorized,   5,000,000  shares;
        outstanding 1,714,441  at  September  30, 1996 and  1,712,941
        at December 31, 1995; excluding shares in treasury 85,500
        at September 30, 1996 and 87,000 at December 31, 1995                                       1,800                 1,800
    Additional paid-in capital                                                                      3,303                 3,301
    Retained earnings                                                                              29,479                27,542
    Net unrealized loss on securities available-for-sale                                             (514)                  (65)
    Treasury stock, at cost                                                                        (1,853)               (1,886)
                                                                                                ---------             ---------

           Total stockholders' equity                                                              32,215                30,692
                                                                                                ---------             ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  385,718            $  388,500
                                                                                                =========             =========
The accompanying notes are an integral part of these statements.

                                        3

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                              Three Months Ended                Nine  Months Ended
                                                                               September 30,                      September 30,
                                                                           ---------------------              ------------------
                                                                           1996             1995              1996         1995
                                                                           ----             ----              ----         ----
INTEREST INCOME
    Loans, including fees                                                 $5,704           $5,638           $16,912       $17,059
    Investment securities                                                  1,523            1,367             4,447         3,732
    Federal funds sold                                                       202              206               623           388
    Deposits in banks                                                         15               --                32            --
                                                                           -----            -----            ------        ------

                Total interest income                                      7,444            7,211            22,014        21,179
                                                                           -----            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               2,940            2,917             8,855         8,120
    Securities sold under repurchase agreements                               89              119               248           313
    Other borrowings                                                          --               --                --            59
                                                                           -----            -----            ------        ------

                Total interest expense                                     3,029            3,036             9,103         8,492
                                                                           -----            -----            ------        ------

                Net interest income                                        4,415            4,175            12,911        12,687

    Provision for loan losses                                                249              400               801         1,184
                                                                           -----            -----            ------        ------

                Net interest income after provision
                   for possible loan losses                                4,166            3,775            12,110        11,503
                                                                           -----            -----            ------        ------

NON-INTEREST INCOME
    Financial Management Services                                            453              459             1,358         1,377
    Service charges on deposit accounts                                      207              225               627           678
    Other                                                                    229              150               663           427
                                                                           -----            -----            ------         -----

                Total non-interest income                                    889              834             2,648         2,482
                                                                           -----            -----            ------         -----

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         1,942            1,781             5,793         5,306
    Net occupancy and  equipment                                             714              585             1,936         1,741
    FDIC deposit insurance                                                     1              (19)                2           318
    Bank shares tax                                                           77               75               231           222
    Other                                                                    766              604             2,139         1,911
                                                                           -----            -----            ------         -----

                Total non-interest expense                                 3,500            3,026            10,101         9,498
                                                                           -----            -----            ------         -----

                Income before income taxes                                 1,555            1,583             4,657         4,487

INCOME TAXES                                                                 498              498             1,504         1,399
                                                                           -----            -----            ------         -----

                NET INCOME                                                $1,057           $1,085           $ 3,153        $3,088
                                                                           =====            =====            ======         =====

PER SHARE DATA
    Net income                                                            $0.61             $0.63             $1.84         $1.75
                                                                           ====              ====              ====         =====
    Dividends declared                                                    $0.25             $0.23             $0.71         $0.63
                                                                           ====              ====              ====         =====

Weighted average shares outstanding                                    1,718,952        1,716,130         1,716,819     1,765,522
                                                                       =========        =========         =========     =========
The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)                                                                                  1996             1995
                                                                                                      --------          -------

Balance at January 1,                                                                                  $30,692          $28,299

    Net  income to date                                                                                  3,153            3,088
    Cash dividends declared                                                                             (1,216)          (1,108)
    Net unrealized gain (loss) on securities available-for-sale                                           (449)           1,461
    Treasury stock transactions                                                                             35           (1,886)
                                                                                                        ------           ------

Balance at September 30,                                                                               $32,215          $29,854
                                                                                                        ======           ======





























The accompanying notes are an integral part of these statements.


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                ------------------------------
(Dollars in thousands)                                                                             1996                1995
                                                                                                -----------        -----------
OPERATING ACTIVITIES
    Net Income                                                                                $    3,153           $    3,088
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 560                  455
        Provision for loan losses                                                                    801                1,184
        Amortization of investment security premiums
           and accretion of discounts                                                                132                  165
        Amortization of deferred fees on loans                                                        18                  103
        Decrease (increase) in other assets                                                           30                 (404)
        Increase in other liabilities                                                              1,070                1,296
        Investment securities losses, net                                                              3                   --
                                                                                               ---------            ---------

           Net cash provided by operating activities                                               5,767                5,887
                                                                                               ---------            ---------

INVESTING ACTIVITIES
        Purchase of interest bearing deposit in bank                                              (1,000)                  --
        Increase in loans                                                                         (8,905)              (1,988)
        Proceeds from maturities of investment securities available-for-sale                      12,825                7,428
        Proceeds from maturities of investment securities held-to-maturity                         9,216                5,262
        Proceeds from sales of investment securities available-for-sale                              100                   --
        Purchases of investment securities available-for-sale                                    (27,176)             (21,037)
        Purchases of investment securities held-to-maturity                                       (1,999)                (999)
        Purchase of premises and equipment, net                                                   (1,538)                (974)
                                                                                               ---------            ---------

           Net cash used in investing activities                                                 (18,477)             (12,308)
                                                                                               ---------            ---------

FINANCING ACTIVITIES
        Decrease (increase) in deposits                                                           (5,894)              15,791
        Increase in securities sold under repurchase agreements                                      536                  452
       Cash dividends                                                                             (1,233)              (1,104)
       Treasury stock transactions, net                                                               35               (1,886)
                                                                                               ---------            ---------

           Net cash (used in) provided by financing activities                                    (6,556)              13,253
                                                                                               ----------           ---------

              NET (DECREASE) INCREASE IN CASH AND CASH
                EQUIVALENTS                                                                      (19,266)               6,832

Cash and cash equivalents at beginning of period                                                  44,644               21,981
                                                                                               ---------            ---------

Cash and cash equivalents at end of period                                                    $   25,378           $   28,813
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

2. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

           Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

                                                             1996
                                                 -------------------------------
           (Dollars in thousands)                 January 1         September 30
                                                 ----------         ------------
           Principal amount of impaired loans    $     590            $     422
           Less valuation allowance                   (433)                (406)
                                                   -------              -------
                                                 $     157            $      16
                                                  ========             ========

           On January 1, 1996, a valuation for credit losses related to impaired loans was established. The activity in this allowance account for the three- and nine-month periods ended September 30, 1996 and 1995 is as follows:

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                   (UNAUDITED)

4.         (Continued)                                                     September 30, 1996                September 30, 1995
                                                                         ----------------------           -----------------------
                                                                            Three          Nine            Three           Nine
                                                                           Months         Months           Months          Months
                                                                            Ended         Ended            Ended           Ended

           Valuation allowance at beginning of period                     $    406      $    433          $    303      $    380
           Provision for loan impairment                                        10           110                50           280
           Direct charge-offs                                                   --          (159)              (20)         (369)
           Recoveries                                                            2            34                --            42
                                                                           -------       -------           -------       -------
           Valuation allowance at end of period                           $    418      $    418          $    333      $    333
                                                                           =======       =======           =======       =======

           Total cash collected on impaired loans during the three- and nine-month periods ended September 30, 1996 was $32 thousand and $41 thousand, respectively, of which $31 thousand and $40 thousand was credited to the principal balance outstanding on such loans and $1 thousand and $1 thousand was recognized as interest income, respectively. Interest that would have been accrued on impaired loans during the three- and nine-month periods ended September 30, 1996 was $10 thousand and $32 thousand, respectively. Interest income recognized during the three- and nine-month periods ended September 30, 1996 was $0 thousand and $1 thousand, respectively.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------
                         EARNINGS SUMMARY AND HIGHLIGHTS

         Net income for the three month period ended September 30, 1996 was $1,057 thousand, a decrease of $28 thousand or 2.6% from $1,085 thousand in the three month period ended September 30, 1995. Net income for the nine-month period ended September 30, 1996 was $3,153 thousand, an increase of $65 thousand or 2.1% from $3,088 thousand in the nine-month period ended September 30, 1995. Changes in net income are primarily the result of an industry wide reduction in Federal Deposit Insurance Corporation ("FDIC') insurance premiums, gain from the sale of property owned by the Corporation's subsidiary, 323 East Gay Street Corp, and a lower provision for loan losses, partially offset by tighter net interest margins and increased operating expenses. Earnings per share for the three month period ended September 30, 1996 was $0.61 per share, a decrease of $0.02 per share compared to the same period in 1995. Earnings per share for the nine month period ended September 30, 1996 was $1.84 per share, an increase of $0.09 per share compared to the same period in 1995.

         Performance ratios for the three- and nine-month periods ended September 30, 1996 declined slightly compared to the same period in 1995 as shown below. Cash dividends declared during the third quarter of 1996 increased to $0.25 per share, an 8.7% increase compared to $0.23 per share in the third quarter of 1995. On a year-to-date basis, cash dividends increased to $0.71 per share, a 12.7% increase compared to $0.63 per share in the same period of 1995. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                      ---------------------            ---------------------
                                                                       1996           1995              1996           1995
                                                                       ----           ----              ----           ----
           PERFORMANCE RATIOS
           ------------------
           Return on Average Assets                                    1.09%          1.17%              1.09%         1.14%
           Return on Average Equity                                   13.30%         14.67%             13.43%        14.06%
           Earnings Retained                                          59.51%         64.24%             61.43%        64.12%
           Dividend Payout Ratio                                      40.49%         35.78%             38.57%        35.88%
           Book Value Per Share                                      $18.79         $17.43             $18.79        $17.43

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 1996, on a tax equivalent basis, was $4,471 thousand and $13,082 thousand, compared to $4,233 thousand and $12,869 thousand for the same periods in 1995, respectively. Net yields on interest earning assets, on a tax equivalent basis, were 4.95% and 4.85% for the three- and nine-month periods ended September 30, 1996 compared to 4.89% and 5.11% for the same periods in 1995, respectively. Average interest earning assets increased approximately $23.6 million to $359.5 million during the first nine months of 1996 compared to $335.9 million in the same period last year. The increase in average earnings assets is a direct result of overall deposit growth over the past 24 months. This inflow of funds was directed into investments and federal funds sold rather than higher yielding loans. As a result, the overall net yield on interest earning assets declined. The Corporation anticipates continued pressure on net yield on interest earning assets as competition for new loan business remains very strong and incremental deposit growth becomes more rate sensitive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                              1996                                    1995
                                                     ---------------------------------      ---------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----
ASSETS
Federal funds sold                                   $  15,065     $    202      5.36%        $  13,925      $   206     5.92%
Interest bearing deposits in banks                       1,000           15      6.00%               --           --        --
Investment securities
    Taxable                                             93,852        1,492      6.36%           85,395        1,323     6.20%
    Tax-exempt (1)                                       2,480           43      6.94%            3,484           59     6.77%
                                                       -------       ------                     -------        -----
        Total investment securities                     96,332        1,535      6.37%           88,879        1,382     6.22%
                                                       -------       ------                     -------        -----
Loans (2)
    Taxable                                            243,219        5,585      9.19%          236,770        5,523     9.33%
    Tax-exempt (1)                                       6,016          163     10.84%            6,531          158     9.68%
                                                       -------       ------                     -------        -----
        Total loans                                    249,235        5,748      9.23%          243,301        5,681     9.34%
                                                       -------       ------                     -------        -----
Total interest earning assets                          361,632        7,500      8.30%          346,105        7,269     8.40%
Non-interest earning assets
    Allowance for possible loan losses                  (4,917)                                  (3,857)
    Cash and due from banks                             18,486                                   16,697
    Other assets                                        13,387                                   11,998
                                                       -------                                  -------
        Total assets                                  $388,588                                 $370,943
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $171,950      $ 1,325      3.08%         $162,774       $1,364     3.35%
Certificates of deposits and other time                113,040        1,615      5.71%          107,879        1,553     5.76%
                                                       -------       ------                     -------        -----
   Total interest bearing deposits                     284,990        2,940      4.13%          270,653        2,917     4.31%
Securities sold under repurchase agreements             10,706           89      3.33%           14,435          119     3.30%
                                                       -------       ------                     -------        -----
   Total interest bearing liabilities                  295,696        3,029      4.10%          285,088        3,036     4.26%
                                                                     ------                                    -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits                55,433                                   51,106
    Other liabilities                                    6,164                                    5,467
                                                       -------                                  -------
        Total liabilities                              357,293                                  341,661
Stockholders' equity                                    31,295                                   29,282
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $388,588                                 $370,943
                                                       =======                                  =======
Net interest income                                                 $ 4,471                                  $ 4,233
                                                                    =======                                  =======
Net yield on interest earning assets                                             4.95%                                   4.89%
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

                                       10

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                              1996                                      1995
                                                     ----------------------------------     -----------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----
ASSETS
Federal funds sold                                   $  15,429    $     623      5.38%       $    8,725    $     388     5.93%
Interest bearing deposits in banks                         730           32      5.84%               --           --         --
Investment securities
Taxable                                                 93,481        4,352      6.21%           78,622        3,592     6.09%
    Tax-exempt (1)                                       2,529          130      6.85%            3,690          192     6.94%
                                                       -------       ------                     -------       ------
        Total investment securities                     96,010        4,482      6.22%           82,312        3,784     6.13%
Loans (2)
    Taxable                                            240,696       16,549      9.17%          238,137       16,711     9.36%
    Tax-exempt (1)                                       6,653          499     10.00%            6,676          478     9.55%
                                                       -------       ------                     -------       ------
        Total loans                                    247,349       17,048      9.19%          244,813       17,189     9.36%
                                                       -------       ------                     -------       ------
Total Interest Earning Assets                          359,518       22,185      8.23%          335,850       21,361     8.48%
Non-interest earning assets
    Allowance for possible loan losses                  (4,757)                                  (3,654)
    Cash and due from banks                             17,115                                   16,122
    Other assets                                        12,912                                   12,026
                                                       -------                                  -------
        Total assets                                  $384,788                                 $360,344
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $167,905     $  3,894      3.09%         $162,669      $ 4,073     3.34%
Certificates of deposits and other time                115,924        4,961      5.71%           97,920        4,047     5.51%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     283,829        8,855      4.16%          260,589        8,120     4.15%
Securities sold under repurchase agreements             10,092          248      3.28%           12,846          313     3.25%
Other borrowings                                            --           --        --             1,269           59     6.20%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  293,921        9,103      4.13%          274,704        8,492     4.12%
                                                                     ------                                   ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                54,270                                   51,349
    Other liabilities                                    5,302                                    5,009
                                                       -------                                  -------
        Total liabilities                              353,493                                  331,062
Stockholders' equity                                    31,295                                   29,282
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $384,788                                 $360,344
                                                       =======                                  =======
Net interest income                                                 $13,082                                 $ 12,869
                                                                     ======                                  =======
Net yield on interest earning assets                                             4.85%                                   5.11%
                                                                                 =====                                   ====








(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1996 and 1995.
(2) Non-accruing loans are included in the average balance.

                                       11

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                Three-Months                          Nine-Months
         Yield On:                                           Ended September 30,                  Ended September 30,
         ---------                                           -------------------                  -------------------
                                                              1996          1995                  1996         1995
                                                              ----          ----                  ----         ----

Interest Earning Assets                                       8.30%         8.40%                 8.23%        8.48%
Interest Bearing Liabilities                                  4.10%         4.26%                 4.13%        4.12%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           4.20%         4.14%                 4.10%        4.36%
Contribution of Interest Free Funds                           0.75%         0.75%                 0.75%        0.75%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.95%         4.89%                 4.85%        5.11%
                                                              ====          ====                  ====         ====

                        INTEREST INCOME ON FEDERAL FUNDS

         Interest income on federal funds sold for the three month period ended September 30, 1996 decreased $4 thousand when compared to the same period in 1995. The decrease in federal funds sold interest income for the three month period ended September 30, 1996 is due to a 56 basis point decrease in rates, partially offset by a $1.1 million increase in average balances compared to the same period in 1995.

         Interest income on federal funds sold for the nine month period ended September 30, 1996 increased $235 thousand when compared to the same period in 1995. The increase in federal funds sold interest income for the nine month period ended September 30, 1996 is due to a $6.7 million increase in average balances, partially offset by a 55 basis point decrease in rates compared to the same period in 1995.

                      INTEREST INCOME ON DEPOSITS IN BANKS

         Interest  income on  deposits  in banks for the  three-  and-nine-month periods ended September 30, 1996 was $15 thousand and $32 thousand, respectively, when compared to the same periods in 1995. There were no deposits in banks in the three- and nine-month periods ended September 30, 1995 compared to $1.0 million and $0.7 million in average deposits in banks outstanding during the three- and nine-month period ended September 30, 1996.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities increased $153 thousand and $698 thousand for the three- and nine-month periods ended September 30, 1996 to $1,535 thousand and $4,482 thousand, respectively, when compared to the same periods in 1995. The increase for the three- and nine-month period is due to an increase in average balances of $7.5 million and $13.7 million and 15 basis point and 9 basis point increases in the yield earned on securities when compared to the same periods last year, respectively. The increases in average balances in investment securities is a result of overall deposit growth in conjunction with reduced loan demand.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased $67 thousand to $5,748 thousand for the three-month period ended September 30, 1996, compared to the same period in 1995. The increase in interest income on loans for the three-month period ended September 30, 1996 is

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

attributable to $5.9 million increase in average balances, partially off set by an 11-basis point decrease in rates.

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased $141 thousand to $17,048 thousand for the nine-month period ended September 30, 1996, compared to the same period in 1995. The decrease in interest income on loans for the nine-month period ended September 30, 1996 is attributable to a 17-basis point decrease in rates, partially offset by a $2.5 million increase in average balances.

         The decrease in the loan portfolio yield is a result of decreases in lending rates due to the increased competition on existing loans and new loans. The Bank has seen a noticeable increase in pricing and fee competition on large (more than $500,000) loans (new and renewal) during the past twelve months. The Bank expects that pricing pressure will continue and reduce the overall loan yields and net interest yield on interest earning assets.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased $23 thousand and $735 thousand for the three- and nine-month periods ended September 30, 1996 to $2,940 thousand and $8,855 thousand, compared to the same periods in 1995. The increase for the three month period ended September 30, 1996 is the result of increases in average interest-bearing deposits of $14.3 million, partially offset by a 18 basis point decrease in the rates paid on interest-bearing deposits. The increase for the nine month period ended September 30, 1996 is the result of a 1 basis point increase in rates paid on interest-bearing deposits and increases in average interest-bearing deposits of $23.2 million.

         The Corporation's effective rate on interest-bearing deposits decreased from 4.31% in the third quarter 1995 to 4.13% in the third quarter 1996. Steps are being taken to continue to control interest expense without causing deposit run-off. Competition for deposits from non-banking institutions such as credit unions and mutual fund companies continues to grow.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased $30 thousand and $65 thousand to $89 thousand and $248 thousand for the three- and nine-month periods ended September 30, 1996 compared to $119 thousand and $313 thousand for the three- and nine-month periods ended September 30, 1995, respectively. The decreases are primarily attributable to $3.7 million and $2.8 million decreases in average securities sold under repurchase agreements outstanding compared to the three- and nine-month periods ended September 30, 1995, respectively. Average balances decreased due to a new cash sweep product recently introduced by the Bank. The Bank sweeps excess customer demand deposit account balances overnight outside the Bank through a program with Federated Investors. Cash sweep balances amounted to approximately $4.9 million as of September 30, 1996. This product provides fee-based income to the Bank while earning our customers a higher yield than our current repurchase agreement product.

                      INTEREST EXPENSE ON OTHER BORROWINGS

         There were no other borrowings in the nine months ended September 30, 1996 compared to $1.3 million average other borrowings outstanding during the nine month period ended September 30, 1995. Short term funding requirements in 1996 have been met through deposits increases, management of federal funds and investment maturities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       PROVISION FOR POSSIBLE LOAN LOSSES

         During the three- and nine-month periods ended September 30, 1996, the Corporation recorded a $249 thousand and a $801 thousand provision for possible loan losses compared to $400 thousand and $1,184 thousand for the same periods in 1995. The allowance for possible loan losses as a percentage of total loans was 2.00% as of September 30, 1996 compared to 1.86% as of December 31, 1995 and 1.69% as of September 30, 1995. The Corporation continues to deal with non-performing loans by building up the allowance for possible loan losses and aggressively charging-off loans deemed uncollectible. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased $55 thousand and $166 thousand to $889 thousand and $2,648 thousand for the three- and nine-month periods ended September 30, 1996, compared to $834 thousand and $2,482 thousand for the same periods in 1995. The primary component of non-interest income is Financial Management Services revenue, which decreased $6 thousand and $19 thousand to $453 thousand and $1,358 thousand for the three- and nine-month periods ended September 30, 1996 from $459 thousand and $1,377 thousand for the three- and nine-month periods ended September 30, 1995. Market value of Financial Management Services' assets declined $13.9 million to $262.0 million at September 30, 1996 from $275.9 million at September 30, 1995. The decline in Financial Management Services' assets and revenues is primarily the result of the loss of three account relationships partially offset by business development efforts.

         Service charges on deposit accounts decreased $18 thousand and $51 thousand to $207 thousand and $627 thousand for the three- and nine-month period ended September 30, 1996 from $225 thousand and $678 thousand for the same periods in 1995. The decreases relate to increases in the earnings credits offered to business customers, partially offset by an internal review of unprofitable accounts and changes in service charges.

         Other non-interest income increased $79 thousand and $236 thousand to $229 thousand and $663 thousand for the three- and nine-month periods ended September 30, 1996 compared to $150 thousand and $427 thousand for the same periods in 1995. These increases relate to a $135 thousand net gain from the sale of property owned by the Corporation's subsidiary, 323 East Gay Street Corp, increases in revenue from the sale of residential mortgage loans, and rental income received from other real estate owned property, partially offset by decreases in credit card income.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and nine-month periods ended September 30, 1996 was $3,500 thousand and $10,101 thousand, increases of $474 thousand and $603 thousand from $3,026 thousand and $9,498 thousand for the same periods in 1995. The various components of non-interest expense changes are discussed below.

         Salaries and employee benefits increased $161 thousand and $487 thousand for the three- and nine-month periods ended September 30, 1996 to $1,942 thousand and $5,793 compared to $1,781 thousand and $5,306 thousand for the same periods in 1995. Annual employee raises and a staff increase from 176 full-time equivalents (FTE's) employees in the second quarter of 1995 to 187 FTE's in the second quarter of 1996 are responsible for the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

increase. These staffing increases reflect the Corporation's need for additional sales and marketing personnel. The Corporation also experienced proportionate increases in employee benefits.

         Net occupancy, equipment, and data processing expense was $714 thousand and $1,936 thousand for the three- and nine-month periods ended September 30, 1996, increases of $129 thousand and $195 thousand over the same periods last year. The increase in the first nine months of 1996 is primarily a result of increased costs associated with building improvements and new technology projects, such as the teller on-line system and the check imaging system. See the section titled "Building Improvements and Technology Projects" for additional discussion.

         Effective  January 1, 1996, the Federal Deposit  Insurance  Corporation
("FDIC") reduced the Bank Insurance Fund ("BIF") deposit insurance premiums to the statutory minimum of $500 per quarter for the best rated banks. FDIC insurance for the best rated banks, was calculated based on quarter-end deposits at a rate of $0.23 per year per $1,000 in deposits from January 1, 1995 to May 31, 1995 and $0.04 per year per $1,000 in deposits from September 1, 1995 to December 31, 1995. It is anticipated that the premium for 1997 will be above the statutory minimum.

         Bank shares tax was $77 thousand and $231 thousand for the three- and nine-month period ended September 30, 1996, increases of $2 thousand and $9 thousand over the same periods last year. The Pennsylvania Bank Shares Tax is calculated on quarter-end Bank stockholders' equity and paid annually.

         Other non-interest expense increased $162 thousand, or 26.8%, to $766 thousand for the three- month period ended September 30, 1996 compared to $604 thousand for the same period in 1995. This increase is primarily the result of increases in marketing costs, supplies, and fraud losses, partially offset by recoveries of loan related legal fees.

         Other non-interest expense increased $228 thousand, or 11.9%, to $2,139 thousand for the nine-month period ended September 30, 1996 compared to $1,911 thousand for the same period in 1995. The increase in non-interest expenses is due to increases in supplies, fraud losses and additional writedowns on other real estate owned, partially offset by a Pennsylvania sales tax refund and recoveries of loan related legal fees. The increase is also partially offset by the adoption of SFAS No. 116, "Accounting for Contributions Received and
Contributions Made" on January 1, 1995. The adoption of SFAS No. 116 required the Corporation to recognize conditional promises to contribute when the promises became unconditional. This had an impact of $117 thousand on other non-interest expenses during the first nine months of 1995.

                                  INCOME TAXES

         Income  tax  expense  for  the  three-  and  nine-month  periods  ended
September 30, 1996 was $498 thousand and $1,504 thousand, compared to $498 thousand and $1,399 thousand in the same periods last year. This represents effective tax rates of 32.03% and 32.30% for the three- and nine-month periods ended September 30, 1996, compared with 31.46% and 31.18% for the same periods in 1995, respectively. The primary reason for the increases in effective tax rates is decreases in tax-exempt instruments as a percentage of total assets. Average tax-exempt assets as a percentage of total average assets were 2.39% and 2.88% at September 30, 1996 and 1995, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

                                DEPOSIT ANALYSIS

(Dollars in thousands)                        September 30, 1996            December 31, 1995            Average Balance
                                            ----------------------        ---------------------     ------------------------
                                             Average     Effective        Average     Effective      Dollar       Percentage
Deposit Type                                 Balance        Yield         Balance       Yield       Variance       Variance
------------                                 -------     ---------        -------     ---------     --------       ---------

NOW Accounts                                $ 47,236        2.20%        $ 42,974       2.32%        $ 4,262          9.92%
Money Market                                  28,775        3.07           29,610       3.23            (835)        (2.82)
Statement Savings                             48,995        3.21           46,347       3.64           2,648          5.71
Other Savings                                  4,407        2.75            4,657       2.73            (250)        (5.37)
CD's Less than $100,000                      103,356        5.75           89,866       5.67          13,490         15.01
                                             -------                      -------                     ------
Total Core Deposits                          232,769        4.11          213,454       4.15          19,315          9.05
Non-Interest Bearing
  Demand Deposit Accounts                     54,270       --              52,177      --              2,093          4.01
                                             -------                      -------                     ------
Total Core and Non-Interest
  Bearing Deposits                           287,039       --             265,631      --             21,408          8.06
Tiered Savings                                38,492        4.09           38,744       4.29            (252)        (0.65)
CD's Greater than $100,000                    12,568        5.36           11,331       5.11           1,237         10.92
                                             -------                      -------                     ------
Total Deposits                              $338,099       --            $315,706      --            $22,393          7.09
                                             =======                      =======                     ======

         The Bank, as a member of the Federal Home Loan Bank ("FHLB"), maintains a line of credit secured by the Bank's mortgage related assets. As of September 30, 1996, this line of credit was approximately $8 million. The line of credit at the FHLB at December 31, 1995 was approximately $34 million. The reduction in the line of credit available is the result of a system wide policy change by the FHLB. However, the Bank's overall borrowing capacity at the FHLB remains unchanged at approximately $84 million. The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $90.0 million or 23.3% of total assets at September 30,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

1996, compared with negative $60.9 million and negative 16.6% at September 30, 1995, respectively. Management is aware of this negative gap position and is taking steps to maintain net interest margins at acceptable levels.

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 1996

(Dollars in thousands)
                                                                          One              Over
                                                      Within            through            five           Non-rate
                                                     one year         five years           years         sensitive           Total
                                                     --------         ----------           -----         ---------           -----
ASSETS
    Federal funds sold                           $       7,800    $           --    $          --    $           --    $       7,800
    Investment securities                               31,187            45,841           22,702                --           99,730
    Interest bearing deposits in banks                   1,000                --               --                --            1,000
    Loans and leases                                   121,928           114,765           14,499            (5,025)         246,167
    Cash and cash equivalents                               --                --               --            17,578           17,578
    Other assets                                            --                --               --            13,443           13,443
                                                            --                --               --            ------           ------
       Total assets                              $     161,915    $      160,606    $      37,201    $       25,996    $     385,718
                                                       =======           =======           ======            ======          =======

LIABILITIES AND CAPITAL
    Non-interest bearing deposit                 $          --    $           --    $          --    $       57,500    $      57,500
    Interest bearing deposits                          242,552            37,980               --                --          280,532
    Borrowed funds                                       9,394                --               --                --            9,394
    Other liabilities                                       --                --               --             6,077            6,077
    Capital                                                 --                --               --            32,215           32,215
                                                            --        ----------      -----------      ------------      -----------
       Total liabilities & capital               $     251,946    $       37,980    $          --    $       95,792    $     385,718
                                                  ============     =============     ============     =============     ============
    Net interest rate
      sensitivity rate                           $     (90,031)   $      122,626    $      37,201    $      (69,796)   $          --
                                                  ============     =============     ============     =============     ============
    Cumulative interest rate
      sensitivity gap                            $     (90,031)   $       32,595    $      69,796    $            --   $          --
                                                  ============     =============     ============     ==============    ============
    Cumulative interest rate
      sensitivity gap divided                           (23.3%)             8.5%            18.1%
                                                   ===========      ============      ===========
      by total assets

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                          Three Months                         Nine Months
                                                                              Ended                               Ended
                                                                          September 30,                        September 30,
                                                                          -------------                        -------------
(Dollars in thousands)                                                 1996            1995                1996             1995
                                                                       ----            ----                ----             ----

Balance at beginning of period                                      $  4,831         $ 3,712            $ 4,506          $ 3,303
                                                                     -------          ------             ------           ------
Provision charged to operating expense                                   249             400                801            1,184
                                                                     -------          ------             ------           ------
    Recoveries of loans previously charged-off                             3              21                 41               74
    Loans charged-off                                                    (58)            (78)              (323)            (506)
                                                                     -------          ------             ------           ------
Net loans charged-off                                                    (55)            (57)              (282)            (432)
                                                                     -------          ------             ------           ------
Balance at end of period                                            $  5,025         $ 4,055            $ 5,025          $ 4,055
                                                                     =======          ======             ======           ======

Period-end loans outstanding                                        $251,192        $240,579           $251,192         $240,579

Average loans outstanding                                           $249,235        $243,301           $247,349         $244,813

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         2.00%           1.69%              2.00%            1.69%

Ratio of net charge-offs to average loans
    outstanding (annualized)                                           0.09%           0.09%              0.15%            0.24%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

                                                                     September 30,                  December 31,
                                                               ----------------------               ------------
(Dollars in thousands)                                          1996             1995                    1995
                                                               -----             ----                    ----

Past due over 90 days and still accruing                        $  705           $  200                $  419
Non-accrual loans                                                  688              925                   726
                                                                 -----            -----                 -----
Total non-performing loans                                       1,393            1,125                 1,145
Other real estate owned                                          1,368            1,278                 1,447
                                                                 -----            -----                 -----
Total non-performing assets                                     $2,761           $2,403                $2,592
                                                                 =====            =====                 =====
Non-performing loans as a percentage
     of total loans                                              0.55%            0.47%                 0.47%
Allowance for possible loan losses as a
   percentage of non-performing loans                          360.73%          360.44%               393.54%
Non-performing assets as a percentage of
   total loans and other real estate owned                       1.09%            0.99%                 1.06%
Allowance for possible loan losses as a
  percentage of non-performing assets                          182.00%          168.75%               173.84%

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

                         CHANGES IN EXECUTIVE MANAGEMENT

The following changes/promotions in executive management have occurred over the past twelve months:

         o Effective January 16, 1996, William E. Hughes, Sr., Executive Vice President, assumed all the duties and responsibilities of Richard C. Cloud, Executive Vice President, who retired on June 30, 1996.

         o        Effective  March  29,  1996,  Peter J.  D'Angelo  assumed  Mr.
                  Cloud's duties as Cashier of the Bank and the Corporation. Effective September 20, 1996, Mr. D'Angelo was promoted to Senior Vice President.

         o Effective December 15, 1995, J. Duncan Smith was promoted to Senior Vice President and Comptroller of the Bank. Mr. Smith also serves as Treasurer of the Corporation.

         o Effective September 20, 1996, David W. Glarner was promoted to Senior Vice President. Mr. Glarner is head of the Bank's Mortgage Department.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         During the second quarter 1996, the Corporation completed renovations to the first floor of the Miller building at a cost of approximately $408 thousand. This building includes a new customer service contact area for the Financial Management Services Department and a complete renovation of the Market Street Office. Renovations to the former Commonwealth Bank building, which was purchased in 1995, are continuing with occupancy expected in the fourth quarter. Improvements to the property will cost an estimated $525 thousand.

         The Corporation has two technology projects in process: Branch teller automation ("BTA") and customer check imaging ("CCI"). The BTA project, with an approximate cost of $450 thousand, which was scheduled for completion in the first half of 1996, has been delayed and is not expected to be fully operational until the first quarter of 1997. The CCI project, with an initial cost of approximately $550 thousand, was fully operational at the end of the third quarter.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 1996, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


RISK-BASED                                       September 30,             December 31,                 "Well Capitalized"
                                          ------------------------         ------------                     Requirements
CAPITAL RATIOS                             1996               1995              1995                    ------------------
--------------                             ----               ----              ----
Leverage Ratio                             8.39%              8.31%              8.47%                         5.00%
Tier I Capital Ratio                      12.20%             11.46%             11.51%                         6.00%
Total Risk-Based Capital Ratio            13.46%             12.71%             12.77%                        10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was 6.62% for the nine months ended September 30, 1996.

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

         (b)      Reports on Form 8-K
                  -------------------
                  No report was filed during the nine months ended September 30, 1996.

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


DATE: November 14, 1996


                              J. Duncan Smith



                              /s/ J. Duncan Smith
                              Treasurer
                              (Principal Accounting
                               and Financial Officer)