Form 10-K
period 1996-12-31
FIRST WEST CHESTER CORP
filed 1997-03-28
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark    One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996, OR

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

       Registrant's telephone number, including area code (610) 692-3000
                                                          ---------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 1997, was approximately $44,585,000.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 1997, was 1,715,941.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference into Parts I and II hereof. The Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------                                                          PAGE
                                                                                                           ----
PART I:           Item 1 - Business                                                                          1
                  Item 2 - Properties                                                                       13
                  Item 3 - Legal Proceedings                                                                14
                  Item 4 - Submission of Matters to a Vote of Security Holders                              14


PART II:          Item 5 - Market for the Corporation's Common Equity and Related
                                 Stockholder Matters                                                        14
                  Item 6 - Selected Financial Data                                                          15
                  Item 7 - Management's Discussion and Analysis of Financial
                                 Condition and Results of Operation                                         15
                  Item 8 - Financial Statements and Supplementary Data                                      15
                  Item 9 - Changes In and Disagreements with Accountants on
                                 Accounting and Financial Disclosure                                        15


PART III:         Item 10 - Directors and Executive Officers of the Corporation                             15
                  Item 11 - Executive Compensation                                                          16
                  Item 12 - Security Ownership of Certain Beneficial Owners
                                 and Management                                                             16
                  Item 13 - Certain Relationships and Related Transactions                                  16


PART IV:          Item 14 - Exhibits, Financial Statement Schedules and Reports on
                                 Form 8-K                                                                   16


SIGNATURES                                                                                                  19

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

GENERAL

         First West Chester Corporation (the "Corporation") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Corporation Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of 323 East Gay Street Corp., a Pennsylvania corporation ("EGSC"), which was formed in 1995 for the purpose of holding the Bank's interest in and operating foreclosed real property until liquidation of such property.

BUSINESS OF THE BANK

         The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through six banking offices located in Chester County, Pennsylvania, including its main office. In addition, the Bank operates four limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 1996, the Bank had total assets of approximately $397 million, total loans of approximately $265 million, total deposits of approximately $352 million and employed 190 full-time equivalent persons.

         The Bank is a full service commercial bank offering a broad range of retail banking, commercial banking, trust and financial management services to individuals and businesses. Retail services include checking accounts, savings programs, money-market accounts, certificates of deposit, safe deposit facilities, consumer loan programs, residential mortgages, overdraft checking, automated tellers and extended banking hours. Commercial services include revolving lines of credit, commercial mortgages, equipment leasing and letter of credit services.

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

         The Bank's Financial Management Services Department (formerly, the Trust Department) provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. At December 31, 1996, the Bank's Financial Management Services Department administered or provided investment management for 726 accounts, which possessed assets with an aggregate market value of approximately $271 million. For the year ended December 31, 1996, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $1.9 million and accounted for 5.6% of the total of interest income and other income of the Bank for such period.

COMPETITION

         The Bank's service area consists primarily of greater Chester County, including West Chester and Kennett Square, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from community banks, thrift institutions and other non-bank financial organizations. The Bank also competes with banking and financial branching systems, some from out of state, which are substantially larger and have greater financial resources than the Bank. There are branches of approximately 23 commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $30 million. The Bank had total assets of approximately $397 million as of December 31, 1996.

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

         Management believes that the Bank is able to effectively compete with its competitors because of its ability to provide responsive personalized services and competitive rates. This ability is a direct result of management's knowledge of the Bank's market area and customer base. Management believes the needs of the small to mid-sized commercial business and retail customers are not adequately met by larger financial institutions, therefore creating a marketing opportunity for the Bank.

BUSINESS OF EGSC

         EGSC was formed in 1995 to hold the Bank's partnership interest in WCP Partnership. WCP Partnership was formed to facilitate the acquisition, necessary repairs, required environmental remediation and other actions necessary to sell real property located in West Chester, Pennsylvania (the "West Chester Property") at fair market value. EGSC purchased a 62% interest in the mortgage on the West Chester Property in 1995 from the Bank at book value and immediately contributed the interest in the mortgage to WCP Partnership as capital. Another financial institution contributed the remaining 38% interest in the mortgage to WCP Partnership. WCP Partnership foreclosed on West Chester Property in 1995. During 1996, the property was liquidated. The proceeds from the liquidation were in excess of the transferred loan amount resulting in a gain which was included in noninterest income.

SUPERVISION AND REGULATION

General

          The Corporation is a bank holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC"), and the Federal Deposit Insurance Corporation ("FDIC"). Certain aspects of the Bank's operation are also subject to state laws.

Government Regulation

         The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. Annual and other periodic reports also are required to be filed with the Department. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve Board will consider numerous factors, including its capital adequacy guidelines before approving such acquisitions. For a description of certain applicable guidelines, see "Capital," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Adequacy," and Part II, Item 8, "Note H - Capital Requirements" in the consolidated financial statements.

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

         The operations of the Bank are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered and restrictions on the ability to acquire deposits under certain circumstances. Various consumer laws and regulations also affect the operations of the Bank. Approval of the OCC is required for branching by the Bank and for bank mergers in which the continuing bank is a national bank.

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

         The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 1997, the Bank, without affirmative governmental approvals, could declare aggregate dividends in 1997 of approximately $3.1 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 1997, through the date of declaration of such dividend less dividends previously paid in 1997, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as defined under federal law).

         If, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such regulatory authority may require such bank or bank holding company to cease and desist from such practice, or to limit dividends in the future. Finally, the several regulatory authorities described herein, may from time to time, establish guidelines, issue policy statements and adopt regulations with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which the Corporation and the Bank may pay.

Capital

         The Corporation and the Bank are both subject to minimum capital requirements and guidelines. The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio of Tier I capital to adjusted total assets of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating.

All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio under these guidelines which would be applicable to the Corporation. Failure to satisfy regulators that a bank holding company will comply fully with capital adequacy guidelines upon consummation of an acquisition may impede the ability of a bank holding company to consummate such acquisition, particularly if the acquisition involves payment of consideration other than common stock. In many cases, the regulatory agencies will not approve acquisitions by bank holding companies and banks unless their capital ratios are well above regulatory minimums.

         The Bank is subject to capital requirements which generally are similar to those affecting the Corporation. The minimum ratio of total risk-based capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. Capital may consist of equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"), and certain convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the reserve for possible credit losses ("Tier II capital").

         A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 1996, 1995 and 1994, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized." See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition" and "-- Capital Adequacy" and Part II, Item 8, "Note H - Capital Requirements" in the consolidated financial statements.

Deposit Insurance Assessments

         The Bank is subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or
C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or SAIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). As of January 1, 1997, well capitalized Subgroup A institutions will pay between 0.00% and 0.10% per annum.

         In accordance with the Deposit Insurance Act of 1996 an additional assessment by the Financing Corporation ("FICO") will become applicable to all insured institutions as of January 1, 1997. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment will be 1.296 basis points for 1997. For the first quarter of 1997, the Bank's assessments for BIF and BIF FICO are $0.00 and $10,163, respectively.

Other Matters

         Federal and state law also contains a variety of other provisions that affect the operations of the Corporation and the Bank including certain reporting requirements, regulatory standards and guidelines for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of state-chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

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

ACCOUNTING CHANGES

Impairment of Long-Lived Assets

         The Corporation adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" on January 1, 1996. See Note A-7 in Notes to Consolidated Financial Statements included in the Corporation's 1996 Annual Report to Shareholders, incorporated by reference.

Mortgage Servicing Rights

         The Coporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996. See Note A-6 in Notes to Consolidated Financial Statements included in the Corporation's 1996 Annual Report to Shareholders, incorporated by reference.

Stock Based Compensation Plans

         The Corporation adopted SFAS No. 123, "Accounting for Stock Based Compensation Plans" on September 1, 1996. See Note A-11 in Notes to Consolidated Financial Statements included in the Corporation's 1996 Annual Report to Shareholders, incorporated by reference.

Accounting for Transfer and Services of Financial Assets and Establishment of Liability

         The Corporation will adopt the Financial Accounting Standards Board ("FASB") No. 125, "Accounting for Transfer and Services of Financial Assets and Establishment of Liability." as of January 1, 1997. See Note A-15 in Notes to Consolidated Financial Statements included in the Corporation's 1996 Annual Report to Shareholders, incorporated by reference.


STATISTICAL DISCLOSURES

         The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 1996 Annual Report to Shareholders, incorporated herein by reference.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                              RATE VOLUME ANALYSIS


                                                 Increase (decrease) in net interest income due to:
                                                 --------------------------------------------------
                                        Volume          Rate         Total          Volume        Rate       Total
                                        ------          ----         -----          ------        ----       -----
(Dollars in thousands)                         1996 Compared to 1995                    1995 Compared to 1994
                                        ---------------------------------           ------------------------------
INTEREST INCOME
---------------

Federal funds sold                       $  153       $  (67)      $   86           $  278       $  210     $  488

Investment securities
   Taxable                                  777          130          907             (209)         540        331
   Tax-exempt                               (73)          --          (73)             (18)         (41)       (59)
                                          -----        -----        -----            -----        -----      -----
       Total investment securities          704          130          834             (227)         499        272

Loans
   Taxable                                  556         (423)         133            1,342        1,981      3,323
   Tax-exempt                                10           44           54              (51)          42         (9)
                                          -----        -----        -----            -----        -----      -----
       Total loans                          566         (379)         187            1,291        2,023      3,314
                                          -----        -----        -----            -----        -----      -----

Total interest income                     1,423         (316)       1,107            1,342        2,732      4,074
                                          -----        -----        -----            -----        -----      -----

INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 207         (407)        (200)            (431)         780        349
Certificates of deposits and other time     787          126          913            1,281        1,039      2,320
                                          -----        -----        -----            -----        -----      -----
   Total interest bearing deposits          994         (281)         713              850        1,819      2,669

Securities sold under repurchase
   agreements                               (85)           2          (83)              39           95        134
Other borrowings                            (59)          --          (59)              27           15         42
                                          -----        -----        -----            -----        -----      -----

Total Interest expense                      850         (279)         571              916        1,929      2,845
                                          -----        -----        -----            -----        -----      -----

Net Interest income                      $  573       $  (37)      $  536           $  426       $  803     $1,229
                                          =====        =====        =====            =====        =====      =====

NOTES:

(1)      The indicated changes are presented on a tax equivalent basis.
(2) The changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(3) Non-accruing loans have been used in the daily average balances to determine changes in interest due to volume. Loan fees included in the interest income computation are not material.
(4) The related average balance sheets can be found on page 13 of the Corporation's 1996 Annual Report to Shareholders.

                                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                                     LOAN PORTFOLIO BY TYPE AT DECEMBER 31,

(Dollars in thousands)               1996             1995                1994               1993                 1992
                             ----------------- -----------------   -----------------   ----------------     --------------
                                Amount    %       Amount     %        Amount     %        Amount     %        Amount    %
                                ------    -       ------     -        ------     -        ------     -        ------    -

Commercial loans              $ 87,932    34%   $ 86,686     36%    $ 87,689     37%   $  88,632     40%    $ 82,602    39%

Real estate - construction      11,447     4%      9,372      4%       4,607      2%       6,327      3%       3,724     2%

Real estate - other            109,179    41%    100,814     41%     101,589     42%      87,389     40%      85,555    40%

Consumer loans (1)              39,803    15%     33,836     14%      32,984     14%      27,414     12%      29,815    14%

Lease financing receivables     16,221     6%     11,879      5%      12,257      5%      11,671      5%      10,879     5%
                               -------           -------             -------            --------             -------

     Total gross loans         264,582   100%    242,587    100%     239,126    100%     221,433    100%     212,575   100%

Allowance for possible loan
     losses                     (5,218)           (4,506)             (3,303)             (2,839)             (2,300)
                               -------           -------             -------           ---------             -------

     Total loans              $259,364          $238,081            $235,823            $218,594            $210,275
                               =======           =======             =======             =======             =======

NOTES:

(1)      Consumer loans include open-end home equity lines of credit and credit card receivables.

(2)      At December 31, 1996 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

(3) The Corporation does not breakdown the allowance for possible loan losses by area, industry or type of loan because the evaluation process used to determine the adequacy of the reserve is based on the portfolio as a whole. Management believes such an allocation would not be meaningful. See pages 17-20 of the Corporation's 1996 Annual Report to Shareholders for additional information.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                       INTEREST RATES AT DECEMBER 31, 1996


                                                                   Maturing
                                                 Maturing        After 1 Year          Maturing
                                                  Within          And Within            After
(Dollars in thousands)                            1 Year            5 Years            5 Years           Total
                                                  ------            -------            -------           -----

Commercial loans                                 $67,166             $5,924             $14,842         $87,932

Real Estate - construction                        11,447                 --                  --          11,447
                                                  ------              -----              ------          ------

       Total                                     $78,613             $5,924             $14,842         $99,379
                                                  ======              =====              ======          ======


Loans maturing after 1 year with:
---------------------------------
Fixed interest rates                                                 $5,924             $14,842

Variable interest rates                                                  --                  --
                                                                      -----              ------

       Total                                                         $5,924             $14,842

                                                                      =====              ======

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


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 1996

                                                      Due over         Due over
                                     Due               1 year           5 years             Due
                                   Within              Through          Through            Over
(Dollars in thousands)             1 year              5 years         10 years          10 years           Total
                                   ------              -------         --------          --------           -----
Held-to-Maturity
----------------
     U.S. Treasury                     --              1,483               --                --           1,483
     U.S. Government agency            --                 --               --                --              --
     Mortgage-backed securities        --              1,213              806               126           2,145
     State and municipal            1,812              1,495            2,410                25           5,742
     Corporate securities           1,001              4,121               --                --           5,122
     Asset-backed                      --                 --            1,000               175           1,175
                                    -----             ------           ------            ------          ------
                                    2,813              8,312            4,216               326          15,667
                                    -----             ------           ------            ------          ------

Available-for-Sale
------------------
     U.S. Treasury                  5,498              3,998               --                --           9,496
     U.S. Government agency            --             10,993            3,486                --          14,479
     Mortgage-backed securities       237              6,551           10,386            30,245          47,419
     State and municipal               --                 --               --               254             254
     Asset-backed                      --                 --               --             1,268           1,268
     Mutual Funds                      --                 --               --             7,793           7,793
     Other equity securities           --                 --               --             1,666           1,666
                                    -----             ------           ------            ------          ------
                                    5,735             21,542           13,872            41,226          82,375
                                    -----             ------           ------            ------          ------

Total Investment securities        $8,548            $29,854          $18,088           $41,552         $98,042
                                    =====             ======           ======            ======          ======

Percent of portfolio                8.72%             30.45%           18.45%            42.38%         100.00%
                                    ====              =====            =====             =====          ======

Weighted average yield              5.73%              6.32%            6.57%             5.99%           6.17%
                                    ====               ====             ====              ====            ====

NOTES:
------
(1) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.
(2) Other equity securities having no stated maturity (including the Federated ARMs Fund) have been included in "Due over 10 years."
(3) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.
(4) As of December 31, 1996, the Corporation held securities from one issuer, The Federated ARMs Fund, in excess of 10% of stockholders' equity. The Corporation's investment in the Federated ARMs Fund was $7,793,000 with a market value of $7,535,000. This fund concentrates at least 65% of its value in adjustable and floating rate mortgage securities which are issued or guaranteed as to payment of principal and interest by the U.S. Government or its agencies.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      INVESTMENT SECURITIES AT DECEMBER 31,

                                          1996                            1995                      1994
                                ------------------------      -------------------------   -------------------------
                                     Book       Market             Book        Market        Book         Market
(Dollars in thousands)               Value       Value             Value        Value        Value         Value
                                     -----       -----             -----        -----        -----         -----
Held-to-Maturity
----------------
     U.S. Treasury                 $ 1,483     $ 1,482           $ 1,473      $ 1,485       $ 1,464        $ 1,365
     U.S. Government agency             --          --             1,501        1,496         1,500          1,416
     Mortgage-backed securities      2,145       2,130             2,685        2,689         3,223          3,039
     State and municipal             5,742       5,834             4,759        4,862         5,603          5,525
     Corporate securities            5,121       5,123            11,806       11,867        15,455         15,130
     Asset-backed                    1,176       1,180               824          814         2,122          2,053
     Mutual funds                       --          --                --           --            --             --
     Other equity securities            --          --                --           --            --             --
                                    ------      ------            ------       ------        ------         ------
                                   $15,667     $15,749           $23,048      $23,213       $29,367        $28,528
                                    ======      ======            ======       ======        ======         ======

Available-for-Sale
------------------
     U.S. Treasury                 $ 9,529     $ 9,529           $13,091      $13,091       $12,761        $12,761
     U.S. Government agency         14,503      14,503            12,176       12,176            --             --
     Mortgage-backed securities     47,031      47,031            34,475       34,475        25,446         23,446
     State and municipal               278         278               281          281           268            268
     Corporate securities               --          --             1,079        1,079         3,081          3,081
     Asset-backed                    1,268       1,268                --           --           107            107
     Mutual Funds                    7,735       7,735             7,733        7,733         7,764          7,764
     Other equity securities         1,864       1,864             1,628        1,628         1,595          1,595
                                    ------      ------            ------       ------        ------         ------
                                   $82,008     $82,008           $70,463      $70,463       $49,022        $49,022
                                    ======      ======            ======       ======        ======         ======

         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 1996

                              Due Within       Over 3 Months          Over 6 Months        Due Over
(Dollars in thousands)         3 Months       Through 6 Months      Through 12 Months      12 Months       Total
                             -----------      ----------------      -----------------      ---------       -----
Certificates of Deposit
    $100,000 or more           $ 1,363             $ 3,115               $ 3,098            $ 4,403          $11,979

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,

(Dollars in thousands)                         1996           1995            1994           1993          1992
                                               ----           ----            ----           ----          ----
Interest income which would
  have been recorded                         $   42         $  103            $432           $225          $  61

Interest income that was
  received from customer                          1            172             --             --             --
                                              -----          -----             ---            ---           ----

                                             $   41         $  (69)           $432           $225          $  61
                                              =====          =====             ===            ===           ====



NOTES:

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

Current                                                                                     Date
Banking                                                                                    Acquired
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

                                      -13-

Item 3.  Legal Proceedings.
-------  ------------------

           There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, the Bank or EGSC is a party or of which any of their respective property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

           None.

                                     PART II

Item 5.  Market for the Corporation's Common Equity and Related Stockholder
-------  ------------------------------------------------------------------
         Matters.
         --------

           The Corporation's Common Stock is publicly traded over the counter. Trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 1996 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 1997, there were approximately 833 shareholders of record of the Corporation's Common Stock.

           The Corporation instituted a dividend reinvestment and stock purchase plan in 1990 ("DRIP"), the purpose of which is to provide the shareholders of the Corporation with a convenient method of investing cash dividends and optional cash payments in additional shares of the Corporation's Common Stock. As of December 31, 1996, 430 shareholders of the Corporation, representing approximately 68,000 shares of the Corporation's Common Stock, were participants in the DRIP. The DRIP purchased approximately $297,000 worth of the Corporation's Common Stock for the accounts of the participating shareholders during the year ended December 31, 1996.

           The Corporation instituted a stock bonus plan (the "Stock Bonus Plan") during 1991, the purpose of which is to promote the interests of the Corporation by encouraging and enabling its employees and the employees of the Bank to acquire financial interests in the Corporation through the acquisition of shares of the Corporation's Common Stock. Under the Stock Bonus Plan, the Corporation may grant bonuses to its employees consisting of (i) shares of its Common Stock, (ii) shares of Common Stock and cash, or (iii) cash, as determined by the Board of Directors. Historically, the shares of Common Stock constituting the stock bonuses under the Stock Bonus Plan have been purchased by the Corporation on the open market through an independent agent specified by the Corporation's Board of Directors. At the annual meeting of shareholders on March 18, 1997, the shareholders approved an amendment of the stock bonus plan to permit the award of stock bonuses with newly issued shares or shares held in the Corporation's treasury. Approximately $262,000 in cash bonuses were paid in 1997 under the Stock Bonus Plan for services rendered by the executive officers and other employees of the Bank during 1996.

           The Corporation instituted a stock option plan in 1995 (the "1995 Stock Option Plan"), the purpose of which is to provide additional incentive to key employees and directors of the Corporation and the Bank to enter into or remain in the service or employ of the Corporation or the Bank by providing them with an opportunity to acquire or increase their proprietary interest in the Corporation through receipt of options to acquire the Common Stock of the Corporation. Under the 1995 Stock Option Plan, 146,250 shares of Common Stock of the Corporation were reserved for issuance to key employees of the Corporation and the Bank, and 41,250 shares of such Common Stock were reserved for issuance to directors of the Corporation and the Bank. To date the Corporation has awarded options to purchase 31,500 shares to key employees and 16,500 shares to directors pursuant to the 1995 Stock Option Plan.

           The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 1996 and 1995, as set forth in the following table (which have been adjusted for the stock split which occurred in October, 1996):

                                                               Dividends
                                                               ---------
                                                            Amount Per Share
                                                            ----------------

                                                          1996             1995
                                                          ----             ----

First Quarter........................................   $ 0.23           $ 0.20
Second Quarter.......................................     0.23             0.20
Third Quarter........................................     0.25             0.23
Fourth Quarter.......................................     0.29             0.26
                                                         -----            -----
  Total..............................................   $ 1.00           $ 0.89
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

Item 6.  Selected Financial Data.
-------  ------------------------

            Selected financial data concerning the Corporation and the Bank is incorporated by reference from the Corporation's 1996 Annual Report to Shareholders, attached as an exhibit hereto. See Part II, Item 5, for data concerning the payment of cash dividends on Common Stock.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations.
        --------------

            Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from the Corporation's 1996 Annual Report to Shareholders, attached as an exhibit hereto.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

            Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated by reference from the Corporation's 1996 Annual Report to Shareholders, attached as an exhibit hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

            None.

                                    PART III

Item 10.    Directors and Executive Officers of the Corporation.
--------    ----------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 21, 1997, for its 1997 Annual Meeting of Shareholders.

Item 11.    Executive Compensation.
--------    -----------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 21, 1997, for its 1997 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
--------    ---------------------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 21, 1997, for its 1997 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 21, 1997, for its 1997 Annual Meeting of Shareholders.

                                     PART IV

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
             ------------------------------------------
                                                              Page of Annual
                                                         Report to Shareholders

Consolidated Balance Sheets                                       Page 22
at December 31, 1996 and
1995

Consolidated Statements of                                        Page 23
Income for the years ended
December 31, 1996, 1995
and 1994

Consolidated Statement of                                         Page 24
Changes In Stockholders'
Equity for the years
ended December 31, 1996,
1995 and 1994

Consolidated Statements of                                        Page 25
Cash Flows for the years ended
December 31, 1996, 1995 and 1994

Notes to Consolidated                                             Pages 26 to 42
Financial Statements

Report of Independent Certified
Public Accountants                                                Page 43

         The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January 24, 1997, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference.

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

         3(b). Bylaws of the Corporation,  as amended. Copy of the Corporation's
               --------------------------  ----------
Bylaws, as amended, is incorporated by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended Decem ber 31, 1988.

         10.  Material contracts.
              ------------------

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

                  (c) Copy of the Corporation's Dividend Reinvestment Plan is incorporated by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990.

                  (d) Copy of the Corporation's Amended and Restated Stock Bonus Plan, is incorporated by reference to the appendix to the Corporation's Proxy Statement for the 1997 annual meeting of shareholders as filed with the SEC via EDGAR.

                  (e) Copy of the Bank's Supplemental Benefit Retirement Plan, effective date January 1, 1994, is incorporated by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                  (f) Copy of the Corporation's and the Bank's Directors Deferred Compensation Plan, effective December 30, 1994, is incorporated by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                  (g) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated by reference to the appendix to the Corporation's Proxy Statement for the 1997 annual meeting of shareholders as filed with the SEC via EDGAR.

       * 13. Annual report to security holders, Form 10-Q or quarterly report to
             -------------------------------------------------------------------
security holders.  The Corporation's  Annual Report to Shareholders for the year
-----------------
ended December 31, 1996. With the exception of the pages listed in the Index to Consolidated Financial Statements and the items referred to in Items 1, 5, 6, 7 and 8 hereof, the Corporation's 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report.

          21.  Subsidiaries of the Corporation.  The First National Bank of West
               -------------------------------
Chester, a banking institution organized under the banking laws of the United States in December 1863.

       * 23.  Consents of experts and counsel.  Consent of Grant  Thornton  LLP,
              -------------------------------
dated March 28, 1997.

       * 27.  Financial  Data  Schedule.  A  Financial  Data  Schedule  is being
              -------------------------
submitted with the Corporation's 1996 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST WEST CHESTER CORPORATION


                                                         /s/ Charles E. Swope
                                                     By:
                                                         ----------------------
                                                         Charles E. Swope,
                                                         President

Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 28, 1997.

         Signature                                             Title
         ---------                                             -----

/s/ Charles E. Swope
______________________________                 President, Chief Executive
Charles E. Swope                               Officer and Chairman of the
                                               Board of Directors

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

/s/ John S. Halsted
_________________________________                         Director
John S. Halsted

/s/ Devere Kauffman
_________________________________                         Director
Devere Kauffman

/s/ David L. Peirce
_________________________________                         Director
David L. Peirce

/s/ John B. Waldron
_________________________________                         Director
John B. Waldron

                                Index to Exhibits

Exhibits
--------

13 The Corporation's Annual Report to Shareholders for the year ended December 31, 1996.

23            Consent of Grant Thornton LLP.

27            Financial Data Schedule.