Form 10-Q
period 1997-03-31
FIRST WEST CHESTER CORP
filed 1997-05-15
CIK 744126

UNITED STATES

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997, OR
                               --------------
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of Common Stock of the Registrant as of May 1, 1997 was 2,287,921 (after the effect of a stock split in the form of a 33 1/3% stock dividend paid on April 21, 1997).

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                           PAGE
                                                                           ----

Part I.           FINANCIAL INFORMATION


                  Consolidated Statements of Condition
                  March 31, 1997 and December 31, 1996                       3


                  Consolidated Statements of Income
                  Three-Months Ended March 31, 1997 and 1996                 4


                  Consolidated Statements of Stockholder's Equity            5


                  Consolidated Statements of Cash Flows
                  Three-Months Ended March 31, 1997 and 1996                 6


                  Notes to Consolidated Financial Statements                 7


                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-18



Part II.          OTHER INFORMATION

                  Item 1 - Legal Proceedings
                  Item 2 - Changes in Securities
                  Item 3 - Defaults upon Senior Securities
                  Item 4 - Submission of Matters to Vote of Security Holders
                  Item 5 - Other Information
                  Item 6 - Exhibits and Reports on Form 8-K                19-21


                  Signatures                                                22

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                      Unaudited
(Dollars in thousands)                                                                 March 31,       December 31,
                                                                                          1997              1996
                                                                                          ----              ----
ASSETS
    Cash and due from banks                                                           $   18,398        $   21,956
    Federal funds sold                                                                     6,500             3,800

                Total cash and cash equivalents                                           24,898            25,756
                                                                                        --------          --------

    Interest-bearing deposits with banks                                                       -             1,000

    Investment securities held-to-maturity (market value of $14,394 and
        $16,749 at March 31, 1997 and December 31, 1996, respectively)                    14,504            15,667

    Investment securities available-for-sale, at fair value                               70,167            82,008

    Loans                                                                                290,100           264,582
    Less:   Allowance for possible loan losses                                            (5,387)           (5,218)
                                                                                        --------          --------

                Net loans                                                                284,713           259,364

    Premises and equipment                                                                 6,831             6,752
    Other assets                                                                           6,689             7,137
                                                                                        --------          --------

                Total assets                                                           $ 407,802         $ 397,684
                                                                                        ========          ========

LIABILITIES
    Deposits
        Noninterest-bearing                                                           $   55,658        $   63,591
        Interest-bearing                                                                 299,271           287,675
                                                                                        --------          --------

                Total deposits                                                           354,929           351,266

    Securities sold under repurchase agreements                                            7,453             7,943
    Federal Home Loan Bank Advances                                                        6,450                 -
    Other liabilities                                                                      5,640             5,300
                                                                                        --------          --------

                Total liabilities                                                        374,472           364,509
                                                                                        --------          --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00;  authorized,  5,000,000 shares;  outstanding,
        2,287,921  at  March  31,  1997 and  December  31,  1996,  respectively;
        excluding shares in treasury, 112,000 at
        March 31, 1997 and December 31,1996.                                               1,800             1,800
    Additional paid-in capital                                                             3,305             3,305
    Retained earnings                                                                     30,804            30,133
    Net unrealized loss on securities available-for-sale                                    (758)             (242)
    Treasury stock, at cost                                                               (1,821)           (1,821)
                                                                                        --------          --------

                Total stockholders' equity                                                33,330            33,175
                                                                                        --------          --------

                Total liabilities and stockholders' equity                             $ 407,802         $ 397,684
                                                                                        ========          ========

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                 Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                            1997           1996
                                                                                            ----           ----
INTEREST INCOME
    Loans, including fees                                                               $   6,153      $   5,556
    Investment securities                                                                   1,475          1,438
    Federal funds sold                                                                         24            221
    Deposits in banks                                                                          12              3
                                                                                        ---------      ---------

                Total interest income                                                       7,664          7,218
                                                                                        ---------      ---------

INTEREST EXPENSE
    Deposits                                                                                2,978          2,959
    Securities sold under repurchase agreements                                                64             83
    Federal Home Loan Bank advances                                                            59             --
    Other borrowings                                                                            5             --
                                                                                        ---------      ---------

                Total interest expense                                                      3,106          3,042
                                                                                        ---------      ---------

                Net interest income                                                         4,558          4,176

    Provision for loan losses                                                                 210            276
                                                                                        ---------      ---------

                Net interest income after provision
                   for possible loan losses                                                 4,348          3,900
                                                                                        ---------      ---------

NON-INTEREST INCOME
    Financial Management Services                                                             500            453
    Service charges on deposit accounts                                                       231            201
    Other                                                                                     169            179
                                                                                        ---------      ---------

                Total non-interest income                                                     900            833
                                                                                        ---------      ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                          2,036          1,902
    Net occupancy and  equipment                                                              771            569
    FDIC Bank insurance fund assessments                                                       10              1
    Bank shares tax                                                                            85             77
    Other                                                                                     721            710
                                                                                        ---------      ---------

                Total non-interest expense                                                  3,623          3,259
                                                                                        ---------      ---------

                Income before income taxes                                                  1,625          1,474

INCOME TAXES                                                                                  525            474
                                                                                        ---------      ---------

                NET INCOME                                                             $    1,100     $    1,000
                                                                                        =========      =========

PER SHARE DATA
    Net income                                                                         $     0.48     $     0.44
                                                                                        =========      =========
    Dividends declared                                                                 $     0.19     $     0.17
                                                                                        =========      =========

Weighted average shares outstanding                                                     2,298,407      2,284,872
                                                                                        =========      =========

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(Dollars in thousands)                                                                1997              1996
                                                                                  -----------        ----------

Balance at January 1,                                                               $ 33,175          $ 30,692

    Net  income to date                                                                1,100             1,000
    Cash dividends declared                                                             (429)             (394)
    Net unrealized gain (loss) on securities available-for-sale                         (516)             (379)
                                                                                     -------           -------

Balance at March 31,                                                                $ 33,330          $ 30,919
                                                                                     =======           =======































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                       March 31,
                                                                                            ------------------------------
(Dollars in thousands)                                                                          1997                1996
                                                                                            -----------         ----------

OPERATING ACTIVITIES
    Net Income                                                                                $   1,100         $   1,000
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                246               160
        Provision for loan losses                                                                   210               276
        Amortization of investment security premiums
           and accretion of discounts                                                                10                66
        Amortization of deferred fees on loans                                                       29                 9
        Investment securities (gains) losses, net                                                    (5)                -
        (Decrease) increase in other assets                                                         714              (483)
        Increase in other liabilities                                                               340               447
                                                                                               --------          --------

           Net cash provided by operating activities                                              2,644             1,475
                                                                                               --------          --------

INVESTING ACTIVITIES
    (Increase) decrease in interest bearing deposits in banks                                     1,000            (1,000)
    Increase in loans                                                                           (25,588)           (4,361)
    Proceeds from sale of investment securities available-for-sale                               15,191                 -
    Proceeds from sale of investment securities held-to-maturity                                      -                 -
    Proceeds from maturities of investment securities available-for-sale                          4,088             3,824
    Proceeds from maturities of investment securities held-to-maturity                            1,186             3,231
    Purchases of investment securities available-for-sale                                        (8,247)          (10,012)
    Purchase of premises and equipment, net                                                        (326)             (548)
                                                                                               --------          --------

           Net cash used in investing activities                                                (12,696)           (8,866)
                                                                                               --------          --------

FINANCING ACTIVITIES
    Increase in Federal Home Loan Bank advances                                                   6,450                 -
    Increase (decrease) in deposits                                                               3,663            (5,321)
    Increase (decrease) in securities sold under repurchase agreements                             (490)            2,220
    Cash dividends                                                                                 (429)             (445)
                                                                                               --------          --------

           Net cash provided by (used in) financing activities                                    9,194            (3,546)
                                                                                               --------          --------

                      NET DECREASE IN CASH AND CASH
                         EQUIVALENTS                                                               (858)          (10,937)

Cash and cash equivalents at beginning of year                                                   25,756            44,644
                                                                                               --------          --------

Cash and cash equivalents at end of period                                                    $  24,898         $  33,707
                                                                                               ========          ========

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)


1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiaries' (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1996.

2. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period. All per share data in this report has been restated to reflect the stock split in the form of a 33 1/3% stock dividend, declared on February 20, 1997 to shareholders of record on March 21, 1997 and paid on April 21, 1997.

4. The Financial Accounting Standards Board issued a new standard, SFAS 128, "Earnings per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

                                EARNINGS SUMMARY

        Net income for the three months ended March 31, 1997 was $1.1 million, an increase of $100 thousand or 10% from $1.0 million for the same period in 1996, primarily the result of an increase in interest and fee income on loans and a lower provision for loan losses, partially offset by increased operating expenses. Earnings per share for the three months ending March 31, 1997 were $0.48 per share, a $0.04 or 9.1% increase over the same period in 1996. Cash dividends declared during the first quarter of 1997 increased to $0.19 per share, a 11.8% increase compared to $0.17 per share in the first quarter of 1996. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

    The "Consolidated Average Balance Sheet" on page 11 may assist the reader in following this discussion.

                                                             March                          December
                                               ------------------------------               --------
                                                   1997              1996                     1996
                                                   ----              ----                   --------
        SELECTED RATIOS
       Return on average assets                    1.11%             1.05%                    1.12%
       Return on average equity                   13.17%            12.99%                   13.59%
       Earnings retained                          61.00%            60.60%                   60.19%
       Dividend payout ratio                      39.00%            39.40%                   39.81%
       Book value per share                      $14.57            $13.54                   $14.50

                               NET INTEREST INCOME

       Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-month period ended March 31, 1997, on a tax equivalent basis, was $4.6 million, compared to $4.2 million for the same period in 1996. Net yield on interest earning assets, on a tax equivalent basis was 4.98% for the three-month period ended March 31, 1997 compared to 4.75% for the same period in 1996. Average interest earning assets increased approximately $14.6 million to $371.0 million during the twelve month period ending March 31, 1997 compared to $356.4 million during the same period last year. The increase in average earnings assets was a direct result of strong commercial and consumer loan demand which started during the fourth quarter of 1996. The increase in earning asset yields was a result of changes in the earning asset mix. Although the net yield on interest earning assets increased during the three month period ended March 31, 1997 over the same period in 1996, the Corporation anticipates continued pressure on net yields on interest earning assets as competition for new loan business remains very strong and incremental deposit growth is becoming more expensive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                             Three-Months
                                                            Ended March 31,
                                                        -----------------------
       YIELD ON                                          1997             1996
       --------                                         ------           ------
Interest Earning Assets                                  8.33%            8.17%
Interest Bearing Liabilities                             4.11%            4.18%
                                                         ----             ----
Net Interest Spread                                      4.22%            3.99%
Contribution of Interest Free Funds                      0.76%            0.76%
                                                         ----             ----
Net Yield on Interest Earning Assets                     4.98%            4.75%
                                                         ====             ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three-month period ended March 31, 1997 decreased $197 thousand to $24 thousand when compared to the same period in 1996. The decrease in 1997's first quarter federal funds sold interest income is primarily the result of a $14.4 million decrease in average balances and a 23-basis point (a basis point equals one hundredth of one percent) decrease in rates compared to the same period in 1996. The decrease in average balances is due to strong loan demand during the first quarter of 1997.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities increased $37 thousand or 2.6% for the three-month period ended March 31, 1997 to approximately $1.5 million compared to the same period in 1996. The increase was a result of a 40-basis point increase in the yield earned on securities, partially offset by a decrease in average balances of approximately $3.6 million. Proceeds from net investment securities' sales and maturities were used to fund loan growth in 1996 and first quarter 1997.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased $599 thousand or 10.7% to $6.2 million for the three-month period ended March 31, 1997, compared to $5.6 million for the three-month period ended March 31, 1996. The increase in interest income for the three-month period ended March 31, 1997 is attributable to a $32.0 million or 13.1% increase in average loans outstanding, partially offset by a decrease in the rates earned of 20-basis points. This is a direct result of the increased competition for new and existing loan relationships which has been very strong throughout 1996 and 1997. There has been a noticeable increase in pricing and fee competition on large (over $500,000) loans (new and renewals) over the last year. It is anticipated that this pricing pressure will continue to reduce overall loan yields and net interest margins. Fee reductions will affect non-interest income.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased $19 thousand or 0.6% for the three-month period ended March 31, 1997 to approximately $3.0 million, compared to the same period in 1996. The increase is primarily the result of an increase in average interest-bearing deposits of $8.6 million compared to the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

same period in 1996. The Corporation's effective rate on interest bearing deposits decreased from 4.21% in the first quarter of 1996 to 4.11% in the first quarter of 1997. Competition for deposits from non-banking institutions such as mutual fund companies continues to grow. The slow growth rate in interest bearing deposits of 3.1% and non-interest bearing deposits of 4.5% for the quarter is expected to continue for the next twelve months. In order to attract additional low cost funds, the Bank is considering opening new branches.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased $19 thousand to $64 thousand for the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996. The decrease is attributable to a $2.1 million decrease in average securities sold under repurchase agreements outstanding, and a 6-basis point decrease in rates paid on securities sold under repurchase agreements.

                         INTEREST EXPENSE ON BORROWINGS

         Interest expense on borrowings was $64 thousand for the three-month period ended March 31, 1997. The average balance of borrowings in the first quarter of 1997 was $4.5 million. There were no borrowings outstanding during the first quarter of 1996. The need for borrowings was the result of strong loan demand outpacing the increases in deposits. Borrowings consists of overnight Fed Funds purchased, FHLB Flex Line, and FHLB term advances.

                       PROVISION FOR POSSIBLE LOAN LOSSES

         During the first quarter of 1997, the Corporation recorded a $210 thousand provision for possible loan losses compared to $276 thousand in 1996. The allowance for possible loan losses as a percentage of total loans was 1.86% as of March 31, 1997 compared to 1.89% as of March 31, 1996. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased $67 thousand or 8.0% to $900 thousand for the three months ended March 31, 1997, compared to $833 thousand for the same period in 1996. The primary component of non-interest income is Financial Management Services revenue, which increased $47 thousand or 10.4% to $500 thousand for the three months ended March 31, 1997 compared with the same period in 1996. Market value of Financial Management Services assets under management grew $26.2 million or 10.1% from $258.3 million at March 31, 1996 to $284.5 million at March 31, 1997. The increase in Financial Management Services revenue and growth in assets under management is primarily the result of market appreciation and new account relationships.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                              1997                                  1996
                                                      -------------------------------        -----------------------------
                                                       Daily                                 Daily
                                                       Average                              Average
ASSETS                                                 Balance   Interest       Rate        Balance     Interest     Rate
                                                       -------   --------       ----        -------     --------     ----
    Federal funds sold                                $  1,846    $    24       5.20%      $ 16,271     $  221       5.43%
    Interest bearing deposits in banks                     800         12       6.00%           187          3       6.42%
    Investment securities
        Taxable                                         89,120      1,443       6.48%        92,564      1,405       6.07%
        Tax-exempt(1)                                    2,500         44       7.04%         2,637         45       6.83%
                                                       -------      -----                   -------      -----
           Total investment securities                  91,620      1,487       6.49%        95,201      1,450       6.09%
                                                       -------      -----                   -------      -----
    Loans(2)
        Taxable                                        268,537      6,027       8.98%       238,009      5,432       9.13%
        Tax-exempt(1)                                    8,206        174       8.48%         6,728        170      10.11%
                                                       -------      -----                   -------      -----
           Total loans                                 276,743      6,201       8.96%       244,737      5,602       9.16%
                                                       -------      -----                   -------      -----
           Total interest earning assets               371,009      7,724       8.33%       356,396      7,276       8.17%
    Non-interest earning assets
        Allowance for possible loan losses              (5,275)                              (4,607)
        Cash and due from banks                         17,611                               16,155
        Other assets                                    13,709                               12,630
                                                       -------                              -------
           Total assets                               $397,054                             $380,574
                                                       =======                              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
    Savings, NOWS & money market deposits             $171,588     $1,324       3.09%      $163,710     $1,277       3.12%
    Certificates of deposits and other time            118,281      1,654       5.59%       117,531      1,682       5.72%
                                                       -------      -----                   -------      -----
        Total interest bearing deposits                289,869      2,978       4.11%       281,241      2,959       4.21%
    Securities sold under repurchase agreements          7,911         64       3.24%        10,057         83       3.30%
    Federal Home Loan Bank Advances                      4,073         59       5.79%            --         --         --
    Other borrowings                                       378          5       5.29%            --         --         --
                                                       -------      -----                   -------      -----
        Total interest bearing liabilities             302,231      3,106       4.11%       291,298      3,042       4.18%
                                                       -------      -----                   -------      -----
    Non-interest bearing liabilities
        Non-interest bearing demand deposits            55,483                               53,119
        Other liabilities                                5,927                                5,371
                                                       -------                              -------
           Total liabilities                           363,641                              349,788
    Stockholders' equity                                33,413                               30,786
                                                       -------                              -------
           Total liabilities and stockholders' equity $397,054                             $380,574
                                                       =======                              =======
    Net interest income                                            $4,618                               $4,234
                                                                    =====                                =====
    Net yield on interest earning assets                                        4.98%                                4.75%
                                                                                ====                                 ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the effective tax rate of 32% adjusted for the 20% interest expense disallowance for 1997 and 1996.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


        Service charges on deposit accounts increased $30 thousand or 14.9% to $231 thousand for the three months ended March 31, 1997 from $201 thousand for the same period in 1996. This increase relates to more effective enforcement of policies. Other non-interest income decreased $10 thousand or 5.6% to $169 thousand for the three months ended March 31, 1997 compared to $179 thousand for the same period in 1996.

                              NON-INTEREST EXPENSE

        Total non-interest expense for the first quarter of 1997 was $3.6 million, an increase of $364 thousand or 11.2% from $3.3 million in the same period in 1996. The various components of non-interest expense changes are discussed below.

        First quarter 1997 salaries and employee benefits increased $134 thousand or 7.0% to $2.0 million compared to $1.9 million in first quarter 1996. Annual employee raises and a staff increase from 181 full-time equivalents (FTE's) employees in the first quarter of 1996 to 193 FTE's in the first quarter of 1997 are responsible for the increase. These staffing increases reflect additions to the Corporation's sales and marketing staff. The Corporation also experienced proportionate increases in employee benefits.

        Net occupancy, equipment and data processing expense was $771 thousand for the three-month period ended March 31, 1997, an increase of $202 thousand or 35.5% over the same period last year. The increase in the first quarter 1997 is the direct result of increased costs associated with the opening of our new mortgage center and the depreciation associated with the new teller online and document imaging systems.

        The FDIC's Bank Insurance Fund ("BIF") insurance assessment was $0 for the three-month period ended March 31, 1997, a decrease from $1 thousand during the same period last year. Effective January 1, 1997, in accordance with the Deposit Insurance Act of 1996 an additional assessment by the Financing Corporation ("FICO") will become applicable to all insured institutions. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment will be 1.296 basis points per $100 in deposits for 1997. For the first quarter of 1997, the Bank's assessments for BIF and BIF FICO were $0 and $10 thousand, respectively.

        Bank shares tax increased $8 thousand or 10.4% to $85 thousand for the three months ended March 31, 1997 compared to $77 thousand for the three months ended March 31, 1996. The Pennsylvania Bank Shares Tax is calculated on quarter-end Bank stockholders' equity and paid annually.

        Total other non-interest expense increased $11 thousand or 1.5% to $721 thousand for the three months ended March 31, 1997 compared to $710 thousand for the same period in 1996. This increase is the result of additional operating expenses associated with the increases in staff and premises.

                                  INCOME TAXES

        Income tax expense for the three-month period ended March 31, 1997 was $525 thousand, compared to $474 thousand in the same period last year. This represents an effective tax rate of 32.3% and 32.2% for both the first quarter of 1997 and 1996, respectively. Average tax-exempt assets as a percentage of total average assets were 2.7% and 2.5% at March 31, 1997 and 1996, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

        The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to effectively monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is its available-for-sale portfolio of liquid investment grade securities. Funding sources include NOW, money-market, savings and smaller denomination certificates of deposit accounts. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional funding comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

                                DEPOSIT ANALYSIS

(Dollars in thousands)                          March 31, 1997           December 31, 1996         Average     Balance
                                           -----------------------      -------------------       --------------------
                                            Average       Effective      Average      Effective    Dollar     Percentage
Deposit Type                                Balance         Yield        Balance         Yield    Variance     Variance
------------                                -------       ----------     --------     ----------  --------    ----------
NOW Accounts                               $ 51,729         2.20%       $ 47,984         2.20%    $ 3,745       7.80%
Money Market                                 29,098         3.11          28,974         3.09         124       0.43
Statement Savings                            48,919         3.26          48,834         3.24          85       0.43
Other Savings                                 3,163         2.66           4,222         2.75      (1,059)    -25.08
CD's Less than $100,000                     104,244         5.66         102,566         5.76       1,678       1.64
                                            -------                      -------                   ------

Total Core Deposits                         237,153         4.05         232,580         4.11       4,573       1.97

Non-Interest Bearing
    Demand Deposit Accounts                  55,483            -          55,018            -         465       0.85
                                           --------                      -------                   ------

Total Core and Non-Interest
    Bearing Deposits                        292,636            -         287,598            -       5,038       1.75
                                            -------                      -------                   ------

Tiered Savings                               38,679         4.07          38,514         4.11         165       0.43
CD's Greater than $100,000                   14,037         5.16          12,677         5.36       1,360      10.73
                                           --------                                                ------

Total Deposits                             $345,352                     $338,789            -     $ 6,563       1.94
                                            =======                      =======                   ======

       The Bank, as a member of the Federal Home Loan Bank (the "FHLB"), maintains a line of credit secured by the Bank's mortgage-related assets. As of March 31, 1997, this line of credit was approximately $8.0 million. The line of credit at the FHLB at December 31, 1996 was approximately $8 million. The line of credit available does not reflect the Bank's overall borrowing capacity at the FHLB which is approximately $90.0 million. During the first quarter of 1997, average advances under this line of credit

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

were approximately $2.2 million compared to no borrowing first quarter 1996. The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $116.9 million or 28.7% of total assets at March 31, 1997 compared with a negative $109.5 million or 27.5% of total assets at December 31, 1996. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 1997

                                                                   One                Over
(Dollars in thousands)                         Within            through              five         Non-rate
                                              one year          five years            years        sensitive           Total
                                              --------          ----------            -----        ---------           -----

ASSETS
    Federal funds sold                         $   6,500          $      --          $     --      $      --        $    6,500
    Investment securities                         18,256             39,357            27,058             --            84,671
    Interest bearing deposits in banks                --                 --                --             --                --
    Loans and leases                             128,899            143,741            17,460         (5,387)          284,713
    Cash and cash equivalents                         --                 --                --         18,398            18,398
    Premises and equipment                            --                 --                --          6,831             6,831
    Other assets                                      --                 --                --          6,689             6,689
                                                --------           --------           -------       --------           -------
    Total assets                               $ 153,655          $ 183,098          $ 44,518      $  26,531        $  407,802
                                                ========           ========           =======       ========           =======

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $ 259,162          $  40,109          $     --      $      --        $  299,271
    Non-interest bearing deposits                     --                 --                --         55,658            55,658
    Securities sold under repurchase
      agreements                                   7,453                 --                --             --             7,453
    FHLB Advances                                  3,950                 --             2,500             --             6,450
    Other liabilities                                 --                 --                --          5,640             5,640
    Capital                                           --                 --                --         33,330            33,330
                                                --------           --------           -------       --------           -------
    Total liabilities & capital                $ 270,565          $  40,109          $  2,500      $  94,628        $  407,802
                                                ========           ========           =======       ========           =======

    Net interest rate
      sensitivity gap                          $(116,910)         $ 142,989          $ 42,018      $ (68,097)       $       --
                                                ========           ========           =======       ========         =========

    Cumulative interest rate
      sensitivity gap                          $(116,910)         $  26,079          $ 68,097      $      --        $       --
                                                ========           ========           =======       ========         =========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                             (28.7%)             6.4%            16.7%
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


          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING


(Dollars in thousands)                                                      March 31,                  December 31,
                                                                 -----------------------------         ------------
                                                                     1997            1996                      1996
                                                                 -----------      ----------           ------------

Balance at beginning of period                                    $    5,218      $    4,506              $    4,506
                                                                   ---------       ---------               ---------

Provision charged to operating expense                                   210             276                   1,079
                                                                   ---------       ---------               ---------

    Recoveries of loans previously charged-off                            26              34                      44
    Loans charged-off                                                    (67)           (149)                   (411)
                                                                   ---------       ---------               ---------

Net loans charged-off                                                    (41)           (115)                   (367)
                                                                   ---------       ---------               ---------

Balance at end of period                                          $    5,387      $    4,667              $    5,218
                                                                   =========       =========               =========

Period-end loans outstanding                                      $  290,100      $  246,824              $  264,582

Average loans outstanding                                         $  276,743      $  244,737              $  249,697

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.86%           1.89%                    1.97%

Ratio of net charge-offs to average loans
    outstanding                                                        0.06%           0.19%                    0.15%

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Bank's policy to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause management to have doubts as to the borrower's ability to comply with loan repayment terms. At March 31, 1997 there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                March 31,                     December 31,
                                                             ---------------------------           --------------
                                                                 1997            1996                    1996
                                                                -----            ----                    ----

Past due over 90 days and still accruing                       $   536          $   261                $ 2,772

Non-accrual loans                                                  997              808                    713
                                                                ------           ------                 ------

Total non-performing loans                                       1,533            1,069                  3,485

Other real estate owned                                            851            1,447                  1,274
                                                                ------           ------                 ------

Total non-performing assets                                    $ 2,384          $ 2,516                $ 4,759
                                                                ======           ======                 ======

Non-performing loans as a percentage
     of total loans                                              0.53%            0.43%                  1.32%

Allowance for possible loan losses as a
   percentage of non-performing loans                          351.40%          436.58%                 149.7%

Non-performing assets as a percentage of
   total loans and other real estate owned                       0.82%            1.01%                  1.79%

Allowance for possible loan losses as a
  percentage of non-performing assets                          225.96%          185.49%                 109.6%


         The allowance for possible loan losses as a percentage of non-performing loans indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans at March 1997. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

                                 LOAN IMPAIRMENT

         In accordance with FAS 114, the Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. These loans are included in the non-accrual loans total in the above analysis.

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

these loans and the valuation for credit losses related to loan impairment are as follows:

(Dollars in thousands)                             March 31, 1997           March 31, 1996            December 31, 1996
                                                   --------------           --------------            -----------------

Principal amount of impaired loans                       $ 725                    $ 500                      $ 443
Less valuation allowance                                   454                      380                        419
                                                          ----                     ----                       ----
                                                         $ 271                    $ 120                      $  24
                                                          ====                     ====                       ====

The activity in the valuation allowance for the quarters ending March 31, are as follows:

                                                                           1997                         1996
                                                                          ------                       ------
Valuation allowance at beginning of period                                 $ 419                       $ 433
Provision for loan impairment                                                 50                           -
Direct charge-offs                                                           (15)                        (84)
Recoveries                                                                   -                            31
                                                                            ----                        ----
Valuation allowance at end of period                                       $ 454                       $ 380
                                                                            ====                        ====

         Total cash collected on impaired loans during the quarter ended March 31, 1997 was $206 thousand, $170 thousand of which was credited to the principal balance outstanding on such loans and $36 thousand was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter ended March 31, 1997 was $10 thousand. Interest income recognized during the quarter ended March 31, 1997 was $36 thousand.

         Total cash collected on impaired loans during the quarter ended March 31, 1996 was $5 thousand, all of which was credited to the principal balance outstanding on such loans and none was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter ended March 31, 1996 was $12 thousand. No interest income was recognized during the quarter ended March 31, 1996.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

Renovations to the former Commonwealth Bank building, which was purchased in 1995, are now complete. Improvements to the property cost approximately $580 thousand. The building was occupied during the fourth quarter of 1996 and houses our new Mortgage Center.

         The Branch teller automation project is still in process. Depreciation on the project started in 1996 at approximately $6 thousand per month.

         Management is in the process of reviewing the adequacy of its mainframe computer and software for possible replacement of some or all of its components. The cost associated with such a project could be significant. An estimate of costs has not yet been determined.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 1997, both the Corporation's

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

                                         March 31,                  December 31,
RISK-BASED                         --------------------             ------------       "Well Capitalized"
CAPITAL RATIOS                     1997             1996                 1996             Requirements
--------------                     ----             ----                 ----           ---------------

Leverage Ratio                     8.57%            8.19%                8.58%               5.00%
Tier I Capital Ratio              11.57%           11.70%               12.05%               6.00%
Total Risk-Based Capital Ratio    12.82%           12.95%               13.31%              10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth for the Corporation was 1.87% and 9.84% for the three months ended March 31, 1997 and 1996, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholder's equity at December 31, 1996 and 1995, respectively.

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

Item 2.           Changes in Securities
                  ---------------------
                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to Vote of Security Holders
                  -------------------------------------------------
                  The Annual Meeting (the "Meeting") of the Shareholders of First West Chester Corporation (the "Corporation") was held on March 19, 1997. Notice of the Meeting was mailed to shareholders of record on or about February 28, 1997, together with proxy solicitation materials prepared in accordance with
                  Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

                  The matters submitted to a vote of Shareholders at the meeting were the following:

                           1. The election of four Class I directors, with each director to serve until the 2000 Annual Meeting of the Shareholders and until the election and qualification of his respective successor;

                           2. The approval of certain amendments to the Corporation's Stock Bonus Plan;

                           3. The approval of certain amendments to the Corporation's 1995 Stock Option Plan and;

                           4. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1997.


                  There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                                                                                        Abstentions and
                           Nominee                        For          Withheld         Broker Non-Votes
                           -------                        ---          --------         ----------------

                  John J. Ciccarone                  1,242,824         164,345                   0

                  Clifford E. DeBaptiste             1,240,377         166,792                   0

                  J. Carol Hanson                    1,238,774         168,395                   0

                  John B. Waldron                    1,241,485         165,684                   0

                  The names of the other directors whose terms of office as Directors continued after the Meeting are as follows: Charles
                  E. Swope, M. Robert Clarke, Edward J. Cotter, David L. Peirce, Richard A. Armstrong, John A. Featherman, John S. Halsted and Devere Kauffman.

                  The proposal to approve certain amendments to the Corporation's Stock Bonus Plan was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes, for the proposal were as follows:

                     For         Against       Abstentions     Broker non-votes
                     ---         -------       -----------     ----------------

                  1,373,013      17,259           16,897              0

                  The proposal to approve certain amendments to the Corporation's 1995 Stock Option Plan was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes, for the proposal were as follows:

                     For         Against       Abstentions     Broker non-votes
                     ---         -------       -----------     ----------------

                  1,372,722      17,550           16,897              0

                  The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1997 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes, for the ratification were as follows:

                     For          Against      Abstentions     Broker non-votes
                     ---          -------      -----------     ----------------

                  1,404,217        1,191          1,761               0

                  There was no other business that came before the Annual Meeting or matters incident to the conduct of the Annual Meeting.

Item 5.           Other Information
                  -----------------
                                       20

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  On February 24, 1997 the Corporation filed a Report of Form 8-K pertaining to a press release on the stock split.

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

         3(b). Bylaws of the Corporation,  as amended. Copy of the Corporation's
               -------------------------
Bylaws, as amended, is incorporated by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

         10.      Material contracts.
                  ------------------
              (a) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated by reference to the appendix to the Corporation's Proxy statement for the 1997 Annual Meeting of shareholders as filed with the SEC via EDGAR.

              (b) Copy of the Corporation's Amended and Restated Stock Bonus Plan, is incorporated by reference to the appendix to the Corporation's Proxy statement for the 1997 Annual Meeting of shareholders as filed with the SEC via EDGAR.

                  (b) Reports on Form 8-K
                      -------------------

                  A Form 8-K was filed on February 24, 1997 with the SEC via EDGAR pertaining to a press release on the stock split.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST WEST CHESTER CORPORATION


                                            Charles E. Swope



                                            ----------------
DATE:  May 15, 1997                         Charles E. Swope
                                            President



                                            J. Duncan Smith


                                            --------------
                                            J. Duncan Smith
                                            Treasurer
                                            (Principal Accounting
                                             and Financial Officer)