Form 10-Q/A
period 1997-03-31
FIRST WEST CHESTER CORP
filed 1997-08-01
CIK 744126

August 1, 1997

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312

                                                 FIRST WEST CHESTER CORPORATION
                                                 Commission File Number 0-12870
                                                 ------------------------------

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Form 10-Q/A Amendment #1 for the period ended March 31, 1997.

This form is being filed to reflect the reclassification of $600 thousand from additional paid-in capital to capital stock in the March 31, 1997 Consolidated Statement of Condition. This reclassification is the result of a "4-for-3" stock split in the form of a 33 1/3% stock dividend declared on February 20, 1997 to shareholders of record on March 21, 1997 and paid on April 21, 1997. The presentation of shares issued and treasury shares held has also been modified.

Note: Weighted average shares outstanding and earnings per share already reflect this stock split.


                                                  Very truly yours,


                                                  J. Duncan Smith, Treasurer
                                                  (Principal Accounting
                                                   and Financial Officer)
JDS/jd
Enclosures


cc:      Patricia  A.  Gritzan,   Esquire,   Saul,   Ewing,   Remick  and  Saul,
         Philadelphia, PA

         James J. Welsh, CPA, Grant Thornton, Philadelphia, PA

                                  UNITED STATES

                                    FORM 10-Q/A

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

                                                 August 1, 1997


                                     10-Q/A

                              REASON FOR AMENDMENT:
                              ---------------------


To 10-Q Readers:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Form 10-Q/A Amendment #1 for the period ended March 31, 1997.

This form is being filed to reflect the reclassification of $600 thousand from additional paid-in capital to capital stock in the March 31, 1997 Consolidated Statement of Condition. This reclassification is the result of a "4-for-3" stock split in the form of a 33 1/3% stock dividend declared on February 20, 1997 to shareholders of record on March 21, 1997 and paid on April 21, 1997. The presentation of shares issued and treasury shares held has also been modified.

Note: Weighted average shares outstanding and earnings per share already reflect this stock split.

Note: Attached is an amended Part I - Financial Information.



                                                  Very truly yours,


                                                  J. Duncan Smith, Treasurer
                                                  (Principal Accounting
                                                   and Financial Officer)

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                      Unaudited
(Dollars in thousands)                                                                 March 31,       December 31,
                                                                                          1997              1996
                                                                                          ----              ----
ASSETS
    Cash and due from banks                                                           $   18,398        $   21,956
    Federal funds sold                                                                     6,500             3,800

                Total cash and cash equivalents                                           24,898            25,756
                                                                                        --------          --------

    Interest-bearing deposits with banks                                                       -             1,000

    Investment securities held-to-maturity (market value of $14,394 and
        $16,749 at March 31, 1997 and December 31, 1996, respectively)                    14,504            15,667

    Investment securities available-for-sale, at fair value                               70,167            82,008

    Loans                                                                                290,100           264,582
    Less:   Allowance for possible loan losses                                            (5,387)           (5,218)
                                                                                        --------          --------

                Net loans                                                                284,713           259,364

    Premises and equipment                                                                 6,831             6,752
    Other assets                                                                           6,689             7,137
                                                                                        --------          --------

                Total assets                                                           $ 407,802         $ 397,684
                                                                                        ========          ========

LIABILITIES
    Deposits
        Noninterest-bearing                                                           $   55,658        $   63,591
        Interest-bearing                                                                 299,271           287,675
                                                                                        --------          --------

                Total deposits                                                           354,929           351,266

    Securities sold under repurchase agreements                                            7,453             7,943
    Federal Home Loan Bank Advances                                                        6,450                 -
    Other liabilities                                                                      5,640             5,300
                                                                                        --------          --------

                Total liabilities                                                        374,472           364,509
                                                                                        --------          --------

STOCKHOLDERS' EQUITY
    Common  stock,  par  value  $1.00;  authorized,  5,000,000  shares;  Issued,
        2,399,921  and  1,799,941  at March  31,  1997 and  December  31,  1996,
        respectively;                                                                      2,400             1,800
    Additional paid-in capital                                                             2,705             3,305
    Retained earnings                                                                     30,804            30,133
    Net unrealized loss on securities available-for-sale                                    (758)             (242)
    Treasury stock, at cost:  112,000 shares and 84,000 shares at March 31, 1997
        and December 31, 1996, respectively;                                              (1,821)           (1,821)
                                                                                        --------          --------
                Total stockholders' equity                                                33,330            33,175
                                                                                        --------          --------

                Total liabilities and stockholders' equity                             $ 407,802         $ 397,684
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



                         FIRST WEST CHESTER CORPORATION


                                            Charles E. Swope



                                            ----------------
DATE:  August 1, 1997                       Charles E. Swope
                                            President



                                            J. Duncan Smith


                                            --------------
                                            J. Duncan Smith
                                            Treasurer
                                            (Principal Accounting
                                             and Financial Officer)