Form 10-Q
period 1997-06-30
FIRST WEST CHESTER CORP
filed 1997-08-13
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997, OR
                               -------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
The number of shares outstanding of Common Stock of the Registrant as of July 1, 1997 was 2,291,833.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----

Part I.        FINANCIAL INFORMATION


               Consolidated Statements of Condition
               June 30, 1997 and December 31, 1996                           3


               Consolidated Statements of Income
               Three Months and Six Months Ended
               June 30, 1997 and 1996                                        4


               Consolidated Statements of Stockholders' Equity               5


               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997 and 1996                       6


               Notes to Consolidated Financial Statements                    7


               Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8-20



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

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)                                                                          Unaudited
                                                                                                 June 30,           December 31,
                                                                                                   1997                 1996
                                                                                               ------------         ------------
ASSETS
    Cash and due from banks                                                                    $   21,227            $   21,956
    Federal funds sold                                                                              8,600                 3,800

           Total cash and cash equivalents                                                         29,827                25,756
                                                                                                 --------              --------

    Interest bearing deposits with banks                                                               -                  1,000

    Investment securities  held-to-maturity (market value of $12,809 and $15,749 at June 30, 1997 and December 31,
        1996, respectively)                                                                        12,779                15,667

    Investment securities available-for-sale, at fair value                                        61,489                82,008

    Loans                                                                                         306,375               264,582
    Less allowance for possible loan losses                                                        (5,653)               (5,218)
                                                                                                 --------              --------

           Net loans                                                                              300,722               259,364

    Premises and equipment, net                                                                     6,652                 6,752
    Other assets                                                                                    6,546                 7,137
                                                                                                 --------              --------

           TOTAL ASSETS                                                                         $ 418,015             $ 397,684
                                                                                                 ========              ========

LIABILITIES
    Deposits
        Non-interest bearing                                                                    $  60,505             $  63,591
        Interest bearing                                                                          302,204               287,675
                                                                                                 --------              --------

           Total deposits                                                                         362,709               351,266

    Securities sold under repurchase agreements                                                     8,385                 7,943
    Federal Home Loan Bank Advances                                                                 6,433                     -
    Other liabilities                                                                               5,962                 5,300
                                                                                                 --------              --------

           Total liabilities                                                                      383,489               364,509
                                                                                                 --------              --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1-authorized,  5,000,000 shares, Issued,  2,399,833 and 1,799,941 at June 30, 1997 and
        December 31, 1996 respectively;                                                             2,400                 1,800
    Additional paid-in capital                                                                      2,714                 3,305
    Retained earnings                                                                              31,495                30,133
    Net unrealized loss on securities available-for-sale                                             (327)                 (242)
    Treasury stock, at cost: 108,000 shares and 84,000 shares at
        June 30, 1997 and December 31, 1996, respectively;                                         (1,756)               (1,821)
                                                                                                 --------              --------

           Total stockholders' equity                                                              34,526                33,175
                                                                                                 --------              --------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 418,015             $ 397,684
                                                                                                 ========              ========

    Book Value Per Share                                                                           $15.06                $14.50
                                                                                                    =====                 =====

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                            Three Months Ended                   Six  Months Ended
                                                                                     June 30,                         June 30,
                                                                         -------------------------------    ------------------
                                                                         1997             1996                1997         1996
                                                                         ----             ----                ----         ----
INTEREST INCOME
    Loans, including fees                                                 $6,680           $5,652           $12,833       $11,208
    Investment securities                                                  1,331            1,487             2,806         2,924
    Federal funds sold                                                        61              202                85           422
    Deposits in banks                                                         --               15                12            18
                                                                           -----            -----            ------        ------

                Total interest income                                      8,072            7,356            15,736        14,572
                                                                           -----            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               3,163            2,957             6,141         5,916
    Securities sold under repurchase agreements                               68               78               132           160
    Other borrowings                                                         111               --               175            --
                                                                           -----            -----            ------        ------

                Total interest expense                                     3,342            3,035             6,448         6,076
                                                                           -----            -----            ------        ------

                Net interest income                                        4,730            4,321             9,288         8,496

    Provision for loan losses                                                446              276               656           552
                                                                           -----            -----            ------        ------

                Net interest income after provision
                   for possible loan losses                                4,284            4,045             8,632         7,944
                                                                           -----            -----            ------        ------

NON-INTEREST INCOME
    Financial Management Services                                            500              453             1,000           905
    Service charges on deposit accounts                                      249              219               480           420
    Other                                                                    157              255               326           434
                                                                           -----            -----            ------        ------

                Total non-interest income                                    906              927             1,806         1,759
                                                                           -----            -----            ------        ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,018            1,950             4,054         3,852
    Net occupancy and  equipment                                             702              653             1,473         1,222
    FDIC deposit insurance                                                    11                1                21             1
    Bank shares tax                                                           85               77               170           154
    Other                                                                    851              663             1,572         1,372
                                                                           -----            -----            ------        ------

                Total non-interest expense                                 3,667            3,344             7,290         6,601
                                                                           -----            -----            ------        ------

                Income before income taxes                                 1,523            1,628             3,148         3,102

INCOME TAXES                                                                 394              532               919         1,006
                                                                           -----            -----            ------        ------

    NET INCOME                                                            $1,129           $1,096           $ 2,229       $ 2,096
                                                                           =====            =====            ======        ======

PER SHARE DATA
    Net income                                                             $0.49            $0.48           $0.97           $0.92
                                                                           ====              ====            ====            ====
    Dividends declared                                                     $0.19            $0.17           $0.38           $0.34
                                                                           ====              ====            ====            ====

Weighted average shares outstanding                                    2,307,432        2,290,430       2,304,231       2,287,652
                                                                       =========        =========       =========       =========

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)                                                                                  1997             1996
                                                                                                      --------         --------
Balance at January 1,                                                                                  $33,175          $30,692

    Net  income to date                                                                                  2,229            2,096
    Cash dividends declared                                                                               (867)            (788)
    Net unrealized gain (loss) on securities available-for-sale                                            (85)            (648)
    Treasury stock transactions                                                                             65               --
    Paid in capital from treasury stock transactions                                                         9               --
                                                                                                        ------           ------

Balance at June 30,                                                                                    $34,526          $31,352
                                                                                                        ======           ======

































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                                            June 30,
(Dollars in thousands)                                                                              1997               1996
                                                                                                ------------       --------
OPERATING ACTIVITIES
    Net Income                                                                                 $   2,229           $    2,096
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 498                  345
        Provision for loan losses                                                                    656                  552
        Amortization of investment security premiums
           and accretion of discounts                                                                 22                  113
        Amortization of deferred fees on loans                                                        84                   17
        Investment securities (gains) losses, net                                                     14                   --
        (Decrease) increase in other assets                                                          635                 (349)
        Increase in other liabilities                                                                662                  675
                                                                                                --------             --------

           Net cash provided by operating activities                                               4,800                3,449
                                                                                                --------             --------

INVESTING ACTIVITIES
    (Increase) decrease in interest bearing deposits in banks                                      1,000               (1,000)
    Increase in loans                                                                            (42,099)              (6,029)
    Proceeds from sales of investment securities available-for-sale                               24,606                   --
    Proceeds from sales of investment securities held-to-maturity                                     --                   --
    Proceeds from maturities of investment securities available-for-sale                           6,521                9,103
    Proceeds from maturities of investment securities held-to-maturity                             2,909                8,083
    Purchases of investment securities available-for-sale                                        (10,793)             (21,704)
    Purchases of investment securities held-to-maturity                                               --                 (999)
    Purchase of premises and equipment, net                                                         (398)              (1,019)
                                                                                                --------             --------

        Net cash used in investing activities                                                    (18,254)             (13,565)
                                                                                                --------             --------

FINANCING ACTIVITIES
    Increase in Federal Home Loan Bank advances                                                    6,433                   --
    Increase (decrease) in deposits                                                               11,443               (2,156)
    Increase in securities sold under repurchase agreements                                          442                   83
    Cash dividends                                                                                  (867)                (839)
       Treasury stock transactions                                                                    74                   --
                                                                                                --------             --------

           Net cash provided (used in) by financing activities                                    17,525               (2,912)
                                                                                                --------             --------

              NET (DECREASE) INCREASE IN CASH AND CASH
                EQUIVALENTS                                                                        4,071              (13,028)

Cash and cash equivalents at beginning of period                                                  25,756               44,644
                                                                                                --------             --------

Cash and cash equivalents at end of period                                                     $  29,827            $  31,616
                                                                                                ========             ========




The accompanying notes are an integral part of these statements.

                                                                 6

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

2. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period. All per share data in this report has been restated to reflect the stock split in the form of a 331/3% stock dividend, declared on February 20, 1997 to shareholders of record on March 21, 1997 and paid on April 21, 1997.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

                         EARNINGS SUMMARY AND HIGHLIGHTS

         Net income for the three-month period ended June 30, 1997 was $1.13 million, an increase of $33 thousand or 3.0% from $1.10 million in the three-month period ended June 30, 1996. Net income for the six-month period ended June 30, 1997 was $2.23 million, an increase of $133 thousand or 6.3% from $2.10 million in the six-month period ended June 30, 1996. Increases in net income are primarily the result of increases in net interest income and a reduction in the effective tax rate, partially offset by higher loan loss provisions and increases in operating expenses. The lower effective tax rate results from expected tax credits relating to a community development project. For further information see the section titled "Income Taxes." Earnings per share for the three- and six-month periods ended June 30, 1997 were $0.49 and $0.97 per share, respectively, increases of $0.01 and $0.05 per share compared to the same periods in 1996, respectively.

         Cash dividends declared during the second quarter of 1997 increased to $0.19 per share, an 11.8% increase compared to $0.17 per share in the second quarter of 1996. On a year-to-date basis, cash dividends increased to $0.38 per share, an 11.8% increase compared to $0.34 per share in the same period of 1996. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

The "Consolidated Average Balance Sheet" on pages 9 and 10 may assist the reader in following this discussion.

                                                                       Three Months Ended               Six Months Ended
                                                                             June 30,                       June 30,
                                                                     -----------------------         ----------------------
                                                                       1997           1996              1997           1996
                                                                       ----           ----              ----           ----
           SELECTED RATIOS
           Return on Average Assets                                    1.10%          1.14%              1.10%         1.09%
           Return on Average Equity                                   13.31%         14.08%             13.24%        13.53%
           Earnings Retained                                          61.20%         64.05%             61.10%        62.40%
           Dividend Payout Ratio                                      38.80%         35.95%             38.90%        37.60%
           Book Value Per Share                                      $15.06         $13.73             $15.06        $13.73

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 1997, on a tax equivalent basis, was $4.80 million and $9.41 million, compared to $4.38 million and $8.61 million for the same periods in 1996, respectively. Net yields on interest earning assets, on a tax equivalent basis, were 4.97% for both the three- and six-month periods ended June 30, 1997 compared to 4.86% and 4.80% for the same periods in 1996, respectively. Average interest earning assets increased approximately $25.6 million to $386.0 million during the second quarter of 1997 from $360.5 million in the same period last year. The increase in average earning assets was a direct result of strong loan demand in all areas, particularly our third party automobile loan and lease programs. The increase in earning asset yields was a result of changes in the earning asset mix. Although the net yield on earning assets has increased during the six month period ended June 30, 1997 over the same period in 1996, the Corporation anticipates continued pressure on the net interest margin as competition for new loan business remains very strong and incremental deposit growth becomes more expensive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                               1997                                    1996
                                                     ----------------------------------      ---------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----
ASSETS
Federal funds sold                                  $    4,389     $     61      5.56%        $  14,954     $    200     5.35%
Interest bearing deposits in banks                          --           --        --             1,000           15     6.00%
Investment securities
    Taxable                                             79,753        1,301      6.53%           94,023        1,455     6.19%
    Tax-exempt (1)                                       2,375           41      6.91%            2,471           43     6.96%
                                                       -------        -----                     -------        -----
        Total investment securities                     82,128        1,342      6.54%           96,494        1,498     6.21%
                                                       -------        -----                     -------        -----
Loans (2)
    Taxable                                            289,905        6,528      9.01%          241,388        5,531     9.17%
    Tax-exempt (1)                                       9,649          209      8.66%            6,666          166     9.96%
                                                       -------        -----                     -------        -----
        Total loans                                    299,554        6,737      9.00%          248,054        5,697     9.19%
                                                       -------        -----                     -------        -----
        Total interest earning assets                  386,071        8,140      8.43%          360,502        7,410     8.22%
Non-interest earning assets
    Allowance for possible loan losses                  (5,436)                                  (4,745)
    Cash and due from banks                             18,453                                   16,688
    Other assets                                        13,241                                   12,957
                                                       -------                                  -------
        Total assets                                  $412,329                                 $385,402
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $174,556      $ 1,362      3.12%         $168,013      $ 1,292     3.08%
Certificates of deposits and other time                125,283        1,801      5.75%          117,232        1,664     5.68%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     299,839        3,163      4.22%          285,245        2,956     4.15%
Securities sold under repurchase agreements              8,313           68      3.27%            9,507           77     3.24%
Federal Home Loan Bank Advances                          6,775          105      6.20%               --           --         --
Other borrowings                                           402            6      5.97%               --           --         --
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  315,329        3,342      4.24%          294,752        3,033     4.12%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                57,180                                   54,247
    Other liabilities                                    5,892                                    5,267
                                                      --------                                 --------
        Total liabilities                              378,401                                  354,266
Stockholders' equity                                    33,928                                   31,136
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 412,329                                $ 385,402
                                                      ========                                 ========
Net interest income                                                 $ 4,798                                  $ 4,377
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.97%                                   4.86%
                                                                                 ====                                    ====












(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1997 and 1996.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                                       1997                                      1996
                                                     ----------------------------------------------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
ASSETS
Federal funds sold                                    $  3,124      $    85      5.44%         $ 15,613      $   421     5.39%
Interest bearing deposits in banks                         398           12      6.03%              593           18     6.07%
Investment securities
Taxable                                                 84,410        2,745      6.50%           93,294        2,860     6.13%
    Tax-exempt (1)                                       2,437           84      6.89%            2,554           88     6.89%
                                                       -------       ------                     -------       ------
        Total investment securities                     86,847        2,829      6.51%           95,848        2,948     6.15%
Loans (2)
    Taxable                                            279,279       12,554      8.99%          239,699       10,964     9.15%
    Tax-exempt (1)                                       8,933          383      8.57%            6,697          335    10.00%
                                                       -------       ------                     -------       ------
        Total loans                                    288,212       12,937      8.98%          246,396       11,299     9.17%
                                                       -------       ------                     -------       ------
Total Interest Earning Assets                          378,581       15,863      8.38%          358,450       14,686     8.19%
Non-interest earning assets
    Allowance for possible loan losses                  (5,356)                                  (4,676)
    Cash and due from banks                             18,035                                   16,421
    Other assets                                        13,474                                   12,673
                                                       -------                                  -------
        Total assets                                  $404,734                                 $382,868
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $173,079     $  2,687      3.10%         $165,862     $  2,570     3.10%
Certificates of deposits and other time                121,802        3,454      5.67%          117,381        3,346     5.70%
                                                       -------      -------                     -------      -------
Total interest bearing deposits                        294,881        6,141      4.17%          283,243        5,916     4.18%
Securities sold under repurchase agreements              8,113          132      3.25%            9,782          160     3.27%
Federal Home Loan Bank Advances                          5,432          165      6.08%               --           --       --
Other borrowings                                           390           11      5.64%               --           --       --
                                                       -------      -------                     -------      -------
   Total interest bearing liabilities                  308,816        6,449      4.18%          293,025        6,076     4.15%
                                                       -------      -------                     -------      -------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                56,336                                   53,683
    Other liabilities                                    5,905                                    5,172
                                                       -------                                  -------
        Total liabilities                              371,057                                  351,880
Stockholders' equity                                    33,677                                   30,988
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $404,734                                 $382,868
                                                       =======                                  =======
Net interest income                                                 $ 9,414                                 $  8,610
                                                                     ======                                  =======
Net yield on interest earning assets                                             4.97%                                   4.80%
                                                                                 =====                                   =====












(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance for 1997 and 1996.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                  Three-Months                       Six-Months
         Yield On:                                               Ended June 30,                     Ended June 30,
         ---------                                            -------------------                -------------------
                                                              1997          1996                  1997         1996
                                                              ----          ----                  ----         ----
Interest Earning Assets                                       8.43%         8.22%                 8.38%        8.19%
Interest Bearing Liabilities                                  4.24%         4.12%                 4.18%        4.15%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           4.19%         4.10%                 4.20%        4.04%
Contribution of Interest Free Funds                           0.78%         0.76%                 0.77%        0.76%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.97%         4.86%                 4.97%        4.80%
                                                              ====          ====                  ====         ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three- and six-month periods ended June 30, 1997, decreased $139 thousand and $336 thousand to $61 thousand and $85 thousand, respectively, when compared to the same periods in 1996. The decrease in federal funds interest income for the three- and six-month periods ended June 30, 1997 is primarily the result of a $10.6 million and $12.5 million decrease in average balances, partially offset by a 21 and 5 basis point (a basis point equals one hundredth of one percent) increase in rates compared to the same periods in 1996, respectively. The decrease in average balances is attributable to the continued strength in loan demand through the six month period ended June 30, 1997.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased $156 thousand and $119 thousand for the three- and six-month periods ended June 30, 1997 to $1.34 million and $2.83 million, respectively, when compared to the same periods in 1996. The decrease for the three- and six-month period is primarily due to a decrease in average balances of $14.37 million and $9.00 million, partially offset by 33 and 36 basis point increases in the yield earned on securities compared to the same periods last year, respectively. Proceeds from net investment securities sales and maturities have been used to fund loan growth over the last two quarters.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased $1.04 million and $1.64 million to $6.74 million and $12.94 million for the three- and six-month periods ended June 30, 1997, compared to the same periods in 1996, respectively. The increase in interest income on loans for the three- and six-month period ended June 30,1997 is attributable to a $51.50 million and $41.82 million increase in average loans outstanding respectively, partially offset by a 19 basis point decrease in rates earned for both time periods. The decrease in the loan portfolio yield is a direct result of increased competition for new and existing loan relationships and volume increases in lower yielding automobile related loans and leases. There has been a noticeable increase in pricing and fee competition on large (over $500,000) loans (new and renewals) during the past 18 months. It is anticipated that this pricing pressure will continue to reduce overall loan yields and net interest margins.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased $207 thousand and $225 thousand for the three- and six-month periods ended June 30, 1997 to $3.16 million and $6.14 million, compared to the same periods in 1996. The increase for the three month period ended June 30, 1997 is the result of increases in average interest-bearing deposits of $14.59 million, and a 7 basis point increase in the rates paid on interest-bearing deposits. The increase for the six month period ended June 30, 1997 is the result of an increase in average interest-bearing deposits of $11.6 million, partially offset by a 1 basis point decrease in rates paid on interest-bearing deposits.

         The Corporation's effective rate on interest-bearing deposits increased from 4.15% in the second quarter 1996 to 4.22% in the second quarter 1997. Competition for deposits from credit unions and non-banking institutions such as mutual fund companies continues to grow. The slow growth rates for interest bearing and non-interest bearing deposits are expected to continue for future time periods. The Bank is considering opening new branches in order to attract new deposits.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased $9 thousand and $28 thousand to $68 thousand and $132 thousand for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The decreases are primarily attributable to $1.19 million and $1.67 million decreases in average securities sold under repurchase agreements outstanding compared to the three- and six-month periods ended June 30, 1996, respectively.

                         INTEREST EXPENSE ON BORROWINGS

         Interest expense on borrowings was $111 thousand and $176 thousand for the three- and six-month periods ended June 30, 1997, respectively. There were no borrowings during the first and second quarters of 1996. The need for borrowings is the result of strong loan demand out pacing increases in deposits. Borrowings consist of overnight Fed Funds purchased, FHLB FlexLine, and FHLB term advances.

                       PROVISION FOR POSSIBLE LOAN LOSSES

         During the three- and six-month periods ended June 30, 1997, the Corporation recorded a $446 thousand and a $656 thousand provision for possible loan losses compared to $276 thousand and $552 thousand for the same periods in 1996. The increased provisions in 1997 are a direct result of increased loan activity and are not indicative of loan quality. The allowance for possible loan losses as a percentage of total loans was 1.85% as of June 30, 1997 compared to 1.97% and 1.95% as of December 31, 1996 and June 30, 1996, respectively. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income decreased $21 thousand and increased $47 thousand to $906 thousand and $1.81 million for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The primary component of non-interest income is Financial Management Services revenue, which increased $47 thousand and $95 thousand to $500 thousand and $1.00 million for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The market value of Financial Management Services' assets increased $46.3 million to $307.6 million

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

at June 30, 1997 from $261.3 million at June 30, 1996. The growth in Financial Management Services' assets under management and revenues is primarily the result of market appreciation and new account relationships.

         Service charges on deposit accounts increased $30 thousand and $60 thousand to $249 thousand and $480 thousand for the three- and six-month period ended June 30, 1997, respectively, compared to the same periods in 1996. The increases relate to more effective enforcement of service charge policies.

         Other non-interest income decreased $98 thousand and $108 thousand to $157 thousand and $326 thousand for the three- and six-month periods ended June 30, 1997 compared to the same periods in 1996. Second quarter and Year-to-date 1996 other non-interest income figures include a $135 thousand net gain from the sale of property owned by the Corporation's subsidiary, 323 East Gay Street Corp.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and six-month periods ended June 30, 1997 was $3.67 million and $7.29 million, increases of $323 thousand and $689 thousand from $3.34 million and $6.60 million for the same periods in 1996. The various components of non-interest expense changes are discussed below.

         Salaries and employee benefits increased $68 thousand and $202 thousand for the three- and six-month periods ended June 30, 1997 to $2.02 million and $4.05 million compared to the same periods in 1996, respectively. Annual employee raises and a staff increase from 182 full-time equivalents (FTE's) employees in the second quarter of 1996 to 190 FTE's in the second quarter of 1997 are responsible for the increase. These staffing increases reflect additions to the Corporation's sales, marketing and related staff. The Corporation also experienced proportionate increases in employee benefits.

         Net occupancy, equipment, and data processing expense was $702 thousand and $1.47 million for the three- and six-month periods ended June 30, 1997, representing increases of $49 thousand and $251 thousand over the same periods last year, respectively. The increases in the first half of 1997 are a direct result of increased costs associated with the opening of our new mortgage center, renovations to the Financial Management Services building and the depreciation on the new teller on-line system and document imaging system.

         The FDIC's Bank Insurance Fund ("BIF") insurance assessment was $0 for the three- and six-month periods ended June 30, 1997, compared to $1 thousand for each of the same periods last year. Effective January 1, 1997, in accordance with the Deposit Insurance Act of 1996 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment will be 1.296 basis points per $100 in deposits for 1997. For the three- and six-month periods ended June 30, 1997, the Bank's assessments for the BIF FICO were $11 thousand and $21 thousand, respectively.

         Bank shares tax was $85 thousand and $170 thousand for the three- and six-month period ended June 30, 1997, increases of $8 thousand and $16 thousand over the same periods last year, respectively. The Pennsylvania Bank Shares Tax is calculated on quarter-end Bank stockholders' equity and paid annually.

         Other non-interest expense increased $188 thousand and $200 thousand for the three- and six-month periods ended June 30, 1997 to $851 thousand and $1.57 million, compared to the same periods in 1996, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

These increases are primarily the result of a $100 thousand accrual to comply with a conciliation agreement with the United States Department of Labor's Office of Federal Contract Compliance Program. Additionally, increases are attributed to additional operating expenses associated with increased staff and premises.

                                  INCOME TAXES

         Income tax expense for the three- and six-month periods ended June 30, 1997 was $394 thousand and $919 thousand, compared to $532 thousand and $1,006 thousand in the same periods last year. This represents effective tax rates of 25.9% and 29.2% for the three- and six-month periods ended June 30, 1997, compared with 32.7% and 32.4% for the same periods in 1996, respectively. Effective tax rates were reduced to account for an expected 1997 historic rehabilitation tax credit of approximately $198 thousand. The tax credit is the result of an investment the Bank made in a local community development project. This tax credit was not used in the first quarter's tax calculation due to uncertainties relating to the completion date of the project. If the effective tax rate of 29.0% was applied for the three-month period ended June 30, 1997, income tax expenses would have been $442 thousand or $48 thousand higher. Additionally there has been an increase in tax-exempt instruments as a percentage of total assets. Average tax-exempt assets as a percentage of total average assets were 2.81% and 2.42% at June 30, 1997 and 1996, respectively.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                DEPOSIT ANALYSIS

(Dollars in thousands)                           June 30, 1997                  December 31, 1996                Average Balance
                                           ------------------------         -------------------------       ------------------------
                                            Average       Effective          Average        Effective        Dollar       Percentage
DEPOSIT TYPE                                Balance         Yield            Balance          Yield         Variance       Variance
------------                                -------       ---------         ---------       ---------       --------      ----------
NOW Accounts                               $ 51,630         2.18%            $ 47,984         2.20%          $ 3,646         7.60%
Money Market                                 28,685         3.12               28,974         3.09              (289)       (1.00)
Statement Savings                            49,861         3.28               48,834         3.24             1,027         2.10
Other Savings                                 3,199         2.69                4,222         2.75            (1,023)      (24.23)
CD's Less than $100,000                     106,408         5.73              102,566         5.76             3,842         3.75
                                            -------                           -------                         ------
Total Core Deposits                         239,783         4.10              232,580         4.11             7,203         3.10
Non-Interest Bearing
  Demand Deposit Accounts                    56,336         --                 55,018         --               1,318         2.40
                                            -------                           -------                         ------
Total Core and Non-Interest
  Bearing Deposits                          296,119         --                287,598         --                8,521        2.96
Tiered Savings                               39,704         4.10               38,514         4.11             1,190         3.09
CD's Greater than $100,000                   15,392         5.31               12,677         5.36             2,715        21.42
                                            -------                           -------                         ------

Total Deposits                             $351,215         --               $338,789         --             $12,426         3.67
                                            =======                           =======                         ======

         The Bank, as a member of the Federal Home Loan Bank ("FHLB"), maintains an $8.0 million line of credit secured by the Bank's mortgage related assets. As of June 30, 1997, the amount outstanding on this line of credit was $0. In addition to the line of credit, the Bank has additional borrowing capacity at the FHLB of approximately $90 million. FHLB advances as of June 30, 1997 consisted of $6.4 million in term advances, which represent a combination of maturities ranging from 9 months to 10 years.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $121 million or 29% of total assets at June 30, 1997, compared with negative $76.3 million and negative 19.7% at June 30, 1996, respectively. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 1997

(Dollars in thousands)
                                                                          One              Over
                                                      Within            through            five          Non-rate
                                                     one year         five years           years        sensitive           Total
                                                     --------         ----------           -----        ---------           -----
ASSETS
    Federal funds sold                             $     8,600       $        --      $        --    $         --       $     8,600
    Investment securities                               12,136            37,077           25,055              --            74,268
    Interest bearing deposits in banks                      --                --               --              --                --
    Loans and leases                                   131,303           157,725           17,347          (5,653)          300,722
    Cash and cash equivalents                               --                --               --          21,227            21,227
    Premises & equipment                                    --                --               --           6,652             6,652
    Other assets                                            --                --               --           6,546             6,546
                                                            --                --               --     -----------        ----------
       Total assets                                $   152,039       $   194,802      $    42,402    $     28,772       $   418,015
                                                    ==========        ==========       ==========     ===========        ==========

LIABILITIES AND CAPITAL
    Non-interest bearing deposit                   $        --       $        --      $        --    $     60,505       $    60,505
    Interest bearing deposits                          260,793            41,221              190              --           302,204
    FHLB Term Advance                                    3,950                --            2,483              --             6,433
    Borrowed funds                                       8,385                --               --              --             8,385
    Other liabilities                                       --                --               --           5,962             5,962
    Capital                                                 --                --               --          34,526            34,526
                                                            --        ----------       ----------     -----------        ----------
       Total liabilities & capital                 $   273,128       $    41,221      $     2,673    $    100,993       $   418,015
                                                    ==========        ==========       ==========     ===========        ==========
    Net interest rate
      sensitivity gap                              $  (121,089)      $   153,581      $    39,729    $    (72,221)      $        --
                                                    ==========        ==========       ==========     ===========        ==========
    Cumulative interest rate
      sensitivity gap                              $  (121,089)      $    32,492      $    72,221    $         --       $        --
                                                    ==========        ==========       ==========     ===========        ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                   (29.0%)             7.8%            17.3%
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

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                          Three Months                        Six Months
                                                                             Ended                              Ended
                                                                            June 30,                           June 30,
                                                                    ------------------------           ----------------------
(Dollars in thousands)                                                1997           1996                 1997          1996
                                                                      ----           ----                 ----          ----

Balance at beginning of period                                      $  5,387        $  4,667           $  5,218       $ 4,506
                                                                     -------         -------            -------        ------
Provision charged to operating expense                                   446             276                656           552
                                                                     -------         -------            -------        ------
    Recoveries of loans previously charged-off                            42               5                69            38
    Loans charged-off                                                   (222)           (117)             (290)         (265)
                                                                     -------         -------            -------        ------
Net loans charged-off                                                   (180)           (112)             (221)         (227)
                                                                     -------         -------            -------        ------
Balance at end of period                                            $  5,653        $  4,831           $ 5,653       $ 4,831
                                                                     =======         =======            =======        ======
Period-end loans outstanding                                         306,375        $248,372           $306,375      $248,372

Average loans outstanding                                            299,554        $248,054           $288,212      $246,396

Ratio of net charge-offs to average loans
  outstanding                                                          0.06%           0.05%              0.08%         0.05%

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Bank's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause management to have doubts as to the borrower's ability to comply with loan repayment terms. The reduction in the current levels of non-performing assets from year end 1996 levels can primarily be attributed to two items: A loan for $1.2 million was assumed by another borrower and brought current; and a $600 thousand asset, classified as OREO, was sold. At June 30, 1997 there were no concentration of loans exceeding 10% of total loans which are not otherwise disclosed.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

                                                                        June 30,                    December 31,
                                                               ------------------------             ------------
(Dollars in thousands)                                            1997            1996                  1996
                                                                  ----            ----                  ----

Past due over 90 days and still accruing                       $   740          $   621               $ 2,772
Non-accrual loans                                                1,089              681                   713
                                                                ------           ------                ------
Total non-performing loans                                       1,829            1,302                 3,485
Other real estate owned                                            851            1,447                 1,274
                                                                ------           ------                ------
Total non-performing assets                                    $ 2,680          $ 2,749               $ 4,759
                                                                ======           ======                ======
Non-performing loans as a percentage
     of total loans                                              0.60%            0.52%                 1.32%
Allowance for possible loan losses as a
   percentage of non-performing loans                          309.08%          371.04%                149.7%
Allowance for possible loan losses as a
  percentage of non-performing assets                           210.9%           175.7%                109.6%
Allowance for possible loan losses as a
  percentage of period-end loans outstanding                     1.85%            1.96%                 1.97%

         The allowance for possible loan losses as a percentage of non-performing loans ratio indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans at June 30, 1997. Other Real Estate Owned ("OREO") represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

                                 LOAN IMPAIRMENT

         In accordance with FAS 114, the Bank identifies certain loans as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. These loans are included in the non-accrual loans total in the above analysis.

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

(Dollars in thousands)                           June 30, 1997            June 30, 1996             December 31, 1996
                                                 -------------            -------------             -----------------
Principal amount of impaired loans                   $ 706                    $ 422                       $ 443
Less valuation allowance                               318                      406                         419
                                                      ----                     ----                        ----
                                                     $ 388                    $  16                       $  24
                                                      ====                     ====                        ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The activity in the valuation allowance for the three- and six-month periods ended June 30, 1997 and 1996 is as follows:

                                                                        June 30,1997                     June 30, 1996
                                                                     ------------------              -------------------
                                                                     Three        Six                 Three        Six
                                                                     Months      Months               Months      Months
                                                                     Ended       Ended                Ended       Ended
                                                                     ------      ------              -------      ------
Valuation allowance at beginning of period                          $  454      $  419               $  380      $  433
Provision for loan impairment                                           25          75                  100         100
Direct charge-offs                                                    (161)       (176)                 (75)       (159)
Recoveries                                                              --          --                    1          32
                                                                     -----       -----                -----       -----
Valuation allowance at end of period                                $  318      $  318               $  406      $ 406
                                                                     =====       =====                =====       =====

         Total cash collected on impaired loans during the three- and six-month periods ended June 30, 1997 was $6 thousand and $212 thousand, respectively, of which $6 thousand and $176 thousand was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during the three- and six-month periods ended June 30, 1997 was $15 thousand and $25 thousand. Interest income recognized during the three- and six-month periods ended June 30, 1997 was $0 and $36 thousand, respectively.

         Total cash collected on impaired loans during the three- and six- month periods ended June 30, 1996 was $3 thousand and $9 thousand, respectively, all of which was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during the three- and six- month periods ended June 30, 1996 was $12 thousand and $22 thousand, respectively. Interest income recognized during the three- and six-month periods ended June 30, 1996 was $0.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         Renovations to the former Commonwealth Bank building, which was purchased in 1995, are now complete. Improvements to the property cost approximately $580 thousand. The building was occupied during the fourth quarter of 1996 and houses our new Mortgage Center. Renovations and expansion of the Miller building which house the Financial Management Services Department were completed during the second quarter of 1996 at a cost of approximately $408 thousand.

         The Branch teller automation project is still in process. Depreciation on the project started in 1996 at approximately $6 thousand per month. The customer check imaging project has been completed. Depreciation on the project started during the second quarter of 1996 at approximately $10 thousand per month.

         Management is in the process of reviewing the adequacy of its mainframe computer and software for possible replacement of some or all of its components. The cost associated with such a project could be significant. An estimate of costs has not yet been determined. A vendor will be selected during the fourth quarter of this year and conversion is expected to occur in 1998.

         Management is aware of and is taking the appropriate steps to address the year 2000 date change issue. Management will ensure that all systems and controls are in place to comply with applicable regulations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 1997, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                         June 30,                    December 31,
CAPITAL RATIOS                            ------------------------           -------------          "Well Capitalized"
--------------                             1997               1996               1996                  Requirements
                                           ----               ----               ----               ------------------
Leverage Ratio                             8.44%              8.26%              8.58%                    5.00%
Tier I Capital Ratio                      11.24%             11.95%             12.05%                    6.00%
Total Risk-Based Capital Ratio            12.49%             13.21%             13.31%                   10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was 8.14% and 4.30% for the six months ended June 30, 1997 and 1996, respectively.

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

                           PART II - OTHER INFORMATION

                                   (CONTINUED)

                            (3)(b) Bylaws of the Corporation,  as amended.  Copy
                                   --------------------------------------
                            of  the  Corporation's   Bylaws,   as  amended,   is
                            incorporated by reference to Exhibit 3 (b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988.

                            (27)     Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------
                  A Form 8-K was filed on February 24, 1997 with the sec via EDGAR pertaining to a press release on the stock split.

                  A Form 8-K was filed on June 24, 1997 with the SEC via EDGAR pertaining to a press release on a conciliation agreement with the Department of Labor.

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


DATE:  August 13, 1997


                                     J. Duncan Smith



                                     /s/ J. Duncan Smith
                                     -------------------
                                     Treasurer
                                     (Principal Accounting
                                      and Financial Officer)