Form 10-Q
period 1997-09-30
FIRST WEST CHESTER CORP
filed 1997-11-14
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1997, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of October 1, 1997 was 2,399,833.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                           PAGE

Part I.                    FINANCIAL INFORMATION


Consolidated Statements of Condition
September 30, 1997 and December 31, 1996                                     3


Consolidated Statements of Income
Three Months and Nine Months Ended
September 30, 1997 and 1996                                                  4


Consolidated Statements of Stockholders' Equity                              5


Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1997 and 1996                                6


Notes to Consolidated Financial Statements                                   7


Management's Discussion and Analysis of
Financial Condition and Results of Operations                             8-20



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

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)
                                                                                                Unaudited
                                                                                               September 30,         December 31,
                                                                                                   1997                  1996
                                                                                              ------------          -----------
ASSETS
    Cash and due from banks                                                                    $   21,845            $   21,956
    Federal funds sold                                                                              2,900                 3,800

           Total cash and cash equivalents                                                         24,745                25,756
                                                                                                ---------             ---------

    Interest bearing deposits with banks                                                               --                 1,000

    Investment securities held-to-maturity (market value of $12,759
        and $15,749 at September 30, 1997 and December 31, 1996, respectively)                     12,626                15,667

    Investment securities available-for-sale at market value                                       61,649                82,008

    Loans                                                                                         312,237               264,582
    Less allowance for possible loan losses                                                        (5,900)               (5,218)
                                                                                                ---------             ---------

           Net loans                                                                              306,337               259,364

    Premises and equipment, net                                                                     6,511                 6,752
    Other assets                                                                                    6,558                 7,137
                                                                                                ---------             ---------

           TOTAL ASSETS                                                                        $  418,426            $  397,684
                                                                                                =========             =========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   58,755            $   63,591
        Interest bearing                                                                          298,249               287,675
                                                                                                ---------             ---------

           Total deposits                                                                         357,004               351,266

    Securities sold under repurchase agreements                                                     8,718                 7,943
    Federal Home Loan Bank Advances                                                                 9,915                    --
    Other liabilities                                                                               7,292                 5,300
                                                                                                ---------             ---------

           Total liabilities                                                                      382,929               364,509
                                                                                                ---------             ---------

STOCKHOLDERS' EQUITY
    Common  stock,  par  value  $1-authorized,   5,000,000  shares;  outstanding
        2,399,833 at September 30, 1997 and 1,799,941
        at December 31, 1996.                                                                       2,400                 1,800
    Additional paid-in capital                                                                      2,715                 3,305
    Retained earnings                                                                              32,227                30,133
    Net unrealized loss on securities available-for-sale                                              (94)                 (242)
    Treasury stock, at cost:  107,700 shares and 84,000 shares at
       September 30, 1997 and December 31, 1996, respectively.                                     (1,751)               (1,821)
                                                                                                ---------             ---------

           Total stockholders' equity                                                              35,497                33,175
                                                                                                ---------             ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  418,426            $  397,684
                                                                                                =========             =========

    Book Value Per Share                                                                           $15.49                $14.50

                                                                                                   =====                 =====

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                              Three Months Ended                Nine  Months Ended
                                                                              September 30,                       September 30,
                                                                           1997             1996              1997          1996
                                                                           ----             ----              ----          ----
INTEREST INCOME
    Loans, including fees                                                 $6,897           $5,704           $19,729       $16,912
    Investment securities                                                  1,220            1,523             4,026         4,447
    Federal funds sold                                                       110              202               196           623
    Deposits in banks                                                         --               15                12            32

                Total interest income                                      8,227            7,444            23,963        22,014
                                                                           -----            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               3,260            2,940             9,401         8,855
    Securities sold under repurchase agreements                               82               89               214           248
    Other borrowings                                                         109               --               284            --
                                                                           -----            -----            ------        ------
                Total interest expense                                     3,451            3,029             9,899         9,103
                                                                           -----            -----            ------        ------

                Net interest income                                        4,776            4,415            14,064        12,911

    Provision for loan losses                                                290              249               946           801
                                                                           -----            -----            ------        ------

                Net interest income after provision
                   for possible loan losses                                4,486            4,166            13,118        12,110
                                                                           -----            -----            ------        ------

NON-INTEREST INCOME
    Financial Management Services                                            500              453             1,500         1,358
    Service charges on deposit accounts                                      242              207               722           627
    Other                                                                    176              229               502           663
                                                                           -----            -----            ------        ------

                Total non-interest income                                    918              889             2,724         2,648
                                                                           -----            -----            ------        ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,119            1,942             6,173         5,793
    Net occupancy and  equipment                                             748              714             2,221         1,936
    FDIC deposit insurance                                                    11                1                32             2
    Bank shares tax                                                           85               77               255           231
    Other                                                                    707              766             2,280         2,139
                                                                           -----            -----            ------        ------

                Total non-interest expense                                 3,670            3,500            10,961        10,101
                                                                           -----            -----            ------        ------

                Income before income taxes                                 1,734            1,555             4,881         4,657

INCOME TAXES                                                                 520              498             1,438         1,504

                NET INCOME                                                $1,214           $1,057           $ 3,443       $ 3,153
                                                                           =====            =====            ======        ======

PER SHARE DATA
    Net income                                                             $0.53            $0.46             $1.49         $1.38
                                                                            ====             ====              ====          ====
    Dividends declared                                                     $0.21            $0.19             $0.59         $0.53
                                                                            ====             ====              ====          ====

Weighted average shares outstanding                                    2,309,408        2,291,936         2,305,976     2,289,092
                                                                       =========        =========         =========     =========

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)                                                                                  1997            1996
                                                                                                     ---------        ------
Balance at January 1,                                                                                  $33,175          $30,692

    Net  income to date                                                                                  3,443            3,153
    Cash dividends declared                                                                             (1,348)          (1,216)
    Net unrealized gain (loss) on securities available-for-sale                                            148             (449)
    Treasury stock transactions                                                                             70               35
    Paid in capital from treasury stock transactions                                                         9               --
                                                                                                    ----------       ----------

Balance at September 30,                                                                               $35,497          $32,215
                                                                                                        ======           ======


































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Nine Months Ended
                                                                                                        September 30,
(Dollars in thousands)                                                                             1997               1996
                                                                                                 --------           --------
OPERATING ACTIVITIES
    Net Income                                                                                $    3,443           $    3,153
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 750                  560
        Provision for loan losses                                                                    946                  801
        Amortization of investment security premiums
           and accretion of discounts                                                                 10                  132
        Amortization of deferred fees on loans                                                        14                   18
        Investment securities (gains) losses, net                                                     15                    3
        Decrease in other assets                                                                     501                   30
        Increase (decrease) in other liabilities                                                   1,992                1,070
                                                                                               ---------            ---------

           Net cash provided by operating activities                                               7,671                5,767
                                                                                               ---------            ---------

INVESTING ACTIVITIES
        (Increase) decrease in interest bearing deposits in banks                                  1,000               (1,000)
        Increase in loans                                                                        (47,934)              (8,905)
        Proceeds from sales of investment securities available-for-sale                           27,564                  100
        Proceeds from sales of investment securities held-to-maturity                                 --                   --
        Proceeds from maturities of investment securities available-for-sale                       9,585               12,825
        Proceeds from maturities of investment securities held-to-maturity                         3,075                9,216
        Purchases of investment securities available-for-sale                                    (16,624)             (27,176)
        Purchases of investment securities held-to-maturity                                           --               (1,999)
        Purchase of premises and equipment, net                                                     (508)              (1,538)
                                                                                              ----------            ---------

           Net cash used in investing activities                                                 (23,842)             (18,477)
                                                                                                --------             --------

FINANCING ACTIVITIES
        Increase in Federal Home Loan Bank advances                                                9,915                   --
        Increase (decrease) in deposits                                                            5,738               (5,894)
        Increase in securities sold under repurchase agreements                                      775                  536
       Cash dividends paid                                                                        (1,348)              (1,233)
       Treasury stock transactions                                                                    80                   35
                                                                                             -----------          -----------

           Net cash provided by (used in) financing activities                                    15,160               (6,556)
                                                                                                --------            ---------

              NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                                  (1,011)             (19,266)

Cash and cash equivalents at beginning of period                                                  25,756               44,644
                                                                                                --------             --------

Cash and cash equivalents at end of period                                                      $ 24,745             $ 25,378
                                                                                                 =======              =======






The accompanying notes are an integral part of these statements

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiaries= (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1996.

2. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

5. In June, 1997, the Financial Accounting Standards Board (FASB) has issued SFAS 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Management has chosen not to adopt this standard early. Adoption is not expected to have a material impact on the disclosure of the Corporation's income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS
                              ---------------------

                         EARNINGS SUMMARY AND HIGHLIGHTS

         Net income for the three month period ended September 30, 1997 was $1.2 million, an increase of $157 thousand or 14.9% from $1.1 million in the three month period ended September 30, 1996. Net income for the nine-month period ended September 30, 1997 was $3.4 million, an increase of 9.2% from $3.2 million in the nine-month period ended September 30, 1996. Increases in net income are primarily the result of increases in net interest income and a reduction in the effective tax rate, partially offset by higher loan loss provisions and increases in operating expenses. The lower effective tax rate results from expected tax credits relating to a community development project. For further information see section titled "Income Taxes". Earnings per share for the three- and nine-month periods ended September 30, 1997 were $0.53 and $1.49 per share, respectively.

         Cash dividends declared during the third quarter of 1997 increased to $0.21 per share, a 10.5% increase compared to the third quarter of 1996. On a year-to-date basis, cash dividends increased to $0.59 per share, an 11.3% increase compared to the same period of 1996. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

The "Consolidated Average Balance Sheet" on page 9 and 10 may assist the reader in the following discussion.

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                       -------------------              -------------------
                                                                       1997           1996               1997          1996
                                                                       ----           ----               ----          ----

           PERFORMANCE RATIOS
           Return on Average Assets                                    1.16%          1.09%              1.12%         1.09%
           Return on Average Equity                                   13.87%         13.30%             13.45%        13.43%
           Earnings Retained                                          60.38%         59.51%             60.85%        61.43%
           Dividend Payout Ratio                                      39.62%         40.49%             39.15%        38.57%

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 1997, on a tax equivalent basis, was $4.9 million and $14.3 million, an increase of 8.3% and 9.0% compared to the same periods in 1996, respectively. Net yields on interest earning assets, on a tax equivalent basis, were 4.95% and 4.98% for the three- and nine-month periods ended September 30, 1997 compared to 4.96% and 4.86% for the same periods in 1996, respectively. Average interest earning assets increased approximately $30.3 million to $391.9 million during the third quarter of 1997 compared to $361.6 million in the same period last year. The increase in average earnings assets is a direct result of strong loan growth in our third party automobile loan and lease programs. These programs have shifted assets from lower yielding investments into higher yielding loans, resulting in increases in the earning asset yields. Although the net yield on earning assets increased during the nine month period ended September 30, 1997 compared to 1996, the Corporation anticipates continued pressure on the net interest margin as competition for new commercial and retail loan business remains very strong and incremental deposit growth becomes more expensive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,


(Dollars in thousands)                                             1997                                       1996
                                                    ---------------------------------         ---------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----
ASSETS
Federal funds sold                                   $   7,862     $    110      5.60%        $  15,065     $    202     5.36%
Interest bearing deposits in banks                          --           --        --             1,000           15     6.00%
Investment securities
    Taxable                                             73,371        1,193      6.50%           93,852        1,492     6.36%
    Tax-exempt (1)                                       2,011           39      7.69%            2,480           44     7.15%
                                                      --------      -------                    --------      -------
        Total investment securities                     75,382        1,232      6.54%           96,332        1,536     6.38%
                                                      --------      -------                    --------      -------
Loans (2)
    Taxable                                            299,708        6,753      9.01%          242,670        5,585     9.21%
    Tax-exempt (1)                                       8,985          208      9.27%            6,565          173    10.56%
                                                      --------      -------                    --------      -------
        Total loans                                    308,693        6,961      9.02%          249,235        5,758     9.24%
                                                      --------      -------                    --------      -------
Total interest earning assets                          391,937        8,303      8.47%          361,632        7,511     8.31%
Non-interest earning assets
    Allowance for possible loan losses                  (5,732)                                  (4,917)
    Cash and due from banks                             19,853                                   18,486
    Other assets                                        12,842                                   13,387
                                                      --------                                 --------
        Total assets                                 $ 418,900                                $ 388,588
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                $ 173,691     $  1,362      3.14%        $ 171,950     $  1,325     3.08%
Certificates of deposits and other time                129,206        1,898      5.88%          113,040        1,615     5.71%
                                                      --------      -------                    --------      -------
   Total interest bearing deposits                     302,897        3,260      4.31%          284,990        2,940     4.13%
Securities sold under repurchase agreements              9,957           82      3.29%           10,706           89     3.33%
Other Borrowings                                         6,953          109      6.27%               --           --        --
                                                      --------      -------                    --------      -------
   Total interest bearing liabilities                  319,807        3,451      4.32%          295,696        3,029     4.10%
                                                                    -------                                  -------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                57,538                                   55,433
    Other liabilities                                    6,543                                    6,164
                                                      --------                                 --------
        Total liabilities                              383,888                                  357,293
Stockholders' equity                                    35,012                                   31,295
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 418,900                                $ 388,588
                                                      ========                                 ========
Net interest income                                                 $ 4,852                                  $ 4,482
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.95%                                   4.96%
                                                                                 ====                                    ====





(1) The  indicated  income and annual rate are  presented  on a taxable  equivalent  basis using the  Federal  marginal  rate of 34%
    adjusted for the TEFRA penalty for 1997 and 1996.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,


(Dollars in thousands)                                              1997                                    1996
----------------------                                -------------------------------        --------------------------------
                                                        Daily                                    Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----
ASSETS
Federal funds sold                                   $   4,271    $     196      6.12%        $  15,429    $     623     5.38%
Interest bearing deposits in banks                         264           12      6.06%              730           32     5.84%
Investment securities
    Taxable                                             80,652        3,937      6.51%           93,481        4,352     6.21%
    Tax-exempt (1)                                       2,294          127      7.40%            2,529          136     7.16%
                                                       -------      -------                     -------      -------
        Total investment securities                     82,946        4,064      6.53%           96,010        4,488     6.23%
Loans (2)
    Taxable                                            286,511       19,307      8.98%          240,696       16,549     9.17%
    Tax-exempt (1)                                       8,603          613      9.50%            6,653          529    10.60%
                                                       -------      -------                     -------      -------
        Total loans                                    295,114       19,920      9.00%          247,349       17,078     9.21%
                                                       -------      -------                     -------      -------
Total Interest Earning Assets                          382,595       24,192      8.43%          359,518       22,221     8.24%
Non-interest earning assets
    Allowance for possible loan losses                  (5,483)                                  (4,757)
    Cash and due from banks                             18,647                                   17,115
    Other assets                                        13,711                                   12,912
                                                       -------                                  -------
        Total assets                                  $409,508                                 $384,788
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $173,286     $  4,048      3.11%         $167,905     $  3,894     3.09%
Certificates of deposits and other time                124,296        5,353      5.74%          115,924        4,961     5.71%
                                                       -------      -------                     -------      -------
   Total interest bearing deposits                     297,582        9,401      4.21%          283,829        8,855     4.16%
Securities sold under repurchase agreements              8,734          214      3.27%           10,092          248     3.28%
Other borrowings                                         6,202          284      6.11%               --           --        --
                                                       -------      -------                     -------      -------
   Total interest bearing liabilities                  312,518        9,899      4.22%          293,921        9,103     4.13%
                                                                    -------                                  -------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                56,741                                   54,270
    Other liabilities                                    6,117                                    5,302
                                                      --------                                 --------
        Total liabilities                              375,376                                  353,493
Stockholders' equity                                    34,132                                   31,295
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 409,508                                $ 384,788
                                                      ========                                 ========
Net interest income                                                 $14,293                                  $13,118
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.98%                                   4.86%
                                                                                 ====                                    ====







(1) The  indicated  income and annual rate are  presented  on a taxable  equivalent  basis using the  Federal  marginal  rate of 34%
    adjusted for the TEFRA penalty for 1997 and 1996.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)


                                                                 Three-Months                        Nine-Months
         Yield On:                                           Ended September 30,                 Ended September 30,
         ---------                                           -------------------                 -------------------
                                                              1997          1996                  1997         1996
                                                              ----          ----                  ----         ----

Interest Earning Assets                                       8.47%         8.31%                 8.43%        8.24%
Interest Bearing Liabilities                                  4.32%         4.10%                 4.22%        4.13%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           4.15%         4.21%                 4.21%        4.11%
Contribution of Interest Free Funds                           0.80%         0.75%                 0.77%        0.75%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.95%         4.96%                 4.98%        4.86%
                                                              ====          ====                  ====         ====

                        INTEREST INCOME ON FEDERAL FUNDS

         Interest income on federal funds sold for the three- and nine-month periods ended September 30, 1997 decreased 45.3% and 68.5% to $110 thousand and $196 thousand, respectively, when compared to the same periods in 1996. The decrease in federal funds sold interest income for the three- and nine-month periods ended September 30, 1997 is primarily the result of a $7.2 million and $11.2 million decrease in average balances, partially offset by a 24 and 74 basis point (a basis point equals one hundredth of one percent) increase in rates compared to the same periods in 1996, respectively.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 19.9% and 9.4% for the three- and nine-month periods ended September 30, 1997 to $1.2 million and $4.1 million, respectively, when compared to the same periods in 1996. The decrease for the three- and nine-month period is primarily due to a decrease in average balances of $21.0 million and $13.1 million partially offset by 16 and 30 basis point increases in the yield earned on securities when compared to the same periods last year, respectively. Proceeds from net investment securities sales and maturities have been used to fund continued loan growth over the nine month period.

                            INTEREST INCOME ON LOANS

         On a tax equivalent basis, interest income on loans generated by the Corporation's loan portfolio increased 20.9% and 16.6% to $7.0 million and $19.9 million for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996, respectively. The increase in interest income on loans for the three- and nine-month period ended September 30,1997 is attributable to a $59.5 million and $47.8 million increase in average loans outstanding, a majority of which are third party automobile loans and leases, partially offset by a 22 and 21 basis point decrease in rates earned compared to the same time periods in 1996, respectively. The decrease in the loan portfolio yield is a direct result of increased competition for new and existing loan relationships and volume increases in lower yielding automobile related loans and leases. There has been a noticeable increase in pricing and fee competition on large (over $500,000) loans (new and renewals) during the past 24 months. It is anticipated that this pricing pressure will continue to reduce overall loan yields and net interest margins.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 10.9% and 6.2% for the three- and nine-month periods ended September 30, 1997 to $3.3 million and $9.4 million, compared to the same periods in 1996. The increase for the three month period ended September 30, 1997 is the result of increases in average interest-bearing deposits of $17.9 million, and an 18 basis point increase in the rates paid on interest-bearing deposits. The increase for the nine month period ended September 30, 1997 is the result of a 5 basis point increase in rates paid on interest-bearing deposits and increases in average interest-bearing deposits of $13.8 million.

         The Corporation's effective rate on interest-bearing deposits increased from 4.13% in the third quarter of 1996 to 4.31% in the third quarter of 1997. Competition for deposits from non-banking institutions such as credit unions and mutual fund companies continues to grow. The slow growth rates for interest bearing and non-interest bearing deposits are expected to continue for future time periods. The Bank is going forward with its plans to expand its deposit base by adding additional Branch sites, one of which is scheduled to open during 1998.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 7.9% and 13.7% to $82 thousand and $214 thousand for the three- and nine-month periods ended September 30, 1997 compared to the same time periods in 1996. The decreases are primarily attributable to $749 thousand and $1.4 million decreases in average securities sold under repurchase agreements outstanding compared to the three- and nine-month periods ended September 30, 1996, respectively.

                      INTEREST EXPENSE ON OTHER BORROWINGS

         Interest expense on other borrowings were $109 thousand and $284 thousand for the three- and nine-month periods ended September 30, 1997, respectively. There were no other borrowings outstanding during the nine month period ended September 30, 1996. The need for borrowings continues as a result of loan demand out pacing deposit growth. Other borrowings consists of overnight Fed Funds purchased, FHLB (Federal Home Loan Bank) Flexline, FHLB Term Advances, FHLB Open Repo and Repo Plus Advances.

                       PROVISION FOR POSSIBLE LOAN LOSSES

         During the three- and nine-month periods ended September 30, 1997, the Corporation recorded a $290 thousand and a $946 thousand provision for possible loan losses, increases of 16.5% and 18.1% over the same periods in 1996. The increased provisions in 1997 are a direct result of increased loan activity. The allowance for possible loan losses as a percentage of total loans was 1.89% as of September 30, 1997 compared to 1.97% as of December 31, 1996. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 3.3% and 2.9% to $918 thousand and $2,724 thousand for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. The primary component of non-interest

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

income is Financial Management Services revenue, which increased 10.4% and 10.5% to $500 thousand and $1.5 million for the three- and nine-month periods ended September 30, 1997 compared to the same periods in 1996. The market value of Financial Management Services' assets increased $62.0 million to $324.0 million at September 30, 1997 from $262.0 million at September 30, 1996. The increase in Financial Management Services= assets and revenues is primarily the result of market appreciation and new account relationships acquired through stronger marketing efforts.

         Service charges on deposit accounts increased 16.8% and 15.1% to $242 thousand and $722 thousand for the three- and nine-month period ended September 30, 1997 compared to the same periods in 1996. The increases relate to more effective enforcement of service charge policies and an increase in fee based products and services offered and sold.

         Other non-interest income decreased 23.0% and 24.3% to $176 thousand and $502 thousand for the three- and nine-month periods ended September 30, 1997 compared to the same periods in 1996. Third quarter and year-to-date 1996 other non-interest income figures include a $135 thousand net gain from the sale of property owned by the Corporation's subsidiary, 323 East Gay Street Corp.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and nine-month periods ended September 30, 1997 was $3.7 million and $11.0 million, representing increases of 4.9% and 8.5% compared to the same periods in 1996. The various components of non-interest expense changes are discussed below.

         Salaries and employee benefits increased 9.1% and 6.6% for the three- and nine-month periods ended September 30, 1997 to $2.1 million and $6.2 million compared to the same periods in 1996. Increases are primarily the result of annual employee raises and increases in employee benefits. The hiring of additional staff also contributed to the increases.

          Net occupancy, equipment, and data processing expense was $748 thousand and $2.2 million for the three- and nine-month periods ended September 30, 1997, representing increases of 4.8% and 14.7% over the same periods last year. The increase in the first nine months of 1997 is primarily a result of increased costs associated with the opening of our new mortgage center, renovations of the Financial Management Services building and the depreciation associated with new technology systems.

         The FDIC's Bank Insurance Fund ("BIF") insurance assessment was $0 for the three- and nine-month periods ended September 30, 1997, compared to $1 thousand for each of the same periods last year. Effective January 1, 1997, in accordance with the Deposit Insurance Act of 1996 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment is 1.296 basis points per $100 in deposits for 1997. For the three- and nine-month periods ended September 30, 1997, the Bank's assessments for the BIF FICO were $11 thousand and $32 thousand, respectively.

         Bank shares tax was $85 thousand and $255 thousand for the three- and nine-month period ended September 30, 1997, increases of 10.5% over the same periods last year. The Pennsylvania Bank Shares Tax is calculated on quarter-end Bank stockholders' equity and paid annually.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Other non-interest expense decreased 7.7% to $707 thousand for the three month period ended September 30, 1997 and increased 6.6% to 2.3 million for the nine month period ended September 30, 1997. The increase in the year-to-date expense is primarily the result of a $100 thousand expense to comply with a conciliation agreement with the United States Department of Labor's Office of Federal Contract Compliance Program. Additionally, the increase is attributed to additional operating expenses associated with increased premises and staff.

         The Bank intends to open one branch during the Spring of 1998 and has preliminary plans for a second early in 1999. The costs associated with the opening of new branch sites will have a direct impact on all components of non-interest expense. It is anticipated that this increase in costs will be offset over time by an increase in net interest and fee income generated by new business development.

                                  INCOME TAXES

         Income tax expense for the three- and nine-month periods ended September 30, 1997 was $520 thousand and $1.4 million, respectively, compared to $498 thousand and $1.5 million in the same periods last year. This represents effective tax rates of 29.9% and 29.5% for the three- and nine-month periods ended September 30, 1997, compared with 32.0% and 32.3% for the same periods in 1996, respectively. In 1997, effective tax rates were reduced to account for an expected 1997 historic rehabilitation tax credit of approximately $200 thousand. The tax credit is the result of an investment the Bank made in a local community development project. This tax credit was not used in the first quarter=s tax calculation due to uncertainties relating to the completion date of the project. Although not guaranteed, the Company anticipates the credits will be realized in 1997 and should be part of the effective tax rate calculation. In the event that the credits are deferred until 1998, the 1997 fourth quarter tax rate will be adjusted upward to approximately 37.0% to yield an effective rate of 31.5% for the year ended December 31, 1997. Additionally there has been an increase in tax-exempt instruments as a percentage of total assets. Average tax-exempt assets as a percentage of total average assets were 2.79% and 2.39% at September 30, 1997 and 1996, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

         The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to effectively monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is its available-for-sale portfolio of liquid investment grade securities. Funding sources also include NOW, money-market, savings, and smaller denomination certificates of deposit accounts. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                DEPOSIT ANALYSIS


(Dollars in thousands)                           September 30, 1997            December 31, 1996              Average Balance
                                             -------------------------     ------------------------      ------------------------
                                               Average        Effective     Average       Effective        Dollar      Percentage
                                               Balance          Yield       Balance         Yield         Variance      Variance
                                               -------        ---------    --------       ---------       --------     ----------
NOW Accounts                                 $ 52,461           2.19%      $ 47,984         2.20%        $ 4,477          9.33%
Money Market                                   28,590           3.14         28,974         3.09            (384)        (1.33)
Statement Savings                              48,924           3.30         48,834         3.24              90          0.18
Other Savings                                   3,220           2.77          4,222         2.75          (1,002)       (23.73)
CD's Less than $100,000                       107,713           5.79        102,566         5.76           5,147          5.02
                                              -------                       -------                       ------
Total Core Deposits                           240,908           4.15        232,580         4.11           8,328          3.58
Demand Deposits                                56,741             --         55,018           --           1,723          3.13
                                              -------                       -------                        -----
Total Core and Demand Deposits                297,649             --        287,598           --          10,051          3.49
Tiered Savings                                 40,091           4.12         38,514         4.11           1,577          4.09
CD's Greater than $100,000                     16,582           5.43         12,677         5.36           3,905         30.80
                                              -------                       -------                       ------
Total Deposits                               $354,322             --       $338,789           --         $15,533          4.58%
                                              =======                       =======                       ======


         The Bank, as a member of the Federal Home Loan Bank ("FHLB"), maintains a $10 million line of credit secured by the Bank=s mortgage related assets. As of September 30, 1997, the amount outstanding on this line of credit was $0. In addition to the line of credit, the Bank has additional borrowing capacity at the FHLB of approximately $95 million. FHLB advances as of September 30, 1997 consisted of $7.4 million in term advances, which represent a combination of maturities ranging from 6 months to 10 years and a $2.5 million short term advance with a maturity of 5 days.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $118 million or 28.2% of total assets at September 30, 1997, compared with negative $90 million and negative 23.3% at September 30, 1996, respectively. The Corporation=s gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 1997


(Dollars in thousands)
                                                                        One              Over
                                                      Within          through            five            Non-rate
                                                    one year         five years          years          sensitive           Total
                                                    --------         ----------          -----          ---------           -----
ASSETS
    Federal funds sold                           $       2,900    $           --    $          --    $           --    $       2,900
    Investment securities                               15,438            32,617           26,220                --           74,275
    Loans and leases                                   127,728           168,102           16,407            (5,900)         306,337
    Cash and due from banks                                 --                --               --            21,845           21,845
    Premises & equipment                                    --                --               --             6,511            6,511
    Other assets                                            --                --               --             6,558            6,558
                                                   -----------      ------------      -----------      ------------      -----------
       Total assets                              $     146,066    $      200,719    $      42,627    $       29,014    $     418,426
                                                  ============     =============     ============     =============     ============

LIABILITIES AND CAPITAL
    Non-interest bearing deposit                 $          --    $           --    $          --    $       58,755    $      58,755
    Interest bearing deposits                          248,769            48,865              615                --          298,249
    FHLB Term Advance                                    6,642               784            2,489                --            9,915
    Borrowed funds                                       8,718                --               --                --            8,718
    Other liabilities                                       --                --               --             7,292            7,292
    Capital                                                 --                --               --            35,497           35,497
                                                   -----------      ------------      -----------      ------------      -----------
       Total liabilities & capital               $     264,129    $       49,649    $       3,104    $      101,544    $     418,426
                                                  ============     =============     ============     =============     ============
    Net interest rate
      sensitivity gap                            $    (118,063)   $      151,070    $      39,523    $      (72,530)   $          --
                                                  ============     =============     ============     =============     ============
    Cumulative interest rate
      sensitivity gap                            $    (118,063)   $       33,007    $      72,530    $            --   $          --
                                                  ============     =============     ============     ==============    ============
    Cumulative interest rate
      sensitivity gap divided
      by total assets                            $      (28.2)%   $         7.9%    $       17.3%
                                                  =============    ============      ===========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio (growth in third party loans and leases), overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING


                                                                         Three Months                         Nine Months
                                                                             Ended                               Ended
                                                                         September 30,                        September 30,
                                                                    -----------------------             -----------------------
(Dollars in thousands)                                                1997           1996                1997             1996
                                                                      ----           ----                ----             ----
Balance at beginning of period                                      $  5,653        $  4,831           $  5,218        $  4,506
                                                                     -------         -------            -------         -------
Provision charged to operating expense                                   290             249                946             801
                                                                     -------         -------            -------         -------
    Recoveries of loans previously charged-off                            12               3                 80              41
    Loans charged-off                                                    (55)            (58)              (344)           (323)
                                                                     -------         -------            -------         -------
Net loans charged-off                                                    (43)            (55)              (264)           (282)
                                                                     -------         -------            -------         -------
Balance at end of period                                            $  5,900        $  5,025           $  5,900        $  5,025
                                                                     =======         =======            =======         =======

Period-end loans outstanding                                        $312,237        $251,192           $312,237        $251,192

Average loans outstanding                                           $308,693        $249,235           $295,114        $247,349

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.89%           2.00%              1.89%           1.69%

Ratio of net charge-offs to average loans
    outstanding (annualized)                                           0.01%           0.09%              0.09%           0.15%

                         NON-PERFORMING LOANS AND ASSETS

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Bank's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause management to have doubts as to the borrower's ability to comply with loan repayment terms. The reduction in the current levels of non-performing assets from year end 1996 levels can primarily be attributed to two items: A loan for $1.2 million was assumed by another borrower and brought current; and a $600 thousand asset, classified as OREO, was sold. At September 30, 1997 there were no concentration of loans exceeding 10% of total loans which are not otherwise disclosed.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                                    September 30,             December 31,
                                              -----------------------         ------------
(Dollars in thousands)                          1997             1996             1996
                                                ----             ----             ----
Past due over 90 days and still accruing      $   619          $   705           $2,772
Non-accrual loans                               1,258              688              713
                                               ------           ------            -----
Total non-performing loans                      1,877            1,393            3,485
Other real estate owned                           851            1,368            1,274
                                               ------           ------            -----
Total non-performing assets                    $2,728          $ 2,761           $4,759
                                                =====           ======            =====
Non-performing loans as a percentage
     of total loans                             0.60%            0.55%            1.32%
Allowance for possible loan losses as a
   percentage of non-performing loans         314.33%          360.73%           149.7%
Non-performing assets as a percentage of
   total loans and other real estate owned      0.87%            1.09%            1.79%
Allowance for possible loan losses as a
  percentage of non-performing assets         216.28%          182.00%           109.6%


         The allowance for possible loan losses as a percentage of non-performing loans ratio indicates that the allowance for possible loan losses is sufficient to cover the principal of all existing non-performing loans. Other Real Estate Owned ("OREO") represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

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

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:


(Dollars in thousands)                           September 30, 1997             September 30, 1996           December 31,1996
                                                 ------------------             ------------------           ----------------

Principal amount of impaired loans                   $ 1,093                        $   422                          $ 443
Less valuation allowance                                (331)                          (406)                           419
                                                       -----                         ------                          ----
                                                     $   762                        $    16                         $   24
                                                      ======                         ======                          =====

The activity in the valuation allowance for the three- and nine-month periods ended September 30, 1997 and 1996 is as follows:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                                                       September 30,1997                 September 30, 1996
                                                                       -----------------                 ------------------
                                                                     Three           Nine               Three           Nine
                                                                     Months          Months             Months          Months
                                                                     Ended           Ended              Ended           Ended
                                                                     -----           -----              -----           -----
Valuation allowance at beginning of period                          $  318          $  419             $  303          $  380
Provision for loan impairment                                           50             125                 50             280
Direct charge-offs                                                     (37)           (213)               (20)           (369)
Recoveries                                                              --              --                 --              42
                                                                     -----           -----              -----           -----
Valuation allowance at end of period                                $  331          $  331             $  406          $  406
                                                                     =====           =====              =====           =====

         Total cash collected on impaired loans during the three- and nine-month periods ended September 30, 1997 was $64 thousand and $276 thousand, respectively, of which $63 thousand and $245 thousand was credited to the principal balance outstanding on such loans. During the three-month period ended September 30, 1997, $1 thousand was credited to interest. Interest that would have been accrued on impaired loans during the three- and nine-month periods ended September 30, 1997 was $13 thousand and $38 thousand. Interest income recognized during the three- and nine-month periods ended September 30, 1997 was $0 and $36 thousand, respectively.

         Total cash collected on impaired loans during the three- and nine-month periods ended September 30, 1996 was $32 thousand and $41 thousand, respectively, of which $31 thousand and $40 thousand was credited to the principal balance outstanding on such loans and $1 thousand and $1 thousand as interest income, respectively. Interest that would have been accrued on impaired loans during the three- and nine- month periods ended September 30, 1996 was $10 thousand and $32 thousand, respectively. Interest income recognized during the three- and nine-month periods ended September 30, 1996 was $0 and $1 thousand, respectively.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         During the third quarter, the Bank leased a shopping center pad in the Frazer area for the purpose of constructing a new branch. Construction on the new branch is expected to begin during the fourth quarter of this year with completion estimated for the Spring of 1998.

         Management has determined that additional office space is needed to house banking operations. Several solutions are being explored such as the purchase or lease of needed space.

         Management is in the process of reviewing the adequacy of its mainframe computer and software for possible replacement of some or all of its components. Cost estimates for the project range from $.5 million to $2.5 million. A vendor will be selected during the fourth quarter of this year and conversion is expected to occur in 1998.

         Management is aware of and is taking the appropriate steps to address the year 2000 date change issue. Management is in the process of formulating an action plan for the testing and implementation of system solutions to assure all regulatory requirements are met.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 1997, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


                                                September 30,              December 31,                 "Well Capitalized"
RISK-BASED                                ------------------------        ------------                 ------------------
CAPITAL RATIOS                             1997               1996              1996                       Requirements
--------------                             ----               ----              ----                    ---------------
Leverage Ratio                             8.48%              8.39%              8.58%                         5.00%
Tier I Capital Ratio                      11.30%             12.20%             12.05%                         6.00%
Total Risk-Based Capital Ratio            12.56%             13.46%             13.31%                        10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was 9.33% for the nine months ended September 30, 1997.

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


         (b)      Reports on Form 8-K
                  -------------------
                  None

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


                             DATE: November 14, 1997


                                 J. Duncan Smith


                               /s/ J. Duncan Smith
                               -------------------
                                    Treasurer
                              (Principal Accounting
                               and Financial Officer)