Form 10-K
period 1997-12-31
FIRST WEST CHESTER CORP
filed 1998-03-30
CIK 744126

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                     FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997, OR

[ ]     TRANSITION REPORT PURSUANT TO    SECTION 13 OR 15(d) OF  THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-12870

                         FIRST WEST CHESTER CORPORATION
             (Exact name of Registrant as specified in its charter)

   Pennsylvania 23-2288763
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              9 North High Street, West Chester, Pennsylvania 19380
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (610) 692-3000

               Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
    Title of Each Class                                   on Which Registered
         None                                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 1998, was approximately $77,590,000.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 1998, was 2,296,313.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference into Parts I and II hereof. The Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          PAGE


PART I:           Item 1 -   Business                                                                        1
                  Item 2 -   Properties                                                                     12
                  Item 3 -   Legal Proceedings                                                              12
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            12


PART II:          Item 5 -   Market for the Corporation's Common Equity and Related
                                 Stockholder Matters                                                        13
                  Item 6 -   Selected Financial Data                                                        13
                  Item 7 -   Management's Discussion and Analysis of Financial
                                 Condition and Results of Operation                                         13
                  Item 7A -  Quantitative and Qualitative Disclosures About Market Risk
                  Item 8 -   Financial Statements and Supplementary Data                                    13
                  Item 9 -   Changes In and Disagreements with Accountants on
                                 Accounting and Financial Disclosure                                        13


PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            14
                  Item 11 -  Executive Compensation                                                         14
                  Item 12 -  Security Ownership of Certain Beneficial Owners
                                 and Management                                                             14
                  Item 13 -  Certain Relationships and Related Transactions                                 14


PART IV:          Item 14 -  Exhibits, Financial Statement Schedules and Reports on
                                 Form 8-K                                                                   14



SIGNATURES                                                                                                  16


                                     PART I

Item 1.  Business.
-------  ---------

GENERAL

         First West Chester Corporation (the "Corporation") is a Pennsylvania business corporation and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of 323 East Gay Street Corp., a Pennsylvania corporation ("EGSC"), which was formed in 1996 for the purpose of holding the Bank's interest in and operating foreclosed real property until liquidation of such property.

BUSINESS OF THE BANK

         The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through six banking offices located in Chester County, Pennsylvania, including its main office. In addition, the Bank operates four limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 1997, the Bank had total assets of approximately $431 million, total loans of approximately $319 million, total deposits of approximately $374 million and employed 194 full-time equivalent persons.

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

         The Bank's Financial Management Services Department (formerly, the Trust Department) provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. At December 31, 1997, the Bank's Financial Management Services Department administered or provided investment management for 780 accounts, which possessed assets with an aggregate market value of approximately $348 million. For the year ended December 31, 1997, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $2.0 million and accounted for 5.6% of the total of interest income and other income of the Bank for such period.

COMPETITION

         The Bank's service area consists primarily of greater Chester County, including West Chester and Kennett Square, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from community banks, thrift institutions and other non-bank financial organizations. The Bank also competes with banking and financial branching systems, some from out of state, which are substantially larger and have greater financial resources than the Bank. There are branches of approximately 23 commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $30 million. The Bank had total assets of approximately $431 million as of December 31, 1997.

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

BUSINESS OF EGSC

         EGSC was formed in 1996 to hold the Bank's partnership interest in WCP Partnership. WCP Partnership was formed to facilitate the acquisition, necessary repairs, required environmental remediation and other actions necessary to sell real property located in West Chester, Pennsylvania (the "West Chester Property") at fair market value. EGSC purchased a 62% interest in the mortgage on the West Chester Property in 1996 from the Bank at book value and immediately contributed the interest in the mortgage to WCP Partnership as capital. Another financial institution contributed the remaining 38% interest in the mortgage to WCP Partnership. WCP Partnership foreclosed on the West Chester Property in 1996. During 1997, the property was liquidated. The proceeds from the liquidation were in excess of the transferred loan amount resulting in a gain which was included in noninterest income.

SUPERVISION AND REGULATION

General

          The Corporation is a bank holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC"). Certain aspects of the Bank's operation are also subject to state laws. The following is not intended to be an exhaustive description of the stautes and regulations applicable to the Corporation and the Bank.

Government Regulation

         The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. Annual and other periodic reports also are required to be filed with the Federal Reserve Board. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve Board considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions. For a description of certain applicable guidelines, see this Item "Capital," Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Adequacy," and Part II, Item 8, "Note I -- Capital Requirements" in the consolidated financial statements.

         The BHC Act also restricts the types of businesses and operations in which a bank holding company and its subsidiaries may engage. Generally, permissible activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Further, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         The operations of the Bank are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, and restrictions on the ability to acquire deposits under certain circumstances. Various consumer laws and regulations also affect the operations of the Bank. Approval of the OCC is required for branching by the Bank and for bank mergers in which the continuing bank is a national bank.

Dividend Restrictions

         The Corporation is a legal entity separate and distinct from the Bank. Virtually all of the revenue of the Corporation available for payment of dividends on its common stock, with a par value of $1.00 (the "Common Stock") will result from amounts paid to the Corporation from dividends received from the Bank. All such dividends are subject to limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies.

         The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 1998, the Bank, without affirmative governmental approvals, could declare aggregate dividends in 1998 of approximately $5.1 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 1998, through the date of declaration of such dividend less dividends previously paid in 1998, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as defined under federal law).

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

         A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 1997, 1996 and 1995, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized." See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial
Condition" and "--Capital Adequacy" and Part II, Item 8, "Note I -- Capital Requirements" in the consolidated financial statements.

Deposit Insurance Assessments

         The Bank is subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or
C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). As of January 1, 1998, well capitalized Subgroup A institutions will pay between 0.00% and 0.10% per annum.

         In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1997. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment will be 1.256 basis points for 1998. For the first quarter of 1998, the Bank's assessments for BIF and BIF FICO are $0.00 and $10,929, respectively.

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

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

         The Corporation adopted the Financial Accounting Standards Board Statement ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. See Note A-6 in Notes to Consolidated Financial Statements included in the Corporation's 1997 Annual Report to Shareholders, incorporated herein by reference.

Stock Based Compensation Plans

         The Corporation adopted SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 1996. See Note A-10 in Notes to Consolidated Financial Statements included in the Corporation's 1997 Annual Report to Shareholders, incorporated herein by reference.




Accounting for Transfer and Services of Financial Assets and Establishment of Liability

         The Corporation adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS No. 127, as of January 1, 1997. See Note A-14 in Notes to Consolidated Financial Statements included in the Corporation's 1997 Annual Report to Shareholders, incorporated herein by reference.

Earnings Per Share

         The Corporation adopted SFAS No. 128, "Earnings per Share" as of January 1, 1997. See Note A-12 in Notes to Consolidated Financial Statements included in the Corporation's 1997 Annual Report to Shareholders, incorporated herein by reference.

Reporting Comprehensive Income

         The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" effective as of January 1, 1998. See Note A-15 in Notes to Consolidated Financial Statements included in the Corporation's 1997 Annual Report to Shareholders, incorporated herein by reference.

Disclosures About Segments Of An Enterprise And Related Information

         The Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective as of January 1, 1998. See Note A-16 in Notes to Consolidated Financial Statements included in the Corporation's 1997 Annual Report to Shareholders, incorporated herein by reference.

STATISTICAL DISCLOSURES

         The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 1997 Annual Report to Shareholders, incorporated herein by reference.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                            RATE VOLUME ANALYSIS (1)


                                                   Increase  (decrease)  in  net  interest  income  due to:
                                        -----------------------------------------------------------------------
                                        Volume (2)    Rate (2)       Total          Volume (2)  Rate (2)  Total
                                        ------        ----           -----          ------      ----      -----
(Dollars in thousands)                        1997 Compared to 1996                    1996 Compared to 1995
----------------------                        ---------------------                    ---------------------


INTEREST INCOME
Federal funds sold                       $ (435)     $     9       $ (426)         $   153      $   (67) $    86
Interest Bearing Deposits in Banks          (35)         -            (35)             -             47       47
                                          -----       ------        -----           ------       ------   ------

Investment securities
   Taxable                                 (946)         187         (759)             777          130      907
   Tax-exempt(3)                            (29)           5          (24)             (73)           8      (65)
                                          -----       ------        -----           ------       ------   ------
       Total investment securities         (975)         192         (783)             704          138      842

Loans
   Taxable                                4,430         (738)       3,692              556         (423)     133
   Tax-exempt(3)                            210         (169)          41               10           90      100
                                          -----       ------        -----           ------       ------   ------
       Total loans(4)                     4,640         (907)       3,733              566         (333)     233
                                          -----       ------        -----           ------       ------   ------

Total interest income                     3,195         (706)       2,489            1,423         (215)   1,208
                                          -----       ------        -----           ------       ------   ------

INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 162           43          205              207         (407)    (200)
Certificates of deposits and other time     582           68          650              787          126      913
                                          -----       ------        -----           ------       ------   ------
   Total interest bearing deposits          744          111          855              994         (281)     713

Securities sold under repurchase
   agreements                               (37)          (2)         (39)             (85)           2      (83)
Other borrowings                             --          401          401              (59)          --      (59)
                                          -----       ------        -----           ------       ------   ------

Total Interest expense                      707          510        1,217              850         (279)     571
                                          -----       ------        -----           ------       ------   ------

Net Interest income                      $2,488      $(1,216)      $1,272          $   573      $    64  $   637
                                          =====       ======        =====           ======       ======   ======

NOTES:

(1) The related average balance sheets can be found on page 21 of the Corporation's 1997 Annual Report to Shareholders.
(2) The changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(3)      The indicated changes are presented on a tax equivalent basis.
(4) Non-accruing loans have been used in the daily average balances to determine changes in interest due to volume. Loan fees included in the interest income computation are not material.


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                     LOAN PORTFOLIO BY TYPE AT DECEMBER 31,


(Dollars in thousands)             1997             1996               1995             1994              1993
                            ----------------  ----------------  ---------------- ----------------   ---------------
                              Amount      %      Amount     %     Amount      %      Amount     %     Amount     %
                              ------      -      ------     -     ------      -      ------     -     ------     -

Commercial loans            $  93,914    30%  $  87,932    34%  $  86,686    36% $  87,689    37%  $  88,632    40%

Real estate - construction     17,256     5%     11,447     4%     9,372      4%     4,607     2%      6,327     3%

Real estate - other           117,953    37%    109,179    41%   100,814     41%   101,589    42%     87,389    40%

Consumer loans (1)             66,753    21%     39,803    15%    33,836     14%    32,984    14%     27,414    12%

Lease financing receivables    23,023     7%     16,221     6%    11,879      5%    12,257     5%     11,671     5%
                             --------          --------          -------          --------          --------

     Total gross loans      $ 318,899   100%  $ 264,582   100%  $242,587    100% $ 239,126   100%  $ 221,433   100%

Allowance for possible loan
     losses(2)              $ (5,900)         $ (5,218)         $(4,506)         $  (3,303)           (2,839)
                             -------           -------           ------           --------          --------

     Total loans(2)         $312,999          $259,364          $238,081         $ 235,823         $ 218,594
                             =======           =======           =======          ========          ========


NOTES:
------

(1) Consumer loans include open-end home equity lines of credit and credit card receivables.

(2) The Corporation does not breakdown the allowance for possible loan losses by area, industry or type of loan because the evaluation process used to determine the adequacy of the reserve is based on the portfolio as a whole. Management believes such an allocation would not be meaningful. See pages 24-25 of the Corporation's 1997 Annual Report to Shareholders for additional information.

(3) At December 31, 1997 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 1997 (1) (2)


                                                                  Maturing
                                                Maturing         After 1 Year         Maturing
                                                Within            And Within            After
(Dollars in thousands)                          1 Year (3)          5 Years            5 Years        Total
                                               --------          -----------           -------       --------

Commercial loans                               $71,683             $6,138             $16,093        $ 93,914

Real Estate - construction                      17,256                 --                  --          17,256
                                                ------              -----              ------         -------

       Total                                   $88,939             $6,138             $16,093        $111,170
                                                ======              =====              ======         =======


Loans maturing after 1 year with:

Fixed interest rates                                                $6,138             $16,093

Variable interest rates                                                 --                  --
                                                                     -----              ------

       Total                                                        $6,138             $16,093
                                                                     =====              ======


NOTES:

(1) Determination of maturities included in the loan maturity table are based upon contract terms. In situations where a "rollover" is appropriate, the Corporation's policy in this regard is to evaluate the credit for collectability consistent with the normal loan evaluation process. This policy is used primarily in evaluating ongoing customer's use of their lines of credit with the Bank that are at floating interest rates.

(2) This data excludes real estate-other loans, consumer loans and lease financing receivables.

(3) Demand loans and overdrafts are reported maturing "Within 1 Year". Construction real estate loans are reported maturing "Within 1 Year" because of their short term maturity or index to the Bank's prime rate. An immaterial amount of loans has no stated schedule of repayments.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 1997



                                                      Due over          Due over
                                     Due               1 year           5 years          Due
                                    Within             Through          Through         Over
(Dollars in thousands)              1 year             5 years         10 years       10 years          Total
                                    ------             -------         --------       --------          -----

Held-to-Maturity
     U.S. Treasury                   1,493                 --               --             --           1,493
     U.S. Government agency             --                 --               --             --              --
     Mortgage-backed securities (1)     --              1,428               91             --           1,519
     State and municipal (2)           750              1,149            2,030             25           3,955
     Corporate securities            1,000              3,115               --             --           4,115
     Asset-backed (1)                   --                 --            1,000             --           1,000
                                     -----             ------          -------         ------          ------
                                     3,243              5,692            3,121             25          12,082
                                     -----             ------          -------         ------          ------

Available-for-Sale
     U.S. Treasury                   2,500              4,013               --             --           6,512
     U.S. Government agency             --              2,999            4,356             --           7,356
     Mortgage-backed securities (1)     --             10,717            6,088         30,936          47,742
     State and municipal (2)            --                 --               --            254              --
     Corporate securities               --              1,000               --             --           1,000
     Asset-backed (1)                   --                 --               --             --              --
     Mutual Funds                       --                 --               --          1,091           1,091
     Other equity securities (3)        --                 --               --          1,866           1,866
                                     -----             ------           ------         ------          ------
                                     2,500             18,729           10,445         33,894          65,567
                                     -----             ------           ------         ------

Total Investment securities         $5,743            $24,421          $13,566        $33,919         $77,649
                                     =====             ======           ======         ======          ======

Percent of portfolio                  7.40%             31.45%           17.47%        43.68%          100.00%
                                      ====              =====            =====         =====           ======

Weighted average yield                5.95%              6.05%            6.92%         6.40%            6.35%
                                      ====               ====             ====          ====             ====

NOTES:
------

(1)      Mortgage-backed  and Asset-backed  securities are included in the above table based on their contractual maturity.
(2)      The  yield  on  tax-exempt  obligations  has  been  computed  on a  tax equivalent  basis using the Federal  marginal  rate of 34% adjusted for the 20% interest expense disallowance.
(3)      Other equity securities having no stated maturity have been included in "Due over 10 years".


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      INVESTMENT SECURITIES AT DECEMBER 31,

                                           1997                           1996                      1995
                                 ------------------------       ----------------------     ---------------------
(Dollars in thousands)              Book          Market           Book        Market        Book         Market
                                    Value         Value            Value        Value        Value        Value
                                    -----         -----            -----        -----        -----        -----

Held-to-Maturity
----------------
     U.S. Treasury                 $ 1,493      $ 1,494         $  1,483      $ 1,482       $ 1,473      $ 1,485
     U.S. Government agency             --           --               --           --         1,501        1,496
     Mortgage-backed securities      1,519        1,520            2,145        2,130         2,685        2,689
     State and municipal             3,955        4,081            5,742        5,834         4,759        4,862
     Corporate securities            4,115        4,129            5,121        5,123        11,806       11,867
     Asset-backed                    1,000        1,013            1,176        1,180           824          814
     Mutual funds                       --           --               --           --            --           --
     Other equity securities            --           --               --           --            --           --
                                    ------       ------           ------       ------        ------       ------
                                   $12,082      $12,237          $15,667      $15,749       $23,048      $23,213
                                    ======       ======           ======       ======        ======       ======


Available-for-Sale
------------------
     U.S. Treasury                 $ 6,528      $ 6,528          $ 9,529      $ 9,529       $13,091      $13,091
     U.S. Government agency          7,392        7,392           14,503       14,503        12,176       12,176
     Mortgage-backed securities     47,688       47,688           47,031       47,031        34,475       34,475
     State and municipal                --           --              278          278           281          281
     Corporate securities            1,000        1,000               --           --         1,079        1,079
     Asset-backed                       --           --            1,268        1,268            --           --
     Mutual Funds                    1,042        1,042            7,535        7,535         7,733        7,733
     Other equity securities         1,866        1,866            1,864        1,864         1,628        1,628
                                    ------       ------           ------       ------        ------       ------
                                   $65,516      $65,516          $82,008      $82,008       $70,463      $70,463
                                    ======       ======           ======       ======        ======       ======


         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 1997


                              Due Within       Over 3 Months          Over 6 Months        Due Over
(Dollars in thousands)         3 Months       Through 6 Months      Through 12 Months      12 Months       Total
                             -----------      ----------------      -----------------      ---------       -----

Certificates of Deposit
    $100,000 or more           $ 5,787             $ 4,252               $ 2,016            $ 7,002       $19,057


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,


(Dollars in thousands)                         1997           1996            1995           1994           1993
                                             --------       --------        --------       --------       --------

Interest income which would
  have been recorded (1)                     $   64         $   42          $  103           $432          $225

Interest income that was
  received from customer                         37              1             172             --            --
                                              -----          -----           -----            ---           ---

                                             $   27         $   41          $  (69)          $432          $225
                                              =====          =====           =====            ===           ===





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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

           None.

                                     PART II

Item 5. Market for the Corporation's Common Equity and Related Stockholder Matters.
         ------------------------------------------------------------------

           The Corporation's Common Stock is publicly traded over the counter. Trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 1997 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 1998, there were approximately 869 shareholders of record of the Corporation's Common Stock.

            The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 1997 and 1996, as set forth in the following table (which have been adjusted for the stock split which occurred on April 1, 1997):

                                                                  Dividends
                                                                  ---------

                                                               Amount Per Share
                                                              ----------------

                                                             1997          1996
                                                             ----          ----

First Quarter.............................................   0.19        $ 0.17
Second Quarter............................................   0.19          0.17
Third Quarter.............................................   0.21          0.19
Fourth Quarter............................................   0.26          0.22
                                                            -----         -----
  Total................................................... $ 0.85        $ 0.75
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

Item 6.  Selected Financial Data.
-------  ------------------------

            Selected financial data concerning the Corporation and the Bank is incorporated herein by reference from the Corporation's 1997 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------- ------------------------------------------------------------------------

            Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the Corporation's 1997 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

             Quantitative and Qualitative Disclosures About Market Risk are incorporated herein by reference from the Corporation's 1997 Annual Report to Shareholders, attached as an exhibit hereto.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

            Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated herein by reference from the Corporation's 1997 Annual Report to Shareholders, attached as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------

            None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Corporation.
-------- ----------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 25, 1998, for its 1998 Annual Meeting of Shareholders.

Item 11. Executive Compensation.
-------- -----------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 25, 1998, for its 1998 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 25, 1998, for its 1998 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 25, 1998, for its 1998 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

1.  Index to Consolidated Financial Statements
    ------------------------------------------
                                                               Page of Annual
                                                          Report to Shareholders
                                                          ----------------------

Consolidated Balance Sheets                                       Page 28
at December 31, 1997 and
1996
Consolidated Statements of                                        Page 29
Income for the years ended
December 31, 1997, 1996
and 1995

Consolidated Statement of                                         Page 30
Changes in Stockholders'
Equity for the years
ended December 31, 1997,
1996 and 1995

Consolidated Statements of                                        Page 31
Cash Flows for the years ended
December 31, 1997, 1996 and 1995

Notes to Consolidated                                             Pages 32 to 49
Financial Statements

Report of Independent Certified
Public Accountants                                                Page 51


         The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January 28, 1998, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are hereby incorporated herein by reference.

2.   Financial Statement Schedules
     -----------------------------


              Financial Statement Schedules are not required under the related instructions of the Securities and Exchange Commission, are inapplicable or are included in the Consolidated Financial Statements or notes thereto.

3.   Exhibits
     --------
              The   following  is  a  list  of  the  exhibits   filed  with,  or
incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

* 3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended.

* 3(ii). By-Laws of the Corporation. Copy of the By-Laws of the Corporation, as amended.




         10.    Material contracts.
                -------------------
*                 (a)    Copy of Employment Agreement among the Corporation,
the Bank and  Charles E. Swope  dated January 1, 1998.

                  (b) Copy of the Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 (File no. 333-33175) is incorporated herein by reference.

                  (c) Copy of the Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 (File no. 333-33411) is incorporated herein by reference.

                  (d) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                  (e) Copy of the Corporation's and the Bank's Directors Deferred Compensation Plan, effective December 30, 1995, is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

                  (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an exhibit to the Corporation's Proxy statement for the 1998 Annual Meeting of Shareholders (File no. 000-12870) is incorporated herein by reference.

*                 (g)    Copy of the Agreement of sale by and between Robert H.
 Trenner,  Jr. and Debra L. Trenner, h/w and the Bank dated December 1, 1997.

* 13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders.
       -------------------------------------------------------------------------

       The Corporation's Annual Report to Shareholders for the year ended December 31, 1997. With the exception of the pages listed in the Index to Consolidated Financial Statements and the items referred to in Items 1, 5, 6, 7 and 8 hereof, the Corporation's 1997 Annual Report to Shareholders is not deemed to be filed as part of this Report.

  21.  Subsidiaries of the  Corporation.
       ---------------------------------

       The First National Bank of West Chester, a banking institution organized under the banking laws of the United States in December 1863.

* 23. Consents of experts and counsel. Consent of Grant Thornton LLP, dated March 30, 1998.
       -------------------------------------------------------------------------

* 27.  Financial Data Schedules.
       ------------------------

       A Financial Data Schedule is being submitted with the Corporation's 1997 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by
       Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to
       Item 601 of Regulation S-K. 1996 and 1995 Restated Financial Data as per FASB 128.

(b)  Reports on Form 8-K.
     --------------------

       No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST WEST CHESTER CORPORATION


                                                            /s/ Charles E. Swope
                                                     By:    --------------------
                                                            Charles E. Swope,
                                                            President

Date:  March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 30, 1998.

         Signature                                 Title
         ---------                                 -----

/s/ Charles E. Swope                           President, Chief Executive
______________________________                 Officer and Chairman of the
Charles E. Swope                               Board of Directors


/s/ J. Duncan Smith                            Treasurer (Principal
______________________________                 Accounting and Financial Officer)
J. Duncan Smith




                    (Signatures continued on following page)

                    (Signatures continued from previous page)

         Signature                                        Title

/s/ John J. Ciccarone                                     Director
--------------------------------
John J. Ciccarone

/s/ M. Robert Clarke                                      Director
---------------------------------
M. Robert Clarke

/s/ Edward J. Cotter                                      Secretary and Director
---------------------------------
Edward J. Cotter

/s/ Clifford E. DeBaptiste                                Director
---------------------------------
Clifford E. DeBaptiste

/s/ John A. Featherman, III                               Director
---------------------------------
John A. Featherman, III

/s/ J. Carol Hanson                                       Director
---------------------------------
J. Carol Hanson

/s/ John S. Halsted                                       Director
---------------------------------
John S. Halsted

/s/ Devere Kauffman                                       Director
---------------------------------
Devere Kauffman

/s/ David L. Peirce                                       Director
---------------------------------
David L. Peirce

/s/ John B. Waldron                                       Director
---------------------------------
John B. Waldron

                                Index to Exhibits

Exhibits
--------

3.1                   Articles of Incorporation of the Corporation, as amended.

3.2                   By-Laws of the Corporation, as amended.

10.1 Employment Agreement among the Corporation, the Bank, and Charles E. Swope, dated January 1, 1998.

10.2                  Agreement of Sale by and between  Robert H. Trenner,  Jr.
                      and   Debra  L.  Trenner,  h/w  and  the  Bank, dated
                      December 1, 1997.

13 The Corporation's Annual Report to Shareholders for the year ended December 31, 1997.

23                    Consent of Grant Thornton LLP.

27.1                  Financial Data Schedule.

27.2                  Restated 1996 and 1995 Financial Data Schedules.