Form 10-Q
period 1998-03-31
FIRST WEST CHESTER CORP
filed 1998-05-15
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of May 1, 1998 was 2,304,913.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

Part I.  FINANCIAL INFORMATION

           Item 1 -   Financial Statements
                      Consolidated Statements of Condition
                      March 31, 1998 and December 31, 1997                     3


                      Consolidated Statements of Income
                      Three-Months Ended March 31, 1998 and 1997               4


                      Consolidated Statements of Stockholder's Equity          5


                      Consolidated Statements of Cash Flows
                      Three-Months Ended March 31, 1998 and 1997               6


                      Notes to Consolidated Financial Statements               7

            Item 2 -  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         8-19

            Item 3 -  Quantitative and Qualitative Disclosures
                      About Market Risk                                       20

Part II. OTHER INFORMATION

            Item 1 - Legal Proceedings                                        21
            Item 2 - Changes in Securities                                    21
            Item 3 - Defaults upon Senior Securities                          21
            Item 4 - Submission of Matters to a Vote of Security Holders   21-22
            Item 5 - Other Information                                        22
            Item 6 - Exhibits and Reports on Form 8-K                         23


           Signatures                                                         24

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                         Unaudited
(Dollars in thousands)                                                                    March 31,          December 31,
                                                                                            1998                  1997
                                                                                            ----                  ----
ASSETS
    Cash and due from banks                                                              $   21,760           $   22,248
    Federal funds sold                                                                        7,700                4,200

                Total cash and cash equivalents                                              29,460               26,448
                                                                                          ---------            ---------

    Investment securities held-to-maturity (market value of $11,156 and
        $12,237 at March 31, 1998 and December 31, 1997, respectively)                       11,015               12,082

    Investment securities available-for-sale, at market value                                62,815               65,516

    Loans                                                                                   321,034              318,899
    Less:  Allowance for possible loan losses                                                (5,940)              (5,900)
                                                                                          ---------            ---------

                Net loans                                                                   315,094              312,999

    Premises and equipment                                                                    6,926                6,659
    Other assets                                                                              6,335                7,664
                                                                                          ---------            ---------

                Total assets                                                             $  431,645           $  431,368
                                                                                          =========            =========

LIABILITIES
    Deposits
        Noninterest-bearing                                                              $   66,904           $   63,287
        Interest-bearing                                                                    313,941              310,962
                                                                                          ---------            ---------

                Total deposits                                                              380,845              374,249

    Securities sold under repurchase agreements                                               4,727                7,625
    Federal Home Loan Bank Advances                                                           3,392                7,379
    Other liabilities                                                                         5,609                5,902
                                                                                          ---------            ---------

                Total liabilities                                                           394,573              395,155
                                                                                          ---------            ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 5,000,000 shares;
        outstanding, 2,399,833 at March 31, 1998 and December 31, 1997.                       2,400                2,400
    Additional paid-in capital                                                                2,746                2,729
    Retained earnings                                                                        33,500               32,803
    Net unrealized gain (loss) on securities available-for-sale                                  44                  (33)
    Treasury stock, at cost:  99,520 shares and 103,700 shares
        at March 31, 1998 and December 31, 1997, respectively.                               (1,618)              (1,686)
                                                                                          ---------            ---------

                Total stockholders' equity                                                   37,072               36,213
                                                                                          ---------            ---------

                Total liabilities and stockholders' equity                               $  431,645           $  431,368
                                                                                          =========            =========


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                         Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------


                                                                                               1998                1997
                                                                                            ---------            -------

INTEREST INCOME
    Loans, including fees                                                                   $   7,001          $   6,153
    Investment securities                                                                       1,170              1,475
    Federal funds sold                                                                             69                 24
    Deposits in banks                                                                              --                 12
                                                                                             --------           --------

                Total interest income                                                           8,240              7,664
                                                                                             --------           --------

INTEREST EXPENSE
    Deposits                                                                                    3,290              2,978
    Securities sold under repurchase agreements                                                    37                 64
    Other borrowings                                                                               97                 64
                                                                                             --------           --------

                Total interest expense                                                          3,424              3,106
                                                                                             --------           --------

                Net interest income                                                             4,816              4,558

    Provision for loan losses                                                                     224                210
                                                                                             --------           --------

                Net interest income after provision for possible loan losses                    4,592              4,348
                                                                                             --------           --------

NON-INTEREST INCOME
    Financial Management Services                                                                 561                500
    Service charges on deposit accounts                                                           253                231
    Investment securities gains (losses), net                                                      (3)                 5
    Other                                                                                         265                164
                                                                                             --------           --------

                Total non-interest income                                                       1,076                900
                                                                                             --------           --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              2,213              2,036
    Net occupancy and equipment                                                                   802                771
    FDIC Bank insurance fund assessments                                                           11                 10
    Bank shares tax                                                                                87                 85
    Other                                                                                         860                721
                                                                                             --------           --------

                Total non-interest expense                                                      3,973              3,623
                                                                                             --------           --------

                Income before income taxes                                                      1,695              1,625

INCOME TAXES                                                                                      516                525
                                                                                             --------           --------

                NET INCOME                                                                  $   1,179          $   1,100
                                                                                             ========           ========

PER SHARE DATA
    Basic net income per common share                                                       $    0.51          $    0.48
                                                                                             ========           ========
    Diluted net income per common share                                                     $    0.50          $    0.48
                                                                                             ========           ========
    Dividends declared                                                                      $    0.21          $    0.19
                                                                                             ========           ========
Weighted average shares outstanding                                                         2,296,908          2,287,921
                                                                                            =========          =========

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)



(Dollars in thousands)                                                                      1998                   1997
                                                                                        -----------            ----------

Balance at January 1,                                                                      $ 36,213              $ 33,175

    Net  income to date                                                                       1,179                 1,100
    Cash dividends declared                                                                    (482)                 (429)
    Net unrealized gain (loss) on securities available-for-sale                                  77                  (516)
    Paid-in capital from treasury stock transactions                                             17                    --
    Treasury stock transactions                                                                  68                    --
                                                                                            -------               -------

Balance at March 31,                                                                       $ 37,072              $ 33,330
                                                                                            =======               =======






























The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                       March 31,
(Dollars in thousands)                                                                            1998             1997
                                                                                              ----------        ----------

OPERATING ACTIVITIES
    Net Income                                                                                 $  1,179          $  1,100
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                265               246
        Provision for loan losses                                                                   224               210
        Amortization of investment security premiums
           and accretion of discounts                                                                34                10
        Amortization of deferred fees on loans                                                        9                29
        Investment securities (gains) losses, net                                                     3                (5)
        Decrease in other assets                                                                  1,289               714
        Increase (decrease) in other liabilities                                                   (293)              340
                                                                                                -------           -------

           Net cash provided by operating activities                                              2,710             2,644
                                                                                                -------           -------

INVESTING ACTIVITIES
    Decrease in interest bearing deposits in banks                                                   --             1,000
    Increase in loans                                                                            (2,327)          (25,588)
    Proceeds from sale of investment securities available-for-sale                                8,408            15,191
    Proceeds from maturities of investment securities available-for-sale                          5,082             4,088
    Proceeds from maturities of investment securities held-to-maturity                            1,077             1,186
    Purchases of investment securities available-for-sale                                       (10,720)           (8,247)
    Purchase of premises and equipment, net                                                        (532)             (326)
                                                                                                -------           -------

           Net cash provided by (used) in investing activities                                      988           (12,696)
                                                                                                -------           -------

FINANCING ACTIVITIES
    Increase (decrease) in Federal Home Loan Bank advances                                       (3,987)            6,450
    Increase in deposits                                                                          6,596             3,663
    Decrease in securities sold under repurchase agreements                                      (2,898)             (490)
    Cash dividends                                                                                 (482)             (429)
Treasury stock transactions                                                                          85                --
                                                                                                -------           -------

        Net cash provided by (used in) financing activities                                        (686)            9,194
                                                                                                -------           -------

           NET INCREASE (DECREASE) IN CASH AND CASH
              EQUIVALENTS                                                                         3,012              (858)

Cash and cash equivalents at beginning of year                                                   26,448            25,756
                                                                                                -------           -------

Cash and cash equivalents at end of period                                                     $ 29,460          $ 24,898
                                                                                                =======           =======

The accompanying notes are an integral part of these statements.

                                       6

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiarie's (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1997.

2. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income includes the effect of options granted. All per share data in this report has been restated to reflect the new standards imposed by the Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share" which became effective for financial statements issued after December 15, 1997.

4. The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" which became effective January 1, 1998. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income/(loss) for the periods ending March 31, 1998 and 1997 is $77 thousand and ($516) thousand, respectively.

5. The Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" which amends FASB statements No. 87, 88 and 106. The statement revises employers' disclosures about pension and other postretirement benefit plans and does not change the measurement of recognition of these plans. It standardizes the disclosure requirements and requires additional information on benefit obligations and the fair value of plan assets that will facilitate financial analysis, and eliminate certain disclosures that are no longer useful. The statement is effective for fiscal years beginning after December 15, 1997. Adoption of the new standard is not expected to have a material impact on the Corporation's financial statement.

6. The American Institute of Certified Public Accountants ("AICPA") issued Statement of Option ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP was issued to provide authoritative guidance on the subject of accounting for the costs associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the Corporation's financial statements.

7. Certain prior year amounts have been reclassified to conform to the current year presentations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          EARNINGS AND DIVIDEND SUMMARY

         Net income for the three months ended March 31, 1998 was $1.18 million, an increase of $79 thousand or 7.2% from $1.10 million for the same period in 1997. Increases in net income are primarily the result of increases in net interest and non-interest income, partially offset by increases in operating expenses. Basic earnings per share for the three months ending March 31, 1998 were $0.51 per share, a $0.03 or 6.3% increase over the same period in 1997. Cash dividends declared during the first quarter of 1998 increased to $0.21 per share, a 10.5% increase compared to $0.19 per share in the first quarter of 1997. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                                                            March                             December
                                                   ----------------------                     --------
                                                   1998              1997                       1997
                                                   ----              ----                     --------

        SELECTED RATIOS
       Return on average assets                    1.11%             1.11%                       1.12%
       Return on average equity                   12.87%            13.17%                      13.36%
       Earnings retained                          59.12%            61.00%                      57.88%
       Dividend payout ratio                      40.88%            39.00%                      42.12%
       Book value per share                      $16.12            $14.57                      $15.77

The "Consolidated Average Balance Sheet" on page 12 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-month period ended March 31, 1998, on a tax equivalent basis, was $4.9 million, compared to $4.6 million for the same period in 1997. Net yield on interest-earning assets, on a tax equivalent basis was 4.88% for the three-month period ended March 31, 1998 compared to 4.99% for the same period in 1997. Average interest-earning assets increased approximately $28.7 million or 7.7% to $400.0 million during the twelve month period ending March 31, 1998 compared to $371.0 million during the same period last year. The increase in average earning assets was a direct result of strong commercial and consumer loan demand particularly in the Bank's third party automobile loan and lease programs. While the yield on interest-earning assets has remained stable, the cost or yield of the Bank's interest bearing liabilities has increased resulting in a decrease in the Bank's net yield on interest-earning assets. The increase in the Bank's average funding costs is the direct result of an increase in the average rate being paid on deposits, especially time deposits and high rates being paid for borrowings. The Corporation anticipates continued pressure on net yields on interest earning assets as competition for new loan business remains very strong and incremental deposit growth is becoming more expensive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)


                                                                            Three-Months
                                                                           Ended March 31,
                                                                       ----------------------
YIELD ON                                                                1998             1997
--------                                                               ------           -----

Interest-Earning Assets                                                 8.31%            8.34%
Interest Bearing Liabilities                                            4.24%            4.11%
                                                                        ----             ----
Net Interest Spread                                                     4.07%            4.23%
Contribution of Interest-Free Funds                                     0.81%            0.76%
                                                                        ----             ----
Net Yield on Interest-Earning Assets                                    4.88%            4.99%
                                                                        ====             ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three-month period ended March 31, 1998 increased 172.0% to $69 thousand when compared to the same period in 1997. The increase in 1998's first quarter federal funds sold interest income is primarily the result of a $3.2 million increase in average balances and a 30-basis point (a basis point equals one hundredth of one percent) increase in rates compared to the same period in 1997.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 20.8% for the three-month period ended March 31, 1998 to approximately $1.2 million compared to the same period in 1997. The decrease was primarily the result of a 18.2% decrease in average balances and a 21-basis point decrease in the yield earned. Proceeds from net investment securities, sales and maturities have been used to fund continued loan growth over the last 12 to 18 months.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 13.8% to $7.0 million for the three-month period ended March 31, 1998, compared to $6.2 million for the same time period in 1997. The increase in interest income for the three-month period ended March 31, 1998 can be attributed to a 15.5% increase in average loans outstanding, partially offset by a decrease in the rates earned of 15-basis points. This is a direct result of the increased competition for new and existing loan relationships and volume increases in lower yielding automobile related loans and leases. Pricing and fee competition on large (over $500,000) loans (new and renewals) remains strong. It is anticipated that this pricing pressure will continue to reduce overall loan yields and net interest margins. Fee reductions will affect non-interest income.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 10.5% for the three-month period ended March 31, 1998 to approximately $3.3 million, compared to the same period in 1997. The increase is primarily the result of an increase in average interest-bearing deposits of $22.4 million and a 10-basis point increase in the rates paid on interest bearing deposits, compared to the same period in 1997.
                                       9

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Corporation's effective rate on interest-bearing deposits increased from 4.11% in the first quarter of 1997 to 4.21% for the first quarter of 1998. Competition for deposits from non-banking institutions such as credit union mutual fund companies continues to grow. The slow growth rates for interest-bearing and non-interest bearing deposits is expected to continue for future time periods. Construction is underway for the Bank's new Frazer area branch. This and other future branch sites are expected to expand the Bank's deposit base and attract additional low cost funds.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 42.2% to $37 thousand for the three-month period ended March 31, 1998 compared to the same time period in 1997. The decrease is attributable to a $3.3 million decrease in average securities sold under repurchase agreements outstanding, and a 1-basis point decrease in rates paid on securities sold under repurchase agreements.

                         INTEREST EXPENSE ON BORROWINGS

         Interest expense on borrowings increased 51.6% to $97 thousand for the three-month period ended March 31, 1998 compared to the same time period in 1997. The need for borrowings continues as a result of strong loan demand, which is outpacing the increases in deposits. Borrowings consists of overnight Fed Funds purchased, Federal Home Loan Bank ("FHLB") Flex Line, FHLB Term Advances, FHLB Open Repo and Open Repo Plus Advances.

                       PROVISION FOR POSSIBLE LOAN LOSSES

         During the first quarter of 1998, the Corporation recorded a $224 thousand provision for possible loan losses compared to $210 thousand for the same period in 1997. The allowance for possible loan losses as a percentage of total loans was 1.85% as of March 31, 1998 compared to 1.86% as of March 31, 1997. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 19.6% to $1.1 million for the three months ended March 31, 1998, compared to the same period in 1997. The primary component of non-interest income is Financial Management Services revenue, which increased $61 thousand or 12.2% to $561 thousand for the three-months ended March 31, 1998 compared with the same period in 1997. Market value of Financial Management Services assets under Management grew $100.7 million or 35.4% from $284.5 million at March 31, 1997 to $385.2 million at March 31, 1998. The increase in Financial Management Services revenue and growth in assets under Management is primarily the result of market appreciation and new account relationships acquired through strong marketing efforts.

         Service charges on deposit accounts increased 9.5% to $253 thousand for the three-months ended March 31, 1998 compared to $231 thousand for the same period in 1997. This increase relates to more effective enforcement of policies. Other non-interest income increased 61.6% to $265 thousand for the three-months ended March 31, 1998 compared to $164 thousand for the same period in 1997. The increase is directly related to income from the sale of residential mortgages to the secondary market during the first quarter of 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              NON-INTEREST EXPENSE

         Total non-interest expense for the first quarter of 1998 increased 9.7% to $3.97 million compared to the same period in 1997. The various components of non-interest expense changes are discussed below.

         First quarter 1998 salaries and employee benefits increased 8.7% to $2.2 million for the three-month period ended March 31, 1998 compared to the same period in 1997. Annual employee raises, promotions and a proportional increase in employee benefits are primarily responsible for the increase.

         Net occupancy, equipment and data processing expense increased 4.0% to $802 thousand for the three-month period ended March 31, 1998 compared to the same period last year. The increase in the first quarter 1998 is the direct result of increased personal computer and related equipment costs which are a necessary part of the Corporation's Core System conversion. The conversion is scheduled to occur during the fourth quarter of this year.

         Total non-interest expense increased 19.3% to $860 thousand for the three months ended March 31, 1998 compared to the same period in 1997. This increase can be attributed to an increase in the Bank's marketing and loan related legal expenses as well as additional operating expenses associated with the increases in staff and premises.

         Construction on the Bank's new Frazer area branch is underway and is expected to be completed in June of this year. Preliminary plans for another branch in early 1999 are being pursued. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                               1998                                 1997
                                                      -------------------------------    --------------------------------
                                                        Daily                                 Daily
                                                       Average                              Average
ASSETS                                                 Balance   Interest       Rate        Balance   Interest       Rate
                                                      --------   --------      ------       -------   --------       ----

    Federal funds sold                                $  5,022    $    69       5.50%      $  1,846    $    24       5.20%
    Interest bearing deposits in banks                      --         --         --            800         12       6.00%
    Investment securities
        Taxable                                         73,460      1,150       6.26%        89,120      1,443       6.48%
        Tax-exempt(1)                                    1,479         29       7.76%         2,500         46       7.33%
                                                       -------      -----                   -------      -----
           Total investment securities                  74,939      1,179       6.29%        91,620      1,489       6.50%
                                                       -------      -----                   -------      -----
    Loans(2)
        Taxable                                        312,797      6,879       8.80%       268,537      6,027       8.98%
        Tax-exempt(1)                                    6,947        177      10.21%         8,206        184       8.96%
                                                       -------      -----                   -------      -----
           Total loans                                 319,744      7,056       8.83%       276,743      6,211       8.98%
                                                       -------      -----                   -------      -----
           Total interest-earning assets               399,705      8,304       8.31%       371,009      7,736       8.34%
    Non-interest earning assets
        Allowance for possible loan losses              (5,920)                              (5,275)
        Cash and due from banks                         19,115                               17,611
        Other assets                                    13,678                               13,709
                                                      --------                             --------
           Total assets                               $426,578                             $397,054
                                                       =======                              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
    Savings, NOWS & money market deposits             $180,607     $1,409       3.12%      $171,588     $1,324       3.09%
    Certificates of deposits and other time            131,631      1,881       5.72%       118,281      1,654       5.59%
                                                       -------      -----                   -------      -----
        Total interest bearing deposits                312,238      3,290       4.21%       289,869      2,978       4.11%
    Securities sold under repurchase agreements          4,575         37       3.23%         7,911         64       3.24%
    Federal Home Loan Bank advances                      6,093         97       6.37%         4,451         64       5.75%
                                                       -------      -----                   -------      -----
        Total interest bearing liabilities             322,906      3,424       4.24%       302,231      3,106       4.11%
                                                       -------      -----                   -------      -----
    Non-interest bearing liabilities
        Non-interest bearing demand deposits            60,195                               55,483
        Other liabilities                                6,834                                5,927
                                                       -------                              -------
           Total liabilities                           389,935                              363,641
    Stockholders' equity                                36,643                               33,413
                                                       -------                              -------
           Total liabilities and stockholders' equity $426,578                             $397,054
                                                       =======                              =======
    Net interest income                                            $4,880                               $4,630
                                                                    =====                                =====
    Net yield on interest earning assets                                        4.88%                                4.99%
                                                                                ====                                 ====














(1) The indicated income and annual rate are presented on a taxable equivalent basis using the effective tax rate of 32% adjusted for the 20% interest expense disallowance for 1998 and 1997.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

         Income tax expense for the three-month period ended March 31, 1998 was $516 thousand, compared to $525 thousand in the same period last year. This represents an effective tax rate of 30.4% and 32.3% for both the first quarter of 1998 and 1997, respectively. The reduction in the effective tax rate for the first quarter of 1998 is primarily the result of tax credits stemming from a 1997 investment the Bank made in a community development project. These credits will be realized over a ten year period starting with this tax year. Average tax-exempt assets as a percentage of total average assets were 2.0% and 2.7% at March 31, 1998 and 1997, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

         The objective of liquidity Management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity Management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to effectively monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is its available-for-sale portfolio of liquid investment grade securities. Funding sources include NOW, money-market, savings and smaller denomination certificates of deposit accounts. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                DEPOSIT ANALYSIS

(Dollars in thousands)                          March 31, 1998           December 31, 1997         Average     Balance
                                            -------------------     ------------------------      ----------------------
                                            Average  Effective      Average       Effective       Dollar      Percentage
Deposit Type                                Balance      Yield      Balance          Yield        Variance     Variance
------------                                -------  ----------     --------      ----------      --------    ----------

NOW Accounts                               $ 55,467     2.19%       $ 52,758        2.19%         $ 2,709        5.13%
Money Market                                 28,336     3.11          28,433        3.15              (97)      -0.34
Statement Savings                            47,086     3.26          48,381        3.31           (1,295)      -2.68
Other Savings                                 2,406     2.66           2,996        2.74             (590)     -19.69
CD's Less than $100,000                     111,960     5.66         108,022        5.80            3,938        3.65
                                            -------                  -------                       ------

Total Core Deposits                         245,255     4.09         240,590        4.16            4,665        1.94

Non-Interest Bearing
    Demand Deposit Accounts                  60,195        -          57,659         -              2,536        4.40
                                            -------                  -------                       ------

Total Core and Non-Interest
    Bearing Deposits                        305,450     3.28         298,249        3.35            7,201        2.41
                                            -------                  -------                       ------

Tiered Savings                               47,313     4.09          41,184        4.14            6,129       14.88
CD's Greater than $100,000                   19,670     5.88          17,415        5.54            2,255       12.95
                                            -------                  -------                        -----

Total Deposits                             $372,433     3.52        $356,848        3.55          $15,585       4.37
                                            =======                  =======                       ======

         The Bank, as a member of the FHLB, maintains a line of credit secured by the Bank's mortgage-related assets. As of March 31, 1998, this line of credit was approximately $10.0 million. As of March 31, 1998 the amount outstanding under this line of credit was $0. In addition to the line of credit, the Bank has additional borrowing capacity of approximately $98.0 million. During the first quarter of 1998, average FHLB advances were approximately $6.1 million and consisted of term advances representing a combination of maturities. The average interest rate on this advance was approximately 6.4%. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   Management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $119.3 million or 27.6% of total assets at March 31, 1998 compared with a negative $116.9 million or 28.7% of total assets at December 31, 1997. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 1998

                                                               One               Over
(Dollars in thousands)                     Within             through            five          Non-rate
                                          one year          five years           years         sensitive          Total
                                          --------          ----------           -----         ---------          -----
ASSETS
    Federal funds sold                     $   7,700          $      --         $     --       $      --       $    7,700
    Investment securities                      9,787             27,843           36,200              --           73,830
    Interest bearing deposits in banks            --                 --               --              --               --
    Loans and leases                         131,917            170,461           18,656          (5,940)         315,094
    Cash and cash equivalents                     --                 --               --          21,760           21,760
    Premises and equipment                        --                 --               --           6,926            6,926
    Other assets                                  --                 --               --           6,335            6,335
                                            --------           --------          -------        --------        ---------
    Total assets                           $ 149,404          $ 198,304         $ 54,856       $  29,081       $  431,645
                                            ========           ========          =======        ========        =========

LIABILITIES AND CAPITAL
    Interest bearing deposits              $ 263,746          $  49,089         $  1,107       $      --       $  313,942
    Non-interest bearing deposits                 --                 --               --          66,904           66,904
    Borrowed funds                             4,727                 --               --              --            4,727
    FHLB Advances                                192              1,302            1,897              --            3,391
    Other liabilities                             --                 --               --           5,609            5,609
    Capital                                       --                 --               --          37,072           37,072
                                            --------           --------         --------        --------        ---------
    Total liabilities & capital            $ 268,665          $  50,391         $  3,004       $ 109,585       $  431,645
                                            ========           ========          =======        ========        =========

    Net interest rate
      sensitivity gap                      $(119,261)         $ 147,913         $ 51,852       $ (80,504)      $      --
                                            ========           ========          =======        ========        =========
    Cumulative interest rate
      sensitivity gap                      $(119,261)         $  28,652         $ 80,504       $     --        $      --
                                            ========           ========          =======        ========        =========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                        (27.6%)               6.6%            18.7%
                                            =======            ========          =======

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                                      March 31,                  December 31,
                                                                      --------------------------            ------------
                                                                          1998           1997                   1997
                                                                       ----------     ----------             -----------

     Balance at beginning of period                                    $    5,900     $    5,218             $     5,218
                                                                        ---------      ---------              ----------

     Provision charged to operating expense                                   224            210                   1,135
                                                                        ---------      ---------              ----------

        Recoveries of loans previously charged-off                              7             26                      83
        Loans charged-off                                                    (191)           (67)                   (536)
                                                                        ---------      ---------              ----------

     Net loans charged-off                                                   (184)           (41)                   (453)
                                                                        ---------      ---------              ----------

     Balance at end of period                                          $    5,940     $    5,387             $     5,900
                                                                        =========      =========              ==========

     Period-end loans outstanding                                      $  321,034     $  290,100             $   318,899

     Average loans outstanding                                         $  319,744     $  276,743             $   299,737

     Allowance for possible loan losses as a
        percentage of period-end loans outstanding                          1.85%          1.86%                   1.85%

     Ratio of net charge-offs to average loans
        Outstanding (annualized)                                            0.23%          0.06%                   0.15%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                March 31,                    December 31,
                                                             ---------------------------         --------------
                                                                 1998            1997                  1997
                                                                -----            ----                  ----

Past due over 90 days and still accruing                      $   389         $   536               $   466

Non-accrual loans                                               1,763             997                 1,443
                                                                -----          ------                ------

Total non-performing loans                                      2,152           1,533                 1,909

Other real estate owned                                         1,600             851                 1,651
                                                                -----          ------                ------

Total non-performing assets                                   $ 3,752          $2,384               $ 3,560
                                                               ======           =====                ======

Non-performing loans as a percentage
     of total loans                                             0.67%           0.53%                 0.60%

Allowance for possible loan losses as a
   percentage of non-performing loans                         276.07%         351.40%               309.10%

Non-performing assets as a percentage of
   total loans and other real estate owned                      1.16%           0.82%                 1.11%

Allowance for possible loan losses as a
  percentage of non-performing assets                         158.32%         225.96%               165.70%

         The allowance for possible loan losses as a percentage of non-performing loans indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans at March 31, 1998. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated.

         Management is not aware of any loans other than those included in these tables and mentioned in this paragraph that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. During 1997, the Bank increased third party automobile loans $23 million to $24 million. During the first quarter of 1998 these loans grew $2 million to $26 million. These loans are unseasoned and may potentially increase nonperforming loan numbers. As of March 31, 1998 approximately 5.67% of this portfolio was past due. In addition, approximately $148 thousand in repossessed vehicles is included in other assets. Management is closely monitoring these loans and has tightened credit standards and significantly reduced planned growth in this new product. At March 31, 1998 there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 LOAN IMPAIRMENT

         In accordance with SFAS 114, the Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. These loans are included in the non-accrual loans total in the above analysis

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

(Dollars in thousands)                      March 31, 1998    March 31, 1997    December 31, 1997
                                            --------------    --------------    -----------------

Principal amount of impaired loans               $1,377           $ 725               $1,121
Less valuation allowance                            274             454                  306
                                                  -----            ----                -----
                                                 $1,103           $ 271               $  815
                                                  =====            ====                =====

The activity in the valuation allowance for the quarters ending March 31, are as follows:

                                                                            1998                        1997
                                                                           -----                       -----

Valuation allowance at beginning of period                                 $ 306                       $ 419
Provision for loan impairment                                                 50                          50
Direct charge-offs                                                           (82)                        (15)
Recoveries                                                                     -                           -
                                                                            ----                        ----
Valuation allowance at end of period                                       $ 274                       $ 454
                                                                            ====                        ====

         Total cash collected on impaired loans during the quarter ended March 31, 1998 was $10 thousand, all of which was credited to the principal balance outstanding on such loans and $0 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter ended March 31, 1998 was $28 thousand. There was no interest income recognized during the quarter ended March 31, 1998.

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

         BUILDING IMPROVEMENTS, TECHNOLOGY PROJECTS AND YEAR 2000 ISSUES

         In the third quarter of 1997, the Bank entered into a contract for the purpose of constructing a 2,750 square foot branch office in the Frazer area. The Frazer branch office is expected to open in June of this year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         In December of 1997, the Bank entered into an agreement to purchase a 25,000 square foot office building adjacent to the Bank's existing Operation Center in West Chester for approximately $1.7 million. The Bank is expected to take possession of the property in the fourth quarter of 1998.

         During 1997, Management completed an in depth review of its core processing system and concluded that a new core system was needed for competitive, functional and Year 2000 reasons. After extensive research, the Corporation selected Jack Henry and Associates ("Jack Henry") to provide the new core processing system. Jack Henry and Associates is a major provider of Community Bank Core Processing Systems. Specifically, the Corporation has contracted to purchase Jack Henry's Silverlake System, related hardware, installation and training services. First year contract costs are estimated to be $1.2 million. The conversion is expected to take place in the fourth quarter of this year.

         Management is addressing Year 2000 issues on several levels. Jack Henry's Silverlake software is Year 2000 compliant, which addresses a major component of the Corporation's Year 2000 Compliance Action Plan (the "Plan"). The Plan requires a review of the remainder of the Corporation's systems for compliance or replacement. The Plan also calls for communication with significant customers, critical vendors and service providers.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 1998, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                        March 31,                 December 31,           "Well Capitalized"
CAPITAL RATIOS                              1998             1997               1997                  Requirements
--------------                              ----             ----           ------------            ----------------
   Corporation
   -----------

Leverage Ratio                              8.68%            8.57%                8.57%                   5.00%
Tier I Capital Ratio                       11.33%           11.57%               11.22%                   6.00%
Total Risk-Based Capital Ratio             12.59%           12.82%               12.48%                  10.00%
     Bank
     ----
Leverage Ratio                              8.42%            8.42%                8.30%                   5.00%
Tier I Capital Ratio                       11.01%           11.36%               10.89%                   6.00%
Total Risk-Based Capital Ratio             12.27%           12.62%               12.14%                  10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth for the Corporation was 9.98% and 1.87% for the three months ended March 31, 1998 and 1997, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholder's equity at March 31, 1998 and 1997, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1997 Annual Report, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1997 with the SEC via EDGAR. Please refer to the "Management's Discussion and Analysis" section on pages 22-23 of the Corporation's Annual Report for more information.

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

Item 2.  Changes in Securities
         ---------------------
                  None

Item 3.  Defaults upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  The Annual Meeting of Shareholders of the Corporation was held on March 17, 1998 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about February 3, 1998, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

                  The matters submitted to a vote of shareholders at the meeting were the following:

                           1. The election of four Class II directors, with each director to serve until the 2001 Annual Meeting of Shareholders and until the election and qualification of his respective successor;

                           2. The approval of certain amendments to the Corporation's 1995 Stock Option Plan; and

                           3. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1998.

                  There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                                                                                   Abstentions and
                      Nominee                  For                   Withheld      Broker Non-Votes
                      -------                  ---                   --------      -----------------

                  M. Robert Clarke          1,774,904                  268,792          0

                  Edward J. Cotter          1,772,098                  270,819          0

                  David L. Peirce           1,773,113                  269,804          0

                  Charles E. Swope          1,772,059                  270,858          0

                  The names of the other directors whose terms of office as directors continued after the Meeting are as follows: John J. Ciccarone, Clifford E. DeBaptiste, John A. Featherman, John S. Halsted, J. Carol Hanson, Devere Kauffman and John B. Waldron.

                  The proposal to approve certain amendments to the Corporation's 1995 Stock Option Plan was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the proposal were as follows:

                          For                   Against               Abstentions               Broker non-votes
                          ---                   -------               -----------               ----------------

                        1,936,867                32,243                   73,807                       0

                  The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1998 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

                           For                   Against               Abstentions               Broker non-votes
                           ---                   -------               -----------               ----------------

                        1,987,610                 2,629                   52,678                         0

                  There was no other business that came before the Meeting or matters incident to the conduct of the Meeting.

Item 5.  Other Information
         -----------------
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                  None

                  (a) Exhibits
                      --------
         3(i). Certificate of Incorporation. Copy of the Corporation's Certificate of Incorporation, as amended, is incorporated herin by reference to
Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herin by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.      Material contracts.
                  ------------------
              (a) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated herin by reference to the appendix to the Corporation's Proxy Statement for the 1998 Annual Meeting of Shareholders as filed with the SEC via EDGAR (File No. 000-12870).

         27.      Financial Data Schedule.
                  -----------------------
                  (b) Reports on Form 8-K
                      -------------------
                      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST WEST CHESTER CORPORATION


                                   Charles E. Swope




DATE:  May 15, 1998                Charles E. Swope
                                   President



                                   J. Duncan Smith



                                   J. Duncan Smith
                                   Treasurer
                                   (Principal Accounting
                                    and Financial Officer)