Form 10-Q
period 1998-06-30
FIRST WEST CHESTER CORP
filed 1998-08-14
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998, OR
                               -------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of July 31, 1998 was 2,309,913.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----




                                                                                                                       PAGE
                                                                                                                       ----

Part I.  FINANCIAL INFORMATION


                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             June 30, 1998 and December 31, 1997                                                          3


                             Consolidated Statements of Income
                             Three-Months Ended June 30, 1998 and 1997                                                    4


                             Consolidated Statements of Stockholder's Equity                                              5


                             Consolidated Statements of Cash Flows
                             Three-Months Ended June 30, 1998 and 1997                                                    6


                             Notes to Consolidated Financial Statements                                                 7-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                             9-23

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  24



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings
                  Item 2 -   Changes in Securities
                  Item 3 -   Defaults upon Senior Securities
                  Item 4 -   Submission of Matters to a Vote of Security Holders
                  Item 5 -   Other Information
                  Item 6 -   Exhibits and Reports on Form 8-K                                                            25

                  Signatures                                                                                             26


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands - except per share data)                                                 (Unaudited)
                                                                                                  June 30,          December 31,
                                                                                                    1998               1997
                                                                                               -------------        -----------

ASSETS
    Cash and due from banks                                                                    $   21,441            $   22,248
    Federal funds sold                                                                             12,000                 4,200

           Total cash and cash equivalents                                                         33,441                26,448
                                                                                                ---------             ---------

    Investment securities  held-to-maturity (market value of $10,863 and $12,237 at June 30, 1998 and December 31,
        1997, respectively)                                                                        10,709                12,082

    Investment securities available-for-sale at market value                                       67,501                65,516

    Loans                                                                                         320,150               318,899
    Less allowance for possible loan losses                                                        (5,912)               (5,900)
                                                                                                ---------             ---------

           Net loans                                                                              314,238               312,999

    Premises and equipment, net                                                                     7,347                 6,659
    Other assets                                                                                    6,612                 7,664
                                                                                                ---------             ---------

           TOTAL ASSETS                                                                        $  439,848            $  431,368
                                                                                                =========             =========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   69,478           $    63,287
        Interest bearing                                                                          318,284               310,962
                                                                                                ---------             ---------

           Total deposits                                                                         387,762               374,249

    Securities sold under repurchase agreements                                                     1,728                 7,625
    Federal Home Loan Bank advances and other borrowings                                            5,104                 7,379
    Other liabilities                                                                               7,077                 5,902
                                                                                                ---------             ---------

           Total liabilities                                                                      401,671               395,155
                                                                                                ---------             ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00;  authorized,  5,000,000 shares;  Outstanding,
        2,308,913 shares at June 30, 1998 and 2,399,833
        shares December 31, 1997.                                                                   2,400                 2,400
    Additional paid-in capital                                                                      2,820                 2,729
    Retained earnings                                                                              34,291                32,803
    Net unrealized gain (loss) on securities available-for-sale                                       144                   (33)
    Treasury stock, at cost:  91,210 shares at June 30, 1998 and
        103,700 shares at December 31, 1997.                                                       (1,478)               (1,686)
                                                                                                ---------             ---------

           Total stockholders' equity                                                              38,177                36,213
                                                                                                ---------             ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  439,848            $  431,368
                                                                                                =========             =========

    Book Value Per Share                                                                          $16.53                $15.77
                                                                                                   =====                 =====


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 (UNAUDITED)

(Dollars in thousands - except per share data)                               Three Months Ended              Six  Months Ended
                                                                                 June 30,                         June 30,
                                                                         ------------------------          ---------------------
                                                                           1998             1997             1998           1997
                                                                           ----             ----             ----           ----

INTEREST INCOME
    Loans, including fees                                                 $7,117           $6,680           $14,118       $12,833
    Investment securities                                                  1,138            1,331             2,308         2,806
    Federal funds sold                                                        83               61               152            85
    Deposits in banks                                                         --               --                --            12
                                                                           -----            -----            ------        ------

                Total interest income                                      8,338            8,072            16,578        15,736
                                                                           -----            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               3,383            3,163             6,674         6,141
    Securities sold under repurchase agreements                               23               68                60           132
    Federal Home Loan Bank advances and other borrowings                      76              111               172           175
                                                                           -----            -----            ------        ------

                Total interest expense                                     3,482            3,342             6,906         6,448
                                                                           -----            -----            ------        ------

                Net interest income                                        4,856            4,730             9,672         9,288

    Provision for loan losses                                                188              446               412           656
                                                                           -----            -----            ------        ------

                Net interest income after provision
                   for possible loan losses                                4,668            4,284             9,260         8,632
                                                                           -----            -----            ------        ------

NON-INTEREST INCOME
    Financial management services                                            560              500             1,121         1,000
    Service charges on deposit accounts                                      265              249               519           480
    Other                                                                    327              157               588           326
                                                                           -----            -----            ------        ------

                Total non-interest income                                  1,152              906             2,228         1,806
                                                                           -----            -----            ------        ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,268            2,018             4,481         4,054
    Net occupancy and  equipment                                             808              702             1,610         1,473
    FDIC deposit insurance                                                    11               11                22            21
    Bank shares tax                                                           87               85               175           170
    Other                                                                    809              851             1,667         1,572
                                                                           -----            -----            ------        ------

                Total non-interest expense                                 3,983            3,667             7,955         7,290
                                                                           -----            -----            ------        ------

                Income before income taxes                                 1,837            1,523             3,533         3,148


INCOME TAXES                                                                 561              394             1,078           919
                                                                           -----            -----            ------        ------

                NET INCOME                                                $1,276           $1,129           $ 2,455       $ 2229
                                                                           =====            =====            ======        =====

PER SHARE DATA
    Basic net income per common share                                     $0.55             $0.49            $1.07          $0.97
                                                                           ====              ====             ====           ====
    Diluted net income per common share                                   $0.54             $0.49            $1.05          $0.96
                                                                           ====              ====             ====           ====
    Dividends declared                                                    $0.21             $0.19            $0.42          $0.38
                                                                           ====              ====             ====           ====

Weighted average shares outstanding                                    2,306,928        2,289,434         2,301,946     2,288,682
                                                                       =========        =========         =========     =========

The accompanying notes are an integral part of these statements.
                                       4

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                     --------------------------
(Dollars in thousands)                                                                                  1998             1997
                                                                                                       -------          ------

Balance at January 1,                                                                                  $36,213          $33,175

    Net income to date                                                                                   2,455            2,229
    Cash dividends declared                                                                               (967)            (867)
    Net unrealized gain (loss) on securities available-for-sale                                            177              (85)
    Treasury stock transactions                                                                            207               65
    Paid in capital from treasury stock transactions                                                        92                9
                                                                                                        ------           ------

Balance at June 30,                                                                                    $38,177          $34,526
                                                                                                        ======           ======






























The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           (Unaudited)
                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                               -------------------------------
(Dollars in thousands)                                                                              1998               1997
                                                                                                ------------       -----------

OPERATING ACTIVITIES
    Net Income                                                                                $    2,455           $    2,229
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 535                  498
Provision for loan losses                                                                            412                  656
Amortization of investment security premiums
           and accretion of discounts                                                                 81                   22
Amortization of deferred fees on loans                                                                13                   84
    Investment securities losses, net                                                                  3                   14
    Increase in other assets                                                                         961                  635
    Increase in other liabilities                                                                  1,175                  662
                                                                                               ---------            ---------

           Net cash provided by operating activities                                               5,635                4,800
                                                                                               ---------            ---------

INVESTING ACTIVITIES
    Decrease in interest bearing deposits in banks                                                    --                1,000
    Increase in loans                                                                             (1,664)             (42,099)
    Proceeds from sales of investment securities available-for-sale                                6,159               24,606
    Proceeds from maturities of investment securities available-for-sale                          12,687                6,521
    Proceeds from maturities of investment securities held-to-maturity                             1,394                2,909
    Purchases of investment securities available-for-sale                                        (20,668)             (10,793)
    Purchase of premises and equipment, net                                                       (1,223)                (398)
                                                                                               ---------            ---------

        Net cash used in investing activities                                                     (3,315)             (18,254)
                                                                                               ---------            ---------

FINANCING ACTIVITIES
    Increase (decrease) in securities sold under repurchase agreements                            (5,651)                 442
    Increase in deposits                                                                          13,513               11,443
    Increase (decrease) in Federal Home Loan Bank advances and other borrowings                   (2,521)               6,433
    Cash dividends                                                                                  (967)                (867)
    Treasury stock transactions                                                                      299                   74
                                                                                               ---------            ---------

           Net cash provided by financing activities                                               4,673               17,525
                                                                                               ---------            ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                                      6,993                4,071

Cash and cash equivalents at beginning of period                                                  26,448               25,756
                                                                                               ---------            ---------

Cash and cash equivalents at end of period                                                    $   33,441           $   29,827
                                                                                               =========            =========




The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiaries' (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.         The   results of operations for  the six-month  period ended June 30,
           1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted. All per share data in this report has been restated to reflect the new standards imposed by the Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share" which became effective for financial statements issued after December 15, 1997.

4. The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" which became effective January 1, 1998. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income/(loss) net of taxes for the three- and six-month periods ended June 30, 1998 was $100 thousand and $177 thousand, compared to $431 thousand and $(85) thousand in the same period last year.

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

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

7. FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which amends FASB statements No. 52, 80, 105, 119 and 107. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management is considering early adoption of the statement, which is not expected to have a material impact on the Corporation's financial statements.

8. Certain prior year amounts have been reclassified to conform to the current year presentations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          EARNINGS AND DIVIDEND SUMMARY

         Net income for the three-month period ended June 30, 1998 was $1.28 million, an increase of 13.0% from $1.13 million for the same period in 1997. Net income for the six-month period ended June 30, 1998 was $2.46 million, an increase of 10.1% from $2.23 million for the same period in 1997. Increases in net income are the result of increases in net interest income and non-interest income partially offset by increases in operating expenses. Net income also benefited from a reduction in the provision for loan loss expense through the six-month period. Cash dividends declared during the second quarter of 1998 increased to $0.21 per share, a 10.5% increase compared to $0.19 per share in the second quarter of 1997. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                                    ---------------------            --------------------
                                                                    1998             1997            1998            1997
                                                                    ----             ----            ----            ----

           SELECTED RATIOS
           ---------------
           Return on Average Assets                                 1.18%           1.10%             1.14%         1.10%
           Return on Average Equity                                13.57%          13.31%            13.22%        13.24%
           Earning Retained                                        61.99%          61.20%            60.61%        61.10%
           Dividend Payout Ratio                                   38.01%          38.80%            39.39%        38.90%
           Book Value Per Share                                   $16.53          $15.06            $16.53        $15.06

The "Consolidated Average Balance Sheet" on pages 14 and 15 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 1998, on a tax equivalent basis, was $4.92 million and $9.78 million, compared to $4.81 million and $9.42 million for the same periods in 1997, respectively. Net yields on interest-earning assets, on a tax equivalent basis, were 4.84% and 4.85% for the three- and six-month periods ended June 30, 1998 compared to 4.98% for the same periods in 1997, respectively. Average interest-earning assets increased approximately $20.1 million to $406.1 million during the second quarter of 1998 from $386.1 million in the same period last year. The increase in average earning assets was a direct result of loan demand, particularly in the Bank's third party automobile loan and lease programs. Effective July 3, 1998 the Corporation exited the third party automobile lending business due to less than expected results. The Corporation will continue to service the existing portfolio totaling $27.0 million but will not add any additional volume. While the total amount of loans has increased, the loan growth rate has decreased compared to the same period last year. The yield on interest-earning assets has decreased, the cost or yield of the Bank's interest bearing liabilities has increased, resulting in a decrease in the Bank's net yield. The increase in the Bank's average funding costs is the direct result of an increase in the average rate being paid on time deposits and other borrowings. The Corporation anticipates continued pressure on net yields on interest earning assets as competition for new loan business remains very strong and incremental deposit growth is becoming more expensive.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                  Three Months                       Six Months
         Yield On:                                               Ended June 30,                     Ended June 30,
         ---------                                            ------------------                 ------------------
                                                              1998          1997                  1998         1997
                                                              ----          ----                  ----         ----

Interest Earning Assets                                       8.27%         8.45%                 8.28%        8.38%
Interest Bearing Liabilities                                  4.30%         4.24%                 4.27%        4.18%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           3.97%         4.21%                 4.01%        4.20%
Contribution of Interest Free Funds                           0.87%         0.77%                 0.84%        0.78%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.84%         4.98%                 4.85%        4.98%
                                                              ====          ====                  ====         ====


                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three- and six-month periods ended June 30, 1998, increased 36.1% and 78.8% to $83 thousand and $152 thousand, respectively, when compared to the same periods in 1997. The increase in federal funds interest income for the three- and six-month periods ended June 30, 1998 is primarily the result of a $1.6 million and $2.4 million increase in average balances.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 14.7% and 17.9% for the three- and six-month periods ended June 30, 1998 to $1.2 million and $2.3 million, respectively, when compared to the same periods in 1997. The decreases for the three- and six-month periods is primarily due to a decrease in average balances of 7.7% and 13.2% and 51 and 35 basis point decreases in the yield earned on securities compared to the same periods last year. Proceeds from net investment securities sales and maturities have been used to fund loan growth over the last two quarters.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 6.2% and 9.8% to $7.2 million and $14.2 million for the three- and six-month periods ended June 30, 1998, compared to the same periods in 1997, respectively. The increases in interest income on loans for the three- and six-month periods ended June 30, 1998 is attributable to a $24.7 million and $33.8 million increase in average loans outstanding respectively, offset by 17 and 16 basis point decreases in rates earned on loans compared to the same period last year, respectively. The decrease in rates is a direct result of increased competition for new and existing loan relationships and volume increases in lower yielding third party automobile related loans and leases. As previously mentioned, the third party automobile lending portfolio has not met established objectives resulting in the Corporation's decision to cease adding additional volume while continuing to service the existing portfolio as of July 3, 1998. Pricing and fee competition on large (over $500,000) loans (new and renewals) remains strong. It is anticipated that this pricing pressure will continue to reduce overall loan yields and net interest margins. A reduction in fees will result in a direct decrease in non-interest income.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest  expense on deposit  accounts  increased 7.0% and 8.7% for the three- and six-month periods ended June 30, 1998 to $3.4 million and $6.7 million, compared to the same periods in 1997. The increase for the three-month period ended June 30, 1998 is the result of increases in average interest-bearing deposits of $16.9 million, and a 5 basis point increase in the rates paid on interest-bearing deposits. The increase for the six-month period ended June 30, 1998 is the result of an increase in average interest-bearing deposits of $19.6 million, partially offset by a 7 basis point decrease in rates paid on interest-bearing deposits.

         The Corporation's effective rate on interest-bearing deposits increased from 4.2% in the second quarter 1997 to 4.3% in the second quarter 1998. Competition for deposits from credit unions and mutual fund companies continues to grow. The slow growth rates for interest bearing and non-interest bearing deposits are expected to continue for future time periods. The Bank's new Frazer branch site was opened for business on August 3, 1998. This and other new branches are expected to expand the Bank's deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 66.2% and 54.5% to $23 thousand and $60 thousand for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The decreases are primarily attributable to $6.0 million and $4.7 million decreases in average securities sold under repurchase agreements outstanding, partially offset by 69 and 24 basis point increase on rates paid, compared to the three- and six-month periods ended June 30, 1997, respectively.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings decreased 31.5% and 2.3% for the three- and six-month periods ended June 30, 1998, respectively. The need for borrowings has decreased as a result of increased deposit growth and a decrease in the loan growth rate. Borrowings consist of overnight Fed Funds purchased, Federal Home Loan Bank ("FHLB") FlexLine, FHLB term advances and FHLB Open Repo and Repo Plus advances.

                       PROVISION FOR POSSIBLE LOAN LOSSES

         During the three- and six-month periods ended June 30, 1998, the Corporation recorded a $188 thousand and a $412 thousand provision for possible loan losses compared to $446 thousand and $656 thousand for the same periods in 1997. The decrease in the provision expense is a result of a decreased rate in loan growth for the three- and six-month periods ended June 30, 1998, compared to the same periods in 1997. The allowance for possible loan losses as a percentage of total loans was 1.85% at June 30, 1998, December 31, 1997 and June 30, 1997, respectively. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                               NON-INTEREST INCOME

         Total non-interest income increased 27.2% and 23.4% to $1.2 million and $2.2 million for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The primary component of non-interest income is Financial Management Services revenue, which increased 12.0% and 12.1% to $560 thousand and $1.1 million for both the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. Market value of Financial Management Services' assets grew 24.5% from $307.6 million at June 30, 1997 to $ 383.1 million at June 30, 1998. The increase is a result of market appreciation and new account relationships.

         Service charges on deposit accounts increased 6.4% and 8.1% to $265 thousand and $519 thousand for the three- and six-month period ended June 30, 1998, respectively, compared to the same periods in 1997. The increases relate to more effective enforcement of service charge policies. Other non-interest income increased 108.3% and 80.3% to $327 thousand and $588 thousand for the three- and six-month periods ended June 30, 1998 compared to the same periods in 1997. The increases are attributed to income from service charges on Bank ATM machines commencing during the second quarter 1998. Income from the sale of residential mortgages to the secondary market during the first and second quarters of 1998 also contributed to the increases.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and six-month periods ended June 30, 1998 increased 8.6% and 9.1% to $4.0 million and $8.0 million for the same periods in 1997. The various components of non-interest expense changes are discussed below.

         Salaries and employee benefits increased 12.4% and 10.5% for the three- and six-month periods ended June 30, 1998 to $2.3 million and $4.5 million compared to the same periods in 1997, respectively. Annual employee raises, promotions and a proportional increase in employee benefits are primarily responsible for the increases. Average full time equivalent staff also increased from 191 for the period ended June 30, 1997 to 197 for the period ended June 30, 1998.

         Net occupancy, equipment, and data processing expense increased 15.1% and 9.3% to $808 thousand and $1.61 million for the three- and six-month periods ended June 30, 1998, compared to the same periods last year, respectively. The increases are a direct result of increased personal computer and related equipment costs which are a necessary part of the Corporation's Core System conversion. The conversion is scheduled to occur during the fourth quarter 1998.

        Total other non-interest expense decreased 4.9% to $809 thousand for the three-month period ended June 30, 1998 compared to the same period in 1997. Total other non-interest expense increased 6.0% to $1.67 million for the six-month period ended June 30, 1998 compared to the same period in 1997. This increase can be attributed to increases in the Bank's marketing and loan related legal expenses as well as additional operating expenses associated with the increases in staff and premises occurring during the first quarter 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       Construction on the Bank's new Frazer area branch has been completed. The branch opened for business on August third of this year. Preliminary plans for another branch in early 1999 continue to be pursued. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                             1998                                     1997
                                                    ----------------------------------        ---------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                  $    6,035     $     83      5.50%       $    4,389     $     61     5.56%
Investment securities
    Taxable                                             74,353        1,119      6.02%           79,753        1,301     6.53%
    Tax-exempt (1)                                       1,490           27      7.29%            2,375           43     7.22%
                                                       -------        -----                     -------        -----
        Total investment securities                     75,843        1,146      6.04%           82,128        1,344     6.55%
                                                       -------        -----                     -------        -----
Loans (2)
    Taxable                                            317,760        7,003      8.82%          289,905        6,528     8.99%
    Tax-exempt (1)                                       6,489          166     10.20%            9,132          220     9.63%
                                                       -------        -----                     -------        -----
        Total loans                                    324,249        7,169      8.84%          299,554        6,748     9.01%
                                                       -------        -----                     -------        -----
        Total interest earning assets                  406,127        8,398      8.27%          386,071        8,153     8.45%
Non-interest earning assets
    Allowance for possible loan losses                  (5,970)                                  (5,436)
    Cash and due from banks                             20,148                                   18,453
    Other assets                                        13,652                                   13,241
                                                       -------                                 --------
        Total assets                                  $433,957                                 $412,329
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $181,542       $1,605      3.54%         $174,556      $ 1,362     3.12%
Certificates of deposits and other time                135,239        1,778      5.26%          125,283        1,801     5.75%
                                                       -------        -----                     -------       ------
   Total interest bearing deposits                     316,781        3,383      4.27%          299,839        3,163     4.22%
Securities sold under repurchase agreements              2,323           23      3.96%            8,313           68     3.27%
Federal Home Loan Bank advances and
      other borrowings                                   4,853           76      6.26%            7,177          111     6.19%
                                                       -------        -----                     -------        -----
   Total interest bearing liabilities                  323,957        3,482      4.30%          315,329        3,342     4.24%
                                                       -------        -----                     -------        -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits                65,211                                   57,180
    Other liabilities                                    7,164                                    5,892
                                                       -------                                  -------
        Total liabilities                              396,332                                  378,401
Stockholders' equity                                    37,625                                   33,928
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $433,957                                 $412,329
                                                       =======                                  =======
Net interest income                                                  $4,916                                  $ 4,811
                                                                      =====                                   ======
Net yield on interest earning assets                                             4.84%                                   4.98%
                                                                                 ====                                    ====










(1) The indicated  income and annual rate are presented on a taxable  equivalent  basis using the Federal  marginal rate of 34%
    adjusted for the 20% interest expense disallowance for 1998 and 1997.
(2) Non-accruing loans are included in the average balance.

                                       14

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                            1998                                      1997
                                                    ----------------------------------       ----------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                  $    5,531     $    152      5.50%       $    3,124   $       85     5.44%
Interest bearing deposits in banks                          --           --        --               398           12     6.03%
Investment securities
Taxable                                                 73,910        2,268      6.14%           84,410        2,745     6.50%
    Tax-exempt (1)                                       1,484           57      7.73%            2,437           87     7.16%
                                                       -------       ------                     -------       ------
        Total investment securities                     75,394        2,325      6.17%           86,847        2,832     6.52%
Loans (2)
    Taxable                                            315,293       13,882      8.81%          279,279       12,554     8.97%
    Tax-exempt (1)                                       6,716          326      9.71%            8,418          383     9.10%
                                                       -------       ------                     -------       ------
        Total loans                                    322,009       14,208      8.82%          288,212       12,937     8.98%
                                                       -------       ------                     -------       ------
Total Interest Earning Assets                          402,934       16,685      8.28%          378,581       15,866     8.38%
Non-interest earning assets
    Allowance for possible loan losses                  (5,946)                                  (5,356)
    Cash and due from banks                             19,635                                   18,035
    Other assets                                        13,666                                   13,474
                                                       -------                                  -------
        Total assets                                  $430,289                                 $404,734
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $181,077      $ 2,838      3.13%         $173,079     $  2,687     3.10%
Certificates of deposits and other time                133,455        3,836      5.75%          121,802        3,454     5.67%
                                                       -------       ------                     -------      -------
Total interest bearing deposits                        314,522        6,674      4.24%          294,881        6,141     4.17%
Securities sold under repurchase agreements              3,443           60      3.49%            8,113          132     3.25%
Federal Home Loan Bank advances and
     other borrowings                                    5,469          172      6.29%            5,822          176     6.05%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  323,434        6,906      4.27%          308,816        6,449     4.18%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                62,717                                   56,336
    Other liabilities                                    6,984                                    5,905
                                                       -------                                  -------
        Total liabilities                              393,235                                  371,057
Stockholders' equity                                    37,154                                   33,677
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $430,289                                 $404,734
                                                       =======                                  =======
Net interest income                                                  $9,779                                  $ 9,417
                                                                      =====                                   ======
Net yield on interest earning assets                                             4.85%                                   4.98%
                                                                                 ====                                    ====











(1) The  indicated  income and annual rate are  presented  on a taxable  equivalent  basis using the  Federal  marginal  rate of 34%
    adjusted for the 20% interest expense disallowance for 1998 and 1997.
(2) Non-accruing loans are included in the average balance.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                  INCOME TAXES

         Income tax expense for the three- and six-month periods ended June 30, 1998 was $561 thousand and $1.1 million, compared to $394 thousand and $919 thousand in the same periods last year. This represents effective tax rates of 30.5% for both the three- and six-month periods ended June 30, 1998, compared with 25.9% and 29.2% for the same periods in 1997, respectively. The primary reason for the increases in effective tax rates is decreases in tax-exempt instruments as a percentage of total average assets from 1.9% and 2.7% at June 30, 1998 and 1997, respectively. Tax credits which resulted from an investment in a community development project were taken in the second quarter of 1997.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                DEPOSIT ANALYSIS

(Dollars in thousands)                        June 30, 1998               December 31, 1997
                                      ---------------------------     ---------------------------
                                      Average         Effective        Average         Effective     Dollar       Percentage
DEPOSIT TYPE                          Balance            Yield          Balance           Yield      Variance      Variance
------------                          -------         ----------       ---------       ---------     --------      --------

NOW Accounts                         $ 54,818            2.16%         $ 52,758          2.19%       $ 2,060         3.90%
Money Market                           28,474            3.13            28,433          3.15             41         0.14
Statement Savings                      46,741            3.28            48,381          3.31         (1,640)       (3.39)
Other Savings                           2,450            2.69             2,996          2.74           (546)      (18.22)
CD's Less than $100,000               112,379            5.76           108,022          5.80          4,357         4.03
                                      -------                           -------                       ------

Total Core Deposits                   244,862            4.14           240,590          4.16          4,272         1.78

  Demand Deposit Accounts              62,717             --             57,659           --           5,058         8.77
                                      -------                           -------                       ------

Total Core and Demand
  Deposit Accounts                    307,579            3.30           298,249          3.35          9,330         3.13
                                      -------                           -------                       ------

Tiered Savings                         48,594            4.12            41,184          4.14          7,410        17.99
CD's Greater than $100,000             21,066            5.70            17,415          5.54          3,651        20.96
                                      -------                           -------                       ------

Total Deposits                       $377,239            3.54          $356,848          3.55        $20,391         5.71
                                      =======                           =======                       ======


         The Bank, as a member of the FHLB, maintains a line of credit secured by the Bank's mortgage-related assets. As of June 30, 1998, this line of credit was approximately $10.0 million. As of June 30, 1998 the amount outstanding under this line of credit was $0. In addition to the line of credit, the Bank has additional borrowing capacity of approximately $96.0 million. During the second quarter of 1998, average FHLB advances were approximately $5.1 million and consisted of term advances representing a combination of maturities. The average interest rate on this advance was approximately 6.3%. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $104.1 million or 23.7% of total assets at June 30, 1998 compared with a negative $121 million or 29.0% of total assets at June 30, 1997. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.
                                       17

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 1998

(Dollars in thousands)
                                                                    One                Over
                                                    Within        through              five          Non-rate
                                                   one year      five years            years         sensitive        Total
                                                   --------      ----------            -----         ---------        -----

ASSETS
    Federal funds sold                         $     12,000     $        --       $        --      $        --    $    12,000
    Investment securities                            27,310          33,084            17,816               --         78,210
    Loans and leases                                128,958         175,864            15,328           (5,912)       314,238
    Cash and cash equivalents                            --              --                --           21,441         21,441
    Premises & equipment                                 --              --                --            7,347          7,347
    Other assets                                         --              --                --            6,612          6,612
                                                -----------      ----------        ----------       ----------     ----------
       Total assets                            $    168,268     $   208,948       $    33,144      $    29,488    $   439,848
                                                ===========      ==========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Non-interest bearing deposit               $         --     $        --       $        --      $    69,478    $    69,478
    Interest bearing deposits                       268,655          48,380             1,249               --        318,284
    FHLB Term Advance                                 1,941           1,640             1,523               --          5,104
    Borrowed funds                                    1,728              --                --               --          1,728
    Other liabilities                                    --              --                --            7,077          7,077
    Capital                                             --               --                --           38,177         38,177
                                                 ----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    272,324     $    50,020       $     2,772      $   114,732    $   439,848
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (104,056)     $   158,928       $    30,372      $  (85,244)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (104,056)     $    54,872       $    85,244      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                               (23.7%)          12.5%             19.4%
                                                ==========           =====         =========

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                           Three Months                      Six Months
                                                                              Ended                            Ended
                                                                             June 30,                         June30,
                                                                   -------------------------        ------------------------
(Dollars in thousands)                                                1998           1997              1998             1997
                                                                      ----           ----              -----            ----

Balance at beginning of period                                      $  5,940        $  5,387         $  5,900        $  5,218
                                                                     -------         -------          -------         -------

Provision charged to operating expense                                   188             446              412             656
                                                                     -------         -------          -------         -------
    Recoveries of loans previously charged-off                            11              42               18              69
    Loans charged-off                                                   (227)           (222)            (418)           (290)
                                                                     -------         -------          -------         -------

Net loans charged-off                                                   (216)           (180)            (400)           (221)
                                                                     -------         -------          -------         -------

Balance at end of period                                            $  5,912        $  5,653         $  5,912        $  5,653
                                                                     =======         =======          =======         =======
Period-end loans outstanding                                        $320,150        $306,375         $320,150        $306,375
Average loans outstanding                                           $324,249        $299,554         $322,009        $288,212
Ratio of net charge-offs to average loans
    outstanding                                                        0.07%           0.06%            0.12%           0.08%

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

                                                      June 30,                    December 31,
                                              -------------------------           ------------
(Dollars in thousands)                          1998              1997                1997
                                                ----              ----                ----

Past due over 90 days and still accruing     $   413            $   740             $   466

Non-accrual loans                              1,895              1,089               1,443
                                              ------             ------               -----
Total non-performing loans                     2,308              1,829               1,909

Other real estate owned                          712                851               1,651
                                              ------             ------               -----

Total non-performing assets                  $ 3,020            $ 2,680             $ 3,560
                                              ======             ======              ======

Non-performing loans as a percentage
   of total loans (gross)                      0.72%              0.60%               0.60%

Allowance for possible loan losses as a
   percentage of non-performing loans        256.15%            309.08%             309.10%

Allowance for possible loan losses as a
   percentage of total loans and other real
   estate owned                                0.94%              0.87%               1.11%

Allowance for possible loan losses as a
   percentage of non-performing assets       195.76%            210.93%             165.70%

         The allowance for possible loan losses as a percentage of non-performing loans ratio indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans at June 30, 1998. Other Real Estate Owned ("OREO") represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. In July 1998, the Corporation liquidated from OREO a commercial property for a net amount of $505 thousand. This sale resulted in a loss of $15 thousand which will be reflected in the third quarter.

         Management is not aware of any loans other than those included in these tables and mentioned in this paragraph that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. During 1997, the Bank increased third party automobile loans $23 million to $24 million. During 1998 these loans grew approximately $3 million to $27 million. These loans are unseasoned and have increased non-performing loan numbers. As of June 30, 1998 approximately 7.53% of this portfolio was past due. In addition, approximately $65 thousand in repossessed vehicles is included in other assets. As previously mentioned, the Corporation has decided to withdraw from third party automobile lending due to less than expected results. The Corporation will continue to service the existing portfolio but will not add any additional volume as of July 3, 1998. At June 30, 1998 there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 LOAN IMPAIRMENT

         In accordance with FASB 114, the Bank identifies certain loans as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. These loans are included in the non-accrual loans total in the above analysis.

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

(Dollars in thousands)                              June 30, 1998             June 30, 1997            December 31, 1997
                                                    -------------             -------------            -----------------

Principal amount of impaired loans                      $1,351                    $ 706                     $ 1,121
Less valuation allowance                                   297                      318                         306
                                                         -----                     ----                      ------
                                                        $1,054                    $ 388                     $   815
                                                         =====                     ====                      ======



The activity in the valuation allowance for the three- and six-month periods ended June 30, 1998 and 1997 is as follows:

                                                                       June 30, 1998                      June 30, 1997
                                                                  ----------------------              --------------------
                                                                   Three          Six                   Three        Six
                                                                   Months        Months                 Months      Months
                                                                   Ended         Ended                  Ended       Ended
                                                                   -----         -----                  -----       -----

Valuation allowance at beginning of period                        $  274        $  306                 $  454      $  419
Provision for loan impairment                                         25            75                     25          75
Direct charge-offs                                                    (2)          (84)                  (161)       (176)
                                                                   -----        ------                  -----       -----
Valuation allowance at end of period                              $  297        $  297                 $  318      $  318
                                                                   =====         =====                  =====       =====

         Total cash collected on impaired loans during the three- and six-month periods ended June 30, 1998 was $11 thousand and $21 thousand, respectively, all of which was credited to the principal balance outstanding on such loans and $0 was recognized as interest income. Interest that would have been accrued on impaired loans during the three- and six-month periods ended June 30, 1998 was $31 thousand and $59 thousand. There was no interest income recognized during the three- and six-month periods ended June 30, 1998.

         Total cash collected on impaired loans during the three- and six-month periods ended June 30, 1997 was $6 thousand and $212 thousand, respectively, of which $176 thousand was credited to the principal balance outstanding on such loans. Interest that would have been accrued on impaired loans during the three- and six-month periods ended June 30, 1997 was $15 thousand and $25 thousand, respectively. Interest income recognized during the three- and six-month periods ended June 30, 1997 was $0 and $36 thousand, respectively.
                                       21

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         BUILDING IMPROVEMENTS, TECHNOLOGY PROJECTS AND YEAR 2000 ISSUES

         In the third quarter of 1997, the Bank entered into a contract for the purpose of constructing a 2,750 square foot branch office in the Frazer area. The Frazer branch has been completed and was opened for business on August 3, 1998.

         In December 1997, the Bank entered into an agreement to purchase a 25,000 square foot office building adjacent to the Bank's existing Operation Center in West Chester, Pennsylvania for approximately $1.7 million. The Bank is expected to take possession of the property in September 1998.

         During 1997, Management completed an in depth review of its core processing system and concluded that a new core system was needed for competitive, functional and Year 2000 reasons. After extensive research, the Corporation selected Jack Henry and Associates ("Jack Henry") to provide the new core processing system. Jack Henry is a major provider of Community Bank Core Processing Systems. Specifically, the Corporation has contracted to purchase Jack Henry's Silverlake System, related hardware, installation and training services. First year contract costs are estimated to be $1.2 million. The conversion process has commenced and the final changeover is expected to take place in the fourth quarter of this year.

         Management continues addressing Year 2000 issues on several levels. Jack Henry's Silverlake software is Year 2000 compliant, which addresses a major component of the Corporation's Year 2000 Compliance Action Plan (the "Plan"). The Plan requires a review of the remainder of the Corporation's systems for compliance or replacement. The Plan also calls for communication with significant customers, critical vendors and service providers.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 1998, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



                                                   June 30,                    December 31,
RISK-BASED                               -------------------------             ------------           "Well Capitalized"
CAPITAL RATIOS                             1998               1997                  1997                  Requirements
--------------                             ----               ----                  ----               ----------------

    Corporation
    -----------
Leverage Ratio                             8.76%              8.44%                 8.57%                    5.00%
Tier I Capital Ratio                      11.48%             11.24%                11.22%                    6.00%
Total Risk-Based Capital Ratio            12.74%             12.49%                12.48%                   10.00%

       Bank
       ----
Leverage Ratio                             8.57%              8.38%                 8.30%                    5.00%
Tier I Capital Ratio                      11.23%             11.16%                10.89%                    6.00%
Total Risk-Based Capital Ratio            12.49%             12.42%                12.14%                   10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was 10.85% and 8.14% for the six months ended June 30, 1998 and 1997, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholder's equity at June 30, 1998 and 1997, respectively.


                           FORWARD-LOOKING STATEMENTS

         The Corporation has discussed its planned investments in new technology and branch locations in this report. These, among others, i.e. anticipate pressures on net yields, are forward-looking statements.

         Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected, due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) volatility in the Corporation's market area due to recent mergers may have unanticipated consequences, such as customer turnover; and (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date of this report. The Corporation undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1997 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1997 with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 22-23 of the Corporation's 1997 Annual Report for additional information.

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

                  None

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  None

                  (a) Exhibits

         3(i). Articles of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

         27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST WEST CHESTER CORPORATION


                                                     Charles E. Swope


                                                     /s/ Charles E. Swope
                                                     ---------------------
                                                     President


DATE:  August 14, 1998


                                                     J. Duncan Smith


                                                     /s/ J. Duncan Smith
                                                     Treasurer
                                                     (Principal Accounting
                                                      and Financial Officer)