Form 10-Q
period 1998-09-30
FIRST WEST CHESTER CORP
filed 1998-11-16
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of November 1, 1998 was 2,310,013.

The number of shares outstanding of Common Stock of the Registrant as of November 1, 1998 adjusted for 2-for-1 stock split payable November 24, 1998 to shareholders of record on October 23, 1998 was 4,620,026.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                                        PAGE
                                                                                                                        ----

Part I.  FINANCIAL INFORMATION

                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             September 30, 1998 and December 31, 1997                                                     3


                             Consolidated Statements of Income
                             Three- and Nine-Months Ended September 30, 1998 and 1997                                     4


                             Consolidated Statements of Stockholder's Equity                                              5


                             Consolidated Statements of Cash Flows
                             Nine-Months Ended September 30, 1998 and 1997                                                6


                             Notes to Consolidated Financial Statements                                                 7-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                             9-25

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  26



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           27
                  Item 2 -   Changes in Securities                                                                       27
                  Item 3 -   Defaults upon Senior Securities                                                             27
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         27
                  Item 5 -   Other Information                                                                           27
                  Item 6 -   Exhibits and Reports on Form 8-K                                                            27

                  Signatures                                                                                             28

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands - except per share data)
                                                                                               (Unaudited)
                                                                                              September 30,        December 31,
                                                                                                   1998                1997
                                                                                               -------------       -------------

ASSETS
    Cash and due from banks                                                                    $   20,084            $   22,248
    Federal funds sold                                                                              8,950                 4,200

           Total cash and cash equivalents                                                         29,034                26,448
                                                                                                ---------             ---------

    Investment securities  held-to-maturity  (market value of $8,673 and $12,237 at September 30, 1998 and December 31,
        1997, respectively)                                                                         8,398                12,082

    Investment securities available-for-sale at market value                                       82,816                65,516

    Loans                                                                                         317,568               318,899
    Less allowance for possible loan losses                                                        (5,788)               (5,900)
                                                                                                ---------             ---------

           Net loans                                                                              311,780               312,999

    Premises and equipment, net                                                                     9,380                 6,659
    Other assets                                                                                    5,911                 7,664
                                                                                                ---------             ---------

           TOTAL ASSETS                                                                        $  447,319            $  431,368
                                                                                                =========             =========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   66,243            $   63,287
        Interest bearing                                                                          323,268               310,962
                                                                                                ---------             ---------

           Total deposits                                                                         389,511               374,249

    Securities sold under repurchase agreements                                                     4,854                 7,625
    Federal Home Loan Bank advances and other borrowings                                            5,066                 7,380
    Other liabilities                                                                               8,095                 5,901
                                                                                                ---------             ---------

           Total liabilities                                                                      407,526               395,155
                                                                                                ---------             ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00;  authorized,  5,000,000 shares;  Outstanding,
        4,620,026(*) shares at September 30, 1998 and
        4,799,666(*) shares December 31, 1997.                                                      4,800                 2,400
    Additional paid-in capital                                                                        422                 2,729
    Retained earnings                                                                              35,013                32,803
    Net unrealized gain (loss) on securities available-for-sale                                     1,018                   (33)
    Treasury stock, at cost:  89,820 shares at September 30, 1998 and
        103,700 shares at December 31, 1997.                                                       (1,460)               (1,686)
                                                                                                ---------             ---------

           Total stockholders' equity                                                              39,793                36,213
                                                                                                ---------             ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  447,319            $  431,368
                                                                                                =========             =========

    Book Value Per Share(*)                                                                        $8.61                 $7.54
                                                                                                    ====                  ====

    (*) Adjusted for 2-for-1 stock split payable on November 24, 1998 to shareholders of record on October 23, 1998.

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                            Three Months Ended                   Nine  Months Ended
                                                                              September 30,                       September 30,
                                                                         ------------------                   ------------------
                                                                          1998              1997              1998         1997
                                                                         -----              ----              ----         ----
INTEREST INCOME
    Loans, including fees                                                $ 7,041           $6,897           $21,136       $19,730
    Investment securities                                                  1,265            1,220             3,573         4,026
    Federal funds sold                                                       166              110               319           195
    Deposits in banks                                                         --               --                --            12
                                                                          ------            -----            ------        ------

                Total interest income                                      8,472            8,227            25,028        23,963
                                                                          ------            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               3,477            3,260            10,151         9,401
    Securities sold under repurchase agreements                               25               82                86           214
    Federal Home Loan Bank advances and other borrowings                      86              109               258           284
                                                                          ------            -----            ------        ------

                Total interest expense                                     3,588            3,451            10,495         9,899
                                                                          ------            -----            ------        ------

                Net interest income                                        4,884            4,776            14,533        14,064

    Provision for loan losses                                                201              290               613           946
                                                                          ------            -----            ------        ------

                Net interest income after provision
                   for possible loan losses                                4,683            4,486            13,920        13,118
                                                                          ------            -----            ------        ------

NON-INTEREST INCOME
    Financial Management Services                                            573              500             1,693         1,500
    Service charges on deposit accounts                                      270              242               788           722
    Other                                                                    334              176               946           502
                                                                          ------            -----            ------        ------

                Total non-interest income                                  1,177              918             3,427         2,724
                                                                          ------            -----            ------        ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,250            2,119             6,731         6,173
    Net occupancy and equipment                                              838              748             2,448         2,221
    FDIC deposit insurance                                                    31               11                34            32
    Bank shares tax                                                           (3)              85               172           255
    Other                                                                  1,017              707             2,702         2,280
                                                                          ------            -----            ------        ------

                Total non-interest expense                                 4,133            3,670            12,087        10,961
                                                                          ------            -----            ------        ------

                Income before income taxes                                 1,727            1,734             5,260         4,881

INCOME TAXES                                                                 475              520             1,552         1,438
                                                                          ------            -----            ------        ------

                NET INCOME                                               $ 1,252           $1,214           $ 3,708       $ 3,443
                                                                          ======            =====            ======        ======

PER SHARE DATA
    Basic Net income per common share (*)                                $  0.27          $  0.27             $0.80         $0.75
                                                                          ======           ======              ====          ====
    Diluted net income per common share (*)                              $  0.26          $  0.27             $0.79         $0.74
                                                                          ======           ======              ====          ====
    Dividends declared (*)                                               $  0.12          $  0.11             $0.33         $0.29
                                                                          ======           ======              ====          ====

Weighted average shares outstanding (*)                                4,619,450        4,583,894         4,609,134     4,579,564
                                                                       =========        =========         =========     =========

(*)  Adjusted  for  2-for-1   stock  split  payable  on  November  24,  1998  to
     shareholders of record on October 23, 1998.

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(Dollars in thousands)                                                                                  1998             1997
                                                                                                     ---------         --------

Balance at January 1,                                                                                  $36,213          $33,175

    Net income to date                                                                                   3,708            3,443
    Cash dividends declared                                                                             (1,498)          (1,348)
    Net unrealized gain on securities available-for-sale                                                 1,051              148
    Treasury stock transactions                                                                            225               70
    Paid in capital from treasury stock transactions                                                        94                9
                                                                                                        ------           ------

Balance at September 30,                                                                               $39,793          $35,497
                                                                                                        ======           ======
































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                          September 30,
                                                                                                ------------------------------
(Dollars in thousands)                                                                              1998               1997
                                                                                                ------------       -----------

OPERATING ACTIVITIES
    Net Income                                                                                 $   3,708            $   3,443
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation                                                                                     889                  750
    Provision for loan losses                                                                        613                  946
    Amortization of investment security premiums
        and accretion of discounts                                                                   150                   10
    Amortization of deferred fees on loans                                                            47                   14
    Investment securities (gains) losses, net                                                         (2)                  15
    Decrease in other assets                                                                       1,210                  501
    Increase (decrease) in other liabilities                                                       2,194                1,992
                                                                                                --------             --------
           Net cash provided by operating activities                                               8,809                7,671
                                                                                                --------             --------

INVESTING ACTIVITIES
    Decrease in interest bearing deposits in banks                                                    --                1,000
    (Increase) decrease in loans                                                                     560              (47,934)
    Proceeds from sales of investment securities available-for-sale                               12,640               27,564
    Proceeds from maturities of investment securities available-for-sale                          19,794                9,585
    Proceeds from maturities of investment securities held-to-maturity                             3,859                3,075
    Purchases of investment securities available-for-sale                                        (48,465)             (16,624)
    Purchase of premises and equipment, net                                                       (3,609)                (508)
                                                                                                --------             --------

           Net cash used in investing activities                                                 (15,221)             (23,842)
                                                                                                --------             --------

FINANCING ACTIVITIES
    Decrease in securities sold under repurchase agreements                                       (2,525)                 775
    Increase in deposits                                                                          15,262                5,738
    Increase in Federal Home Loan Bank advances and other borrowings                              (2,559)               9,915
    Cash dividends                                                                                (1,498)              (1,348)
    Treasury stock transactions                                                                      318                   80
                                                                                                --------             --------

           Net cash provided by financing activities                                               8,998               15,160
                                                                                                --------             --------

              NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                                   2,586               (1,011)

Cash and cash equivalents at beginning of period                                                  26,448               25,756
                                                                                                --------             --------

Cash and cash equivalents at end of period                                                     $  29,034            $  24,745
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

2. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. On September 22, 1998 the Board of Directors authorized a 2-for-1 stock split in the form a of 100% stock dividend. The dividend is payable November 24, 1998 to shareholders of record on October 23, 1998. The 1998 and 1997 common stock and per share data have been adjusted to reflect the effects of the stock dividend.

           Per share data is based on the weighted average number of shares of common stock outstanding (on a post-split basis) during the period. Diluted net income per share includes the effect of options granted (on a post-split basis). All per share data in this report has been restated to reflect the new standards imposed by the Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share" which became effective for financial statements issued after December 15, 1997.

4. The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" which became effective January 1, 1998. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Comprehensive income/(loss) net of taxes for the three- and nine-month periods ended September 30, 1998 was $874 thousand and $1,051 thousand, compared to $233 thousand and $148 thousand in the same period last year.

5.         The Financial  Accounting  Standards  Board ("FASB")  issued SFAS No.
           132, "Employers Disclosures About Pensions and Other Postretirement Benefits" which amends FASB statements No. 87, 88 and 106. The statement revises employers' disclosures about pension and other post-retirement benefit plans and does not change the measurement of recognition of these plans. It standardizes the disclosure requirements and requires additional information on benefit obligations and the fair value of plan assets that will facilitate financial analysis, and eliminate certain disclosures that are no longer useful. The statement is effective for fiscal years beginning after December 15, 1997. Adoption of the new standard is not expected to have a material impact on the Corporation's financial statements.

6. The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP was issued to provide authoritative guidance on the subject of accounting for the costs associated with the purchase or development of computer software. The statement is effective for fiscal years

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

           beginning after December 15, 1998. This statement is not expected to have a material impact on the Corporation's financial statements.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                         EARNINGS SUMMARY AND HIGHLIGHTS

         Net income for the three-month period ended September 30, 1998 was $1.25 million, an increase of 3.1% from $1.21 million for the same period in 1997. Net income for the nine-month period ended September 30, 1998 was $3.71 million, an increase of 7.7% from $3.40 million for the same period in 1997. Increases in net income are primarily the result of increases in net interest income and non-interest income, partially offset by increases in operating expenses. Net income also benefited from a decrease in income tax expense for the three-month period ended September 30, 1998. This decrease can be attributed to tax credits which resulted from an investment in a community project accounted for in the third quarter of 1998. In addition, net income benefited from a reduction in the provision for loan loss expense through the nine-month period. Cash dividends declared during the third quarter of 1998 increased to $0.12 per share (on a post-split basis), a 9.5% increase compared to the third quarter of 1997. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

         On September 22, 1998, The Board of Directors of First West Chester Corporation authorized a "2 for 1" stock split in the form of a 100% stock dividend. The dividend is payable on November 24, 1998 to shareholders of record on October 23, 1998. The 1998 and 1997 common stock per share data has been adjusted to reflect the effects of the stock dividend. In addition, the Board of Directors authorized the repurchase of up to 50,000 shares (on a pre-split basis) of common stock through open market transactions. The shares will be purchased from time to time depending upon market conditions.

The "Consolidated Average Balance Sheet" on pages 14 and 15 may assist the reader in the following discussion.

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                       -------------------             --------------------
                                                                       1998           1997              1998           1997
                                                                       ----           ----              ----           ----
           PERFORMANCE RATIOS
           Return on Average Assets                                    1.13%          1.16%              1.14%         1.12%
           Return on Average Equity                                   13.06%         13.87%             13.07%        13.45%
           Earnings Retained                                          57.59%         60.38%             59.60%        60.85%
           Dividend Payout Ratio                                      42.41%         39.62%             40.40%        39.15%

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 1998, on a tax equivalent basis, was $4.9 million and $14.7 million, an increase of 1.9% and 3.0% compared to the same periods in 1997, respectively. Average net yields on interest-earning assets, on a tax equivalent basis, were 4.77% and 4.82% for the three- and nine-month periods ended September 30, 1998 compared to 4.95% and 4.98% for the same periods in 1997, respectively. Increases in net interest income can be attributed to an increase in average interest-earning assets of 5.6% or $22.1 million and 6.3% or $24.0 million for the three- and nine-month periods ended September 30, 1998 compared to the same periods last year. The increases in average interest-earning assets are primarily the result of increases in loan activity and investment security acquisitions. While the total amount of loans has increased, the loan growth rate has decreased compared to the same period last year. The decrease in growth rate can be attributed to

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

the Corporation's decision to exit the third party automobile lending business due to less than expected results. The decision took effect on July 3, 1998. The Corporation will continue to service the existing portfolio totaling $24.3 million, but has ceased adding any additional volume. Decreases in the Corporation's net yield on interest-earning assets are primarily the result of a decrease in the yields earned on its interest earning assets and increases in the cost or yield paid on interest bearing liabilities. The Corporation anticipates continued pressure on net yields on interest-earning assets as competition for new loan business remains very strong and the costs of incremental deposit growth and other funding sources become more expensive.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                  Three Months                        Nine Months
         Yield On:                                            Ended September 30,                 Ended September 30,
         ---------                                            -------------------                 -------------------
                                                              1998          1997                   1998         1997
                                                              ----          ----                   ----         ----
Interest Earning Assets                                       8.24%         8.47%                 8.27%        8.43%
Interest Bearing Liabilities                                  4.33%         4.32%                 4.29%        4.22%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           3.91%         4.15%                 3.98%        4.21%
Contribution of Interest Free Funds                           0.86%         0.80%                 0.84%        0.77%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.77%         4.95%                 4.82%        4.98%
                                                              ====          ====                  ====         ====

                        INTEREST INCOME ON FEDERAL FUNDS

         Interest income on federal funds sold for the three- and nine-month periods ended September 30, 1998 increased 51.8% and 62.8% to $167 thousand and $319 thousand, respectively, when compared to the same periods in 1997. The increase in interest income on federal funds sold for the three- and nine-month periods ended September 30, 1998 is primarily the result of a $4.0 million and $3.4 million increase in average balances, respectively, partially offset in the nine-month period by lower rates paid.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities increased 3.4% and decreased 11.4% for the three- and nine-month periods ended September 30, 1998 to $1.27 million and $3.60 million, respectively, when compared to the same period in 1997. The increase for the three-month period is due to an increase in the average balance of $8.6 million offset by a 48 basis point decrease in the yield earned on investment securities when compared to the same period last year. The decrease for the nine-month period is due to a decrease in average balance of $4.7 million and a 40 basis point decrease in the yield earned on securities when compared to the same period last year. Proceeds from the sale of investment securities and maturities have been used to fund continued loan growth over the last three quarters.

                            INTEREST INCOME ON LOANS

         On a tax equivalent basis, interest income on loans generated by the Corporation's loan portfolio increased 1.9% and 6.9% to $7.1 million and $21.3 million for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997, respectively. The increase in interest income on loans for the three- and nine-month periods ended September 30, 1998 is attributable to a $9.4 million and $25.6 million increase in average loans outstanding, respectively, partially offset by 11 and 15 basis point decreases in average interest rates earned compared to the same time periods in 1997, respectively. The decreases in the average rates earned on the Corporation's

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

loan portfolio are a direct result of increased competition for new and existing loan relationships and volume increases in lower yielding third party automobile related loans (occurring during the first and second quarters of 1998) and leases. As noted earlier, the third party automobile lending portfolio failed to meet expected results prompting the Corporation's decision to cease adding additional volume while continuing to service the existing portfolio as of July 3, 1998. Pricing and fee competition on large (over $500,000) loans (new and renewals) remains strong. It is anticipated that this pricing pressure will continue to put pressure on net interest margins. A reduction in fees will also result in a direct decrease in non-interest income.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 6.7% and 8.0% for the three- and nine-month periods ended September 30, 1998 to $3.5 million and $10.2 million, compared to the same periods in 1997. The increase for the three-month period ended September 30, 1998 is the result of increases in average interest-bearing deposits of $21.2 million, partially offset by a 2 basis point decrease in the average rates paid on interest-bearing deposits. The increase for the nine-month period ended September 30, 1998 is the result of increases in average interest-bearing deposits of $20.2 million and a 5 basis point increase in average rates paid on interest-bearing deposits.

         The Corporation's effective rate on interest-bearing deposits increased from 4.21% to 4.26% for the nine-month ended September 30, 1997 and 1998, respectively. Rates being paid on interest bearing liabilities has increased due to competition. Competition for deposits from non-banking institutions, such as, credit unions and mutual fund companies continues to increase. Despite this competition, the Corporation's deposit base is growing and is expected to increase for future time periods. The Corporation's new Frazer branch site opened for business on August 3, 1998. This and other new branches are expected to expand the Corporation's deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 68.3% and 59.8% to $26 thousand and $86 thousand for the three- and nine-month periods ended September 30, 1998 compared to the same time periods in 1997. The decreases are primarily attributable to $7.6 million and $5.7 million decreases in average securities sold under repurchase agreements outstanding, partially offset by 117 and 47 basis point decreases on average rates paid compared to the three- and nine-month periods ended September 30, 1997, respectively.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings decreased 21.1% and 9.2% for the three- and nine-month periods ended September 30, 1998, respectively. The need for borrowings has decreased as a result of increased deposit growth and a decrease in loan growth rate. Borrowings at any time consist of one or more of the following: Overnight Fed Funds purchased, Federal Home Loan Bank ("FHLB") Term Advances, FHLB Open Repo and Repo Plus Advances.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       PROVISION FOR POSSIBLE LOAN LOSSES


         During the three- and nine-month periods ended September 30, 1998, the Corporation recorded a $201 thousand and a $613 thousand provision for possible loan losses, compared to $290 thousand and $946 thousand for the same periods in 1997. The decrease in the provision expense can be attributed to a decreased rate in loan growth for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997. The allowance for possible loan losses as a percentage of total loans was 1.82% at September 30, 1998, and 1.85% at December 31, 1997. See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 28.2% and 25.8% to $1.2 million and $3.4 million for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997. The primary component of non-interest income is Financial Management Services revenue, which increased 14.6% and 12.9% to $573 thousand and $1.7 million for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The market value of Financial Management Services' assets increased $46.0 million to $370.0 million at September 30, 1998 from $324.0 million at September 30, 1997. The increase in Financial Management Services= assets and revenues is primarily the result of market appreciation and new account relationships acquired through stronger marketing efforts.

         Service charges on deposit accounts increased 11.6% and 9.2% to $270 thousand and $788 thousand for the three- and nine-month period ended September 30, 1998, respectively, compared to the same periods in 1997. The increases relate to increases in the volume of deposit accounts and more effective enforcement of service charge policies.

         Other non-interest income increased 89.4% and 88.5% to $334 thousand and $946 thousand for the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997. The increases are attributed to income from service charges for non-customer ATM transactions, which commenced during the second quarter of 1998. Income from the sale of residential mortgages to the secondary market during the first and second quarters of 1998 also contributed to the increases in other non-interest income.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and nine-month periods ended September 30, 1998 increased 12.6% and 10.3% to $4.1 million and $12.1 million compared to the same periods in 1997. The various components of non-interest expense changes are discussed below.

         Salaries and employee benefits increased 6.2% and 9.0% for the three- and nine-month periods ended September 30, 1998 to $2.3 million and $6.7 million compared to the same periods in 1997, respectively. Employee raises, promotions and a proportional increase in employee benefits are primarily responsible for the increases. The hiring of additional staff also contributed to the increases. Average full time equivalent staff increased from 189 for the period ended September 30, 1997 to 203 for the period ended September 30, 1998.

         Net occupancy, equipment, and data processing expense increased 12.0% and 10.2% for the three- and nine-month period ended September 30, 1998 to $838

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

thousand and $2.4 million compared to the same periods in 1997, respectively. The increases are a direct result in the increased number of personal computers and related equipment costs, which are a necessary part of the Corporations core system conversion. The conversion is scheduled to occur during the fourth quarter 1998. See section titled "Building Improvements and Technology Projects" for additional information.

         Other non-interest expense increased 43.8% and 18.5% to $1.0 million and $2.7 million for the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997. This increase can be attributed to increases in the Corporation's marketing and loan related legal expenses as well as additional operating expenses associated with the increases in staff and premises which occurred through the third quarter 1998.

       Construction on the Corporation's new Frazer area branch has been completed. The branch opened for business on August 3, 1998. Preliminary plans for additional branches continue to be pursued. The Corporation believes that the costs associated with opening new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                               1998                                    1997
                                                     ---------------------------------         -------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                    $ 11,908      $   167      5.61%         $  7,862      $   110     5.60%
Investment securities
    Taxable                                             82,500        1,245      6.04%           73,371        1,193     6.50%
    Tax-exempt (1)                                       1,502           29      7.60%            2,011           39     7.69%
                                                       -------       ------                     -------       ------
        Total investment securities                     84,002        1,274      6.06%           75,382        1,232     6.54%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            311,710        6,932      8.90%          299,708        6,753     9.01%
    Tax-exempt (1)                                       6,423          158      9.86%            8,985          208     9.27%
                                                       -------       ------                     -------       ------
        Total loans                                    318,133        7,090      8.91%          308,693        6,961     9.02%
                                                       -------       ------                     -------       ------
        Total interest earning assets                  414,043        8,531      8.24%          391,937        8,303     8.47%
Non-interest earning assets
    Allowance for possible loan losses                  (5,881)                                  (5,732)
    Cash and due from banks                             21,056                                   19,853
    Other assets                                        13,907                                   12,842
                                                       -------                                  -------
        Total assets                                  $443,125                                 $418,900
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $186,108      $ 1,642      3.53%         $173,691      $ 1,362     3.14%
Certificates of deposits and other time                138,027        1,835      5.32%          129,206        1,898     5.88%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     324,135        3,477      4.29%          302,897        3,260     4.31%
Securities sold under repurchase agreements              2,334           26      4.46%            9,957           82     3.29%
Federal Home Loan Bank advances and
   Other Borrowings                                      5,093           86      6.75%            6,953          109     6.27%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  331,562        3,589      4.33%          319,807        3,451     4.32%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                65,047                                   57,538
    Other liabilities                                    8,168                                    6,543
                                                       -------                                  -------
        Total liabilities                              404,777                                  383,888
Stockholders' equity                                    38,348                                   35,012
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $443,125                                 $418,900
                                                       =======                                  =======
Net interest income                                                 $ 4,942                                  $ 4,852
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.77%                                   4.95%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                             1998                                     1997
                                                     --------------------------------         ---------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                    $  7,680      $   319      5.54%         $  4,271      $   196     6.12%
Interest bearing deposits in banks                          --           --        --               264           12     6.06%
Investment securities
    Taxable                                             76,805        3,513      6.10%           80,652        3,937     6.51%
    Tax-exempt (1)                                       1,490           86      7.69%            2,294          127     7.40%
                                                       -------       ------                     -------       ------
        Total investment securities                     78,295        3,599      6.13%           82,946        4,064     6.53%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            314,084       20,790      8.83%          286,511       19,307     8.98%
    Tax-exempt (1)                                       6,619          502     10.12%            8,603          613     9.50%
                                                       -------       ------                     -------       ------
        Total loans                                    320,703       21,292      8.85%          295,114       19,920     9.00%
                                                       -------       ------                     -------       ------
Total Interest Earning Assets                          406,678       25,210      8.27%          382,595       24,192     8.43%
Non-interest earning assets
    Allowance for possible loan losses                  (5,924)                                  (5,483)
    Cash and due from banks                             20,113                                   18,647
    Other assets                                        13,747                                   13,711
                                                       -------                                  -------
        Total assets                                  $434,614                                 $409,508
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $182,773      $ 4,306      3.14%         $173,286      $ 4,048     3.11%
Certificates of deposits and other time                134,989        5,845      5.77%          124,296        5,353     5.74%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     317,762       10,151      4.26%          297,582        9,401     4.21%
Securities sold under repurchase agreements              3,069           86      3.74%            8,734          214     3.27%
Federal Home Loan Bank advances and
   Other borrowings                                      5,343          258      6.44%            6,202          284     6.11%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  326,174       10,495      4.29%          312,518        9,899     4.22%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                63,502                                   56,741
    Other liabilities                                    7,124                                    6,117
                                                       -------                                  -------
        Total liabilities                              396,800                                  375,376
Stockholders' equity                                    37,814                                   34,132
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $434,614                                 $409,508
                                                       =======                                  =======
Net interest income                                                 $14,715                                  $14,293
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.82%                                   4.98%
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

                                       15

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

         Income tax expense for the three- and nine-month periods ended September 30, 1998 was $475 thousand and $1.6 million, respectively, compared to $520 thousand and $1.4 million for the same periods last year. This represents effective tax rates of 27.5% and 29.5% for the three- and nine-month periods ended September 30, 1998, compared with 29.9% and 29.5% for the same periods in 1997, respectively. Tax-exempt instruments as a percentage of total average assets were 1.9% and 2.8% at September 30, 1998 and 1997, respectfully. Tax rates were effected by tax credits which resulted from an investment in a community development project that were accounted for in the second quarter of 1997 and third quarter of 1998.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                DEPOSIT ANALYSIS

                                                    (Annualized)
(Dollars in thousands)                           September 30, 1998           December 31, 1997               Average Balance
                                               --------------------           -------------------        -------------------------
                                                 Average    Effective          Average    Effective          Dollar      Percentage
                                                 Balance      Yield            Balance      Yield           Variance      Variance
                                                 -------      -----            -------      -----           --------      --------

NOW Accounts                                    $ 55,430       2.13%          $ 52,758       2.19%          $ 2,672         5.06%
Money Market                                      28,046       3.14             28,433       3.15              (387)       (1.36)
Statement Savings                                 46,723       3.30             48,381       3.31            (1,658)       (3.43)
Other Savings                                      2,520       2.75              2,996       2.74              (476)      (15.89)
CD's Less than $100,000                          112,860       5.80            108,022       5.80             4,838         4.48
                                                 -------                       -------                       ------

Total Core Deposits                              245,579       4.16            240,590       4.16             4,989         2.07

Demand Deposit Accounts                           63,502         --             57,659         --             5,843        10.13
                                                 -------                       -------                       ------

Total Core and Demand
  Deposits Accounts                              309,081         --            298,249       3.35            10,832         3.63
                                                 -------                       -------                       ------

Tiered Savings                                    50,054       4.14            41,184        4.14             8,870        21.54
CD's Greater than $100,000                        22,129       5.65            17,415        5.54             4,714        27.07
                                                 -------                       -------                       ------

Total Deposits                                  $381,264         --          $356,848        3.55           $24,416         6.84
                                                 =======                      =======                        ======

         The Corporation, as a member of FHLB, maintains a $10 million line of credit secured by the Corporation's mortgage related assets. As of September 30, 1998, the amount outstanding on this line of credit was $0. In addition to the line of credit, the Corporation has additional borrowing capacity at FHLB of approximately $94 million. During the third quarter of 1998, average FHLB advances were approximately $5.1 million and consisted of terms advances representing a combination of maturities. The average interest rate on these advances was approximately 6.75%. FHLB advances are collateralized by a pledge on the Corporation's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Corporation's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $109.2 million or 24.4% of total assets at September 30, 1998, compared with negative $118 million or 28.2% at September 30, 1997, respectively. The Corporation=s gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 1998

(Dollars in thousands)
                                                                   One                Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                  --------      ----------            -----         ---------        -----

ASSETS
    Federal funds sold                         $      8,950     $        --       $        --      $        --    $     8,950
    Investment securities                            34,769          35,501            20,944               --         91,214
    Loans and leases                                119,008         179,519            19,041           (5,788)       311,780
    Cash and cash equivalents                            --              --                --           20,084         20,084
    Premises & equipment                                 --              --                --            9,380          9,380
    Other assets                                      2,029              --                --            3,882          5,911
                                                -----------      ----------        ----------       ----------     ----------
       Total assets                            $    164,756     $   215,020       $    39,985      $    27,558    $   447,319
                                                ===========      ==========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Non-interest bearing deposit               $         --     $        --       $        --      $    66,243    $    66,243
    Interest bearing deposits                       267,188          54,787             1,293               --        323,268
    FHLB Term Advance                                 1,941           3,103                22               --          5,066
    Borrowed funds                                    4,854              --                --               --          4,854
    Other liabilities                                    --              --                --            8,095          8,095
    Capital                                             --               --                --           39,793         39,793
                                                -----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    273,983     $    57,890       $     1,315      $   114,131    $   447,319
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (109,227)     $   157,130       $    38,670      $  (86,573)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (109,227)     $    47,903       $    86,573      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (24.4%)          10.7%             19.4%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                         Three Months                          Nine Months
                                                                            Ended                                 Ended
                                                                         September 30,                         September 30,
                                                                         -------------                         -------------
(Dollars in thousands)                                                1998            1997                1998             1997
                                                                      ----            ----                ----             ----

Balance at beginning of period                                       $ 5,912        $  5,653            $ 5,900          $ 5,218
                                                                     -------         -------             ------
Provision charged to operating expense                                   201             290                613              946
                                                                     -------         -------             ------           ------
    Recoveries of loans previously charged-off                             9              12                 26               80
    Loans charged-off                                                   (334)            (55)              (751)            (344)
                                                                     -------         -------             ------           ------
Net loans charged-off                                                   (325)            (43)              (725)            (264)
                                                                     -------         -------             ------           ------
Balance at end of period                                             $ 5,788         $ 5,900            $ 5,788          $ 5,900
                                                                      ======          ======             ======           ======

Period-end loans outstanding                                        $317,568        $312,237           $317,568         $312,237

Average loans outstanding                                           $318,133        $308,693           $320,703         $295,114

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.82%           1.89%              1.82%            1.89%

Ratio of net charge-offs to average loans
    outstanding (annualized)                                           0.40%           0.04%              0.31%            0.12%

                         NON-PERFORMING LOANS AND ASSETS

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                                                   September 30,                     December 31,
                                                                   -------------                     ------------
(Dollars in thousands)                                         1998              1997                    1997
                                                              -----              ----                    ----

Past due over 90 days and still accruing                     $  614             $  619                 $  466
Non-accrual loans                                             2,183              1,258                  1,443
                                                              -----              -----                  -----
Total non-performing loans                                    2,797              1,877                  1,909
Other real estate owned                                         192                851                  1,651
                                                              -----              -----                  -----
Total non-performing assets                                  $2,989             $2,728                 $3,560
                                                              =====              =====                  =====
Non-performing loans as a percentage
     of total loans                                           0.88%              0.60%                  0.60%
Allowance for possible loan losses as a
   percentage of non-performing loans                       206.94%            314.33%                309.10%
Non-performing assets as a percentage
   of total loans and other real estate owned                 0.94%              0.87%                  1.11%
Allowance for possible loan losses as a
  percentage of non-performing assets                       193.64%            216.28%                165.70%

         The allowance for possible loan losses as a percentage of non-performing loans ratio indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans at September 30, 1998. Other Real Estate Owned ("OREO") represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. In July 1998, the Corporation liquidated from OREO a commercial property for a net amount of $505 thousand resulting in a $15 thousand loss.


         Management is not aware of any loans other than those included in these tables and mentioned in this paragraph that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. During 1997, the Corporation increased third party automobile loans $23 million to $24 million. During 1998, these loans had grown approximately $3 million to $27 million. As of September 30, 1998 these loans totaled approximately $24 million. These loans are unseasoned and have increased non-performing loan numbers. As of September 30, 1998 approximately 7.41% of this portfolio was past due. In addition, approximately $130 thousand in repossessed vehicles is included in other assets. The Corporation decided to withdraw from third party automobile lending due to less than expected results. The Corporation will continue to service the existing portfolio but has not added any additional volume since July 3, 1998. At September 30, 1998 there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed.

                                 LOAN IMPAIRMENT

         In accordance with FAS 114, the Corporation identifies certain loans as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued in such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. These loans are included in the non-accrual loans total in the above analysis.

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

valuing the underlying collateral. The recorded investment in these loans and the valuation for credit losses related to loan impairment are as follows:

(Dollars in thousands)                             September 30, 1998             September 30, 1997            December 31,1997
                                                   ------------------             ------------------            ----------------

Principal amount of impaired loans                       $1,690                         $1,093                         $1,121
Less valuation allowance                                   (338)                          (331)                          (306)
                                                          -----                          ------                         -----
                                                         $1,352                         $  762                         $  815
                                                          =====                          =====                          =====

The activity in the valuation allowance for the three- and nine-month periods ended September 30, 1998 and 1997 is as follows:

                                                                     September 30, 1998                September 30, 1997
                                                                  -----------------------           ------------------------
                                                                   Three            Nine                Three           Nine
                                                                  Months           Months              Months          Months
                                                                   Ended            Ended               Ended          Ended
                                                                   -----            -----               -----          -----

Valuation allowance at beginning of period                          $  297          $  306             $  318           $ 419
Provision for loan impairment                                           50             125                 50             125
Direct charge-offs                                                      (9)            (93)               (37)           (213)
Recoveries                                                              --              --                 --              --
                                                                     -----                              -----            -----
Valuation allowance at end of period                                $  338          $  338             $  331           $  331
                                                                     =====           =====              =====            =====

         Total cash collected on impaired loans during the three- and nine-month periods ended September 30, 1998 was $102 thousand and $123 thousand of which $81 thousand and $102 thousand were credited to the principal balances outstanding. During the three- and nine-month periods ended September 30, 1998, $20 thousand was credited to interest income for both periods, respectively. Interest that would have been accrued on impaired loans during the three- and nine-month periods ended September 30, 1998 was $38 thousand and $97 thousand, respectively. Interest income recognized during the three- and nine-month periods ended September 30, 1998 was $20 thousand.

         Total cash collected on impaired loans during the three- and nine-month periods ended September 30, 1997 was $64 thousand and $276 thousand, respectively, of which $63 thousand and $245 thousand was credited to the principal balance outstanding. During the three-month period ended September 30, 1997, $1 thousand was credited to interest. Interest that would have been accrued on impaired loans during the three- and nine- month periods ended September 30, 1997 was $13 thousand and $38 thousand, respectively. Interest income recognized during the three- and nine-month periods ended September 30, 1997 was $0 and $36 thousand, respectively.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         During 1998, the Corporation completed construction of a 2,750 square foot branch office in the Frazer area. The Branch opened for business on August 3, 1998.

         In December 1997, the Corporation entered into an agreement to purchase a 25,000 square foot office building adjacent to the Corporation's existing Operation Center in West Chester, Pennsylvania for approximately $1.7 million. The Corporation took possession of the property in September 1998 and expects to occupy the building sometime during 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         In September 1998, the Corporation entered into an agreement to purchase approximately five acres of land in Chester County, Pennsylvania for approximately $1.4 million. The Corporation is scheduled to take possession of the land in September 1999.

         During 1997, the Corporation completed an in depth review of its core processing system and concluded that a new core processing system was needed for competitive reasons. After extensive research, the Corporation selected Jack Henry and Associates Inc. ("JHA") to provide the new core processing system. JHA is a major provider of community bank core processing systems. Specifically, the Corporation contracted with JHA to purchase its Silverlake System, related hardware, installation and training services. First year contract costs are estimated to be $1.2 million. The conversion process has commenced and is expected to be completed in the fourth quarter of this year.

                                YEAR 2000 ISSUES

State of Readiness
------------------

         The Corporation has adopted a Year 2000 ("Y2K") policy to address the inability of certain information systems and automated equipment to properly recognize and process dates containing the Y2K and beyond, (the "Y2K Issue"). If not corrected, these systems and equipment could produce inaccurate or unpredictable results commencing on January 1, 2000. The Corporation, similar to most financial services providers, is particularly vulnerable to the potential impact of the Y2K Issue due to the nature of financial information. Potential impacts to the Corporation may arise from software, computer hardware, and other equipment failure both within the Corporation's direct control and outside of the Corporation's ownership yet with which the Corporation electronically or operationally interfaces. The Corporation has no internally generated software coding to correct. Substantially all of the software utilized by the Corporation is purchased or licensed from external providers.

         In order to address the Y2K Issue, the Corporation has developed and implemented a five phase compliance plan. The compliance plan is divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation;
(4)  Validation  and  Testing;  and  (5)  Implementation.  The  Corporation  has
completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases. The Corporation anticipates that the validation, testing and implementation phases of mission-critical systems will be substantially completed by March 31, 1999.

         JHA has tested the unmodified version of its Silverlake system and the Federal Financial Institutions Examination Council ("FFIEC") has reviewed JHA test procedures and has provided the Corporation with a copy of the results. The Corporation will conduct an independent test on the Silverlake system and related hardware during the week of March 7, 1999. Testing will consist of an integrated test for critical dates and a baseline test.

         The Corporation's Financial Management Services Department outsources its core processing to Sunguard Trust System Inc.'s ("STS") Charlotte. STS is a provider of data processing services to the financial services industry. STS has informed the Corporation that, based upon tests, which it has conducted and is currently conducting, it believes its systems are Y2K compliant. The Corporation will rely on testing conducted by STS and will also rely on Proxy Tests conducted by certain STS customers. The Corporation anticipates testing to be completed by December 31, 1998.

The Costs to Address the Corporation's Year 2000 Issues
-------------------------------------------------------

         The Corporation has incurred direct Y2K project cost of $19 thousand as of September 30, 1998. The Corporation anticipates that its total Y2K project cost will not exceed $150,000. This estimated project cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be free of unfavorable Y2K issues and therefore not present a material adverse impact upon the Corporation. The aforementioned Y2K project cost estimate also may change as the Corporation progresses in its Y2K program and obtains additional information associated with, and conducts further testing concerning, third parties. At this time, no significant projects have been delayed as a result of the Corporation's Y2K effort.

Risk Assessment
---------------

         In assessing the Corporation's Y2K exposure the Corporation is identifying those suppliers and customers whose possible lack of the Y2K Issue preparedness might expose the Corporation to financial loss. Financial loss includes but is not limited to the following: (1) monies paid to suppliers for which no performance is rendered; (2) inability of suppliers to furnish necessary items may result in costly business interruptions; and (3) inability of loan customers to repay amounts due.

         The Corporation has initiated formal communications with its significant vendors and large loan customers (over $250,000) to determine its vulnerability as a result of the failure of those third parties to remediate their own Y2K Issues. For significant vendors, the Corporation will review their Y2K capabilities by December 31, 1998 or make plans to switch to new vendors with systems that are Y2K compliant. For large loan customers, the Corporation will take appropriate action based upon each customer's response to the Corporation's Y2K communication.

The Corporation's Contingency Plan
----------------------------------

         The Corporation has developed labor intensive contingency plans, which are designed to render the Corporation operational for a period of seven to fourteen days should a Y2K problem surface. These contingency plans consist of various manual tasks, which include but are not limited to the following:

1. Maintenance of new loan input and loan payments collected are to be maintained on Microsoft Excel spreadsheets;

2. Maintenance of core deposit account information as well as account closings are to maintained on Microsoft Excel spreadsheets;

3.       Manual sorting of deposit tickets and checks by account number;  and

4.       Manual preparation of billing notices

         At this time the Corporation cannot estimate the cost, if any, that might be required to implement such contingency plans.

Other
-----
         Financial institution regulators have intensively focused upon Y2K exposures, issuing guidance concerning the responsibilities of senior management

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

and directors in addressing the Y2K Issue. Y2K testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. In May 1997, the FFIEC issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Y2K project management awareness. The FFIEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century begins. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Y2K Issue.

         The federal banking agencies, including the Office of the Comptroller and the Currency ("OCC") have been conducting Y2K compliance examinations. The failure to implement an adequate Y2K program can be identified as an unsafe and unsound banking practice. The Corporation and the Bank are subject to regulation and supervision by the OCC which regularly conducts reviews of the safety and soundness of the Corporation's operations, including the Corporation's progress in becoming Y2K compliant. The OCC has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Y2K rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Y2K compliance programs when reviewing applications and may deny an application based on Y2K related issues. Failure by the Corporation to adequately prepare for Y2K issues could negatively impact the Corporation's banking operations, including the imposition of restrictions upon its operations by the OCC.

         Despite the Corporation's activities in regards to the Y2K Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Corporation's business, financial condition, results of operations, and business prospects.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 1998, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                       September 30,              December 31,                 "Well Capitalized"
CAPITAL RATIOS                           --------------------------         ------------                    Requirements
                                           1998               1997              1997                      ----------------
                                           ----               ----              ----

Corporation
-----------
Leverage Ratio                             8.75%              8.48%              8.57%                         5.00%
Tier I Capital Ratio                      11.71%             11.30%             11.22%                         6.00%
Total Risk-Based Capital Ratio            12.96%             12.56%             12.48%                        10.00%

Bank
----
Leverage Ratio                             8.56%              8.57%              8.30%                         5.00%
Tier I Capital Ratio                      11.46%             11.22%             10.89%                         6.00%
Total Risk-Based Capital Ratio            12.71%             12.48%             12.14%                        10.00%

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Corporation is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was 13.18% and 9.33% for the nine months ended September 30, 1998 and 1997, respectively. The growth rate is computed by annualizing the change in equity during the last period and doubling it by total stockholders equity at September 30, 1998 and 1997, respectively.

                           FORWARD-LOOKING STATEMENTS

       This report contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to among other things, planned investments in new technology, branch locations, anticipated pressures on net yields, and the Y2K Issue.

       Risks and uncertainties could cause actual future results and investments to differ materially from those contemplated in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:
(a) loan growth and/or loan margins may be less than expected, due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) volatility in the Corporation's market area due to recent mergers may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse; (f) unforeseen difficulties in implementing the Y2K compliance plan or contingency plans; and (g) failure of suppliers and customers to be Y2K compliant. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Readers are cautioned not to place undue reliance on these and similar forward-looking statements, which speak only as the date of this report. The Corporation undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1997 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1997, with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 22-23 of the Corporation's 1997 Annual Report for this assessment.

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

         27.      Financial Data Schedule.
                  -----------------------
                  (b)       Reports on Form 8-K
                            -------------------
                  A Form 8-K was filed on September 22, 1998 with the SEC via EDGAR pertaining to a press release on the stock dividend described herein on pages 7 and 9 and the Corporation's plan to repurchase 50,000 shares on a pre-split basis described herein on page 9.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as amended.



                         FIRST WEST CHESTER CORPORATION


                                Charles E. Swope


                              /s/ Charles E. Swope
                              ____________________
                                    President


                             DATE: November 16, 1998


                                 J. Duncan Smith


                               /s/ J. Duncan Smith
                               ____________________
                                    Treasurer
                              (Principal Accounting
                             and Financial Officer)