Form 10-K
period 1998-12-31
FIRST WEST CHESTER CORP
filed 1999-03-26
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998, OR

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

              9 North High Street, West Chester, Pennsylvania 19380
              -----------------------------------------------------
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (610) 692-3000
                                                            -------------
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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 1999, was approximately $73,687,000.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 1999, was 4,605,282.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference into Parts I and II hereof. The Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

PART I:           Item 1 -   Business                                                                        1
                  Item 2 -   Properties                                                                     13
                  Item 3 -   Legal Proceedings                                                              14
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            14


PART II:          Item 5 -   Market for the Corporation's Common Equity and
                             Related Stockholder Matters                                                    14
                  Item 6 -   Selected Financial Data                                                        14
                  Item 7 -   Management's Discussion and Analysis of Financial
                                 Condition and Results of Operation                                         15
                  Item 7A -  Quantitative and Qualitative Disclosures About
                             Market Risk
                  Item 8 -   Financial Statements and Supplementary Data                                    15
                  Item 9 -   Changes In and Disagreements with Accountants on
                                 Accounting and Financial Disclosure                                        15


PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            15
                  Item 11 -  Executive Compensation                                                         15
                  Item 12 -  Security Ownership of Certain Beneficial Owners
                                 and Management                                                             15
                  Item 13 -  Certain Relationships and Related Transactions                                 15


PART IV:          Item 14 -  Exhibits, Financial Statement Schedules and Reports
                             on Form 8-K
                                                                                                            16



SIGNATURES                                                                                                  19

                                     PART I

Item 1.  Business.
-------  ---------

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

BUSINESS OF THE BANK

         The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through seven banking offices located in Chester County, Pennsylvania, including its main office. In addition, the Bank operates four limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 1998, the Bank had total assets of approximately $471 million, total loans of approximately $320 million, total deposits of approximately $418 million and employed 206 full-time equivalent persons.

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

         The Bank's Financial Management Services Department (formerly, the Trust Department) provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. At December 31, 1998, the Bank's Financial Management Services Department administered or provided investment management for 827 accounts, which possessed assets with an aggregate market value of approximately $405 million. For the year ended December 31, 1998, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $2.3 million and accounted for 5.9% of the total of interest income and other income of the Bank for such period.

COMPETITION

         The Bank's service area consists primarily of greater Chester County, including West Chester and Kennett Square, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from community banks, thrift institutions and other non-bank financial organizations. The Bank also competes with banking and financial branching systems, some from out of state, which are substantially larger and have greater financial resources than the Bank. There are branches of many commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $30 million. The Bank had total assets of approximately $471 million as of December 31, 1998.

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

BUSINESS OF EGSC

         EGSC was formed in 1996 to hold the Bank's partnership interest in WCP Partnership. WCP Partnership was formed to facilitate the acquisition, necessary repairs, required environmental remediation and other actions necessary to sell real property located in West Chester, Pennsylvania (the "West Chester Property") at fair market value. EGSC purchased a 62% interest in the mortgage on the West Chester Property in 1996 from the Bank at book value and immediately contributed the interest in the mortgage to WCP Partnership as capital. Another financial institution contributed the remaining 38% interest in the mortgage to WCP Partnership. WCP Partnership foreclosed on the West Chester Property in 1996. During 1997, the property was liquidated. The proceeds from the liquidation were in excess of the transferred loan amount resulting in a gain which was included in noninterest income. As of December 31, 1998, the WCP Partnership was dissolved.

SUPERVISION AND REGULATION

General

          The Corporation is a bank holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC"). Certain aspects of the Bank's operation are also subject to state laws. The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation and the Bank.

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


The Community Reinvestment Act

         The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 1998. The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received a "satisfactory" rating in 1998.

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

         The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 1998, the Bank, without affirmative governmental approvals, could declare aggregate dividends in

1998 of approximately $5.9 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 1998, through the date of declaration of such dividend less dividends previously paid in 1998, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law).

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

         A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 1998, 1997 and 1996, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized." See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial
Condition" and "--Capital Adequacy" and Part II, Item 8, "Note I -- Capital Requirements" in the consolidated financial statements.

Deposit Insurance Assessments

         The Bank is subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or
C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). As of January 1, 1999, well capitalized Subgroup A institutions will pay between 0.00% and 0.10% per annum.

         In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment will be 1.220 basis points for 1999. For the first quarter of 1999, the Bank's assessments for BIF and BIF FICO are $0.00 and $11,918, respectively.

Other Matters

         Federal and state law also contains a variety of other provisions that affect the operations of the Corporation and the Bank including certain reporting requirements, regulatory standards and guidelines for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of nationally-chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

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

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

         The Corporation adopted the Financial Accounting Standards Board Statement ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. See Note A-6 in Notes to Consolidated Financial Statements included in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference.

Stock Based Compensation Plans

         The Corporation adopted SFAS No. 123, "Accounting for Stock Based Compensation" on January 1, 1996. See Note A-10 in Notes to Consolidated Financial Statements included in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference.

Accounting for Transfer and Services of Financial Assets and Extinquishments of


         The Corporation adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS No. 127, as of January 1, 1998. See Note A-14 in Notes to Consolidated Financial Statements included in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference.

Earnings Per Share

         The Corporation adopted SFAS No. 128, "Earnings per Share" as of January 1, 1998. See Note A-12 in Notes to Consolidated Financial Statements included in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference.

Reporting Comprehensive Income

         The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" effective as of January 1, 1998. See Note A-15 in Notes to Consolidated Financial Statements included in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference.

Disclosures about Segments of an Enterprise and Related Information

         The Corporation adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" as of January 1, 1998. See Note A-16 in Notes to Consolidated Financial Statements included in the Corporations 1998 Annual Report to Shareholders, incorporated by herein by reference.

Disclosures about Derivative Instruments and Hedging Activities

         In June 1998, SFAS No. 133, "Disclosures about Derivative Instruments and Hedging Activities" was issued effective for all fiscal quarters of fiscal years beginning after June 15, 1999. See Note A-17 in Notes to Consolidated Financial Statements included in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference.

STATISTICAL DISCLOSURES

         The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 1998 Annual Report to Shareholders, incorporated herein by reference.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                            RATE VOLUME ANALYSIS (1)


                              Increase (decrease) in net interest income due to:
                              --------------------------------------------------
                                        Volume (2)    Rate (2)       Total          Volume (2)  Rate (2)  Total
                                        ------        ----           -----          ------      ----      -----
(Dollars in thousands)                         1998 Compared to 1997                          1997 Compared to 1996
                                        ---------------------------------                ---------------------------------


INTEREST INCOME
Federal funds sold                      $   138      $   (10)     $   128          $  (435)     $     9   $ (426)
Interest Bearing Deposits in Banks          (12)         -            (12)             (35)         -        (35)
                                        -------       ------       ------           ------       ------    -----

Investment securities
   Taxable                                  244         (410)        (166)            (946)         187     (759)
   Tax-exempt(3)                            (42)           4          (38)             (29)           5      (24)
                                        -------       ------       ------           ------       ------    -----
       Total investment securities          202         (406)        (204)            (975)         192     (783)

Loans
   Taxable                                2,035         (198)       1,837            4,430         (738)   3,692
   Tax-exempt(3)                           (205)          32         (174)             210         (169)      41
                                        -------       ------       ------           ------       ------    -----
       Total loans(4)                     1,830         (167)       1,663            4,640         (907)   3,733
                                        -------       ------       ------           ------       ------    -----

Total interest income                     2,158         (582)       1,575            3,195         (706)   2,489
                                        -------       ------       ------           ------       ------    -----

INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 323          (46)         277              162           43      205
Certificates of deposits and other time     714           18          732              582           68      650
                                        -------       ------       ------           ------       ------    -----
   Total interest bearing deposits        1,037          (28)       1,009              744          111      855

Securities sold under repurchase
   agreements                              (181)          16         (165)             (37)          (2)     (39)
Other borrowings                            (76)          15          (61)              --          401      401
                                        -------       ------       ------           ------       ------    -----

Total Interest expense                      780            3          783              707          510    1,217
                                        -------       ------       ------           ------       ------    -----

Net Interest income                    $  1,378      $  (585)     $   792          $ 2,488      $(1,216)  $1,272
                                        =======       ======       ======           ======       ======    =====


NOTES:
-----

(1) The related average balance sheets can be found on page 25 of the Corporation's 1998 Annual Report to Shareholders.

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



                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                     LOAN PORTFOLIO BY TYPE AT DECEMBER 31,


(Dollars in thousand)             1998              1997              1996              1995            1994
                            --------------     ---------------  ---------------     -------------  ---------------

                              Amount     %       Amount    %      Amount     %      Amount     %     Amount     %
                              ------     -       ------    -      ------     -      ------     -     ------     -

Commercial loans             $  85,110   27%  $  93,914    30%  $ 87,932     34%  $ 86,686    36%  $  87,689    37%

Real estate - construction      13,439    4%     17,256     5%    11,447      4%     9,372     4%      4,607     2%

Real estate - other            133,191   42%    117,953    37%   109,179     41%   100,814    41%    101,589    42%

Consumer loans (1)              62,481   19%     66,753    21%    39,803     15%    33,836    14%     32,984    14%

Lease financing receivables     26,174    8%     23,023     7%    16,221      6%    11,879     5%     12,257     5%
                              --------         --------          -------          --------          --------

     Total gross loans       $ 320,395  100%  $ 318,899   100%  $264,582    100%  $242,587   100%  $ 239,126   100%

Allowance for possible loan
     losses(2)               $  (5,877)       $  (5,900)        $ (5,218)         $ (4,506)        $ (3,303)
                              --------          -------           ------           --------          -------

     Total loans(2)          $ 314,518        $ 312,999         $259,364          $238,081         $ 235,823
                              ========         ========          =======           =======           =======



NOTES:
-----

(1) Consumer loans include open-end home equity lines of credit and credit card receivables.

(2) The Corporation does not breakdown the allowance for possible loan losses by area, industry or type of loan because the evaluation process used to determine the adequacy of the reserve is based on the portfolio as a whole. Management believes such an allocation would not be meaningful. See pages 29-30 of the Corporation's 1998 Annual Report to Shareholders for additional information.

(3) At December 31, 1998 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 1998 (1) (2)


                                                                   Maturing
                                                Maturing         After 1 Year         Maturing
                                                Within            And Within            After
(Dollars in thousands)                          1 Year (3)          5 Years            5 Years          Total
                                               --------          ------------          -------       ----------

Commercial loans                                $64,963             $5,563             $14,584        $85,110

Real Estate - construction                       13,439                 --                  --         13,439
                                                 ------              -----              ------         ------

       Total                                    $78,402             $5,563             $14,584        $98,549
                                                 ======              =====              ======         ======


Loans maturing after 1 year with:

Fixed interest rates                                                $5,563             $14,584

Variable interest rates                                                 --                  --
                                                                     -----              ------

       Total                                                        $5,563             $14,584
                                                                     =====              ======


NOTES:
-----

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


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 1998



                                                      Due over          Due over
                                     Due               1 year           5 years          Due
                                    Within             Through          Through          Over
(Dollars in thousands)              1 year             5 years         10 years       10 years          Total
                                    ------             -------         --------       --------          -----

Held-to-Maturity
     U.S. Treasury                      --                 --               --             --              --
     U.S. Government agency             --                 --               --             --              --
     Mortgage-backed securities (1)    442                359               --             58             859
     State and municipal (2)           340                907            1,660             --           2,907
     Corporate securities            1,000              2,110               --             --           3,110
     Asset-backed (1)                  530                 --               --             --             530
                                    ------             ------           ------        -------        --------
                                     2,312              3,376            1,660             58           7,406
                                    ------             ------           ------        -------        --------

Available-for-Sale
     U.S. Treasury                   4,996                 --               --             --           4,996
     U.S. Government agency             --                 --               --             --              --
     Mortgage-backed securities (1)     --             10,737           11,409         55,259          77,405
     State and municipal (2)            --                 --               --            500             500
     Corporate securities            1,000                 --            4,578            694           6,272
     Asset-backed (1)                   --                 --            1,585          7,052           8,637
     Mutual Funds                       --                 --               --          1,091           1,091
     Other equity securities (3)        --                 --               --          3,037           3,037
                                    ------             ------           ------        -------        --------
                                     5,996             10,737           17,572         67,633         101,938
                                    ------             ------           ------        -------        --------

Total Investment securities        $ 8,308            $14,113          $19,232       $ 67,691        $109,344
                                    ======             ======           ======        =======         =======

Percent of portfolio                 7.60%            12.91%            17.59%        61.91%          100.00%
                                     ====             =====             =====         =====           ======

Weighted average yield               5.82%             5.90%             6.50%         5.71%            5.89%
                                     ====              ====              ====          ====             ====


NOTES:
-----

(1) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.

(2) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.

(3) Other equity securities having no stated maturity have been included in "Due over 10 years".


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      INVESTMENT SECURITIES AT DECEMBER 31,

                                            1998                         1997                       1996
                                  -----------------------        ----------------------    ----------------------
(Dollars in thousands)              Book          Market           Book        Market        Book         Market
                                    Value          Value           Value        Value        Value        Value
                                    -----          -----           -----        -----        -----        -----

Held-to-Maturity
     U.S. Treasury               $      --    $      --         $  1,493     $  1,494      $  1,483      $ 1,482
     U.S. Government agency             --           --               --           --            --           --
     Mortgage-backed securities        859          860            1,519        1,520         2,145        2,130
     State and municipal             2,907        3,069            3,955        4,081         5,742        5,834
     Corporate securities            3,110        3,144            4,115        4,129         5,121        5,123
     Asset-backed                      530          533            1,000        1,013         1,176        1,180
     Mutual funds                       --           --               --           --            --           --
     Other equity securities            --           --               --           --            --           --
                                  --------     --------          -------     --------       -------       ------
                                 $   7,406    $   7,606         $ 12,082     $ 12,237      $ 15,667      $15,749
                                  ========     ========          =======      =======       =======       ======


Available-for-Sale
     U.S. Treasury               $   5,019    $   5,019         $  6,528     $  6,528      $  9,529      $ 9,529
     U.S. Government agency             --           --            7,392        7,392        14,503       14,503
     Mortgage-backed securities     77,516       77,516           47,688       47,688        47,031       47,031
     State and municipal               497          497               --           --           278          278
     Corporate securities            6,262        6,262            1,000        1,000            --           --
     Asset-backed                    8,760        8,760               --           --         1,268        1,268
     Mutual Funds                    1,039        1,039            1,042        1,042         7,535        7,535
     Other equity securities         3,287        3,287            1,866        1,866         1,864        1,864
                                 ---------    ---------          -------      -------       -------      -------
                                 $ 102,380    $ 102,380         $ 65,516     $ 65,516      $ 82,008      $82,008
                                  ========     ========          =======      =======       =======       ======


         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 1998

                              Due Within       Over 3 Months          Over 6 Months        Due Over
(Dollars in thousands)         3 Months       Through 6 Months      Through 12 Months      12 Months       Total
                             -----------      ----------------      -----------------      ---------       -----

Certificates of Deposit
    $100,000 or more           $ 7,778             $ 6,193               $ 3,697           $ 10,153       $27,821


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,


(Dollars in thousands)                         1998           1997            1996           1995           1994
                                             --------       --------        --------       --------       --------

Interest income which would
  have been recorded (1)                      $ 129         $   64          $   42         $  103         $ 432

Interest income that was
  received from customer                         25             37               1            172            --
                                              -----          -----          ------          -----          ----

                                              $ 104         $   27          $   41         $  (69)        $ 432
                                               ====          =====           =====          =====          ====






NOTES:
------

(1) Generally the Bank places a loan in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.


Item 2.  Properties.
-------  -----------

         The Bank owns eight properties which are not subject to any mortgages. The Corporation owns one property which is not subject to any mortgage, and which is located at 124 West Cypress Street, Kennett Square, Pennsylvania. In addition, the Corporation leases the Westtown-Thornbury, Exton and Frazer Offices. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank and the Corporation, and other properties owned by the Bank and the Corporation which may serve as future sites for branch offices.

Current                                                                                       Date
Banking                                                                                    Acquired
Offices / Use                             Address                                         or Opened
-------------                             -------                                         ---------

Main Office / Branch                9 North High Street                                 December 1863
and Corporate                       West Chester, Pennsylvania
Headquarters

Walk-In Facility / Branch           17 East Market Street                               February 1978
                                    West Chester, Pennsylvania

Westtown-Thornbury /                Route 202 and Route 926                             May 1994
Branch                              Westtown, Pennsylvania

Goshen / Branch                     311 North Five Points Road                          September 1956
                                    West Goshen, Pennsylvania

Kennett Square / Branch             126 West Cypress Street                             February 1987
                                    Kennett Square, Pennsylvania

Exton / Branch                      Route 100 and Boot Road                             August 1995
                                    West Chester, Pennsylvania

Frazer / Branch                     309 Lancaster Avenue                                August 1998
                                    Frazer, Pennsylvania

Former Commonwealth                 High & Market Streets                               July 1995
Building / Mortgage Center          West Chester, Pennsylvania


Other                                                                                   Date Acquired
Properties / Use                            Address                                       or Opened
----------------                            -------                                       ---------

Operations                          202 Carter Drive                                    July 1988
Center / Operations                 West Chester, Pennsylvania

Matlack Street /                    887 South Matlack Street                            September 1998
Operations                          West Chester, Pennsylvania

Paoli Pike / Parking                1104 Paoli Pike                                     July 1963
                                    West Chester, Pennsylvania

Kennett Square / Parking            124 West Cypress Street                             July 1986
                                    Kennett Square, Pennsylvania

Westtown / Operations               1039 Wilmington Pike                                February 1965
                                    Westtown, Pennsylvania

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

           None.

                                     PART II
                                     -------

Item 5.  Market for the Corporation's Common Equity and Related Stockholder
-------  ------------------------------------------------------------------
         Matters.
         -------

         The Corporation's Common Stock is publicly traded over the counter. Trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 1998 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 1998, there were approximately 920 shareholders of record of the Corporation's Common Stock.

         The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 1998 and 1997, as set forth in the following table (which have been adjusted for the stock splits which occurred on April 1, 1997 and November 24, 1998):

                                                                    Dividends
                                                                    ---------

                                                               Amount Per Share
                                                               ----------------

                                                             1998          1997
                                                             ----          ----

First Quarter.............................................  $ 0.11        $ 0.10
Second Quarter............................................    0.11          0.10
Third Quarter.............................................    0.11          0.10
Fourth Quarter............................................    0.14          0.12
                                                             -----         -----
  Total...................................................  $ 0.47        $ 0.42
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

Item 6.  Selected Financial Data.
-------  ------------------------

            Selected financial data concerning the Corporation and the Bank is incorporated herein by reference from the Corporation's 1998 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  ------------  ---------------------------------------------------------
         of Operations.
         -------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the Corporation's 1998 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         Quantitative  and  Qualitative   Disclosures   About  Market  Risk  are
incorporated herein by reference from the Corporation's 1998 Annual Report to Shareholders, attached as an exhibit hereto.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated herein by reference from the Corporation's 1998 Annual Report to Shareholders, attached as an exhibit hereto.

Item 9.  Changes in  and Disagreements  with  Accountants on Accounting  and
-------  -------------------------------------------------------------------
         Financial Disclosure.
         --------------------

            None.

                                    PART III

Item 10. Directors and Executive Officers of the Corporation.
-------- ----------------------------------------------------

         The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 19, 1998, for its 1999 Annual Meeting of Shareholders.

Item 11. Executive Compensation.
-------- ----------------------

         The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 19, 1998, for its 1999 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 19, 1998, for its 1999 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.
-------- ----------------------------------------------

         The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 19, 1998, for its 1999 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

1.  Index to Consolidated Financial Statements
    ------------------------------------------

                                                                               Page of Annual
                                                                           Report to Shareholders
                                                                           ----------------------
Consolidated Balance Sheets                                                        Page 35
at December 31, 1998 and
1997

Consolidated Statements of                                                         Page 36
Income and Comprehensive
Income for the years ended
December 31, 1998, 1997
and 1996

Consolidated Statement of                                                          Page 37
Changes in Stockholders'
Equity for the years
ended December 31, 1998,
1997 and 1996

Consolidated Statements of                                                         Page 38
Cash Flows for the years ended
December 31, 1998, 1997 and 1996

Notes to Consolidated                                                              Pages 39 to 57
Financial Statements

Report of Independent Certified                                                    Page 59
Public Accountants


         The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January 22, 1999, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated herein by reference.

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

3.   Exhibits
     --------

         The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

*        3(i).  Articles of Incorporation. Copy of the Articles of Incorporation
                -------------------------
                of the Corporation, as amended.

         3(ii). By-Laws of the Corporation. By-Laws of the Corporation, filed as
                --------------------------
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

         10.    Material contracts.
                ------------------
                  (a) Copy of Employment Agreement among the Corporation, the Bank and Charles E. Swope dated January 1, 1998, filed as Exhibit 10 (a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

                  (b) Copy of the Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 8, 1997 (File no. 333-33175) is incorporated herein by reference.

                  (c) Copy of the Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 12, 1997 (File no. 333-33411) is incorporated herein by reference.

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

                  (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an exhibit to the Corporation's Proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

*        13       Annual  Report to  Security  Holders, Form 10-Q  or Quarterly
Report to Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 1998. With the exception of the pages listed in the Index to Consolidated Financial Statements and the items referred to in Items 1, 5, 6, 7 and 8 hereof, the Corporation's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

*        21.      Subsidiaries of the Corporation.  The First  National Bank of
West Chester, a banking institution organized under the banking laws of the United States in December 1863. 323 East Gay Street Corporation incorporated in 1996 in the State of Pennsylvania.

*        23.      Consents of experts and counsel.  Consent of Grant Thornton
                  LLP, dated March 25, 1999.

* 27. Financial Data Schedules. A Financial Data Schedule is being submitted with the Corporation's 1998 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K. 1996 and 1995 Restated Financial Data Schedules as per FASB 128.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FIRST WEST CHESTER CORPORATION


                                                   /s/ Charles E. Swope
                                               By:_______________________
                                                   Charles E. Swope,
                                                   President

Date:  March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 26, 1999.

      Signature                                         Title
      ---------                                         -----

/s/ Charles E. Swope                           President, Chief Executive
______________________________                 Officer and Chairman of the
Charles E. Swope                               Board of Directors


/s/ J. Duncan Smith                            Treasurer (Principal Accounting
______________________________                 and Financial Officer)
J. Duncan Smith




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

/s/ J. Carol Hanson                                       Director
---------------------------------
J. Carol Hanson

/s/ John S. Halsted                                       Director
---------------------------------
John S. Halsted

/s/ David L. Peirce                                       Director
---------------------------------
David L. Peirce

/s/ John B. Waldron                                       Director
---------------------------------
John B. Waldron

                                Index to Exhibits
                                -----------------

         The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

*        3(i).  Articles of Incorporation. Copy of the Articles of Incorporation
                -------------------------
                of the Corporation, as amended.

         3(ii). By-Laws of the Corporation. By-Laws of the Corporation, filed as
                --------------------------
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

         10.    Material contracts.
                ------------------
                  (a) Copy of Employment Agreement among the Corporation, the Bank and Charles E. Swope dated January 1, 1998, filed as Exhibit 10 (a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

                  (b) Copy of the Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 8, 1997 (File no. 333-33175) is incorporated herein by reference.

                  (c) Copy of the Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 12, 1997 (File no. 333-33411) is incorporated herein by reference.

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

                  (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an exhibit to the Corporation's Proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

*        13       Annual  Report to  Security  Holders, Form 10-Q  or Quarterly
Report to Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 1998. With the exception of the pages listed in the Index to Consolidated Financial Statements and the items referred to in Items 1, 5, 6, 7 and 8 hereof, the Corporation's 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report.

*        21.      Subsidiaries of the Corporation.  The First  National Bank of
West Chester, a banking institution organized under the banking laws of the United States in December 1863. 323 East Gay Street Corporation incorporated in 1996 in the State of Pennsylvania.

*        23.      Consents of experts and counsel.  Consent of Grant Thornton
                  LLP, dated March 25, 1999.

* 27. Financial Data Schedules. A Financial Data Schedule is being submitted with the Corporation's 1998 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K. 1996 and 1995 Restated Financial Data Schedules as per FASB 128.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1998.