Form 10-Q
period 1999-03-31
FIRST WEST CHESTER CORP
filed 1999-05-14
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999, OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.


                         FIRST WEST CHESTER CORPORATION
             (Exact name of Registrant as specified in its charter)


               Pennsylvania                          23-2288763
          (State or other jurisdiction of           (IRS Employer
           incorporation or organization)            Identification No.)


               9 North High Street, West Chester, Pennsylvania           19380
                    (Address of principal executive offi              (Zip code)


                                 (610) 692-1423
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of May 1, 1999 was 4,581,182.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                             Consolidated Statements of Condition
                             March 31, 1999 and December 31, 1998                                                         3


                             Consolidated Statements of Income
                             Three-Months Ended March 31, 1999 and 1998                                                   4


                             Consolidated Statements of Stockholder's Equity                                              5


                             Consolidated Statements of Cash Flows
                             Three-Months Ended March 31, 1999 and 1998                                                   6


                             Notes to Consolidated Financial Statements                                                 7-8


                  Item 2 - Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                              9-24

                  Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                    25

Part II. OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                                             26
                  Item 2 - Changes in Securities                                                                         26
20
                  Item 3 - Defaults upon Senior Securities                                                               26
                  Item 4 - Submission of Matters to a Vote of Security Holders                                        26-27
                  Item 5 - Other Information                                                                             27
                  Item 6 - Exhibits and Reports on Form 8-K                                                              28


                  Signatures                                                                                             28





                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                        (Unaudited)
(Dollars in thousands)                                                                    March 31,          December 31,
                                                                                            1999                 1998
                                                                                         ----------           ----------
ASSETS
    Cash and due from banks                                                              $   22,110           $   25,006
    Federal funds sold                                                                        8,000                5,675
                                                                                         ----------           ----------

                Total cash and cash equivalents                                              30,110               30,681
                                                                                          ---------            ---------

    Investment securities held-to-maturity (market value of $6,130 and
        $7,606 at March 31, 1999 and December 31, 1998, respectively)                         5,896                7,406

    Investment securities available-for-sale, at market value                               110,120              102,380

    Loans                                                                                   320,864              320,395
    Less:  Allowance for possible loan losses                                                (5,937)              (5,877)
                                                                                         ----------           ----------

                Net loans                                                                   314,927              314,518

    Premises and equipment                                                                    9,370                9,579
    Other assets                                                                              6,422                6,129
                                                                                         ----------           ----------

                Total assets                                                              $ 476,845            $ 470,693
                                                                                           ========             ========

LIABILITIES
    Deposits
        Noninterest-bearing                                                               $  72,161            $  72,556
        Interest-bearing                                                                    349,773              345,842
                                                                                           --------             --------

        Total deposits                                                                      421,934              418,398

    Securities sold under repurchase agreements                                               4,337                2,795
    Federal Home Loan Bank Advances                                                           4,988                5,027
        Other liabilities                                                                     6,209                4,750
                                                                                           --------             --------

        Total liabilities                                                                   437,468              430,970
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at March 31, 1999 and December 31, 1998.                       4,800                4,800
    Additional paid-in capital                                                                  599                  542
    Retained earnings                                                                        36,209               35,675
    Accumulated other comprehensive income                                                       (3)                 292
    Treasury stock, at cost:  210,140 shares and 183,640 shares
        at March 31, 1999 and December 31, 1998, respectively.                               (2,228)              (1,586)
                                                                                           --------             --------

                Total stockholders' equity                                                   39,377               39,723
                                                                                           --------             --------

                Total liabilities and stockholders' equity                                $ 476,845            $ 470,693
                                                                                           ========             ========


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                        Three Months Ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                               1999               1998
                                                                                             --------          ---------
INTEREST INCOME
    Loans, including fees                                                                  $    6,636         $    7,001
    Investment securities                                                                       1,660              1,170
    Federal funds sold                                                                             61                 69
    Deposits in banks                                                                              --                 --
                                                                                            ---------          ---------

                Total interest income                                                           8,357              8,240
                                                                                            ---------          ---------

INTEREST EXPENSE
    Deposits                                                                                    3,411              3,290
    Securities sold under repurchase agreements                                                    31                 37
    Other borrowings                                                                               85                 97
                                                                                            ---------          ---------

                Total interest expense                                                          3,527              3,424
                                                                                            ---------          ---------

                Net interest income                                                             4,830              4,816

    Provision for loan losses                                                                     138                224
                                                                                            ---------          ---------

                Net interest income after provision for possible loan losses                    4,692              4,592
                                                                                            ---------          ---------

NON-INTEREST INCOME
    Financial Management Services                                                                 629                561
    Service charges on deposit accounts                                                           245                253
    Investment securities gains (losses), net                                                       4                 (3)
    Other                                                                                         311                265
                                                                                            ---------          ---------

                Total non-interest income                                                       1,189              1,076
                                                                                            ---------          ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              2,346              2,213
    Net occupancy and equipment                                                                   958                802
    FDIC Bank insurance fund assessments                                                           12                 11
    Bank shares tax                                                                               100                 87
    Other                                                                                         903                860
                                                                                            ---------          ---------

                Total non-interest expense                                                      4,319              3,973
                                                                                            ---------          ---------

                Income before income taxes                                                      1,562              1,695

INCOME TAXES                                                                                      476                516
                                                                                            ---------          ---------

NET INCOME                                                                                 $    1,086         $    1,179
                                                                                            =========          =========

PER SHARE DATA
    Basic net income per common share                                                      $     0.24         $     0.26
                                                                                            =========          =========
    Diluted net income per common share                                                    $     0.23         $     0.25
                                                                                            =========          =========
    Dividends declared                                                                     $     0.12         $     0.11
                                                                                            =========          =========
Weighted average shares outstanding                                                         4,598,887          4,593,815
                                                                                            =========          =========
Diluted weighted average shares outstanding                                                 4,673,886          4,667,518
                                                                                          =========          =========

The accompanying notes are an integral part of these statements.

                                       4

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(Dollars in thousands)                                                                      1999                   1998
                                                                                        -----------            -----------

Balance at January 1,                                                                      $ 39,723              $ 36,213

    Net income to date                                                                        1,086                 1,179
    Cash dividends declared                                                                    (553)                 (482)
    Net unrealized gain (loss) on securities available-for-sale                                (294)                   77
    Paid-in capital from treasury stock transactions                                             57                    17
    Treasury stock transactions                                                                (642)                   68
                                                                                            -------               -------

Balance at March 31,                                                                       $ 39,377              $ 37,072
                                                                                            =======               =======































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                       March 31,
                                                                                              ---------------------------
(Dollars in thousands)                                                                            1999            1998
                                                                                              -----------      ----------

OPERATING ACTIVITIES
    Net Income                                                                                $   1,086          $  1,179
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                342               265
        Provision for loan losses                                                                   138               224
        Amortization of investment security premiums
           and accretion of discounts                                                               119                34
        Amortization of deferred fees on loans                                                       14                 9
        Investment securities (gains) losses, net                                                    (4)                3
        (Increase) decrease in other assets                                                        (587)            1,289
        Increase (decrease) in other liabilities                                                  1,460              (293)
                                                                                               --------           -------

           Net cash provided by operating activities                                              2,568             2,710
                                                                                               --------           -------

INVESTING ACTIVITIES
    (Increase) decrease in interest bearing deposits in banks                                        --                --
    Increase in loans                                                                              (561)           (2,327)
    Proceeds from sale of investment securities available-for-sale                                2,441             8,408
    Proceeds from maturities of investment securities available-for-sale                          9,503             5,082
    Proceeds from maturities of investment securities held-to-maturity                            1,733             1,077
    Purchases of investment securities available-for-sale                                       (20,022)          (10,720)
    Purchase of premises and equipment, net                                                        (134)             (532)
                                                                                               --------           -------

           Net cash provided by (used) in investing activities                                   (7,040)              988
                                                                                               --------           -------

FINANCING ACTIVITIES
    Increase (decrease) in Federal Home Loan Bank advances                                        1,542            (3,987)
    Increase in deposits                                                                          3,536             6,596
    Decrease in securities sold under repurchase agreements                                         (39)           (2,898)
    Cash dividends                                                                                 (553)             (482)
    Treasury stock transactions                                                                    (585)               85
                                                                                               --------           -------

           Net cash provided by (used in) financing activities                                    3,901              (686)
                                                                                               --------           -------

           NET INCREASE (DECREASE) IN CASH AND CASH
                    EQUIVALENTS                                                                    (571)            3,012

Cash and cash equivalents at beginning of year                                                   30,681            26,448
                                                                                               --------           -------

Cash and cash equivalents at end of period                                                    $  30,110          $ 29,460
                                                                                               ========           =======

The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.        The unaudited  financial  statements  have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiaries (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1998.

2. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4. The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" which became effective January 1, 1998. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income/(loss) for the periods ending March 31, 1999 and 1998 is $(294) thousand and $77 thousand, respectively.

5. On January 1, 1998, the Corporation adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. Management has concluded that under current conditions, the corporation will report one business segment.

6. The Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits" which amends FASB statements No. 87, 88 and 106. The statement revises employers' disclosures about pension and other postretirement benefit plans and does not change the measurement of recognition of these plans. It standardizes the disclosure requirements and requires additional information on benefit obligations and the fair value of plan assets that will facilitate financial analysis, and eliminate certain disclosures that are no longer useful. The statement is effective for fiscal years beginning after December 15, 1997. Adoption of the new standard is not expected to have a material impact on the Corporation's financial statement.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)

7. The American Institute of Certified Public Accountants ("AICPA") issued Statement of Option ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP was issued to provide authoritative guidance on the subject of accounting for the costs associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the Corporation's financial statements.

8. FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which amends FASB statements No. 52, 80, 105, 119 and 107. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for quarters of fiscal years beginning after June 15, 1999. The statement is not expected to have a material impact on the Corporation's financial statements.

9. Certain prior year amounts have been reclassified to conform to the current year presentations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First West Chester Corporation (the "Corporation") and its wholly-owned subsidiaries, The First National Bank of West Chester (the "Bank") and 323 East Gay Street Corp ("EGSC"). It should be read in conjunction with the consolidated financial statements included in this report.

         In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Investors and prospective investors are cautioned that such statements are only projections. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward looking statements made in this report or presented elsewhere by Management from time to time.

         These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) volatility in the Corporation's market area due to recent mergers of competing financial institutions may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse; (f) impact of changes in interest rates on customer behavior; (g) unforeseen difficulties in implementing the Corporation's Year 2000 compliance plan or contingency plans; (h) failure of suppliers and customers to be Year 2000 compliant; (i) estimated changes in net interest income; (j) anticipated pressure on net yields; and (k) branch locations. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

                          EARNINGS AND DIVIDEND SUMMARY

        Net income for the three months ended March 31, 1999 was $1.086 million, a decrease of $93 thousand or 7.9% from $1.179 million for the same period in 1998. The decrease in net income can be partially attributed to an increase in staffing, occupancy, equipment, data processing and marketing costs. Additionally, limited loan growth and competitive pressures on margins also contributed to the decrease. Basic earnings per share for the three months ending March 31, 1999 were $0.24 per share, a $0.02 or 7.7% decrease over the same period in 1998. Cash dividends declared during the first quarter of 1999 increased $0.01 per share, a 14.3% increase compared to $0.11 per share in the first quarter of 1998. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



                                                              March                           December
                                                  ---------------------------                ----------
                                                   1999              1998                       1998
                                                   ----              ----                    ----------

        SELECTED RATIOS
       Return on average assets                    0.93%             1.11%                       1.14%
       Return on average equity                   10.98%            12.87%                      13.13%
       Earnings retained                          49.08%            59.12%                      57.26%
       Dividend payout ratio                      50.92%            40.88%                      42.74%
       Book value per share                       $8.58             $8.06                       $8.61

The "Consolidated Average Balance Sheet" on page 14 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for each of the three-month periods ended March 31, 1999 and 1998, on a tax equivalent basis, was $4.9 million. The average net yield on interest-earning assets, on a tax equivalent basis was 4.45% for the three-month period ended March 31, 1999 compared to 4.88% for the same period in 1998. Average interest-earning assets increased approximately $37.0 million or 9.2% to $436.7 million during the twelve-month period ending March 31, 1999 compared to $400.0 million during the same period last year. The increase in average earning assets was the direct result of increased investment activity. The decrease in the average net yield on interest-earning assets was primarily the result of a decrease in the average yield earned on its interest-earning assets partially off set by a decrease in the average yield paid on interest bearing liabilities. The decrease in the average net yield earned on interest-earning assets can be attributed to decreases in loan demand, which resulted in more assets being reinvested in lower yielding investments as opposed to higher yielding loans. The Corporation anticipates continued pressure on the net yield on interest-earning assets as competition for new loan business remains very strong and the cost of incremental deposit growth and other funding sources becomes more expensive.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)


                                                             Three-Months
                                                            Ended March 31,
                                                      -------------------------
YIELD ON                                               1999               1998
--------                                              ------             ------

Interest-Earning Assets                                7.68%              8.31%
Interest Bearing Liabilities                           4.01%              4.24%
                                                       ----               ----
Net Interest Spread                                    3.67%              4.07%
Contribution of Interest-Free Funds                    0.78%              0.81%
                                                       ----               ----
Net Yield on Interest-Earning Assets                   4.45%              4.88%
                                                       ====               ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three-month period ended March 31, 1999 decreased 11.6% to $61 thousand when compared to the same period in 1998. The decrease in 1999's first quarter federal funds sold interest income is primarily the result of a 79-basis point (a basis point equals one hundredth of one percent) decrease in interest rates compared to the same period in 1998, partially offset by a 3.2% increase in average balances.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities increased 41.6% for the three-month period ended March 31, 1999 to approximately $1.7 million compared to the same period in 1998. The increase was primarily the result of a 48.6% increase in average balances, partially offset by a 29-basis point decrease in the yield earned. Increases in average investment security balances are the result of the combined effect of modest loan growth offset by proportionally larger increases in deposits over the last twelve months.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 5.7% to $6.7 million for the three-month period ended March 31, 1999, compared to $7.1 million for the same time period in 1998. The decrease in interest income for the three-month period ended March 31, 1999 is the direct result of a 52-basis point decrease in the rates earned on the loan portfolio. This rate reduction can be attributed to increased competition for new and existing loan relationships and the generally lower interest rate environment in the first quarter of 1999 as compared to the first quarter of 1998. It is anticipated that pricing pressure will continue to reduce overall loan yields and net interest margins for future time periods. Fee reductions will affect non-interest income.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 3.7% for the three-month period ended March 31, 1999 to approximately $3.4 million, compared to the same period in 1998. The increase is primarily the result of an increase in average interest-bearing deposits of $31.3 million, partially offset by a 24-basis point decrease in the rates paid on interest bearing deposits, compared to the same period in 1998.

         Competition for deposits from non-banking institutions such as credit union and mutual fund companies continues to grow. Despite the competition, the Corporation's deposit base continues to grow and growth is expected to continue for future time periods. The Corporation believes it has benefited from customer fallout during the latest wave of merger activity of area regional institutions. Additionally, growth can be attributed to the Corporation's decision to open a new branch site in the Frazer area. This site opened on August 3, 1998. The Matlack Street Training Center and other future branch sites are expected to expand the Bank's deposit base. The Corporation's effective rate on interest-bearing deposits decreased from 4.21% in the first quarter of 1998 to 3.97% for the first quarter of 1999.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 16.2% to $31 thousand for the three-month period ended March 31, 1999 compared to the same time period in 1998. The decrease is attributable to a $1.3 million decrease in average securities sold under repurchase agreements outstanding, partially offset by a 57-basis point increase in rates paid on securities sold under repurchase agreements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings decreased 12.4% for the three-month period ended March 31, 1999. The need for borrowings has decreased as a result of increased deposit growth and a decrease in the loan growth rate. Borrowings at any time consist of one or more of the following: Overnight Fed Funds purchased, Federal Home Loan Bank ("FHLB") Term Advances, FHLB Open Repo and Repo Plus Advances.

                       PROVISION FOR POSSIBLE LOAN LOSSES

         During the first quarter of 1999, the Corporation recorded a $138 thousand provision for possible loan losses compared to $224 thousand for the same period in 1998. The decrease in the provision expense for the three-month period ended March 31, 1999 is attributed to the modest loan growth rate and a $106 thousand reduction in net charge-offs compared to the same time period in 1998. The allowance for possible loan losses as a percentage of total loans was 1.85% as of March 31, 1999 and March 31, 1998.
See the section titled "Allowance For Possible Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 10.5% to $1.2 million for the three months ended March 31, 1999, compared to the same period in 1998. The primary component of non-interest income is Financial Management Services revenue, which increased $68 thousand or 12.1% to $629 thousand for the three-months ended March 31, 1999 compared with the same period in 1998. The market value of Financial Management Services assets under management grew $24.7 million or 6.4% from $385.2 million at March 31, 1998 to $409.9 million at March 31, 1999. The increase in Financial Management Services revenue and growth in assets under management is primarily the result of market appreciation and new account relationships acquired through strong marketing and business development efforts.

        Service charges on deposit accounts decreased 3.2% to $245 thousand for the three-months ended March 31, 1999 compared to $253 thousand for the same period in 1998. Other non-interest income increased 17.4% to $311 thousand for the three-months ended March 31, 1999 compared to $265 thousand for the same period in 1998. This can be attributed to an increase in various sources of fee income such as service charges from non-customer ATM transactions, which commenced during the second quarter of 1998.

                              NON-INTEREST EXPENSE

        Total non-interest expense for the first quarter of 1999 increased 8.7% to $4.3 million compared to the same period in 1998. The various components of non-interest expense changes are discussed below.

        First quarter 1999 salaries and employee benefits increased 6.0% to $2.3 million for the three-month period ended March 31, 1999 compared to the same period in 1998. Annual employee raises, a new salary administration program, and a proportional increase in employee benefits are primarily responsible for the increase. The hiring of additional staff for the Frazer Branch during the third quarter of 1998 also contributed to this increase. Average full time equivalent staff increased from 195 for the period ended March 31, 1998 to 205 for the period ended March 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Net occupancy, equipment and data processing expense increased 19.5% to $958 thousand for the three-month period ended March 31, 1999 compared to the same period last year. The increase is the direct result of increased computer and related equipment costs associated with the completion of the Core-System conversion process, the phase out of certain main-frame related costs, a payroll conversion and direct Y2K costs. Increases in the Corporations facilities also contributed the increase. See "Building Improvements and Technology Projects" and "Year 2000 Issues" sections for more detail.

        Total other non-interest expense increased 5.0% to $903 thousand for the three months ended March 31, 1999 compared to the same period in 1998. This increase can be partially attributed to an increase in the Corporation's marketing efforts to attract new customers and to promote its corporate image and a one-time non-cash loss on disposal of the asset.

        Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                                 1999                                  1998
                                                            ----------------------------       ---------------------------
                                                              Daily                               Daily
                                                             Average                             Average
ASSETS                                                       Balance    Interest   Rate          Balance   Interest  Rate
                                                             --------   --------  ------         -------   --------  ----

    Federal funds sold                                       $  5,181   $   61     4.71%        $  5,022    $   69   5.50%
    Investment securities
        Taxable                                               109,422    1,634     5.97%          73,460     1,150   6.26%
        Tax-exempt(1)                                           1,938       36     7.40%           1,479        29   7.76%
                                                              -------    -----                   -------     -----
           Total investment securities                        111,360    1,670     6.00%          74,939     1,179   6.29%
                                                              -------    -----                   -------     -----
    Loans(2)
        Taxable                                               316,716    6,568     8.30%         312,797     6,879   8.80%
        Tax-exempt(1)                                           3,412       84     9.89%           6,947       177  10.21%
                                                              -------    -----                   -------     -----
           Total loans                                        320,128    6,652     8.31%         319,744     7,056   8.83%
                                                              -------    -----                   -------     -----
           Total interest-earning assets                      436,669    8,383     7.68%         399,705     8,304   8.31%
    Non-interest earning assets
        Allowance for possible loan losses                     (5,913)                            (5,920)
        Cash and due from banks                                20,672                             19,115
        Other assets                                           15,816                             13,678
                                                              -------                            -------
           Total assets                                      $467,244                           $426,578
                                                              =======                            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
    Savings, NOWS & money market deposits                    $194,008    1,393     2.87%        $180,607    $1,409   3.12%
    Certificates of deposits and other time                   149,531    2,018     5.40%         131,631     1,881   5.72%
                                                              -------    -----                   -------     -----
        Total interest bearing deposits                       343,539    3,411     3.97%         312,238     3,290   4.21%
    Securities sold under repurchase agreements                 3,263       31     3.80%           4,575        37   3.23%
    Federal Home Loan Bank advances and
       Other borrowings                                         5,274       85     6.45%           6,093        97   6.37%
                                                              -------    -----                   -------     -----
        Total interest bearing liabilities                    352,076    3,527     4.01%         322,906     3,424   4.24%
                                                              -------    -----                   -------     -----
    Non-interest bearing liabilities
        Non-interest bearing demand deposits                   69,324                             60,195
        Other liabilities                                       6,285                              6,834
                                                              -------                            -------
           Total liabilities                                  427,685                            389,935
    Stockholders' equity                                       39,559                             36,643
                                                              -------                            -------
           Total liabilities and stockholders' equity        $467,244                           $426,578
                                                              =======                            =======
    Net interest income                                                 $4,856                              $4,880
                                                                         =====                               =====
    Net yield on interest earning assets                                           4.45%                             4.88%
                                                                                   ====                              ====











(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 1999 and 1998.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

        Income tax expense for the three-month period ended March 31, 1999 was $476 thousand, compared to $516 thousand in the same period last year. This represents an effective tax rate of 30.5% and 30.4% for the first quarter of 1999 and 1998, respectively.

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



                                DEPOSIT ANALYSIS


(Dollars in thousands)                          March 31, 1999        December 31, 1998          Average       Balance
                                           --------------------     -----------------------     ------------------------
                                            Average  Effective      Average       Effective       Dollar     Percentage
Deposit Type                                Balance      Yield      Balance         Yield        Variance      Variance
------------                                -------  ----------     --------      ---------     ---------    -----------

NOW Accounts                               $ 56,609      1.69%      $ 55,203        2.04%         $ 1,406       2.55%
Money Market                                 25,724      2.86         27,596        3.09           (1,872)     -6.78
Statement Savings                            48,528      2.94         47,046        3.28            1,482       3.15
Other Savings                                 2,215      2.71          2,382        2.73             (167)     -7.01
CD's Less than $100,000                     121,021      5.44        114,372        5.81            6,649       5.81
                                            -------                  -------                       ------

Total Core Deposits                         254,097      3.84        246,599        4.15            7,498       3.04

Non-Interest Bearing
    Demand Deposit Accounts                  69,324         -         64,705           -            4,619       7.14
                                            -------                  -------                       ------

Total Core and Non-Interest
    Bearing Deposits                        323,421      3.02        311,304        3.29          12,117        3.89
                                            -------                  -------                      ------

Tiered Savings                               60,933      3.93         51,854        4.09           9,079       13.83
CD's Greater than $100,000                   28,509      5.21         23,453        5.63           5,056       17.51
                                            -------                  -------                     -------

Total Deposits                             $412,863      3.30       $386,611           -        $ 26,252        6.79
                                            =======                  =======                     =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       The Bank, as a member of the FHLB, maintains a credit facility secured by the Bank's mortgage-related assets. Additionally, the FHLB offers several other credit related products which are available to the Bank. As of March 31, 1999 the amount outstanding under the Bank's line of credit with the FHLB was $0. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $117.0 million. During the first quarter of 1999, average FHLB advances were approximately $6.1 million and consisted of term advances representing a combination of maturities. The average interest rate on these advances was approximately 6.5%. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

       The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in future time periods. The Corporation's net interest rate sensitivity gap within one year is a negative $165.7 million or 34.7% of total assets at March 31, 1999 compared with a negative $151.8 million or 32.2% of total assets at December 31, 1998. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 1999


                                                                One               Over
(Dollars in thousands)                       Within           through             five          Non-rate
                                            one year         five years           years         sensitive          Total
                                           ------------      ----------         ---------       ---------        ---------

ASSETS
    Federal funds sold                     $   8,000        $        --         $     --        $     --         $  8,000
    Investment securities                     38,792             56,611           20,613              --          116,016
    Interest bearing deposits in banks            --                 --               --              --               --
    Loans and leases                          87,226            171,215           62,421          (5,937)         314,925
    Cash and cash equivalents                     --                 --               --          22,110           22,110
    Premises and equipment                        --                 --               --           9,371            9,371
    Other assets                               2,616                 --               --           3,807            6,423
                                            --------          ---------          -------         -------          -------
    Total assets                           $ 136,634         $  227,826         $ 83,034        $ 29,351         $476,845
                                            ========            =======          =======        ========          =======

LIABILITIES AND CAPITAL
    Interest bearing deposits              $ 297,187         $   50,805         $  1,781        $     --         $349,773
    Non-interest bearing deposits                 --                 --               --          72,161           72,161
    Borrowed funds                             4,337                 --               --              --            4,337
    FHLB Advances                                812              2,142            2,034              --            4,988
    Other liabilities                             --                 --               --           6,209            6,209
    Capital                                       --                 --               --          39,377           39,377
                                            --------          ---------          -------         -------          -------
    Total liabilities & capital            $ 302,336         $   52,947         $  3,815        $117,747         $476,845
                                            ========          =========          =======         =======          =======

    Net interest rate
      sensitivity gap                      $(165,702)        $  174,879         $ 79,219        $(88,396)        $     --
                                            ========          =========          =======         =======          =======
    Cumulative interest rate
      sensitivity gap                      $(165,702)        $    9,177         $ 88,396        $     --    $          --
                                            ========          =========          =======         =======     ============
    Cumulative interest rate
      sensitivity gap divided
      by total assets                        (34.7%)               1.9%            18.5%
                                            =======           =========          =======


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                                     March 31,                     December 31,
                                                                        ------------------------              ------------
                                                                          1999           1998                     1998
                                                                        ---------       --------              ------------

     Balance at beginning of period                                      $  5,877       $  5,900              $    5,900
                                                                          -------        -------                 -------

     Provision charged to operating expense                                   138            224                     911
                                                                          -------        -------                 -------

        Recoveries of loans previously charged-off                             48              7                     245
        Loans charged-off                                                    (126)          (191)                 (1,179)
                                                                          -------        -------                 -------

     Net loans charged-off                                                    (78)          (184)                   (934)
                                                                          -------        -------                 -------

     Balance at end of period                                            $  5,937       $  5,940                $  5,877
                                                                          =======        =======                 =======

     Period-end loans outstanding                                        $320,864       $321,034                $320,395

     Average loans outstanding                                           $320,128       $319,744                $320,366

     Allowance for possible loan losses as a
        percentage of period-end loans outstanding                          1.85%          1.85%                   1.83%

     Ratio of net charge-offs to average loans
        Outstanding (annualized)                                            0.10%          0.23%                   0.29%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS


(Dollars in thousands)                                                March 31,               December 31,
                                                               -----------------------       -------------
                                                                 1999            1998             1998
                                                                -----            ----             ----

Past due over 90 days and still accruing                       $  909           $  389          $   546

Non-accrual loans                                               1,372            1,763            1,316
                                                                -----            -----           ------

Total non-performing loans                                      2,281            2,152            1,862

Other real estate owned                                           192            1,600              192
                                                                -----            -----           ------

Total non-performing assets                                    $2,473           $3,752          $ 2,054
                                                                =====            =====           ======

Non-performing loans as a percentage
     of total loans                                             0.71%            0.67%            0.58%

Allowance for possible loan losses as a
   percentage of non-performing loans                          260.3%           276.0%           315.6%

Non-performing assets as a percentage of
   total loans and other real estate owned                       0.8%             1.2%             0.6%

Allowance for possible loan losses as a
  percentage of non-performing assets                          240.1%           158.3%           286.1%

         The allowance for possible loan losses as a percentage of non-performing loans indicates that the allowance for possible loan losses is sufficient to cover the principal of all non-performing loans at March 31, 1999. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated. The decrease in other real estate owned for the period ended March 31, 1999, is the result of a 1998 sale of foreclosed property.

         Management is not aware of any loans other than those included in these tables and mentioned in this paragraph that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. The increase in the past due 90 days and accruing category can be attributed to two borrowers with loans totaling approximately $720 thousand of which $269 thousand has since been brought current.

         The Corporation continues to service its third party automobile lending portfolio but has not added any additional volume since June 30, 1998. This portfolio totaled approximately $19 million as of March 31, 1999 and $24 million as of December 31, 1998. These loans have become more seasoned as evidenced by a decrease in the portfolios past due numbers, but continue to inflate non-performing loan numbers. As of March 31, 1999 and December 31, 1998 5.5% and 9.9% of the portfolio was past due 30 days or more.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

In addition, $20 thousand at March 31, 1999 and $51 thousand at December 31, 1998 in repossessed vehicles are included in other assets. These assets have been charged down and recorded at their estimated realizable value. At March 31, 1999 there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed.

                                 LOAN IMPAIRMENT

         The bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         The balance of impaired loans was $1,078,000, $919,000, and $1,377,000 at March 31, 1999, December 31, 1988, and March 31, 1998 respectively. The associated allowance for impaired loans was $333,000, $286,000 and $274,000 at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

         For the three months ended March 31, 1999, activity in the allowance for impaired loan losses include a provision of $50,000, write offs of $3,000 and recoveries of $0. Interest income of $0 was recorded for the period while contractual interest amounted to $23,000. Cash collected on loans for the period was $25,000 all of which was applied to principal.

         For the twelve months ended December 31, 1998, activity in the allowance for impaired loan losses include a provision of $150,000, write offs of $170,000 and recoveries of $0. Interest income of $25,000 was recorded for the period while contractual interest amounted to $129,000. Cash collected on loans for the period was $836,000 of which $811,000 was applied to principal and $25,000 was applied to interest.

         For the three months ended March 31, 1998, activity in the allowance for impaired loan losses include a provision of $50,000, write offs of $82,000 and recoveries of $0. Interest income of $0 was recorded for the period while contractual interest amounted to $28,000. Cash collected on loans for the period was $10,000 all of which was applied to principal.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         During 1998, the Corporation completed construction of a 2,750 square foot branch office in the Frazer area. The branch opened for business on August 3, 1998. In September of 1998, the Corporation purchased a 25,000 square foot office building adjacent to the Corporation's existing Operation Center in West Chester, Pennsylvania for approximately $1.7 million. The Corporation expects to occupy the building in the second quarter of 1999. The new building at 887 Matlack Street, will house a branch teller training center that will be open to the public in June as well as be the new location for the and the administrative services, audit, compliance and facilities departments. During 1998, the Corporation also entered into an agreement to purchase additional land in the Lionville area to accommodate future expansion.

         In November 1998, the Corporation completed a conversion of its Core Processing system to the Jack Henry and Associates, Inc. ("JHA") Silverlake system. JHA is a major provider of community bank core processing systems. Technology projects in process during the first quarter of 1999 include the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

building and upgrade of the Corporation's local and wide area networks and payroll processing. FNB recently entered into contracts with JHA for their Internet banking solution, Net-Teller. Net-Teller will be used for retail and commercial customers. A January 2000 roll-out is anticipated.

                                YEAR 2000 ISSUES

State of Readiness
------------------

         The Corporation has adopted a Year 2000 ("Y2K") policy to address the inability of certain information systems and automated equipment to properly recognize and process dates containing the Y2K and beyond, (the "Y2K Issue"). If not corrected, these systems and automated equipment could produce inaccurate or unpredictable results commencing on January 1, 2000. The Corporation, similar to most financial services providers, is particularly vulnerable to the potential impact of the Y2K Issue due to the nature of financial information. Potential impacts to the Corporation may arise from software, computer hardware, and other equipment failure both within the Corporation's direct control and outside of the Corporation's ownership yet with which the Corporation electronically or operationally interfaces. The Corporation has no internally generated software coding to correct. Substantially all of the software utilized by the Corporation is purchased or licensed from external providers.

         In order to address the Y2K Issue, the Corporation has developed and implemented a five phase compliance plan. The compliance plan is divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation;
(4)  Validation  and  Testing;  and  (5)  Implementation.  The  Corporation  has
completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases. The Corporation anticipates that the validation, testing and implementation phases of mission-critical systems will be substantially completed by June 30, 1999.

         JHA has tested the unmodified version of its Silverlake system and the Federal Financial Institutions Examination Council ("FFIEC") has reviewed JHA test procedures and has provided the Corporation with a copy of the results. The Corporation conducted an independent test on the Silverlake system and related hardware during the week of March 7, 1999. The Corporation is in the process of documenting and evaluating the results of that test. Documentation is expected to be completed by May 25, 1999.

         The Corporation's check processing and imaging system, operate on a combination of NCR, Unisys, Novell and Microsoft hardware and software. Parts of this system require certain upgrades. These upgrades are being installed in the second quarter of 1999. The Corporation has completed Y2K testing on all PC hardware and software. Any machines failing these tests are being replaced or repaired. This process will be complete by June 30, 1999.

         The Corporation's Financial Management Services Department outsources its core processing to Sunguard Trust System Inc.'s ("STS") Charlotte. STS is a provider of data processing services to the financial services industry. STS has informed the Corporation that, based upon tests, which it has conducted and is currently conducting, it believes its systems are Y2K compliant. The Corporation will rely on testing conducted by STS and will also rely on Proxy Tests conducted by certain STS customers. Testing and related documentation was completed by March 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Costs to Address the Corporation's Year 2000 Issues
-------------------------------------------------------

         The Corporation has incurred direct Y2K project costs of $79,000 through March 31, 1999. The Corporation has incurred total direct and indirect Y2K project costs of $184,000 through March 31, 1999. The Corporation anticipates that its total Y2K project cost will not exceed $275,000. This estimated project cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be free of unfavorable Y2K issues and therefore not present a material adverse impact upon the Corporation. The aforementioned Y2K project cost estimate also may change as the Corporation progresses in its Y2K program and obtains additional information associated with, and conducts further testing concerning, third parties. At this time, no significant projects have been delayed as a result of the Corporation's Y2K effort.

Risk Assessment
---------------

         In assessing the Corporation's Y2K exposure the Corporation is identifying those suppliers and customers whose possible lack of Y2K preparedness might expose the Corporation to financial loss. Financial loss includes but is not limited to the following: (1) monies paid to suppliers for which no performance is rendered; (2) inability of suppliers to furnish necessary items potentially resulting in costly business interruptions; and (3) inability of loan customers to repay amounts due.

         The Corporation has initiated formal communications with all of its significant vendors and large loan customers (over $250,000) to determine its vulnerability as a result of the failure of those third parties to remediate their own Y2K Issues. The Corporation will review the Y2K capabilities of all significant vendors by June 30, 1999. The Corporation will take appropriate action based upon each large loan customer's response to the Corporation's Y2K communication.

Cash Contingency and Customer Awareness Programs
------------------------------------------------

         The Corporation is preparing a cash contingency plan to meet anticipated year-end customer needs. The Corporation is also participating in several customer / community awareness seminars. These seminars are designed to educate our customers and the community about Y2K risk and the steps the Corporation is taking to prepare itself. The Corporation is also preparing several employee awareness programs with similar objectives.

The Corporation's Contingency Plan
----------------------------------

         The Corporation has developed labor intensive contingency plans, which are designed to render the Corporation operational for a period of one to thirty days should a Y2K problem surface. These contingency plans consist of various manual tasks, which include but are not limited to the following:

1.   Maintenance of loan data on Microsoft Excel  spreadsheets or paper ledgers;

2.   Maintenance  of  core  deposit  account   information  on  Microsoft  Excel
     spreadsheets  or paper ledgers;

3.   Manual  sorting of deposit  tickets  and checks by account  number;  and

4. Maintenance of FMS account information on Microsoft Excel spreadsheets or manual ledgers;

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         A check processing contingency plan involving the use of a used reader-sorter and JHA's proof of deposit program is being developed. At this time the Corporation cannot estimate the cost, if any, that might be required to implement such contingency Y2K preparedness plans.

Other
-----

         Financial institution regulators have intensively focused upon Y2K exposures, issuing guidance concerning the responsibilities of senior management and directors in addressing the Y2K Issue. Y2K testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. In May 1997, the FFIEC issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Y2K project management awareness. The FFIEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century begins. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Y2K Issue.

         The federal banking agencies, including the OCC have been conducting Y2K compliance examinations. The failure to implement an adequate Y2K program can be identified as an unsafe and unsound banking practice. The Corporation and the Bank are subject to regulation and supervision by the OCC which regularly conducts reviews of the safety and soundness of the Corporation's operations, including the Corporation's progress in becoming Y2K compliant. The OCC has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Y2K rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Y2K compliance programs when reviewing applications and may deny an application based on Y2K related issues. Failure by the Corporation to adequately prepare for Y2K issues could negatively impact the Corporation's banking operations, including the imposition of restrictions upon its operations by the OCC.

         Despite the Corporation's activities in regards to the Y2K Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Corporation's business, financial condition, results of operations, and business prospects.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 1999, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



                                                  March 31,                   December 31,
RISK-BASED                                ------------------------            ------------         "Well Capitalized"
CAPITAL RATIOS                              1999             1998                1998                  Requirements
--------------                              ----             ----             ---------             -----------------

   Corporation
   -----------
Leverage Ratio                              8.43%            8.68%                8.59%                   5.00%
Tier I Capital Ratio                       11.44%           11.33%               11.67%                   6.00%
Total Risk-Based Capital Ratio             12.70%           12.59%               12.95%                  10.00%
     Bank
     ----
Leverage Ratio                              8.20%            8.42%                8.36%                   5.00%
Tier I Capital Ratio                       11.12%           11.01%               11.35%                   6.00%
Total Risk-Based Capital Ratio             12.37%           12.27%               12.62%                  10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth for the Corporation was (0.87)% and 9.98% for the three months ended March 31, 1999 and 1998, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholder's equity at March 31, 1999 and 1998, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1998 Annual Report, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1998 with the SEC via EDGAR. Please refer to the "Management's Discussion and Analysis" section on pages 27-28 of the Corporation's Annual Report for more information.

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

Item 2.  Changes in Securities
         ---------------------
                  None

Item 3.  Defaults upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  The Annual Meeting of Shareholders of the Corporation was held on March 16, 1999 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about February 3, 1999, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

                  The matters submitted to a vote of shareholders at the meeting were the following:

                    1. The election of three Class III directors, with each director to serve until the 2002 Annual Meeting of Shareholders and until the election and qualification of his respective successor;

                    2. The approval of certain amendments to the Corporation's 1995 Stock Option Plan to grant additional options to non-employee directors of the Corporation;

                    3. The approval of an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of the Corporation; and

                    4. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1999; and

                  There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. Prior to the meeting, one of the incumbent nominees for election to the Board of Directors, Devere Kauffman, resigned from the Board and withdrew from the election. Both of the other nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:


                                                                                          Abstentions and
                           Nominee               For               Withheld               Broker Non-Votes
                           -------               ---               --------               ----------------

                  John A. Featherman, III   3,413,412               552,458                       0

                  John S. Halsted           3,414,029               551,841                       0

               The names of the other directors whose terms of office as directors continued after the Meeting are as follows: John J. Ciccarone, M. Robert Clarke, Edward J. Cotter, Clifford E. DeBaptiste, J. Carol Hanson, David L. Peirce, Charles E. Swope and John B. Waldron.

               The proposal to make certain amendments to the Corporation's 1995 Stock Option Plan was approved. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the proposal were as follows:


                           For                   Against               Abstentions          Broker non-votes
                           ---                   -------               -----------          ----------------

                        3,800,605                73,455                   91,810                    0

               The proposal to amend the Corporation's Articles of Incorporation was approved. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the proposal were as follows:

                           For                   Against               Abstentions          Broker non-votes
                           ---                   -------               -----------          ----------------

                        3,875,561                23,243                   67,066                    0


               The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 1999 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

                           For                   Against               Abstentions          Broker non-votes
                           ---                   -------               -----------          ----------------

                        3,914,843                 2,042                   48,985                    0

               There was no other business that came before the Meeting or matters incident to the conduct of the Meeting.

Item 5.  Other Information
         -----------------
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a) Exhibits
                      --------
         3(i). Certificate of Incorporation. Copy of the Corporation's Certificate of Incorporation, as amended, is incorporated herein by reference to
Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.      Material contracts.
                  ------------------
              (a) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated herein by reference to the appendix to the Corporation's Proxy Statement for the 1999 Annual Meeting of Shareholders as filed with the SEC via EDGAR (File No. 000-12870).

         27.      Financial Data Schedule.
                  -----------------------
                  (b) Reports on Form 8-K
                      -------------------
                      A Form 8-K was filed on  February  17,  1999  with the SEC via EDGAR  pertaining  to a press  release  on 1998 earnings.

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



                                            FIRST WEST CHESTER CORPORATION


                                            Charles E. Swope



                                            /S/ Charles E. Swope
                                            --------------------

DATE:  May 14, 1999                         Charles E. Swope
                                            President



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