Form 10-Q
period 1999-06-30
FIRST WEST CHESTER CORP
filed 1999-08-13
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999, OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.


                         FIRST WEST CHESTER CORPORATION
             (Exact name of Registrant as specified in its charter)


               Pennsylvania                                     23-2288763
        (State or other jurisdiction                        (IRS Employer
         incorporation or organization)                      Identification No.)


      9 North High Street, West Chester, Pennsylvania              19380
           (Address of principal executive office)              (Zip code)


                                 (610) 692-1423
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of July 31, 1999 was 4,573,792.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                             Consolidated Statements of Condition
                             June 30, 1999 and December 31, 1998                                                          3


                             Consolidated Statements of Income
                             Three and Six-Months Ended June 30, 1999 and 1998                                            4


                             Consolidated Statements of Stockholder's Equity                                              5


                             Consolidated Statements of Cash Flows
                             Six-Months Ended June 30, 1999 and 1998                                                      6


                             Notes to Consolidated Financial Statements                                                 7-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                             9-23

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  24



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

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION


(Dollars in thousands - except per share data)                                                 (Unaudited)
                                                                                                 June 30             December 31,
                                                                                                   1999                  1998
                                                                                               ----------            -----------

ASSETS
    Cash and due from banks                                                                    $   25,266            $   25,006
    Federal funds sold                                                                             -                      5,675
                                                                                                ---------              --------

           Total cash and cash equivalents                                                         25,266                30,681
                                                                                                ---------              --------

    Investment securities held-to-maturity (market value of $5,303 and $7,606 at
        June 30, 1999 and December 31, 1998, respectively)                                          5,265                 7,406
    Investment securities available-for-sale at market value                                      112,308               102,380

    Loans                                                                                         327,554               320,395
    Less allowance for loan losses                                                                 (5,922)               (5,877)
                                                                                                ---------              --------

           Net loans                                                                              321,632               314,518

    Premises and equipment, net                                                                     9,465                 9,579
    Other assets                                                                                    7,921                 6,129
                                                                                                ---------              --------
           TOTAL ASSETS                                                                        $  481,857             $ 470,693
                                                                                                =========              ========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   76,715             $  72,556
        Interest bearing                                                                          352,504               345,842
                                                                                                ---------              --------


           Total deposits                                                                         429,219               418,398

    Securities sold under repurchase agreements                                                     2,610                 2,795
    Federal Home Loan Bank advances and other borrowings                                            4,310                 5,027
    Other liabilities                                                                               5,991                 4,750
                                                                                                ---------              --------

           Total liabilities                                                                      442,130               430,970
                                                                                                ---------              --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;                                   4,800                 4,800
        Outstanding, 4,799,666 shares at June 30, 1999 and December 31, 1998.
    Additional paid-in capital                                                                        602                   542
    Retained earnings                                                                              37,054                35,675
    Accumulated other Comprehensive Income                                                           (188)                  292
    Treasury stock, at cost: 225,874 shares at June 30, 1999 and
        183,640 shares at December 31, 1998.                                                       (2,541)               (1,586)
                                                                                                ---------              --------

           Total stockholders' equity                                                              39,727                39,723
                                                                                                ---------              --------

           Total liabilities and stockholders' equity                                          $  481,857             $ 470,693
                                                                                                =========              ========

Book Value Per Share                                                                            $    8.69             $    8.61


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)
                                                                            Three Months Ended               Six   Months Ended
                                                                                  June 30,                         June 30,
                                                                          ----------------------            ---------------------
                                                                          1999              1998             1999          1998
                                                                          ----              ----             ----          ----

INTEREST INCOME
    Loans, including fees                                                 $6,808           $7,117           $13,445       $14,118
    Investment securities                                                  1,817            1,138             3,476         2,308
    Federal funds sold                                                        34               83                95           152
                                                                           -----            -----            ------        ------

                Total interest income                                      8,659            8,338            17,016        16,578
                                                                           -----            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               3,444            3,383             6,855         6,674
    Securities sold under repurchase agreements                               22               23                53            60
    Federal Home Loan Bank advances and other borrowings                      91               76               176           172
                                                                           -----            -----            ------        ------

                Total interest expense                                     3,557            3,482             7,084         6,906
                                                                           -----            -----            ------        ------

                Net interest income                                        5,102            4,856             9,932         9,672

    Provision for loan losses                                                171              188               309           412
                                                                           -----            -----            ------        ------

                Net interest income after provision
                for loan losses                                            4,931            4,668             9,623         9,260
                                                                           -----            -----            ------        ------

NON-INTEREST INCOME
    Financial management services                                            629              560             1,258         1,121
    Service charges on deposit accounts                                      256              265               502           519
    Investment securities gains (losses), net                                198                0               202             0
    Other                                                                    319              327               629           588
                                                                           -----            -----            ------        ------

                Total non-interest income                                  1,402            1,152             2,591         2,228
                                                                           -----            -----            ------        ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,401            2,268             4,747         4,481
    Net occupancy and  equipment                                             973              808             1,779         1,610
    FDIC deposit insurance                                                    12               11                24            22
    Bank shares tax                                                          117               87               217           175
    Other                                                                    827              809             1,881         1,667
                                                                           -----            -----            ------        ------
                Total non-interest expense                                 4,330            3,983             8,648         7,955
                                                                           -----            -----            ------        ------

                Income before income taxes                                 2,003            1,837             3,566         3,533

INCOME TAXES                                                                 609              561             1,087         1,078

                NET INCOME                                                $1,394           $1,276           $ 2,479       $ 2,455
                                                                           =====            =====            ======        ======

PER SHARE DATA
    Basic net income per common share(*)                                 $ 0.30            $ 0.27           $ 0.54         $ 0.53
                                                                          =====             =====            =====          =====
    Diluted net income per common share(*)                               $ 0.30            $ 0.27           $ 0.53         $ 0.53
                                                                          =====             =====            =====          =====
    Dividends declared                                                   $ 0.12            $ 0.11           $ 0.24         $ 0.22
                                                                          =====             =====            =====          =====

Basic weighted average shares outstanding(*)                           4,578,491        4,613,857         4,588,633     4,603,891
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding(*)                         4,631,111        4,678,665         4,648,016     4,673,085
                                                                       =========        =========         =========     =========

(*)Please refer to the footnote titled "Earnings Per Share" for information on this calculation.


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                       ------------------------
(Dollars in thousands)                                                                                  1999              1998
                                                                                                       ------            ------

Balance at January 1,                                                                                  $39,723          $36,213

    Net income to date                                                                                   2,479            2,455
    Cash dividends declared                                                                             (1,101)            (967)
    Net unrealized gain (loss) on securities available-for-sale                                           (479)             177
    Treasury stock transactions                                                                             60              207
    Paid in capital from treasury stock transactions                                                      (955)              92
                                                                                                        ------           ------

Balance at June 30,                                                                                    $39,727          $38,177
                                                                                                       =======           ======




























The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         (Unaudited)
                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                  ---------------------------
(Dollars in thousands)                                                                              1999              1998
                                                                                                    ----              ----

OPERATING ACTIVITIES
    Net Income                                                                                  $    2,479         $    2,455
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                   285                535
    Provision for loan losses                                                                          309                412
    Amortization of investment security premiums
           and accretion of discounts                                                                  116                 81
    Amortization of deferred fees on loans                                                              16                 13
    Investment securities (gains) losses, net                                                         (205)                 3
    (Increase) Decrease in other assets                                                             (2,271)               961
    Increase in other liabilities                                                                    1,240              1,175
                                                                                                 ---------          ---------

           Net cash provided by operating activities                                                 1,970              5,635
                                                                                                 ---------          ---------

INVESTING ACTIVITIES
    Increase in loans                                                                               (7,439)            (1,664)
    Proceeds from sales of investment securities available-for-sale                                 12,338              6,159
    Proceeds from maturities of investment securities available-for-sale                            16,903             12,687
    Proceeds from maturities of investment securities held-to-maturity                               2,375              1,394
    Purchases of investment securities available-for-sale                                          (39,314)           (20,668)
    Purchase of premises and equipment, net                                                           (170)            (1,223)
                                                                                                 ---------          ---------

        Net cash used in investing activities                                                      (15,307)            (3,315)
                                                                                                 ----------         ---------

FINANCING ACTIVITIES
    Decrease in securities sold under repurchase agreements                                           (185)            (5,651)
    Increase in deposits                                                                            10,821             13,513
    Decrease in Federal Home Loan Bank advances and other borrowings                                  (717)            (2,521)
    Cash dividends                                                                                  (1,101)              (967)
    Treasury stock transactions                                                                       (895)               299
                                                                                                 ---------          ---------

           Net cash provided by financing activities                                                 7,923              4,673
                                                                                                 ---------          ---------
           NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS                                                                        (5,414)             6,993

Cash and cash equivalents at beginning of period                                                    30,681             26,448
                                                                                                 ---------          ---------

Cash and cash equivalents at end of period                                                      $   25,266         $   33,441
                                                                                                 =========          =========




The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in First West Chester Corporation and Subsidiaries' (the "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. The results of operations for the three and six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted. All per share data in this report has been restated to reflect the new standards imposed by the Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share" which became effective for financial statements issued after December 15, 1997.

4.         The  Corporation  has adopted the  provisions of FASB issued SFAS No.
           130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income/(loss) net of taxes for the three- and six-month periods ended June 30, 1999 was $106 thousand and $(479) thousand, compared to $100 thousand and $177 thousand in the same period last year.

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

8. FASB issued SFAS No. 137 an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for quarters of fiscal years beginning after June 15, 2000. The statement is not expected to have a material impact on the Corporation's financial statements.

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

                          EARNINGS AND DIVIDEND SUMMARY

         Net income for the three-month period ended June 30, 1999 was $1.394 million, an increase of 9.25% from $1.276 million for the same period in 1998. Net income for the six-month period ended June 30, 1999 was $2.479 million, an increase of 1.0% from $2.455 million for the same period in 1998. Increases in

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

net income are the direct result of increases in interest income earned on investment securities, a reduction in the provision for loan loss expense, and gains on the sale of certain equity securities. Cash dividends declared during the second quarter of 1999 increased to $0.12 per share, a 9.1% increase compared to $0.11 per share in the second quarter of 1998. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                          June 30,
                                                                    ---------------------            --------------------
                                                                    1999             1998            1999            1998
                                                                    ----             ----            ----            ----

           SELECTED RATIOS
           Return on Average Assets                                 1.15%           1.18%             1.04%         1.14%
           Return on Average Equity                                14.10%          13.57%            12.52%        13.22%
           Earnings Retained                                       60.62%          61.99%            77.85%        60.61%
           Dividend Payout Ratio                                   39.38%          38.01%            44.41%        39.39%
            Book Value Per Share                                   $8.69          $16.53             $8.69        $16.53

The "Consolidated Average Balance Sheet" on pages 15 and 16 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 1999, on a tax equivalent basis, was $5.2 million and $10.1 million, compared to $4.9 million and $9.8 million for the same periods in 1998, respectively. Net yields on interest-earning assets, on a tax equivalent basis, were 4.58% and 4.51% for the three- and six-month periods ended June 30, 1999 compared to 4.84% and 4.85% for the same periods in 1998, respectively. Average interest-earning assets increased approximately $48.8 million to $454.9 million during the second quarter of 1999 from $48.8 million in the same period last year. The increase in average earning assets was primarily the result of increased investment activity and, to a lesser extent, an increase in average loans outstanding.

         The decrease in the average net yield on interest-earning assets for the three-and six-month periods ended June 30, 1999 was primarily the result of a decrease in the average yield earned on interest-earning assets, partially offset by a decrease in the average yield paid on interest bearing liabilities. The decrease in the average net yield earned on interest-earning assets can be attributed to decreases in loan demand, which resulted in more assets being reinvested in lower yielding investments as opposed to higher yielding loans. While loan demand through the first half of this year has been light, the Corporation started experiencing some modest growth towards the end of the second quarter. The Corporation anticipates continued pressure on the net yield on interest-earning assets as competition for new loan business remains very strong and the cost of incremental deposit growth and other funding sources becomes more expensive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                  Three Months                         Six Months
    Yield On:                                                    Ended June 30,                      Ended June 30,
    ---------                                                 -------------------                 ------------------
                                                              1999          1998                  1999         1998
                                                              ----          ----                  ----         ----

Interest Earning Assets                                       7.70%         8.27%                 7.64%        8.28%
Interest Bearing Liabilities                                  4.01%         4.30%                 3.97%        4.27%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           3.69%         3.97%                 3.67%        4.01%
Contribution of Interest Free Funds                           0.89%         0.87%                 0.84%        0.84%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.58%         4.84%                 4.51%        4.85%
                                                              ====          ====                  ====         ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three- and six-month periods ended June 30, 1999, decreased 59.0% and 23.0% to $34 thousand and $117 thousand, respectively, when compared to the same periods in 1998. The decrease in interest income on federal funds is the direct result of a 53.6% and 27.9% decrease in the average balance of federal funds sold for the three- and six-month periods ended June 30, 1999, respectively, when compared to the same periods in 1998. Additionally, a 66 basis point (one basis point is equal to one hundredth of one percent) decrease in the rates earned for the three month period ended June 30, 1999 contributed to the decrease. The decrease in interest income for the six- month period ended June 30, 1999 was partially offset by a 37 basis point increase in rates earned when compared to the same period in 1998.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities increased 59.7% and 28.0% for the three and six-month periods ended June 30, 1999 to $1.8 million and $3.0 million, respectively, when compared to the same periods in 1998. The increases for the three- and six-month periods is primarily due to an increase in average investment security balances of 56.1% and 55.9%. For the three- month period, a 14 basis point increase in the yield earned contributed to the increase in income. For the six- month period, the increase in income was partially offset by a 111 basis point decrease in the yield earned compared to the same period last year. Increases in average investment security balances are the result of the combined effect of modest loan growth offset by proportionally larger increases in deposits over the last twelve months.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 3.8% and 1.0% to $6.9 million and $14.0 million for the three- and six-month periods ended June 30, 1999, compared to the same periods in 1998, respectively. The decrease in interest income for these periods is the direct result of a 57 and 23, respectively, basis point decrease in the rates earned on the loan portfolio. These rate reductions can be attributed to increased competition for new and existing loan relationships and the generally lower interest rate environment through the second quarter of 1999 as compared to the corresponding periods in 1998. It is anticipated that pricing pressure will continue to reduce overall loan yields and net interest margins for future time periods. Fee reductions will affect non-interest income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest  expense on deposit  accounts  increased 1.8% and 2.3% for the three- and six-month periods ended June 30, 1999 to $3.4 million and $6.8 million, compared to the same periods in 1998. The increase for the three-month period ended June 30, 1999 is the result of an increase in average interest-bearing deposits of $26.8 million, partially offset by a 26 basis point decrease in the rates paid on interest-bearing deposits. The increase for the six-month period ended June 30, 1999 is the result of an increase in average interest-bearing deposits of $32.5 million, partially offset by a 31 basis point decrease in rates paid on interest-bearing deposits.

         Competition for deposits from non-banking institutions such as credit union and mutual fund companies continues to grow. Despite the competition, the Corporation's deposit base continues to grow and growth is expected to continue for future time periods. The Corporation believes it has benefited from customer fallout during the latest wave of merger activity of regional institutions. Additionally, growth can be attributed to the opening of the new branch sites in the Frazer area and our new Matlack Training Center branch, which opened on August 30, 1998 and, June 7, 1999 respectively. Other future branch sites are expected to expand the Bank's deposit base further. The Corporation's effective rate on interest-bearing deposits decreased from 4.30% to 3.97% for the three month period ended June 30, 1999, and from 4.27% to 3.97% for the six month periods ended June 30, 1999, when compared to the three- and six-month periods ended June 30, 1998.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 4.3% and 25.0% to $22 thousand and $45 thousand for the three- and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The decreases are primarily attributable to $129 thousand and $718 thousand decreases in average securities sold under repurchase agreements outstanding, partially offset by a 5 basis point increase and 19 basis point decrease in rates paid, compared to the three- and six-month periods ended June 30, 1998, respectively.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings increased 19.7% and decreased 2.9% for the three- and six-month periods ended June 30, 1999, respectively. The need for borrowings in the three-months ended June 30, 1999 is due to a short term slowdown of deposit growth and a modest upturn in loan demand during this period. Borrowings consist of overnight Fed Funds purchased, Federal Home Loan Bank ("FHLB") FlexLine, FHLB term advances and FHLB Open Repo and Repo Plus advances.

                            PROVISION FOR LOAN LOSSES

         During the three- and six-month periods ended June 30, 1999, the Corporation recorded a $171 thousand and a $309 thousand provision for loan losses compared to $188 thousand and $412 thousand for the same periods in 1998. The decrease in the provision expense is a result of a decreased rate in loan growth for the three- and six-month periods ended June 30, 1999, compared to the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

same periods in 1998 and an overall decrease in total non performing assets. The allowance for loan losses as a percentage of total loans was 1.81% at June 30, 1999, 1.83% at December 31, 1998 and 1.85% at June 30, 1998, respectively. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 21.7% and 16.3% to $1.4 million and $2.6 million for the three- and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The primary component of non-interest income is Financial Management Services revenue, which increased 12.3% and 12.2% to $629 thousand and $1.3 million for both the three- and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. In addition, gains on the sale of certain equity securities partially offset by decreases in service charges on deposit accounts contributed to the increase. During the first and second quarters management sold equity securities that were purchased in 1998 with excess liquidity. Due to favorable market conditioning the Corporation experienced gains on the sales of approximately $198 thousand for the three- month period and $202 thousand for the six month-period ended June 30, 1999, compared to $0 during the same period in 1998. Service charges decreased 3.4% and 3.3% to $256 thousand and $502 thousand for the three- and six-month period ended June 30, 1999, respectively, compared to the same periods in 1998.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and six-month periods ended June 30, 1999 increased 8.71% to $4.3 million and $8.6 million as compared to the same periods in 1998. The various components of non-interest expense changes are discussed below.

         Employee salaries and benefits increased 5.86% and 5.94% to $2.4 million and $4.8 million for the three-month and six-month periods ended June 30, 1999 compared to the same periods in 1998. Increased staff, annual employee raises, a new salary administration program, and a proportional increase in employee benefits are primarily responsible for the increase. Average full time equivalent staff increased from 197 for the period ended June 30, 1998 to 209 for the period ended June 30, 1999.

         Net occupancy, equipment, and data processing expense increased 20.4% and 10.5% to $973 thousand and $1.8 million for the three- and six-month periods ended June 30, 1999, compared to the same periods last year, respectively. The increase is the direct result of increased computer and related equipment costs associated with the completion of the Core-System conversion process, the phase out of certain main-frame related costs, a payroll conversion and direct Y2K costs. Increases in the Corporation's facilities, such as our newly open branches in the Frazer area and on Matlack Street, also contributed to the increase. See "Building Improvements and Technology Projects" and "Year 2000 Issues" sections for more detail.

        Total other non-interest expense increased 2.2% and 12.8% to $827 thousand and $1.8 million for the three-month and six-month periods ended June 30, 1999 compared to the same periods in 1998. This increase can be attributed to increased marketing efforts to attract new customers and to promote its corporate image.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                              1999                                      1998
                                                    ----------------------------------         -------------------------------
                                                       Daily                                    Daily
                                                      Average                                   Average
                                                      Balance       Interest     Rate           Balance      Interest    Rate
                                                      -------       --------     ----           -------      --------    ----

ASSETS
Federal funds sold                                  $    2,809       $   34      4.84%         $  6,035       $   83     5.50%
Investment securities
    Taxable                                            116,051        1,787      6.16%           74,353        1,119     6.02%
    Tax-exempt (1)                                       2,312           43      7.38%            1,490           27     7.29%
                                                     ---------        -----                     -------        -----
        Total investment securities                    118,363        1,830      6.18%           75,843        1,146     6.04%
                                                     ---------        -----                     -------        -----
Loans (2)
    Taxable                                            327,926        6,742      8.22%          317,760        7,003     8.82%
    Tax-exempt (1)                                       5,876          157     10.68%            6,489          166    10.20%
                                                     ---------        -----                     -------        -----
        Total loans                                    333,802        6,899      8.27%          324,249        7,169     8.84%
                                                     ---------        -----                     -------        -----
        Total interest earning assets                  454,974        8,763      7.70%          406,127        8,398     8.27%
Non-interest earning assets
    Allowance for loan losses                           (5,961)                                  (5,970)
    Cash and due from banks                             21,923                                   20,148
    Other assets                                        15,997                                   13,652
                                                     ---------                                 --------
        Total assets                                $  486,933                                 $433,957
                                                     =========                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits               $  195,551       $1,477      3.02%         $181,542       $1,605     3.54%
Certificates of deposits and other time                147,988        1,967      5.32%          135,239        1,778     5.26%
                                                     ---------        -----                     -------        -----
   Total interest bearing deposits                     343,539        3,444      4.01%          316,781        3,383     4.27%
Securities sold under repurchase agreements              2,194           22      4.01%            2,323           23     3.96%
Federal Home Loan Bank advances and
      other borrowings                                   5,904           91      6.17%            4,853           76     6.26%
                                                     ---------        -----                     -------        -----
   Total interest bearing liabilities                  351,637        3,557      4.05%          323,957        3,482     4.30%
                                                     ---------        -----                     -------        -----

Non-interest bearing liabilities
    Non-interest bearing demand deposits                72,213                                   65,211
    Other liabilities                                   12,454                                    7,164
                                                     ---------                                  -------
        Total liabilities                              436,304                                  396,332
Stockholders' equity                                    50,629                                   37,625
                                                      --------                                  -------
        Total liabilities and stockholders' equity  $  486,933                                 $433,957
                                                       =======                                  =======
Net interest income                                                  $5,206                                   $4,916
                                                                      =====                                    =====
Net yield on interest earning assets                                             4.58%
                                                                                 ====                                   4.84%
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


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,



(Dollars in thousands)                                              1999                                     1998
                                                      --------------------------------         -------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                    $  3,989      $   117      5.87%         $  5,531     $    152     5.50%
Investment securities
Taxable                                                115,253        2,906      5.04%           73,910        2,268     6.14%
    Tax-exempt (1)                                       2,320           70      6.03%            1,484           57     7.73%
                                                       -------       ------                     -------      -------
        Total investment securities                    117,573        2,976      5.06%           75,394        2,325     6.17%
                                                       -------       ------
Loans (2)
    Taxable                                            321,738       13,745      8.54%          315,293       13,882     8.81%
    Tax-exempt (1)                                       5,816          323     11.11%            6,716          326     9.71%
                                                       -------       ------                     -------      -------
        Total loans                                    327,554       14,068      8.59%          322,009       14,208     8.82%
                                                       -------       ------                     -------      -------
Total Interest Earning Assets                          449,116       17,161      7.64%          402,934       16,685     8.28%
Non-interest earning assets
    Allowance for loan losses                           (5,937)                                  (5,946)
    Cash and due from banks                             21,301                                   19,635
    Other assets                                        12,662                                   13,666       13,666
                                                       -------                                  -------      -------
        Total assets                                  $477,142                                 $430,289
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $198,244      $ 3,082      3.11%         $181,077     $  2,838     3.13%
Certificates of deposits and other time                148,754        3,745      5.04%          133,445        3,836     5.75%
                                                       -------       ------                     -------      -------
Total interest bearing deposits                        346,998        6,827      3.93%          314,522        6,674     4.24%
Securities sold under repurchase agreements              2,725           45      3.30%            3,443           60     3.49%
Federal Home Loan Bank advances and
     other borrowings                                    4,874          167      6.85%            5,469          172     6.29%
                                                       -------       ------                     -------      -------
   Total interest bearing liabilities                  354,597        7,039      3.97%          323,434        6,906     4.27%
                                                       =======                                  -------      -------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                70,777                                   62,717
    Other liabilities                                    6,644                                    6,984
                                                       -------                                  -------
        Total liabilities                              432,018                                  393,135
Stockholders' equity                                    45,124                                   37,154
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $477,142                                 $430,289
                                                       =======                                  =======
Net interest income                                                 $10,122                                 $  9,779
                                                                     ======                                  =======
Net yield on interest earning assets                                             4.51%                                   4.85%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

         Income tax expense for the three- and six-month periods ended June 30, 1999 was $609 thousand and $1.1 million, compared to $561 thousand and $1.1 million in the same periods last year. This represents effective tax rates of 30.5% in each of these periods.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

         The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is its available-for-sale portfolio of liquid investment grade securities. In addition, new deposits to NOW, money-market, savings, and smaller denomination certificates of deposit accounts provide additional liquidity. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                DEPOSIT ANALYSIS

(Dollars in thousands)                         June 30, 1999              December 31, 1998             Average Balances
                                      -------------------------      ----------------------------    -----------------------
                                      Average         Effective         Average         Effective     Dollar      Percentage
DEPOSIT TYPE                          Balance           Yield           Balance           Yield      Variance      Variance
------------                          -------           -----           -------           -----      --------      --------

NOW Accounts                        $  57,266           1.70%         $  55,203           2.04%      $  2,063        3.74%
Money Market                           26,226           2.88             27,596           3.09         (1,370)      (4.96)
Statement Savings                      48,899           2.97             47,046           3.28          1,853        3.94
Other Savings                           2,290           2.71              2,382           2.73            (92)      (3.86)
CD's Less than $100,000               120,138           5.40            114,372           5.81          5,766        5.04
                                     --------                           -------                       -------

Total Core Deposits                   254,819           3.82            246,599           4.15          8,220        3.33

Non-Interest Bearing
  Demand Deposit Accounts              70,777             --             64,705             --          6,072        9.38
                                     --------                           -------                       -------

Total Core and Non-Interest
  Bearing Deposits                    325,596           2.99            311,304           3.29         14,292        4.59
                                     --------                           -------                       -------

Tiered Savings                         63,562           3.96             51,854           4.09         11,708       22.58
CD's Greater than $100,000             28,617           5.18             23,453           5.63          5,164       22.02
                                     --------                           --------                      -------

Total Deposits                       $417,775           3.29           $386,611           3.54       $ 13,678        8.06
                                      =======                           =======                       =======


         The Bank, as a member of the FHLB, maintains a credit facility secured by the Bank's mortgage-related assets. Additionally, the FHLB offers several other credit related products which are available to the Bank. FHLB borrowings provide additional funds to meet the Bank's liquidity needs. As of June 30, 1999 the amount outstanding under the Bank's line of credit with the FHLB was $0. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $117.0 million. During the three- and six-month period of 1999, average FHLB advances were approximately $4.9 and $5.9 million respectively and consisted of term advances representing a combination of maturities. The average interest rate on these advances was approximately 6.9% and 6.2% respectively. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $181.5 million or 37.7% of total assets at June 30, 1999 compared with a negative $104.1 million or 23.7% of total assets at June 30, 1998. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 1999


(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive         Total
                                                  --------      ----------            -----         ---------         -----

ASSETS
    Investment securities                      $     33,351     $    55,668       $    28,554      $        --    $   117,573
    Loans and leases                                 90,777         179,611            57,164           (5,922)       321,630
    Cash and cash equivalents                            --              --                --           25,266         25,266
    Premises & equipment                                 --              --                --            9,465          9,465
    Other assets                                      4,392              --                --            3,530          7,922
                                                -----------      ----------        ----------        ---------     ----------
       Total assets                            $    128,520     $   235,279       $    85,718      $    32,339    $   481,857
                                                ===========      ==========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $    307,043         $45,461       $         --     $        --    $   352,504
    Non-interest bearing deposit                         --              --                 --          76,715         76,715
    Borrowed funds                                    2,610              --                --               --          2,610
    FHLB advances                                       331           2,634             1,345               --          4,310
    Other liabilities                                    --              --                --            5,991          5,991
    Capital                                             --               --                --           39,727         39,727
                                                -----------      ----------        ----------        ---------     ----------
       Total liabilities & capital             $    309,984     $    48,095       $     1,345      $   122,433    $   481,857
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $   (181,464)    $   187,184       $    84,373      $   (90,094    $       --
                                                ===========      ==========        ==========       ==========
 Cumulative interest rate
      sensitivity gap                          $   (181,464)    $     5,720       $    90,093      $        --    $       --
                                                ===========      ==========        ==========       ==========     =========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (37.7%)           1.2%             19.4%
                                                    =======            ====            ======

                            ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is an amount that Management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING


                                                                         Three Months                      Six Months
                                                                            Ended                            Ended
                                                                           June 30,                         June 30,
                                                                  --------------------------       --------------------------
(Dollars in thousands)                                                1999            1998            1999             1998
                                                                      ----            ----            ----             ----

Balance at beginning of period                                    $    5,937      $    5,940       $   5,877       $    5,900
                                                                   ---------       ---------        --------        ---------

Provision charged to operating expense                                   171             188              309             412
                                                                   ---------       ---------        ---------       ---------
    Recoveries of loans previously charged-off                            27              11               75              18
    Loans charged-off                                                   (213)           (227)            (339)           (418)
                                                                   ---------       ---------        ---------       ---------

Net loans charged-off                                                   (186)           (216)            (264)           (400)
                                                                   ---------       ---------        ---------       ---------

Balance at end of period                                          $    5,922      $    5,912       $   5,922       $    5,912
                                                                   =========       =========        =========       =========
Period-end loans outstanding                                      $  327,554      $  320,150       $ 327,554       $  320,150
Average loans outstanding                                         $  333,802      $  324,249       $ 327,003       $  322,009

Allowance for loan losses as a
  Percentage of period-end loans outstanding                           1.81%           1.85%           1.81%            1.85%

Net charge-offs to average loans
    Outstanding                                                        0.08%           0.07%           0.08%            0.12%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

                                                         June 30,                 December 31,
                                               --------------------------         ------------
(Dollars in thousands)                           1999               1998             1998
                                                 ----               ----             ----

Past due over 90 days and still accruing       $  176             $   413          $   546

Non-accrual loans                               1,443               1,895            1,316
                                                -----              ------           ------
Total non-performing loans                      1,619               2,308            1,862

Other real estate owned                           192                 712              192
                                                -----               -----           ------

Total non-performing assets                    $1,811              $3,020          $ 2,054
                                                =====               =====           ======

Non-performing loans as a percentage
   of total loans (gross)                       0.49%               0.72%            0.58%

Allowance for loan losses as a
   percentage of non-performing loans         369.49%             256.15%          315.60%

Allowance for loan losses as a
   percentage of total loans and
   other real estate owned                      0.55%               0.94%            0.60%

Allowance for loan losses as a
   percentage of non-performing assets        330.31%             195.76%          286.10%

         The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at June 30, 1999. Other Real Estate Owned ("OREO") represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. Management intends to liquidate OREO in the most expedient and cost-effective manner. This process could take up to twenty-four months, although swifter disposition is anticipated. The decrease in other real estate owned for the period ended June 30, 1998, is the result of a 1998 sale of foreclosed property.

         Management is not aware of any loans other than those included in these tables and mentioned in this paragraph that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. The Corporation decided to withdraw from third party automobile lending on July 10, 1998 due to less than expected results. The Corporation will continue to service the existing portfolio but has not added any additional volume. This portfolio totaled approximately $16 million and $24 million as of June 30, 1999 and December 31, 1998 respectively. Approximately 4.18% and 9.92% of this portfolio was past due 30 or more days as of June 30, 1999 and December 31, 1998.

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

         The balance of impaired loans was $1,027,000, $919,000, and $1,351,000 at June 30, 1999, December 31, 1998, and June 30, 1998 respectively. The associated allowance for impaired loans was $296,000, $286,000 and $297,000 at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.

         For the three-month and six-month period ended June 30, 1999, activity in the allowance for impaired loan losses include a provision of $10,000 and $60,000, respectively, write offs of $0 and $3,000, respectively, and recoveries of $0 and $0, respectively. Interest income of $0 was recorded for both periods while contractual interest amounted to $25,000 for the three-months ended June 30, 1999 and $48,000 for the six-months ended June 30, 1999. Cash collected on loans for the three-month and six-month period ended June 30, 1999 was $51,000 and $76,000, respectively, all of which was applied to principal.

         For the three-month and six-month period ended June 30, 1998, activity in the allowance for impaired loan losses include a provision of $25,000 and $75,000, respectively, write offs of $2,000 and $84,000, respectively, and recoveries of $0 and $0, respectively. Interest income of $0 was recorded for both periods while contractual interest amounted to $31,000 for the three-months ended June 30, 1998 and $59,000 for the six-months ended June 30, 1998. Cash collected on loans for the three-month and six-month period ended June 30, 1998 was $11,000 and $21,000, respectively, all of which was applied to principal.


                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         During 1998, the Corporation completed construction of a 2,750 square foot branch office in the Frazer area. The branch opened for business on August 3, 1998. In September of 1998, the Corporation purchased a 25,000 square foot office building adjacent to the Corporation's existing Operation Center in West Chester, Pennsylvania for approximately $1.7 million. The new building at 887 Matlack Street, which opened on June 7, 1999 and houses a branch teller training center that is open to the public as well as the new location for the administrative services, audit, compliance and facilities departments. During 1998, the Corporation also entered into an agreement to purchase additional land in the Lionville area to accommodate future expansion.

         In November 1998, the Corporation completed a conversion of its Core Processing system to the Jack Henry and Associates, Inc. ("JHA") Silverlake system. JHA is a major provider of community bank core processing systems. Technology projects in process during the second quarter of 1999 include the building and upgrade of the Corporation's local and wide area networks and payroll processing.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         First National Bank has begun the testing phase for the JHA Internet banking solution, Net-Teller. This system will allow our customers to access their accounts and make transactions over the Internet. Also included in Net-Teller is a bill payment option, which allows our customers to pay their bills over the Internet. A fourth quarter roll out of Net-Teller is anticipated.

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

         In order to address the Y2K Issue, the Corporation has developed and implemented a five phase compliance plan. The compliance plan is divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation;
(4)  Validation  and  Testing;  and  (5)  Implementation.  The  Corporation  has
completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases. The Corporation anticipates that the validation, testing and implementation phases of mission-critical systems will be substantially completed by August 30, 1999.

         JHA has tested the unmodified version of its Silverlake system and the Federal Financial Institutions Examination Council ("FFIEC") has reviewed JHA test procedures and has provided the Corporation with a copy of the results. The Corporation conducted an independent test on the Silverlake system and related hardware during the week of March 7, 1999. The Corporation has documented and evaluated the results of that test and is satisfied with the results.

         The Corporation's check processing and imaging systems, operate on a combination of NCR, Unisys, Novell and Microsoft hardware and software. Parts of this system required certain upgrades. These upgrades were installed and tested in the second quarter of 1999. The Corporation is satisfied with the results of these tests. The Corporation has completed Y2K testing on all PC hardware and software. Any machines failing these tests are being replaced or repaired. The PC hardware and software repair and replacement process will be complete by September 30, 1999.

         The Corporation's Financial Management Services Department outsources its core processing to Sunguard Trust System Inc.'s ("STS") Charlotte. STS is a provider of data processing services to the financial services industry. STS has informed the Corporation that, based upon tests, which it has conducted and is currently conducting, it believes its systems are Y2K compliant. The Corporation is relying on testing conducted by STS and is also relying on Proxy Tests conducted by certain STS customers. Testing and related documentation was completed by March 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Costs to Address the Corporation's Year 2000 Issues
-------------------------------------------------------

         The Corporation incurred direct Y2K project costs of $87 thousand through June 30, 1999. The Corporation has incurred total direct and indirect Y2K project costs of $230 thousand through June 30, 1999. The Corporation anticipates that its total Y2K project cost will not exceed $300,000. This estimated project cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be free of unfavorable Y2K issues and therefore not present a material adverse impact upon the Corporation. The aforementioned Y2K project cost estimate also may change as the Corporation progresses in its Y2K program and obtains additional information associated with, and conducts further testing concerning, third parties. At this time, no significant projects have been delayed as a result of the Corporation's Y2K effort.

Risk Assessment
---------------

         In assessing the Corporation's Y2K exposure the Corporation is identifying those suppliers and customers whose lack of Y2K preparedness might expose the Corporation to financial loss. Financial loss includes but is not limited to the following: (1) monies paid to suppliers for which no performance is rendered; (2) inability of suppliers to furnish necessary items potentially resulting in costly business interruptions; and (3) inability of loan customers to repay amounts due.

         The Corporation has initiated formal communications with all of its significant vendors and large loan customers (over $250,000) to determine its vulnerability as a result of the failure of those third parties to remediate their own Y2K Issues. The Corporation completed its review of the Y2K capabilities of its significant vendors in the second quarter of 1999. The Corporation is continuing its evaluation of each loan customer's response and is formulating a Y2K risk assessment for the loan portfolio as a whole. This process is expected to continue through September 30, 1999.

Cash Contingency and Customer Awareness Programs
------------------------------------------------

         The Corporation has a cash contingency plan to meet anticipated year-end customer needs. The Corporation is also participating in several customer / community awareness seminars. These seminars are designed to educate our customers and the community about Y2K risk and the steps the Corporation is taking to prepare itself. The Corporation has an ongoing employee awareness program with similar objectives.

The Corporation's Contingency Plan
----------------------------------

         The Corporation has developed several back-up system contingency plans, which are designed to render the Corporation operational for a period of one to thirty days should a Y2K problem surface. These contingency plans utilize secondary computer systems and / or various manual tasks, which include but are not limited to the following:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

1.   Maintenance of loan data on Microsoft Excel spreadsheets or paper ledgers;

2.   Maintenance  of  core  deposit  account   information  on  Microsoft  Excel
     spreadsheets or paper ledgers;

3.   Manual sorting of deposit tickets and checks by account number; and

4. Maintenance of FMS account information on Microsoft Excel spreadsheets or manual ledgers;

5.   A  check   processing   contingency  plan  involving  the  use  of  a  used
     reader-sorter and JHA's proof of deposit program is being developed and should be operational by September 30, 1999.

The Corporation is in the process of validating and testing its Y2K Contingency plan and anticipates completion of this task by September 30, 1999. At this time the Corporation cannot estimate the cost, if any, that might be required to implement such contingency Y2K preparedness plans.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 1999, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

                                                   June 30,                     December 31,
RISK-BASED                                -----------------------               ------------           "Well Capitalized"
CAPITAL RATIOS                             1999               1998                  1998                  Requirements
--------------                             ----               ----                  ----                ----------------

    Corporation
    -----------
Leverage Ratio                             8.20%              8.76%                 8.59%                    5.00%
Tier I Capital Ratio                      11.44%             11.48%                11.67%                    6.00%
Total Risk-Based Capital Ratio            11.69%             12.74%                12.95%                   10.00%

       Bank
       ----
Leverage Ratio                             7.96%              8.57%                 8.36%                    5.00%
Tier I Capital Ratio                      11.09%             11.23%                11.35%                    6.00%
Total Risk-Based Capital Ratio            12.33%             12.49%                12.62%                   10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was a negative .36% and a positive 10.85% for the six months ended June 30, 1999 and 1998, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholder's equity at June 30, 1999 and 1998, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1998 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1998 with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 27-28 of the Corporation's 1998 Annual Report for additional information.

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


         27.      Financial Data Schedule.
                  ------------------------
         (b)      Reports on Form 8-K
                  -------------------

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST WEST CHESTER CORPORATION


                                Charles E. Swope

                                -------------------
                                /s/ Charles E. Swope
                                President


DATE:  August 13, 1999


                                J. Duncan Smith

                                --------------------
                                /s/ J. Duncan Smith
                                Treasurer
                                (Principal Accounting
                                 and Financial Officer)