Form 10-Q
period 1999-09-30
FIRST WEST CHESTER CORP
filed 1999-11-15
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of November 1, 1999 was 4,589,526.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                             Consolidated Statements of Condition
                             September 30, 1999 and December 31, 1998                                                     3


                             Consolidated Statements of Income
                             Three- and Nine-Months Ended September 30, 1999 and 1998                                     4


                             Consolidated Statement of Changes in Stockholder's Equity                                    5


                             Consolidated Statements of Cash Flows
                             Nine-Months Ended September 30, 1999 and 1998                                                6


                             Notes to Consolidated Financial Statements                                                 7-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                             9-25

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  26



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           27
                  Item 2 -   Changes in Securities                                                                       27
                  Item 3 -   Defaults upon Senior Securities                                                             27
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         27
                  Item 5 -   Other Information                                                                           27
                  Item 6 -   Exhibits and Reports on Form 8-K                                                            27

                  Signatures                                                                                             28


                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands - except per share data)
                                                                                               (Unaudited)
                                                                                              September 30,        December 31,
                                                                                                   1999                1998
                                                                                              -------------        ------------

ASSETS
    Cash and due from banks                                                                    $   20,141            $   25,006
    Federal funds sold                                                                                 --                 5,675
                                                                                                ---------             ---------

           Total cash and cash equivalents                                                         20,141                30,681
                                                                                                ---------             ---------

    Investment securities held-to-maturity (market value of $4,792 and $7,606 at
        September 30, 1999 and December 31,
        1998, respectively)                                                                         4,777                 7,406
    Investment securities available-for-sale at market value                                      113,959               102,380

    Loans                                                                                         334,084               320,395
    Less allowance for loan losses                                                                 (6,037)               (5,877)
                                                                                                ---------             ---------

           Net loans                                                                              328,047               314,518

    Premises and equipment, net                                                                    10,630                 9,579
    Other assets                                                                                    6,685                 6,129
                                                                                                ---------             ---------
           TOTAL ASSETS                                                                        $  484,239            $  470,693
                                                                                                =========             =========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   72,860            $   72,556
        Interest bearing                                                                          355,412               345,842
                                                                                                ---------             ---------


           Total deposits                                                                         428,272               418,398

    Securities sold under repurchase agreements                                                     3,516                 2,795
    Federal Home Loan Bank advances and other borrowings                                            8,367                 5,027
    Other liabilities                                                                               5,718                 4,750
                                                                                                ---------             ---------

           Total liabilities                                                                      445,873               430,970
                                                                                                ---------             ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;                                   4,800                 4,800
        Outstanding,  4,799,666  shares at  September  30, 1999 and December 31,
        1998.
    Additional paid-in capital                                                                        602                   542
    Retained earnings                                                                              37,836                35,675
    Accumulated other Comprehensive Income (Loss)                                                  (1,966)                  292
    Treasury stock, at cost: 250,009 shares at September 30, 1999 and
        183,640 shares at December 31, 1998.                                                       (2,906)               (1,586)
                                                                                                ---------             ---------

           Total stockholders' equity                                                              38,366                39,723
                                                                                                ---------             ---------

           Total liabilities and stockholders' equity                                          $  484,239            $  470,693
                                                                                                =========             =========

Book Value Per Share                                                                           $     8.43            $     8.61





The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                              Three Months Ended                Nine Months Ended
                                                                               September 30,                     September 30,
                                                                         ------------------------           ---------------------
                                                                           1999             1998              1999          1998
                                                                           ----             ----              ----          ----
INTEREST INCOME
    Loans, including fees                                                $ 6,979          $ 7,041           $20,423       $21,136
    Investment securities                                                  1,912            1,265             5,388         3,573
    Federal funds sold                                                        14              166               109           319
    Deposits in banks                                                          3               --                 3            --
                                                                          ------           ------            ------        ------

                Total interest income                                      8,908            8,472            25,923        25,028
                                                                          ------           ------            ------        ------

INTEREST EXPENSE
    Deposits                                                               3,495            3,477            10,350        10,151
    Securities sold under repurchase agreements                               28               25                80            86
    Federal Home Loan Bank advances and other borrowings                     119               86               295           258
                                                                          ------           ------            ------        ------

                Total interest expense                                     3,642            3,588            10,725        10,495
                                                                          ------           ------            ------        ------

                Net interest income                                        5,266            4,884            15,198        14,533

    Provision for loan losses                                                184              201               493           613
                                                                          ------           ------            ------        ------

                Net interest income after provision
                   for possible loan losses                                5,082            4,683            14,705        13,920
                                                                          ------           ------            ------        ------

NON-INTEREST INCOME
    Financial Management Services                                            650              573             1,907         1,693
    Service charges on deposit accounts                                      246              270               748           788
    Investment securities gains, net                                          --               --               202            --
    Other                                                                    316              334               946           946
                                                                          ------           ------            ------        ------

                Total non-interest income                                  1,212            1,177             3,803         3,427
                                                                          ------           ------            ------        ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,457            2,250             7,172         6,731
    Net occupancy, equipment and data processing                             915              838             2,846         2,448
    FDIC deposit insurance                                                    12               31                35            34
    Bank shares tax                                                          117               (3)              334           172
    Other                                                                    848            1,017             2,609         2,702
                                                                          ------           ------            ------        ------

                Total non-interest expense                                 4,349            4,133            12,996        12,087
                                                                          ------           ------            ------        ------

                Income before income taxes and cumulative effect
                   of change in accounting for income taxes                1,945            1,727             5,512         5,260

INCOME TAXES                                                                 594              475             1,681         1,552
                                                                          ------           ------            ------        ------
                NET INCOME                                               $ 1,351          $ 1,252           $ 3,831       $ 3,708
                                                                          ======           ======            ======        ======

PER SHARE DATA (*)
    Basic earnings per common share                                      $ 0.300          $ 0.280           $ 0.840       $ 0.810
                                                                          ======           ======            ======        ======
    Diluted earnings per common share                                    $ 0.290          $ 0.260           $ 0.830       $ 0.790
                                                                          ======           ======            ======        ======
    Dividends declared                                                   $ 0.125          $ 0.115           $ 0.365       $ 0.330
                                                                          ======           ======            ======        ======

Basic weighted average shares outstanding                              4,563,431        4,619,450         4,580,140     4,609,135
                                                                       =========        =========         =========     =========

Diluted weighted average shares outstanding                            4,586,577        4,675,068         4,625,196     4,673,635
                                                                       =========        =========         =========     =========

(*) Please refer to the footnote entitled "Earnings Per Share" for information on this calculation


The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(Dollars in thousands)                                                                                   1999            1998
                                                                                                       -------          ------

Balance at January 1,                                                                                  $39,723          $36,213

    Net income to date                                                                                   3,831            3,708
    Cash dividends declared                                                                             (1,671)          (1,498)
    Net unrealized gain (loss) on securities available-for-sale                                         (2,257)           1,051
    Treasury stock transactions                                                                             60              225
    Paid in capital from treasury stock transactions                                                    (1,320)              94
                                                                                                       -------         --------

Balance at September 30,                                                                               $38,366          $39,793
                                                                                                        ======           ======
































The accompanying notes are an integral part of these statements.

                 FIRST WEST CHESTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                               ------------------------------
(Dollars in thousands)                                                                            1999                 1998
                                                                                               ----------           ---------

OPERATING ACTIVITIES
    Net Income                                                                                 $   3,831            $   3,708
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation                                                                                   1,094                  889
    Provision for loan losses                                                                        493                  613
    Amortization of investment security premiums
        and accretion of discounts                                                                   287                  150
    Amortization of deferred fees on loans                                                            53                   47
    Investment securities gains, net                                                                (202)                  (2)
    (Increase) decrease in other assets                                                             (556)               1,210
    Increase in other liabilities                                                                    968                2,194
                                                                                                --------             --------
           Net cash provided by operating activities                                               5,968                8,809
                                                                                                --------             --------

INVESTING ACTIVITIES
    (Increase) decrease in loans                                                                 (14,074)                 560
    Proceeds from sales of investment securities available-for-sale                               13,338               12,640
    Proceeds from maturities of investment securities available-for-sale                          22,692               19,794
    Proceeds from maturities of investment securities held-to-maturity                             2,874                3,859
    Purchases of investment securities available-for-sale                                        (51,674)             (48,465)
    Purchase of premises and equipment, net                                                         (668)              (3,609)
                                                                                                --------             --------

           Net cash used in investing activities                                                 (27,512)             (15,221)
                                                                                                --------             --------

FINANCING ACTIVITIES
    Increase (decrease) in securities sold under repurchase agreements                               721               (2,525)
    Increase in deposits                                                                           9,874               15,262
    (Decrease) increase in Federal Home Loan Bank advances and other borrowings                    3,340               (2,559)
    Cash dividends                                                                                (1,671)              (1,498)
    Treasury stock transactions                                                                   (1,260)                 318
                                                                                                --------             --------

           Net cash provided by financing activities                                              11,004                8,998
                                                                                                --------             --------

              NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                                 (10,540)               2,586

Cash and cash equivalents at beginning of period                                                  30,681               26,448
                                                                                                --------             --------

Cash and cash equivalents at end of period                                                     $  20,141            $  29,034
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

2. The results of operations for the three and nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4.         The  Corporation  has adopted the  provisions of FASB issued SFAS No.
           130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income/(loss) net of taxes for the three- and nine-month periods ended September 30, 1999 was $(2,072) thousand and $(2,257) thousand, compared to $874 thousand and $1,051 thousand in the same period last year.

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

7. In 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 which defined the adoption of FASB statement 133. The statement is effective for quarters of fiscal years beginning after June 15, 2000. The statement is not expected to have a material impact on the Corporation's financial statements.

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

         In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Investors and prospective investors are cautioned that such statements are only projections. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward looking statements made in this report or presented elsewhere by Management from time to time.

         These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) volatility in the Corporation's market area due to recent mergers of competing financial institutions may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse; (f) impact of changes in interest rates on customer behavior; (g) unforeseen difficulties in implementing the Corporation's Year 2000 compliance plan or contingency plans; (h) failure of suppliers and customers to be Year 2000 compliant; (i) estimated changes in net interest income; (j) competive pressure on net yields; and (k) the impact of a change in demographics on branch locations. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

                         EARNINGS SUMMARY AND HIGHLIGHTS

         Net income for the three-month period ended September 30, 1999 was $1.35 million, an increase of 7.9% from $1.25 million for the same period in 1998. Net income for the nine-month period ended September 30, 1999 was $3.83 million, an increase of 3.3% from $3.71 million for the same period in 1998. The increases in net income are the direct result of increases in net interest income, gains on the sale of certain investment securities, and increases in non-interest income partially offset by increases in operating expenses. In addition, net income benefited from a reduction in the provision for loan loss expense in both the three-month and the nine-month periods. Cash dividends declared during the third quarter of 1999 increased to $0.125 per share, a 8.7% increase compared to the third quarter of 1998. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

The "Consolidated Average Balance Sheet" on pages 14 and 15 may assist the reader in the following discussion.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                    September 30,
                                                                       -------------------              -------------------
                                                                       1999           1998               1999          1998
                                                                       ----           ----               ----          ----

           PERFORMANCE RATIOS
           Return on Average Assets                                    1.11%          1.13%              1.06%         1.14%
           Return on Average Equity                                   13.90%         13.06%             13.07%        13.07%
           Earnings Retained                                          57.81%         57.59%             56.38%        59.60%
           Dividend Payout Ratio                                      42.19%         42.41%             43.62%        40.40%


                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 1999, on a tax equivalent basis, was $5.3 million and $15.2 million, compared to $4.9 million and $14.5 million for the same periods in 1998, respectively. The increase in net interest income for the three- and nine-month periods can primarily be attributed to the growth of interest earning assets, partially offset by a decrease in the average net yield on interest-earning assets. Average interest earning assets increased approximately $36.7 million or 8.9% to $450.8 million during the third quarter of 1999 from $414.0 million in the same period last year. The increase in average interest earning assets was primarily the result of increased investment activity and, to a lesser extent, an increase in average loans outstanding. Net yields on interest-earning assets, on a tax equivalent basis, were 4.76% and 4.56% for the three- and nine-month periods ended September 30, 1999 compared to 4.77% and 4.82% for the same periods in 1998, respectively.

         The decrease in the average net yield on interest-earning assets for the three-and nine-month periods ended September 30, 1999 was primarily the result of a decrease in the average yield earned on interest earning assets, partially offset by a decrease in the average yield paid on interest bearing liabilities. The decrease in the average net yield earned on interest earning assets can be attributed to lower average interest rates on loans. However, while loan demand was light during the first half of the year, the Corporation experienced some modest growth during the third quarter of 1999. The Corporation anticipates continued pressure on the net yield on interest-earning assets as competition for new loan business remains strong and the cost of incremental deposit growth and other funding sources becomes more expensive.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                Three Months                         Nine Months
         Yield On:                                           Ended September 30,                 Ended September 30,
         ---------                                           -------------------                 -------------------
                                                              1999          1998                  1999         1998
                                                              ----          ----                  ----         ----

Interest Earning Assets                                       7.99%         8.24%                 7.76%        8.27%
Interest Bearing Liabilities                                  3.97%         4.33%                 3.98%        4.29%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           4.02%         3.91%                 3.78%        3.98%
Contribution of Interest Free Funds                           0.74%         0.86%                 0.78%        0.84%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.76%         4.77%                 4.56%        4.82%
                                                              ====          ====                  ====         ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three- and nine-month periods ended September 30, 1999, decreased 91.6% and 65.8% to $14 thousand and

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

$109 thousand, respectively, when compared to the same periods in 1998. The decrease in interest income on federal funds is the direct result of reduced balances and reduced interest rates as shown on the Average Balance Sheets an page 14 and 15.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities increased 50.0% and 48.3% for the three and nine-month periods ended September 30, 1999 to $1.9 million and $5.4 million, respectively, when compared to the same periods in 1998. The increases for the three- and nine-month periods are primarily due to increases in average investment security balances of 42.2% and 48.7%. For the three- and nine-month periods ended September 30, 1999, a 38 and 3 basis point increase in the yield earned also contributed to the increase in income. Increases in average investment security balances are the result of the combined effect of modest loan growth offset by proportionally larger increases in deposits over the last twelve months.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 0.3% and 3.5% to $7.1 million and $20.6 million for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998, respectively. The decreases in interest income for these periods are the direct result of 34 and 49, respectively, basis point decreases in the rates earned on the loan portfolio. These rate reductions can be attributed to increased competition for new and existing loan relationships and the generally lower interest rate environment through the third quarter of 1999 as compared to the corresponding periods in 1998. It is anticipated that pricing pressure will continue to reduce overall loan yields and net interest margins for future time periods. However, increases in the prime interest rate is expected to have a positive impact on interest income. Fee reductions will affect non-interest income.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 0.5% and 2.0% for the three- and nine-month periods ended September 30, 1999 to $3.6 million and $10.7 million, compared to the same periods in 1998. The increases for the three- and nine-month periods ended September 30, 1999 are the result of increases in average interest bearing deposits of $31.9 million and $32.3 million, partially offset by a 36 and 32 basis point decrease in the rates paid on interest-bearing deposits.

         Competition for deposits from non-banking institutions such as credit union and mutual fund companies continues to grow. Despite the competition, the Corporation's deposit base continues to grow and growth is expected to continue for future time periods. The Corporation believes it has benefited from customer fallout during the latest wave of merger activity of regional institutions during the early part of 1999. Additionally, growth can be attributed to the opening of the new branch sites in the Frazer area and our new Matlack Training Center branch, which opened on August 30, 1998 and, September 7, 1999 respectively. Other future branch sites are expected to expand the Bank's deposit base further. The Corporation's effective rate on interest-bearing deposits decreased from 4.29% to 3.93% for the three month period ended September 30, 1999, and from 4.26% to 3.94% for the nine month periods ended
September 30, 1999, when compared to the three- and nine-month periods ended September 30, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings increased 38.4% to $119 thousand and 14.3% to $295 thousand for the three- and nine-month periods ended September 30, 1999, respectively, as compared to $86 thousand and $256 thousand for the same period in 1998. The need for borrowings has increased in the third quarter of 1999 as a result of a modest increase in loan demand since the second quarter. As a result, average FHLB borrowings increased in the third quarter of 1999 from 5,093 thousand to $8,477 thousand when compared to the same period in 1998. Borrowings at any point in time may consist of one or more of the following:
Federal Home Loan Bank ("FHLB") Term Advances, FHLB Open Repo and overnight or term advances.

                            PROVISION FOR LOAN LOSSES

         During the three- and nine-month periods ended September 30, 1999, the Corporation recorded a $184 thousand and a $493 thousand provision for loan losses, compared to $201 thousand and $613 thousand for the same periods in 1998. The decrease in the provision expense can be attributed to a decreased rate in loan growth for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998 and the continued decrease in total non-performing assets. The allowance for loan losses as a percentage of total loans was 1.81% at September 30, 1999, 1.83% at December 31, 1998 and 1.82% at September 30, 1998. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 3.0% and 11.0% to $1.2 million and $3.8 million for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998. The primary component of non-interest income is Financial Management Services revenue, which increased 13.4% and 12.6% to $650 thousand and $1.9 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The Corporation took securities gains of approximately $202 thousand for the nine month-period ended September 30, 1999. These gains relate to the sale of certain specialty equity securities that were sold in the second quarter of 1999. The market value of Financial Management Services' assets under management increased $33.0 million to $403.0 million at September 30, 1999 from $370.0 million at September 30, 1998. The increase in Financial Management Services assets under management and revenues is primarily the result of market appreciation and new account relationships acquired through stronger marketing efforts.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and nine-month periods ended September 30, 1999 increased 5.2% and 7.5% to $4.4 million and $13.0 million compared to 4.1 million and 12.1 million for the same periods in 1998. The various components of non-interest expense changes are discussed below.

         Salaries and employee benefits increased 9.2% and 6.6% for the three- and nine-month periods ended September 30, 1999 to $2.5 million and $7.2 million compared to the same periods in 1998, respectively. Employee raises, promotions and proportional increases in employee benefits are primarily responsible for the increases. The hiring of additional staff also contributed to the increases. Average full time equivalent staff increased from 203 for the period ended September 30, 1998 to 215 for the period ended September 30, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Net occupancy, equipment, and data processing expense increased 9.2% and 16.3% for the three- and nine-month period ended September 30, 1999 to $915 thousand and $2.9 million compared to the same periods in 1998, respectively. The increases are the direct result of increased computer and related equipment costs associated with the completion of the conversion of the bank's core computer System, the phase out of certain main-frame related costs, a payroll conversion and direct Y2K costs. Increases in the Corporation's facilities, such as our newly open branches in the Frazer area and on Matlack Street, also contributed to the increase. See "Building Improvements and Technology Projects" and "Year 2000 Issues" sections for more detail.

         Other non-interest expense decreased 16.6% and 3.4% to $848 thousand and $2.6 million for the three- and nine-month periods ended September 30, 1999 compared to the same periods in 1998. This decrease can be attributed to decreases in the Corporation's annual marketing expenses of $47 thousand, as well as other non-interest expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                             1999                                      1998
                                                    ---------------------------------         ---------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                    $  1,319       $   14      4.25%         $ 11,908      $   167     5.61%
Investment securities
    Taxable                                            117,274        1,885      6.43%           82,500        1,245     6.04%
    Tax-exempt (1)                                       2,154           39      7.23%            1,502           29     7.60%
                                                       -------        -----                     -------       ------
        Total investment securities                    119,428        1,924      6.44%           84,002        1,274     6.06%
                                                       -------        -----                     -------       ------
Loans (2)
    Taxable                                            324,031        6,925      8.55%          311,710        6,932     8.90%
    Tax-exempt (1)                                       5,980          144      9.62%            6,423          158     9.86%
                                                       -------        -----                     -------       ------
        Total loans                                    330,011        7,069      8.57%          318,133        7,090     8.91%
                                                       -------        -----                     -------       ------
        Total interest earning assets                  450,758        9,007      7.99%          414,043        8,531     8.24%
Non-interest earning assets
    Allowance for possible loan losses                  (5,999)                                  (5,881)
    Cash and due from banks                             22,466                                   21,056
    Other assets                                        17,864                                   13,907
                                                       -------                                  -------
        Total assets                                  $485,089                                 $443,125
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $210,273       $1,556      2.96%         $186,108      $ 1,642     3.53%
Certificates of deposits and other time                145,767        1,939      5.32%          138,027        1,835     5.32%
                                                       -------        -----                     -------       ------
   Total interest bearing deposits                     356,040        3,495      3.93%          324,135        3,477     4.29%
Securities sold under repurchase agreements              2,645           28      4.08%            2,334           26     4.46%
Federal Home Loan Bank advances and
   other borrowings                                      8,477          119      5.62%            5,093           86     6.75%
                                                       -------        -----                     -------       ------
   Total interest bearing liabilities                  367,162        3,642      3.97%          331,562        3,589     4.33%
                                                       -------        -----                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                72,910                                   65,047
    Other liabilities                                    6,114                                    8,168
                                                       -------                                  -------
        Total liabilities                              446,186                                  404,777
Stockholders' equity                                    38,903                                   38,348
                                                       -------                                  -------

        Total liabilities and stockholders' equity    $485,089                                 $443,125
                                                       =======                                  =======

Net interest income                                                  $5,365                                  $ 4,942
                                                                      =====                                   ======

Net yield on interest earning assets                                             4.76%                                   4.77%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                            1999                                      1998
                                                    ---------------------------------         -------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                   $   3,089      $   108      4.70%        $   7,680      $   319     5.54%
Investment securities
    Taxable                                            114,278        5,255      6.13%           76,805        3,513     6.10%
    Tax-exempt (1)                                       2,136          120      7.47%            1,490           86     7.69%
                                                       -------       ------                     -------       ------
        Total investment securities                    116,414        5,375      6.16%           78,295        3,599     6.13%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            322,079       20,128      8.33%          314,084       20,790     8.83%
    Tax-exempt (1)                                       5,937          429      9.63%            6,619          502    10.12%
                                                       -------       ------                     -------       ------
        Total loans                                    328,016       20,557      8.36%          320,703       21,292     8.85%
                                                       -------       ------                     -------       ------
Total Interest Earning Assets                          447,519       26,040      7.76%          406,678       25,210     8.27%
Non-interest earning assets
    Allowance for possible loan losses                  (5,878)                                  (5,924)
    Cash and due from banks                             21,599                                   20,113
    Other assets                                        16,581                                   13,747
                                                       -------                                  -------
        Total assets                                  $479,821                                 $434,614
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $202,297      $ 4,426      2.92%         $182,773      $ 4,306     3.14%
Certificates of deposits and other time                147,748        5,924      5.35%          134,989        5,845     5.77%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     350,045       10,350      3.94%          317,762       10,151     4.26%
Securities sold under repurchase agreements              2,698           80      3.95%            3,069           86     3.74%
Federal Home Loan Bank advances and
   other borrowings                                      6,564          295      5.99%            5,343          258     6.44%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  359,307       10,725      3.98%          326,174       10,495     4.29%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                71,496                                   63,502
    Other liabilities                                    5,990                                    7,124
                                                       -------                                  -------
        Total liabilities                              436,793                                  396,800
Stockholders' equity                                    43,028                                   37,814
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $479,821                                 $434,614
                                                       =======                                  =======
Net interest income                                                 $15,315                                  $14,715
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.56%                                   4.82%
                                                                                 ====                                    ====











(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjustedfor the TEFRA 20% interest expense disallowance for 1999 and 1998.

(2) Non-accruing loans are included in the average balance.

                                  INCOME TAXES

         Income tax expense for the three- and nine-month periods ended September 30, 1999 was $594 thousand and $1.6 million, respectively, compared to $475 thousand and $1.7 million for the same periods last year. This represents effective tax rates of 30.5% in each of these periods.

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

                                DEPOSIT ANALYSIS

                                                     (Annualized)
(Dollars in thousands)                           September 30, 1999           December 31, 1998               Average Balance
                                               -----------------------     ------------------------      ------------------------
                                               Average       Effective      Average       Effective        Dollar      Percentage
                                               Balance          Yield       Balance          Yield       Variance       Variance
                                               -------          -----       -------          -----       --------       --------

NOW Accounts                                  $ 57,994          1.71%      $  55,203         2.04%        $ 2,672         5.06%
Money Market                                    26,994          2.89          27,596         3.09            (387)       (1.36)
Statement Savings                               49,009          2.99          47,046         3.28          (1,658)       (3.43)
Other Savings                                    2,379          1.96           2,382         2.73            (476)      (15.89)
CD's Less than $100,000                        119,190          5.38         114,372         5.81           4,838         4.48
                                               -------                      --------                       ------

Total Core Deposits                            255,556          3.79         246,599         4.15           4,989         2.07

Non-Interest bearing
  Demand Deposit Accounts                       71,496            --          64,705           --           5,843        10.13
                                               -------                      --------                       ------

Total Core and Non-Interest
  Bearing Deposits                             327,062          2.97         311,304         3.29          10,832         3.63
                                               -------                      --------                       ------

Tiered Savings                                  65,921          3.95          51,854         4.09           8,870        21.54
CD's Greater than $100,000                      28,558          5.03          23,453         5.63           4,714        27.07
                                               -------                      --------                       ------

Total Deposits                                $421,541          3.26       $ 386,611         3.54         $24,416         6.84
                                               =======                      ========                       ======

         The Bank, as a member of the FHLB, maintains a credit facility secured by the Bank's mortgage-related assets. Additionally, the FHLB offers several other credit related products which are available to the Bank. FHLB borrowings provide additional funds to meet the Bank's liquidity needs. As of September 30, 1999 the amount outstanding under the Bank's line of credit with the FHLB was $1.7 million as compared to $0 during the same period in 1998. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $117.0 million. During the three- and nine-month period of 1999, average FHLB advances were approximately $8.5 and $6.6 million respectively and consisted of term advances representing a combination of maturities. The average interest rate on these advances was approximately 5.6% and 6.0% respectively. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $210.1 million or 43.3% of total assets at September 30, 1999, compared with negative $109.2 million or 24.4% at September 30, 1998, respectively. This negative position indicates that more liabilities than assets will be repricing with in the next twelve months which in a rising interest rate environment may result in an increased interest expense that would not be offset be repricing assets. The data in this analysis is static and represents the position at a specific point in time and may not be indicative of actual results. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.
                                       16

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 1999

(Dollars in thousands)
                                                                     One              Over
                                                   Within          through            five          Non-rate
                                                  one year       five years           years         sensitive         Total
                                                  --------       ----------           -----         ---------         -----

ASSETS
    Investment securities                      $     27,246     $    58,577       $    32,913      $        --    $   118,736
    Loans and leases                                 87,137         185,421            61,524           (6,037)       328,045
    Cash and cash equivalents                            --              --                --           20,141         20,141
    Premises & equipment                                 --              --                --           10,630         10,630
    Other assets                                      3,551              --                --            3,135          6,686
                                                -----------      ----------        ----------       ----------     ----------
       Total assets                            $    117,934     $   243,998       $    94,437      $    27,869    $   484,238
                                                ===========      ==========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Non-interest bearing deposit               $         --     $        --       $        --      $    72,860    $    72,860
    Interest bearing deposits                       322,418          32,994                --               --        355,412
    Borrowed funds                                    5,166              --                --               --          5,166
    FHLB Term Advance                                   408           1,644             4,664               --          6,716
    Other liabilities                                    --              --             1,651            4,067          5,719
    Capital                                             --               --                --           38,366         38,366
                                                  ---------       ---------         ---------        ---------       --------
       Total liabilities & capital             $    327,992     $    34,638       $     6,315      $   115,293    $   484,238
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (210,058)     $   209,360       $    88,122      $  (87,424)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (210,058)     $     (698)       $    87,424      $        --    $        --
                                                ==========       =========         ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                               (43.4%)         (0.1%)             18.1%
                                                ==========        =======          =========

                            ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on management's evaluations of the collectibility of loans in the portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                           Three Months                       Nine Months
                                                                             Ended                                Ended
                                                                           September 30,                      September 30,
                                                                     ----------------------             ------------------------
(Dollars in thousands)                                                1999           1998                1999             1998
                                                                      ----           ----                ----             ----

Balance at beginning of period                                       $ 5,922         $ 5,912            $ 5,877          $ 5,900
                                                                      ------          ------             ------           ------
Provision charged to operating expense                                   184             201                493              613
                                                                      ------          ------             ------           ------
    Recoveries of loans previously charged-off                            11               9                 86               26
    Loans charged-off                                                    (80)           (344)              (419)            (751)
                                                                      ------          ------             ------           ------
Net loans charged-off                                                    (69)           (335)              (333)            (725)
                                                                      ------          ------             ------           ------
Balance at end of period                                             $ 6,037         $ 5,788            $ 6,037          $ 5,788
                                                                      ======          ======             ======           ======

Period-end loans outstanding                                        $334,084        $317,568           $334,084         $317,568

Average loans outstanding                                           $330,011        $318,133           $328,016         $320,703

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.81%           1.82%              1.81%            1.82%

Ratio of net charge-offs to average loans
    outstanding (annualized)                                           0.02%           0.11%              0.10%            0.23%

                         NON-PERFORMING LOANS AND ASSETS

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. The following chart represents detailed information regarding non-performing loans:



                                                                     September 30,            December 31,
                                                                ---------------------         ------------

(Dollars in thousands)                                            1999           1998             1998
                                                                 -----           ----             ----

Past due over 90 days and still accruing                        $  407         $  614           $  546

Non-accrual loans                                                1,402          2,183            1,316
                                                                 -----          -----            -----
Total non-performing loans                                       1,809          2,797            1,862

Other real estate owned                                            192            192              192
                                                                 -----          -----            -----

Total non-performing assets                                     $2,001         $2,989           $2,054
                                                                 =====          =====            =====

Non-performing loans as a percentage
     of total loans                                              0.54%          0.88%            0.58%

Allowance for possible loan losses as a
   percentage of non-performing loans                          333.72%        206.94%          315.60%

Non-performing assets as a percentage
   of total loans and other real estate owned                    0.60%          0.94%            0.60%

Allowance for possible loan losses as a
  percentage of non-performing assets                          301.70%            193.64%          286.10%

         The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at September 30, 1999. Other Real Estate Owned ("OREO") represents residential and commercial real estate owned by the Bank following default by borrowers by and what has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. In October 1999, the Corporation liquidated from OREO a commercial property for a net amount of $192 thousand resulting in a recovery of certain legal and tax expenses and a gain of approximately $12.6 thousand. In October, the Bank took another property into OREO resulting in a balance of $470 thousand as of the date of this report.

         Management is not aware of any loans other than those included in these tables and mentioned in this paragraph that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. The Corporation decided to withdraw from third party automobile lending on July 10, 1998 due to less than expected results. The Corporation will continue to service the existing portfolio but has not added any additional volume. The portfolio totaled approximately $14 million and $24 million as of September 30, 1999 and December 31, 1998, respectively. Approximately 4.19% and 9.92% was past due 30 days or more as of September 30, 1999 and December 31, 1998.

                                 LOAN IMPAIRMENT

         The bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         The balance of impaired loans was $984 thousand, $919 thousand, and $1.7 million at September 30, 1999, December 31, 1998, and September 30, 1998 respectively. The associated allowance for impaired loans was $365 thousand, $286 thousand $338 thousand at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

         For the three-month and nine-month period ended September 30, 1999, activity in the allowance for impaired loan losses include a provision of $25,000 and $85,000, respectively, write offs of $4,000 and $7,000, respectively, and recoveries of $0 for both time periods. Contractual interest amounted to $23,000 for the three-months ended September 30, 1999 and $71,000 for the nine-months ended September 30, 1999. While no interest income of $0 was recorded for both periods' cash collected on loans for the three-month and nine-month period ended September 30, 1999 was $9,000 and $85,000, respectively, all of which was applied to principal.

         For the three-month and nine-month period ended September 30, 1998, activity in the allowance for impaired loan losses include a provision of $50,000 and $125,000, respectively, write offs of $9,000 and $93,000, respectively, and recoveries of $0 and $0, respectively. Interest income of $20 thousand was recorded for both periods while contractual interest amounted to $31,000 for the three-months ended September 30, 1998 and $59,000 for the nine-months ended September 30, 1998. Cash collected on loans for the three-month and nine-month period ended September 30, 1998 was $102,000 thousand and $123,000 of which $81 thousand and $102 thousand was credited to the principal balances outstanding.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         During 1998, the Corporation opened a 2,750 square foot branch office in the Frazer area on August 3, 1998. In September of 1998, the Corporation purchased a 25,000 square foot office building adjacent to the Corporation's existing Operation Center in West Chester, Pennsylvania for approximately $1.7 million. The new building at 887 Matlack Street was put in service in the second quarter of 1999. It houses a branch teller training center that is open to the public as well as the new location for the administrative services, audit, compliance and facilities departments. During the third quarter of 1999, the Corporation purchased additional land in the Lionville area to accommodate future expansion.

         In November 1998, the Corporation completed a conversion of its core processing system to the Jack Henry and Associates, Inc. ("JHA") Silverlake system. JHA is a major provider of community bank core processing systems. Technology projects in process at September 30, 1999 include an installation of a bankwide e-mail system.

         On October 1, 1999, the First National Bank launched a full line of retail Internet banking services, "Net Teller" and "BillPay". These new products allow our retail customers the convenience to access their accounts and pay bills on-line twenty-four hours a day from home. A commercial version of this product is expected in early 2000.

         The First National Bank plans to open limited access branch banking facilities in four local retirement communities in December of 1999. The locations include Granite Farms Estates, Lima Estates, and Kendal and Crosslands Communities. These branch locations will serve the residents and employees of their communities and bring the total number of branches in First National's network to twelve.

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

         In order to address the Y2K Issue, the Corporation has developed and implemented a five phase compliance plan. The compliance plan is divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation;
(4) Validation and Testing; and (5) Implementation. The Corporation completed all five phases of the plan for all of its mission-critical systems by October 15, 1999.

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

         The Corporation's check processing and imaging systems, operate on a combination of NCR, Unisys, Novell and Microsoft hardware and software. Parts of this system required certain upgrades. These upgrades were installed and tested prior to October 15, 1999. The Corporation is satisfied with the results of these tests. The Corporation has completed Y2K testing on all PC hardware and software. Any machines failing these tests are being replaced or repaired. The PC hardware and software repair and replacement process will be complete by November 30, 1999.

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

The Costs to Address the Corporation's Year 2000 Issues
-------------------------------------------------------

         The Corporation incurred direct Y2K project costs of $121 thousand through September 30, 1999. The Corporation has incurred total direct and indirect Y2K project costs of $297 thousand through September 30, 1999. The
Corporation anticipates that its total Y2K project cost will not exceed $350 thousand. This estimated project cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be free of unfavorable Y2K issues and therefore not present a material adverse impact upon the Corporation. The aforementioned Y2K project cost estimate also may change as the Corporation progresses in its Y2K program and obtains additional information associated with, and conducts further testing concerning, third parties. At this time, no significant projects have been delayed as a result of the Corporation's Y2K effort.

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

         The Corporation has initiated formal communications with all of its significant vendors and large loan customers (over $250,000) to determine its vulnerability as a result of the failure of those third parties to remediate their own Y2K Issues. The Corporation completed its review of the Y2K capabilities of its significant vendors in the second quarter of 1999. The Corporation is continuing its evaluation of each loan customer's response and is formulating a Y2K risk assessment for the loan portfolio as a whole. This process is expected to continue through November 30, 1999.

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

         As part of the Corporation's cash contingency plan the Bank has secured several sources of funds in the event they are needed in the fourth quarter of 1999 or the first quarter of 2000. Sources include: Unsecured credit lines at our correspondent banks, a guaranteed line of credit from the Federal Home Loan Bank and availability under the "Special Y2K Liquidity Facility" provided by the Federal Reserve.

The Corporation's Contingency Plan
----------------------------------

         The Corporation has developed several back-up system contingency plans, which are designed to render the Corporation operational for a period of one to thirty days should a Y2K problem surface. These contingency plans utilize secondary computer systems and / or various manual tasks, which include but are not limited to the following:

1.   Maintenance of loan data on Microsoft Excel spreadsheets or paper ledgers;
2.   Maintenance  of  core  deposit  account   information  on  Microsoft  Excel
     spreadsheets  or paper ledgers;
3.   Manual sorting of deposit tickets and checks by account number;  and
4. Maintenance of FMS account information on Microsoft Excel spreadsheets or manual ledgers;
5. A check processing contingency plan involving the use of a used reader-sorter and JHA's proof of deposit program has been developed, fine tuned and tested.

         The Corporation is in the process of validating and testing its Y2K Contingency plan and anticipates completion of this task by November 30, 1999. At this time the Corporation cannot estimate the cost, if any, that might be required to implement the contingency Y2K preparedness plans.


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

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 1999, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


                                               September 30,                December 31,
RISK-BASED                                ------------------------          ------------                "Well Capitalized"
CAPITAL RATIOS                             1999               1998              1998                       Requirements
--------------                             ----               ----              ----                    ------------------

Corporation
-----------
Leverage Ratio                             8.31%              8.75%              8.59%                         5.00%
Tier I Capital Ratio                      11.21%             11.71%             11.67%                         6.00%
Total Risk-Based Capital Ratio            12.47%             12.96%             12.95%                        10.00%

Bank
Leverage Ratio                             8.12%              8.56%              8.36%                         5.00%
Tier I Capital Ratio                      10.94%             11.46%             11.35%                         6.00%
Total Risk-Based Capital Ratio            12.19%             12.71%             12.62%                        10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was a negative 7.49% and a positive 13.18% for the nine months ended September 30, 1999 and 1998, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholders equity at September 30, 1999 and 1998, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1998 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1998, with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 27-28 of the Corporation's 1998 Annual Report for this assessment.

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

                  (b)       Reports on Form 8-K

                  A Form 8-K was filed on February 17, 1999 with the SEC via EDGAR pertaining to a press release on 1998 earnings.

                  A Form 8-K was filed on July 14, 1999 with the SEC via EDGAR pertaining to a press release on second quarter earnings.

                  A Form 8-K was filed on October 18, 1999 with the SEC via EDGAR pertaining to a press release on third quarter earnings.

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


                             DATE: November 15, 1999


                                 J. Duncan Smith


                               /s/ J. Duncan Smith
                               -------------------
                                    Treasurer
                              (Principal Accounting
                             and Financial Officer)