Form 10-K
period 1999-12-31
FIRST CHESTER COUNTY CORP
filed 2000-03-29
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-12870

 FIRST CHESTER COUNTY CORPORATION (formerly known as FIRST WEST CHESTER CORPORATION) (Exact name of Registrant as specified in its charter)

             Pennsylvania                                   23-2288763
          (State or other jurisdiction                   (I.R.S. Employer
           incorporation or organization)                 Identification No.)

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 2000, was approximately $66,575,000.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 2000, was 4,279,653.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference into Parts I and II hereof. The Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          PAGE


PART I:           Item 1 -   Business                                                                        3
                  Item 2 -   Properties                                                                     15
                  Item 3 -   Legal Proceedings                                                              16
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            16


PART II:          Item 5 -   Market for the Corporation's Common Equity and Related
                             Stockholder Matters                                                            16
                  Item 6 -   Selected Financial Data                                                        17
                  Item 7 -   Management's Discussion and Analysis of Financial
                             Condition and Results of Operation                                             17
                  Item 7A -  Quantitative and Qualitative Disclosures About Market Risk
                  Item 8 -   Financial Statements and Supplementary Data                                    17
                  Item 9 -   Changes In and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                            17


PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            17
                  Item 11 -  Executive Compensation                                                         18
                  Item 12 -  Security Ownership of Certain Beneficial Owners
                             and Management                                                                 18
                  Item 13 -  Certain Relationships and Related Transactions                                 18


PART IV:          Item 14 -  Exhibits, Financial Statement Schedules and Reports on
                             Form 8-K                                                                       18


SIGNATURES                                                                                                  21

                                     PART I

Item 1.  Business.
------   --------
GENERAL

         First Chester County Corporation, formerly known as FIRST WEST CHESTER CORPORATION (the "Corporation") is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring The First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., formerly known as 323 East Gay Street Corp., a Pennsylvania corporation ("EGSC"), which was formed in 1996 for the purpose of holding the Bank's interest in and operating foreclosed real property until liquidation of such property.

BUSINESS OF THE BANK

         The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through twelve banking offices located in Chester and Delaware County, Pennsylvania, including its main office. In addition, the Bank operates seven limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 1999, the Bank had total assets of approximately $512 million, total loans of approximately $354 million, total deposits of approximately $448 million and employed 240 persons, of which 170 were full-time and 70 were part-time.

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

         The Bank's Financial Management Services Department (formerly, the Trust Department) provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. At December 31, 1999, the Bank's Financial Management Services Department administered or provided investment management services, which possessed assets with an aggregate market value of approximately $430 million. For the year ended December 31, 1999, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $2.5 million.

COMPETITION

         The Bank's service area consists primarily of greater Chester County, including West Chester and Kennett Square, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from community banks, thrift institutions and other non-bank financial organizations. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in our market, which are substantially larger and have greater financial resources than the Bank. There are branches of many commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $30 million. The Bank had total assets of approximately $512 million as of December 31, 1999.

         The Bank competes for deposits with various other commercial banks, savings banks, credit unions, brokerage firms and stock, bond and money market funds. The Bank also faces competition from major retail-oriented firms that offer financial services similar to services traditionally available only through commercial banks without being subject to the same degree of regulation. Mortgage banking firms, finance companies, insurance companies and leasing companies also compete with the Bank for traditional lending services.

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

BUSINESS OF TURKS HEAD PROPERTIES INC.

         Turks Head Properties, Inc. was formed in 1996 to hold the Bank's partnership interest in WCP Partnership. WCP Partnership was formed to facilitate the acquisition, necessary repairs, required environmental remediation and other actions necessary to sell real property located in West Chester, Pennsylvania (the "West Chester Property") which secured a defaulted loan held by the Bank. Turks Head Properties purchased a 62% interest in the mortgage on the West Chester Property in 1996 from the Bank at book value and the Bank immediately contributed the interest in the mortgage to WCP Partnership as capital. Another financial institution contributed the remaining 38% interest in the mortgage to WCP Partnership. WCP Partnership foreclosed on the West Chester Property in 1996. During 1997, the property was liquidated. The proceeds from the liquidation were in excess of the transferred loan amount resulting in a gain which was included in noninterest income. As of December 31, 1998, the WCP Partnership was dissolved. Turks Head Properties, Inc. may be used in the future to hold and administer the Bank's interests in foreclosed real properties.

SUPERVISION AND REGULATION

General

          The Corporation is a bank holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and secondary regulation by the Federal Deposit Insurance Corporation (the "FDIC"). Federal and state laws impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, and restrictions on the ability to acquire deposits under certain circumstances. The Bank must also comply with various consumer laws and regulations, and approval of the OCC is required before establishing new branches and for bank mergers if the continuing bank would be a national bank. Certain aspects of the Bank's operation are also subject to state laws. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Corporation and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation and the Bank and is subject to and qualified by reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on our business.

Bank Holding Company Act

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

The Community Reinvestment Act

         The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 1999. The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received a "satisfactory" rating in 1999.

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

         The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 1999, the Bank, without affirmative governmental approvals, could declare aggregate dividends in 1999 of approximately $5.1 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 1999, through the date of declaration of such dividend less dividends previously paid in 1999, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law).

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

         A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 1999, 1998 and 1997, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

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

         In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment was 1.296 basis points per $100 in deposits for 1999. For 1999, the Bank's assessment for BIF FICO is $48 thousand.

Financial Services Modernization Act of 1999

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "Act") which will, in general, take effect on March 11, 2000. Among the Act's various provisions are some far-reaching changes governing the operations of companies doing business in the financial services industry. The Act eliminates the restrictions previously placed on the activities of banks and bank holding companies, and through the creation of two new designations, financial holding companies and financial subsidiaries, bank holding companies and national banks permits participation in a wider array of financial services and products (referred to as "financial activities" in the Act), including services and products that had been reserved only for insurance companies and securities firms. In addition, a bank holding company can now affiliate with an insurance company and a securities firm.

         A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity. Some examples of "financial activities" which are permitted under the Act are:

            o  Lending,   investing  or  safeguarding  money  or  securities;
            o Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;
            o  Providing financial or investment advice;
            o  Underwriting,  dealing in or making markets in securities;  and
            o  Insurance company portfolio investments.

         The Corporation meets the qualifications set forth under the Act to elect to become a financial holding company, and the Bank, as a national bank, is authorized by the Act to use "financial subsidiaries" to engage in financial activities, subject to the limitations imposed by the Act. As of the date of this report, we have not considered whether to elect to become a financial holding company, or to engage in any financial activities, or to establish any financial subsidiaries for the Bank.

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


ACCOUNTING PRONOUNCEMENT

Impairment of Long-Lived Assets

         The Corporation adopted the Financial Accounting Standards Board Statement ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. See Note A-5 in Notes to Consolidated Financial Statements included in the Corporation's 1999 Annual Report to Shareholders, incorporated herein by reference.


Disclosures about Derivative Instruments and Hedging Activities

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Corporation's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Corporation. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Corporation at that time

STATISTICAL DISCLOSURES

         The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 1999 Annual Report to Shareholders, incorporated herein by reference.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                            RATE VOLUME ANALYSIS (1)


                                                     Increase(decrease) in net interest income due to:
                                                     -------------------------------------------------
                                        Volume (2)    Rate (2)       Total          Volume (2)  Rate (2)  Total
                                        ----------    --------       -----          ----------  --------  -----
(Dollars in thousands)                         1999 Compared to 1998                   1998 Compared to 1997

INTEREST INCOME
Federal funds sold                      $  (306)     $   (16)     $  (322)         $   138      $   (10)  $  128
Interest bearing deposits in banks          -            -            -                (12)         -        (12)
                                         ------       ------       ------           ------       ------    -----
Investment securities
   Taxable                                1,902          262        2,164              244         (410)    (166)
   Tax-exempt(3)                             47           (6)          41              (42)           4      (38)
                                         ------       ------       ------           ------       ------    -----
       Total investment securities        1,949          256        2,205              202         (406)    (204)

Loans
   Taxable                                1,076       (1,588)        (512)           2,035         (198)   1,837
   Tax-exempt(3)                            (53)         (24)         (77)            (205)          32     (174)
                                         ------       ------       ------           ------       ------    -----
       Total loans(4)                     1,023       (1,612)        (589)           1,830         (167)   1,663
                                         ------       ------       ------           ------       ------    -----
Total interest income                     2,666       (1,372)      (1,294)           2,158         (582)   1,575
                                         ------       ------       ------           ------       ------    -----
INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 647         (339)         308              323          (46)     277
Certificates of deposits and other time     536         (648)        (112)             714           18      732
                                         ------       ------       ------           ------       ------    -----
   Total interest bearing deposits        1,183         (987)         196            1,037          (28)   1,009

Securities sold under repurchase
   agreements                               (10)           4           (6)            (181)          16     (165)
Other borrowings                            259          (41)         218              (76)          15      (61)
                                         ------       ------       ------           ------       ------    -----

Total Interest expense                    1,432       (1,023)         409              780            3      783
                                         ------       ------       ------           ------       ------    -----

Net Interest income                     $ 1,234      $  (349)     $   885          $ 1,378      $  (585)  $  792
                                         ======       ======       ======           ======       ======    =====


NOTES:
-----
(1)      The related average balance sheets can be found on page 25 of the Corporation's 1999 Annual Report to Shareholders.
(2)      The  changes in  interest  due to both rate and volume has been  allocated  to volume and rate  changes in  proportion  to the relationship of the absolute dollar amounts of the change in each.
(3)      The indicated changes are presented on a tax equivalent basis.
(4)      Non-accruing  loans  have been used in the daily  average  balances  to determine changes in interest due to volume.  Loan fees included in the interest income computation are not material.

                        FIRST CHESTER COUNTY CORPORATION
                       LOAN PORTFOLIO BY TYPE AT DECEMBER



(Dollars in thousands)            1999              1998               1997             1996              1995
                                  ----              ----               ----             ----              ----
                              Amount    %        Amount    %       Amount    %      Amount      %     Amount   %
                              ------    -        ------    -       ------    -      ------      -     ------   -

Commercial loans              $ 95,820   27%   $ 85,110    27%   $ 93,914    30%  $ 87,932    34%   $ 86,686    36%

Real estate - construction      15,266    4%     13,439     4%     17,256     5%    11,447     4%      9,372     4%

Real estate - other            152,174   43%    133,191    42%    117,953    37%   109,179    41%    100,814    41%

Consumer loans (1)              55,520   16%     62,481    19%     66,753    21%    39,803    15%     33,836    14%

Lease financing receivables     35,558   10%     26,174     8%     23,023     7%    16,221     6%     11,879     5%
                               -------          -------           -------          -------           -------
     Total gross loans        $354,338  100%   $320,395   100%   $318,899   100%  $264,582   100%   $242,587   100%

Allowance for possible loan
     losses(2)                $ (6,261)        $ (5,877)         $ (5,900)        $ (5,218)         $ (4,506)
                               -------          -------           -------          -------           -------
     Total net loans(2)       $348,077         $314,518          $312,999         $259,364          $238,081
                               =======          =======           =======          =======           =======


NOTES:

(1) Consumer loans include open-end home equity lines of credit and credit card receivables.

(2) The Corporation does not breakdown the allowance for possible loan losses by area, industry or type of loan because the evaluation process used to determine the adequacy of the reserve is based on the portfolio as a whole. Management believes such an allocation would not be meaningful. See pages 29-30 of the Corporation's 1999 Annual Report to Shareholders for additional information.

(3) At December 31, 1999 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 1999 (1) (2)


                                                                   Maturing
                                                Maturing         After 1 Year          Maturing
                                                Within            And Within            After
(Dollars in thousands)                          1 Year (3)          5 Years            5 Years          Total
                                                --------         ------------          --------         -----

Commercial loans                                $73,137             $6,263             $16,420       $ 95,820

Real Estate - construction                       19,353                 --                  --         19,353
                                                 ------              -----              ------        -------
       Total                                    $92,490             $6,263             $16,420       $115,173


Loans maturing after 1 year with:
---------------------------------

Fixed interest rates                                                $6,263             $16,420

Variable interest rates                                                 --                  --
                                                                     -----              ------
       Total                                                        $6,263             $16,420
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 1999


                                                      Due over         Due over
                                     Due               1 year           5 years          Due
                                    Within             Through          Through         Over
(Dollars in thousands)              1 year             5 years         10 years       10 years          Total
                                    ------            --------         --------       --------          -----

Held-to-Maturity
     U.S. Treasury                      --                 --               --             --              --
     U.S. Government agency             --                 --               --             --              --
     Mortgage-backed securities (1)     --                195               --             46             241
     State and municipal (2)           476                480            1,100             --           2,056
     Corporate securities            2,104                 --               --             --           2,104
     Asset-backed (1)                   --                 --               --             --              --
                                     -----             ------           ------         ------         -------
                                     2,580                675            1,100             46           4,401
                                     -----             ------           ------         ------         -------

Available-for-Sale
     U.S. Treasury                     996              3,024               --             --           4,020
     U.S. Government agency             --                 --            1,991             --           1,991
     Mortgage-backed securities (1)     --              3,914           14,641         58,446          77,001
     State and municipal (2)            --                755              523             --           1,278
     Corporate securities               --              2,492           12,327          1,503          16,322
     Asset-backed (1)                   --                 --              618          6,378           6,996
     Mutual Funds                       --                 --               --          1,091           1,091
     Other equity securities (3)        --                 --               --          4,323           4,323
                                     -----             ------           ------         ------         -------
                                       996             10,185           30,100         71,741         113,022
                                     -----             ------           ------         ------         -------
Total Investment securities         $3,576            $10,860          $31,200        $71,787        $117,423
                                     =====             ======           ======         ======         =======
Percent of portfolio                 3.05%              9.25%           26.57%         61.14%         100.00%
                                     ====               ====            =====          =====          ======

Weighted average yield               6.27%              6.09%            6.09%          7.72%           7.09%
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
(3)      Other equity securities having no stated maturity have been included in "Due over 10 years".


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      INVESTMENT SECURITIES AT DECEMBER 31,

                                           1999                           1998                       1997
                                    --------------------           ------------------        -------------------
(Dollars in thousands)              Book          Market           Book        Market        Book         Market
                                    Value          Value           Value        Value        Value        Value
                                    -----          -----           -----        -----        -----        -----

Held-to-Maturity
     U.S. Treasury                $     --     $     --         $     --     $     --       $ 1,493      $ 1,494
     U.S. Government agency             --           --               --           --            --           --
     Mortgage-backed securities        241          236              859          860         1,519        1,520
     State and municipal             2,057        2,200            2,907        3,069         3,955        4,081
     Corporate securities            2,104        2,099            3,110        3,144         4,115        4,129
     Asset-backed                       --           --              530          533         1,000        1,013
     Mutual funds                       --           --               --           --            --           --
     Other equity securities            --           --               --           --            --           --
                                   -------      -------          -------      -------        ------       ------
                                  $  4,402     $  4,535         $  7,406     $  7,606       $12,082      $12,237
                                   =======      =======          =======      =======        ======       ======

Available-for-Sale
     U.S. Treasury                $  3,969     $  3,969         $  5,019     $  5,019       $ 6,528      $ 6,528
     U.S. Government agency          1,827        1,827               --           --         7,392        7,392
     Mortgage-backed securities     74,090       74,090           77,516       77,516        47,688       47,688
     State and municipal             1,230        1,230              497          497            --           --
     Corporate securities           10,669       10,669            6,262        6,262         1,000        1,000
     Corporate CMO's                 4,726        4,726               --           --            --           --
     Asset-backed                    6,874        6,874            8,760        8,760            --           --
     Mutual Funds                    1,015        1,015            1,039        1,039         1,042        1,042
     Other equity securities         4,238        4,238            3,287        3,287         1,866        1,866
                                   -------      -------          -------      -------        ------       ------
                                  $108,638     $108,638         $102,380     $102,380       $65,516      $65,516
                                   =======      =======          =======      =======        ======       ======


         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 1999

                              Due Within       Over 3 Months          Over 6 Months         Due Over
(Dollars in thousands)         3 Months       Through 6 Months      Through 12 Months      12 Months       Total
                              ----------      ----------------      -----------------      ---------       -----
Certificates of Deposit
    $100,000 or more          $ 11,340             $ 4,215               $ 4,125            $ 7,877       $27,556


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,


(Dollars in thousands)                         1999           1998            1997          1996           1995
----------------------                         ----           ----            ----          ----           ----

Interest income which would
  have been recorded (1)                      $  89          $ 129          $   64         $   42        $  103

Interest income that was
  received from customer                         --             25              37              1           172
                                               ----           ----           -----          -----         -----

Total contractual interest
  for nonaccruing loans
  not collected                               $  89          $ 104          $   27         $   41        $  (69)
                                               ====           ====           =====          =====         =====






NOTES:

(1)      Generally the Bank places a loan in nonaccrual  status when  principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.


Item 2.  Properties.
------   ----------

         The Bank owns eight properties which are not subject to any mortgages. The Corporation owns one property which is not subject to any mortgage, and which is located at 124 West Cypress Street, Kennett Square, Pennsylvania. In addition, the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kenndal, Crosslands, Lima, Granite Farms, Offices. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank, and other properties owned or leased by the Bank and the Corporation which may serve as future sites for branch offices.


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

Westtown-Thornbury /                Route 202 and Route 926                             May 1994
Branch                              Westtown, Pennsylvania

Goshen / Branch                     311 North Five Points Road                          September 1956
                                    West Goshen, Pennsylvania

Kennett Square / Branch             126 West Cypress Street                             February 1987
                                    Kennett Square, Pennsylvania

Exton / Branch                      Route 100 and Boot Road                             August 1995
                                    West Chester, Pennsylvania

Frazer / Branch                     309 Lancaster Avenue                                August 1999
                                    Frazer, Pennsylvania

Former Commonwealth                 High & Market Streets                               July 1995
Building / Mortgage Center          West Chester, Pennsylvania

Kendal at Longwood                  1109 E. Baltimore Pike                              December 1999
                                    Kennett Square, PA  19348

Crosslands                          1660 E. Street Road                                 December 1999
                                    Kennett Square, PA  19348

Lima Estates                        411 North Middletown Road                           December 1999
                                    Media, PA  19063

Granite Farms Estates               1343 West Baltimore Pike                            December 1999
                                    Wawa, PA  19063



Other                                                                                   Date Acquired
Properties / Use                            Address                                       or Opened
----------------                            -------                                     -------------

Operations                          202 Carter Drive                                    July 1988
Center / Operations                 West Chester, Pennsylvania

Matlack Street /                    887 South Matlack Street                            September 1999
Operations                          West Chester, Pennsylvania

Paoli Pike / Parking                1104 Paoli Pike                                     July 1963
                                    West Chester, Pennsylvania

Kennett Square / Parking            124 West Cypress Street                             July 1986
                                    Kennett Square, Pennsylvania

Westtown / Operations               1039 Wilmington Pike                                February 1965
                                    Westtown, Pennsylvania

Item 3.  Legal Proceedings.
------   -----------------

           There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, the Bank or Turks Head Properties, Inc., is a party or of which any of their respective property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

           None.

                                     PART II
                                     -------

Item 5.  Market for the Corporation's Common Equity and Related Stockholder
------   Matters.
         ------------------------------------------------------------------

           The Corporation's Common Stock is publicly traded over the counter. Trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 1999 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 1998, there were approximately 882 shareholders of record of the Corporation's Common Stock.

            The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 1999 and 1998, as set forth in the following table (which have been adjusted for the stock split which occurred on November 24, 1998):

                                                                            Dividends
                                                                            ---------
                                                                         Amount Per Share
                                                                        ------------------
                                                                        1999          1998
                                                                        ----          ----

First Quarter.............................................           $ 0.120       $ 0.110
Second Quarter............................................             0.120         0.110
Third Quarter.............................................             0.125         0.110
Fourth Quarter............................................             0.125         0.140
                                                                      ------        ------
  Total...................................................           $ 0.490       $ 0.470
                                                                      ======        ======


         The holders of the Corporation's Common Stock are entitled to receive such dividends as may be legally declared by the Corporation's Board of Directors. The amount, time, and payment of future dividends, however, will depend on the earnings and financial condition of the Corporation, government policies, and other factors.

Item 6.  Selected Financial Data.
------   -----------------------

            Selected financial data concerning the Corporation and the Bank is incorporated herein by reference from the Corporation's 1999 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results ------ of Operations.
        ------------------------------------------------------------------------

            Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the Corporation's 1999 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
------- ----------------------------------------------------------

            Quantitative and Qualitative Disclosures About Market Risk are incorporated herein by reference from the Corporation's 1999 Annual Report to Shareholders, attached as an exhibit hereto.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

            Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated herein by reference from the Corporation's 1999 Annual Report to Shareholders, attached as an exhibit hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   Financial Disclosure.
         ----------------------------------------------------------------

            None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Corporation.
-------  ---------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15, 2000, for its 2000 Annual Meeting of Shareholders.

Item 11. Executive Compensation.
-------  ----------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15, 2000, for its 2000 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15, 2000, for its 2000 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15, 2000, for its 2000 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------

1.  Index to Consolidated Financial Statements
    ------------------------------------------


                                                                               Page of Annual
                                                                           Report to Shareholders
                                                                           ----------------------


Consolidated Balance Sheets                                                        Page 36
at December 31, 1999 and
1998

Consolidated Statements of                                                         Page 37
Income for the years ended
December 31, 1999, 1998
and 1997

Consolidated Statement of Changes                                                  Page 38
in Stockholders' Equity and
Comprehensive Income for the years
Ended December 31, 1999, 1998 and 1997

Consolidated Statements of                                                         Page 39
Cash Flows for the years ended
December 31, 1999, 1998 and 1997

Notes to Consolidated                                                              Pages 40 to 59
Financial Statements

Report of Independent Certified                                                    Page 61
Public Accountants

         The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January 27, 2000, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, are hereby incorporated herein by reference.

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

3.   Exhibits
     --------

              The   following  is  a  list  of  the  exhibits   filed  with,  or
incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

*        3(i).  Articles of Incorporation. Copy of the Articles of Incorporation
                -------------------------
                of the Corporation, as amended.
         3(ii). By-Laws of the Corporation. By-Laws of the Corporation, filed as
                --------------------------
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated by reference.

         10.    Material contracts.
                ------------------

                  (a) Copy of Employment Agreement among the Corporation, the Bank and Charles E. Swope dated January 1, 1999, filed as Exhibit 10 (a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

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

                  (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2000 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

* (g) Copy of Employment Agreement between the Bank and James Duncan Smith (EVP), dated December 1, 1999. Kevin C. Quinn, EVP, and Peter J. D' Angelo, EVP, are also parties to employment agreements with the Bank which are substantially identical to Mr. Smith's.

* 13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 1999. With the exception of pages 17-61 and the items referred to in Items 1, 5, 6, 7, 7A, 8 and 16 hereof, the Corporation's 1999 Annual Report to Shareholders is not deemed to be filed as part of this report.

*        21.      Subsidiaries  of  the  Corporation.  First  National  Bank  of
Chester County, formerly known as The First National Bank of West Chester, a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, incorporated, in 1996 in the State of Pennsylvania.

*        23.      Consents of experts and counsel.  Consent of Grant Thornton
LLP, dated March 24, 2000.

* 27. Financial Data Schedules. A Financial Data Schedule is being submitted with the Corporation's 1999 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K.

(b) Reports on Form 8-K. A Form 8-K was filed by the  Corporation on October 15,
    -------------------
1999 that reported the Corporation's third quarter earnings for September 20, 1999, filed with the SEC via EDGAR.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST  CHESTER  COUNTY   CORPORATION
                                    (Formerly   known  as  FIRST  WEST  CHESTER
                                     CORPORATION)


                                     /s/ Charles E. Swope
                                     ___________________________
                                     By:
                                     Charles E. Swope,
                                     President

Date:  March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 29, 2000.

      Signature                                          Title
      ---------                                          -----

/s/ Charles E. Swope                           President, Chief Executive
______________________________                 Officer and Chairman of the
                                               Board of Directors
Charles E. Swope


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

/s/ John J. Ciccarone                                                 Director
--------------------------------
John J. Ciccarone

/s/ M. Robert Clarke                                                  Director
---------------------------------
M. Robert Clarke

/s/ Clifford E. DeBaptiste                                            Director
---------------------------------
Clifford E. DeBaptiste

/s/ John A. Featherman, III                                           Director
---------------------------------
John A. Featherman, III

/s/ John S. Halsted                                                   Director
---------------------------------
John S. Halsted

/s/ J. Carol Hanson                                                   Director
---------------------------------
J. Carol Hanson

/s/ David L. Peirce                                                   Director
---------------------------------
David L. Peirce

/s/ John B. Waldron                                                   Director
---------------------------------
John B. Waldron

                                Index to Exhibits

              The   following  is  a  list  of  the  exhibits   filed  with,  or
incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

* 3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended.
                -------------------------
         3(ii). By-Laws of the Corporation. By-Laws of the Corporation, filed as
                --------------------------
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

         10.    Material contracts.
                ------------------
                  (a) Copy of Employment Agreement among the Corporation, the Bank and Charles E. Swope dated January 1, 1999, filed as Exhibit 10 (a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

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

                  (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2000 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

* (g) Copy of Employment Agreement between the Bank and James Duncan Smith (EVP), dated December 1, 1999. Kevin C. Quinn, EVP, and Peter J. D'Angelo, EVP, are also parties to employment agreements with the Bank which are substantially identical to Mr. Smith's.

*        13.      Annual  Report to  Security  Holders,  Form 10-Q or  Quarterly
                  ------------------------------------
Report to Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 1999. With the exception of pages 17-61and the items referred to in Items 1, 5, 6, 7, 7A and 8 hereof, the Corporation's 1999 Annual Report to Shareholders is not deemed to be filed as part of this Report.

*        21.      Subsidiaries  of the  Corporation.  The First National Bank of
                  ---------------------------------
Chester County, formerly known as The First National Bank of West Chester, a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc.formerly known as 323 East
Gay Street Corporation, incorporated in 1996 in the State of Pennsylvania.

*        23.      Consents of experts and counsel.    Consent of Grant Thornton
LLP, dated March 24, 2000.


*        27.      Financial Data  Schedules.  A Financial Data Schedule is being
                  -------------------------
submitted with the Corporation's 1999 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K.

                  (b)  Reports  on  Form  8-K.  A  Form  8-K  was  filed  by the
                       ----------------------
Corporation on October 15, 1999 that reported the Corporation's third quarter earnings for September 20, 1999, filed with the SEC via EDGAR.