Form 10-Q
period 2000-03-31
FIRST CHESTER COUNTY CORP
filed 2000-05-15
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000, OR
                               --------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.
                    -------


                        FIRST CHESTER COUNTY CORPORATION
                        --------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of May 15, 2000 was 4,524,918.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                             Consolidated Statements of Condition
                             March 31, 2000 and December 31, 1999                                                         3


                             Consolidated Statements of Income
                             Three-Months Ended March 31, 2000 and 1999                                                   4


                             Consolidated Statements of Stockholder's Equity                                              5


                             Consolidated Statements of Cash Flows
                             Three-Months Ended March 31, 2000 and 1999                                                   6


                             Notes to Consolidated Financial Statements                                                   7


                  Item 2 - Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                              8-21

                  Item 3 - Quantitative and Qualitative Disclosures About
                           Market Risk                                                                                   22

Part II. OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                                             23
                  Item 2 - Changes in Securities                                                                         23
                  Item 3 - Defaults upon Senior Securities                                                               23
                  Item 4 - Submission of Matters to a Vote of Security Holders                                        23-24
                  Item 5 - Other Information                                                                             25
                  Item 6 - Exhibits and Reports on Form 8-K                                                              25


                  Signatures                                                                                             26


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       (Unaudited)
(Dollars in thousands)                                                                  March 31,          December 31,
                                                                                            2000                  1999
                                                                                       --------------      -----------

ASSETS
    Cash and due from banks                                                              $   27,852           $   27,257
    Federal funds sold                                                                           --                5,000
    Interest Bearing Deposits in banks                                                           76                   --
                                                                                          ---------            ---------

                Total cash and cash equivalents                                              27,928               32,257
                                                                                          ---------            ---------

    Investment securities held-to-maturity (market value of $3,495 and $4,535 at
        March 31, 2000 and December 31, 1999,
         respectively)                                                                        3,373                4,402

    Investment securities available-for-sale, at market value                               109,221              108,638

    Loans                                                                                   366,383              354,338
    Less:  Allowance for loan losses                                                         (6,412)              (6,261)
                                                                                          ---------            ---------

                Net loans                                                                   359,971              348,077

    Premises and equipment                                                                   10,522               10,444
    Other assets                                                                              8,996                8,084
                                                                                          ---------            ---------

                Total assets                                                             $  520,011           $  511,902
                                                                                          =========            =========

LIABILITIES
    Deposits
        Noninterest-bearing                                                              $   84,443           $   82,734
        Interest-bearing (including certificates of deposit over $100 of $24,314 and $28,377 - March 31, 2000 and
           December 31, 1999 respectively)                                                  365,157              365,699
                                                                                          ---------            ---------

        Total deposits                                                                      449,600              448,433

    Securities sold under repurchase agreements                                               3,606                3,365
    Federal Home Loan Bank advances and other borrowings                                     22,297               16,667
        Other liabilities                                                                     5,795                5,255
                                                                                          ---------            ---------

        Total liabilities                                                                   481,298              473,720
                                                                                          ---------            ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at March 31, 2000 and December 31, 1999.                       4,800                4,800
    Additional paid-in capital                                                                  602                  602
    Retained earnings                                                                        39,517               38,652
    Accumulated other comprehensive income                                                   (2,884)              (2,893)
    Treasury stock, at cost:  275,748 shares and 254,509 shares
        at March 31, 2000 and December 31, 1999, respectively.                               (3,322)              (2,979)
                                                                                          ---------            ---------

                Total stockholders' equity                                                   38,713               38,182
                                                                                          ---------            ---------

                Total liabilities and stockholders' equity                               $  520,011           $  511,902
                                                                                          =========            =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                        Three Months Ended
                                                                                                      March 31,
                                                                                            ----------------------------
                                                                                               2000               1999
                                                                                            ---------          ---------
INTEREST INCOME
    Loans, including fees                                                                   $   7,645          $   6,636
    Investment securities                                                                       1,880              1,660
    Federal funds sold                                                                             28                 61
    Deposits in banks                                                                               1                 --
                                                                                             --------           --------

                Total interest income                                                           9,554              8,357
                                                                                             --------           --------

INTEREST EXPENSE
    Deposits                                                                                    3,557              3,411
    Securities sold under repurchase agreements                                                    36                 31
    Federal Home Loan Bank advances and other borrowings                                          335                 85
                                                                                             --------           --------

                Total interest expense                                                          3,928              3,527
                                                                                             --------           --------

                Net interest income                                                             5,626              4,830

    Provision for loan losses                                                                     290                138
                                                                                             --------           --------

                Net interest income after provision for possible loan losses                    5,336              4,692
                                                                                             --------           --------

NON-INTEREST INCOME
    Financial Management Services                                                                 786                629
    Service charges on deposit accounts                                                           249                245
    Investment securities gains (losses), net                                                     (43)                 4
    Other                                                                                         346                311
                                                                                             --------           --------

                Total non-interest income                                                       1,338              1,189
                                                                                             --------           --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              2,632              2,346
    Net occupancy, equipment and data processing                                                  990                958
    FDIC Bank insurance fund assessments                                                           22                 12
    Bank shares tax                                                                               106                100
    Other                                                                                         927                903
                                                                                             --------           --------

                Total non-interest expense                                                      4,677              4,319
                                                                                             --------           --------

                Income before income taxes and cumulative effect
                  of change in accounting for income taxes                                      1,997              1,562

INCOME TAXES                                                                                      566                476
                                                                                             --------           --------

NET INCOME                                                                                  $   1,431          $   1,086
                                                                                             ========           ========

PER SHARE DATA
    Basic earnings per common share                                                         $   0.320          $    0.24
                                                                                             ========           ========
    Diluted earnings per common share                                                       $   0.310          $    0.23
                                                                                             ========           ========
    Dividends declared                                                                      $   0.125          $   0.120
                                                                                             ========           ========

Basic weighted average shares outstanding                                                   4,537,464          4,598,887
                                                                                            =========          =========

Diluted weighted average shares outstanding                                                 4,557,461          4,673,886
                                                                                            =========          =========



The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(Dollars in thousands)                                                                      2000                   1999
                                                                                        -----------            --------

Balance at January 1,                                                                      $ 38,182              $ 39,723

    Net income to date                                                                        1,431                 1,086
    Cash dividends declared                                                                    (566)                 (553)
    Net unrealized gain (loss) on securities available-for-sale                                   9                  (294)
    Paid-in capital from treasury stock transactions                                             --                    57
    Treasury stock transactions                                                                (343)                 (642)
                                                                                            -------               -------

Balance at March 31,                                                                       $ 38,713              $ 39,377

                                                                                          =======               =======

































The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                          March 31,
                                                                                              ---------------------------
(Dollars in thousands)                                                                           2000              1999
                                                                                              ---------          --------

OPERATING ACTIVITIES
    Net Income                                                                               $    1,431         $   1,086
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                406               342
        Provision for loan losses                                                                   290               138
        Amortization of investment security premiums
           and accretion of (discounts)                                                              33               119
        Amortization of deferred fees on loans                                                       61                14
        Investment securities (gains) losses, net                                                    43                (4)
        (Increase) in other assets                                                                 (904)             (587)
        Increase in other liabilities                                                               617             1,460
                                                                                              ---------          --------

           Net cash provided by operating activities                                              1,977             2,568
                                                                                              ---------          --------

INVESTING ACTIVITIES
    Increase in interest bearing deposits in banks                                                  (76)               --
    Increase in loans                                                                           (12,244)             (561)
    Proceeds from sale of investment securities available-for-sale                                2,013             2,441
    Proceeds from maturities of investment securities available-for-sale                          4,462             9,503
    Proceeds from maturities of investment securities held-to-maturity                                -             1,733
    Purchases of investment securities available-for-sale                                        (6,106)          (20,022)
    Purchase of premises and equipment, net                                                        (484)             (134)
                                                                                              ---------          --------

           Net cash provided by investing activities                                            (12,435)           (7,040)
                                                                                              ---------          --------

FINANCING ACTIVITIES
    Increase in Federal Home Loan Bank advances                                                   5,630             1,542
    Increase in deposits                                                                          1,167             3,536
    (Increase) decrease in securities sold under repurchase agreements                              241               (39)
    Cash dividends                                                                                 (566)             (553)
    Treasury stock transactions                                                                    (343)             (585)
                                                                                              ---------          --------

           Net cash provided by financing activities                                              6,129             3,901
                                                                                              ---------          --------


           NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (4,329)             (571)

Cash and cash equivalents at beginning of year                                                   32,257            30,681
                                                                                              ---------          --------

Cash and cash equivalents at end of period                                                   $   27,928         $  30,110
                                                                                              =========          ========



The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. We have adopted the provisions of FASB issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income
         (loss) net of taxes for the three-month period ended March 31, 2000 was $9 thousand, compared to $(294) thousand in the same period last year.

5. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on our minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on our earnings or financial position. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of derivative instruments we may be using at that time.

6. Certain prior year amounts have been reclassified to conform to the current year presentations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation (the "Corporation") and its wholly-owned subsidiaries, The First National Bank of Chester County (the "Bank") and Turks Head Properties, Inc. It should be read in conjunction with the consolidated financial statements included in this report.

         On February 17, 2000 the Board of Directors of the First West Chester Corporation voted to modify the name of the banks holding company's banking subsidiary to First National Bank of Chester County and changed the name of the bank's parent corporation to First Chester County Corporation.

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

         These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) volatility in the Corporation's market area due to recent mergers of competing financial institutions may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse; (f) impact of changes in interest rates on customer behavior; (h) estimated changes in net interest income; (i) anticipated pressure on net yields; and (j) branch locations. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

                          EARNINGS AND DIVIDEND SUMMARY

        Net income for the three months ended March 31, 2000 was $1.431 million, an increase of $345 thousand or 31.8% from $1.086 million for the same period in 1999. The increase in net income is the direct result of increases in net interest income and increases in non-interest income, partially offset by increases in operating expenses. Basic earnings per share for the three months ending March 31, 2000 were $0.32 per share, a $0.08 or 33.3% increase over the same period in 1999. Cash dividends declared during the first quarter of 2000 increased $0.005 per share, a 4.2% increase compared to $0.12 per share in the first quarter of 1999. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                                              March                           December
                                                  -------------------------                   --------
                                                   2000              1999                        1999
                                                   ----              ----                     --------

        SELECTED RATIOS
       Return on average assets                    1.12%             0.93%                       1.14%
       Return on average equity                   14.90%            10.98%                      13.13%
       Earnings retained                          60.38%            49.08%                      57.26%
       Dividend payout ratio                      39.62%            50.92%                      42.74%
       Book value per share                       $8.56             $8.58                       $8.61

The "Consolidated Average Balance Sheet" on page 13 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for each of the three-month periods ended March 31, 2000 and 1999, on a tax equivalent basis, was $5.7 million and $4.9 million, respectively. The increase in net interest income is the result of a higher net yield on interest-earning assets and an increase in average interest-earning assets. The average net yield on interest-earning assets, on a tax equivalent basis was 4.78% for the three-month period ended March 31, 2000 compared to 4.45% for the same period in 1999. The increase in the net interest margin is a direct result of increases in rates charged on the Corporations loan portfolios in the recent rising interest rate environment, partially offset by a marginal increase in the average funding cost. Average interest-earning assets increased approximately $39.4 million or 9.0% to $476.0 million during the twelve-month period ending March 31, 2000, compared to $436.7 million during the same period last year. The increase in average funding assets was the result of increased loan activity during the first quarter. Despite the increase in average net yield for the period, the Corporation anticipates that there will be continued pressure on the net yield on interest-earning assets as competition for new loans remains very strong and as the incremental cost of funds continues to increase.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                  Three-Months
                                                                 Ended March 31,
                                                             -----------------------
YIELD ON                                                     2000               1999
--------                                                     -----              ----

Interest-Earning Assets                                      8.08%              7.68%
Interest Bearing Liabilities                                 4.03%              4.01%
                                                             ----               ----
Net Interest Spread                                          4.05%              3.67%
Contribution of Interest-Free Funds                          0.73%              0.78%
                                                             ----               ----
Net Yield on Interest-Earning Assets                         4.78%              4.45%
                                                             ====               ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three-month period ended March 31, 2000 decreased 54.1% to $28 thousand when compared to the same period in 1999. This decrease is primarily the result of a decrease in average federal funds sold of $3.0 million or 58.9%, from $5.1 million at March 31, 1999 to $2.1 million at March 31, 2000, partially offset by a 50 basis point (one basis point is equal 1/100 of a percent) increase in interest rates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities increased 13.5% for the three-month period ended March 31, 2000 to approximately $1.9 million compared to $1.7 million during the same period in 1999. The increase was primarily the result of a 11.0% or 66 basis point increase in the yield earned. Also contributing to the increase was a 2.1% or $2.4 million increase in the average investment security balance to $113.7 million on a tax equivalent basis.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 15.6% to $7.7 million for the three-month period ended March 31, 2000 compared to $6.7 million for the same time period in 1999. The increase in interest income for the three-month period ended March 31, 2000 is the direct result of a 12.5% increase in average outstanding loan balances to $360.1 million and a 23 basis point or 2.8% increase on rates earned on the portfolio.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 4.3% for the three-month period ended March 31, 2000 to approximately $3.6 million, compared to the same period in 1999. The increase is primarily the result of an increase in average interest-bearing deposits of $20.7 million, partially offset by a 6 basis point decrease in the rates paid on interest bearing deposits, compared to the same period in 1999.

         Competition for deposits from non-banking institutions such as credit union and mutual fund companies continues to be strong. Despite the competition, the Corporation's deposit base continues to grow and growth is expected to continue as we continue to open new branches and attract new customers with new products and services. Growth can be attributed to our four new limited service retirement community branches located in Chester and Delaware counties. New branch sites are currently under review. New branch sites will help expand the corporations deposit base. The Corporation's effective rate on interest-bearing deposits decreased from 3.97% in the first quarter of 1999 to 3.91% for the first quarter of 2000.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements increased 16.1% to $36 thousand for the three-month period ended March 31, 2000 compared to the same time period in 1999. The increase is attributable to a 92 basis point or 24.2% increase on average rates paid on securities sold under repurchase agreements, partially offset by a 6.5% or $211 thousand decrease in average securities sold under repurchase agreements for the comparable periods.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings increased $250 thousand to $335 thousand for the three-month period ended March 31, 2000 from $85.0 thousand when compared to the same period in 1999. The need for borrowing increased in the first quarter of 2000 as a result of a steady increase in loan demand, which has continued since the second quarter of 1999. As a result, average Federal Home Loan Bank ("FHLB") and other borrowings increased in the first quarter of 2000 to $22.6 million as compared to $5.2 million during the same period in 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Borrowings  at any  time  may  consist  of one or  more of the  following:  FHLB
Overnight or Term Advances, and advances under line agreements with our correspondent banks.

                            PROVISION FOR LOAN LOSSES

         During the first quarter of 2000, the Corporation recorded a $290 thousand provision for loan losses compared to $138 thousand for the same period in 1999. The increase in the provision expense for the three-month period ended March 31, 2000 can be attributed to the loan growth over the last several quarters and does not reflect an erosion of credit quality. The allowance for loan losses as a percentage of total loans was 1.75% as of March 31, 2000 and 1.85% as of March 31, 1999. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 12.5% to $1.3 million for the three months ended March 31, 2000, compared to the same period in 1999. The primary component of non-interest income is Financial Management Services revenue, which increased $157 thousand or 25.0% to $786 thousand for the three-months ended
March 31, 2000 compared with the same period in 1999. The market value of Financial Management Services assets under management and custody grew $20.1 million or 4.9% from $409.9 million at March 31, 1999 to $430.0 million at March 31, 2000. The increase in Financial Management Services revenue and growth in assets under management and custody is primarily the result of market appreciation and new account relationships acquired through strong marketing and business development efforts.

        Service charges on deposit accounts increased approximately 1.6% to $249 thousand for the three-months ended March 31, 2000 compared to $245 thousand for the same period in 1999. Other non-interest income increased 11.3% to $346 thousand for the three-months ended March 31, 2000 compared to $311 thousand for the same period in 1999. This increase can be attributed to several factors, a one time fee related to a recent Community Development Corporation ("CDC") investment, increased property rental income and a higher volume of fee income from our MAC and credit card products.

                              NON-INTEREST EXPENSE

        Total non-interest expense for the first quarter of 2000 increased 8.3% to $4.7 million compared to the same period in 1999. The various components of non-interest expense are discussed below.

        First quarter 2000 salaries and employee benefits increased 12.2% to $2.7 million for the three-month period ended March 31, 2000 compared to the same period in 1999. Annual employee raises and a proportional increase in employee benefits are primarily responsible for the increase. The hiring of additional staff for the Matlack Street and retirement home branches during the second half of 1999 also contributed to this increase. At March 31, 2000 the corporation employed 207 full time and 37 part time employees compared to 187 full time and 37 part time at March 31, 1999.

        Net occupancy, equipment and data processing expense increased 3.3% to $990 thousand for the three-month period ended March 31, 2000 compared to the same period last year. The increase is the direct result of increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure. Increases

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


in the Corporations facilities also contributed the increase. See "Building Improvements and Technology Projects" sections for more detail.

        Total other non-interest expense increased 2.7% to $927 thousand for the three months ended March 31, 2000 compared to the same period in 1999. This increase can be partially attributed to an increase in the Corporation's marketing efforts to attract new customers and new employees and to promote its corporate image, and an increase in the amount of professional consulting services utilized by the corporation.

        Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by increases in net interest and fee income generated by business in the new marketing areas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                                  2000                               1999
                                                           -----------------------------      ----------------------------
                                                             Daily                              Daily
                                                             Average                            Average
ASSETS                                                       Balance   Interest    Rate         Balance   Interest   Rate
------                                                       -------   --------    ----         -------   --------   ----

    Federal funds sold                                     $    2,130  $    28     5.26%      $    5,181  $     61   4.71%
    Interest bearing deposits in banks                             75        1     5.33%              --        --     --
    Investment securities
        Taxable                                               111,465    1,853     6.65%         109,422     1,634   5.97%
        Tax-exempt(1)                                           2,265       42     7.34%           1,938        36   7.40%
                                                            ---------   ------                 ---------   -------
           Total investment securities                        113,730    1,895     6.66%         111,360     1,670   6.00%
                                                            ---------   ------                 ---------   -------
    Loans(2)
        Taxable                                               353,894    7,547     8.53%         316,716     6,568   8.30%
        Tax-exempt(1)                                           6,194      141     9.08%           3,412        84   9.89%
                                                            ---------   ------                 ---------   -------
           Total loans                                        360,088    7,689     8.54%         320,128     6,652   8.31%
                                                            ---------   ------                 ---------   -------
           Total interest-earning assets                      476,023    9,612     8.08%         436,669     8,383   7.68%
    Non-interest earning assets
        Allowance for possible loan losses                     (6,315)                            (5,913)
        Cash and due from banks                                20,630                             20,672
        Other assets                                           19,309                             15,816
                                                            ---------                          ---------
           Total assets                                    $  509,647                         $  467,244
                                                            =========                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Savings, NOWS & money market deposits                  $  224,869  $ 1,708     3.04%      $  194,008  $  1,393   2.87%
    Certificates of deposits and other time                   139,346    1,849     5.31%         149,531     2,018   5.40%
                                                            ---------   ------                 ---------   -------
        Total interest bearing deposits                       364,215    3,557     3.91%         343,539     3,411   3.97%
    Securities sold under repurchase agreements                 3,052       36     4.72%           3,263        31   3.80%
    Federal Home Loan Bank advances and
       other borrowings                                        22,585      335     5.93%           5,274        85   6.45%
                                                            ---------   ------                 ---------   -------
        Total interest bearing liabilities                    389,852    3,928     4.03%         352,076     3,527   4.01%
                                                            ---------   ------                 ---------   -------
    Non-interest bearing liabilities
        Non-interest bearing demand deposits                   75,615                             69,324
        Other liabilities                                       5,673                              6,285
                                                            ---------                          ---------
           Total liabilities                                  471,140                            427,685
    Stockholders' equity                                       38,507                             39,559
                                                            ---------                          ---------
           Total liabilities and stockholders' equity      $  509,647                         $  467,244
                                                            =========                          =========
    Net interest income                                                $ 5,684                            $ 4,856
                                                                        ======                             ======
    Net yield on interest earning assets                                           4.78%                             4.45%
                                                                                   ====                              ====





(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2000 and 1999.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

        Income tax expense for the three-month period ended March 31, 2000 was $566 thousand, compared to $476 thousand in the same period last year. This represents an effective tax rate of 28.4% and 30.5% for the first quarter of 2000 and 1999, respectively. This decrease can be attributed to the Corporations increase in tax-free investments.

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

                                DEPOSIT ANALYSIS

(Dollars in thousands)                          March 31, 2000         December 31, 1999            Average  Balance
                                           --------------------     ------------------------      -----------------------
                                            Average  Effective      Average       Effective        Dollar      Percentage
Deposit Type                                Balance      Yield      Balance          Yield        Variance      Variance
------------                                -------  ----------     --------      ----------      --------    -----------

NOW Accounts                               $ 62,683     1.72%      $ 58,356          1.71%        $ 4,327        7.41%
Money Market                                 28,071     2.89         27,139          2.90             932        3.43
Statement Savings                            49,563     2.96         49,144          3.00             419        0.85
Other Savings                                 2,112     2.84          2,280          2.76            (167)      -7.32
CD's Less than $100,000                     112,967     5.32        118,228          5.38          (5,261)      -4.45
                                            -------                 -------                        ------

Total Core Deposits                         255,396     3.69        255,147          3.79             250        0.10

Non-Interest Bearing
    Demand Deposit Accounts                  75,615        -         72,493             -           3,122        4.31
                                            -------                 -------                        ------

Total Core and Non-Interest
    Bearing Deposits                        331,011      2.85       327,640          2.95           3,372        1.03
                                            -------                 -------                        ------

Tiered Savings                               82,440      4.13        68,067          3.97          14,373       21.12
CD's Greater than $100,000                   26,379      5.26        28,863          5.19          (2,485)      -8.61
                                            -------                 -------                        ------

Total Deposits                             $439,830      3.23      $424,570          3.27         $15,260       3.59
                                            =======                 =======                        =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       The Bank, as a member of the FHLB, maintains a credit facility secured by the Bank's mortgage-related assets. Additionally, the FHLB offers several other credit related products which are available to the Bank. As of March 31, 2000, the amount outstanding under the Bank's line of credit with the FHLB was $22.2 million. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $119.0 million. During the first quarter of 2000, average FHLB advances were approximately $22.6 million and consisted of term advances representing a combination of maturities. The average interest rate on these advances was approximately 5.9%. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

       The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in future time periods. The Corporation's net interest rate sensitivity gap within one year is a negative $213.6 million or 41.1% of total assets at March 31, 2000 compared with a negative $165.7 million or 34.7% of total assets at December 31, 1999. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 2000

                                                                One              Over
(Dollars in thousands)                       Within           through            five          Non-rate
                                            one year         five years          years         sensitive           Total
                                           ----------        ----------         --------       ---------         --------

ASSETS
    Federal funds sold                     $      --          $      --         $     --       $      --         $     --
    Investment securities                     20,785             59,685           32,124              --          112,594
    Interest bearing deposits in banks            --                 --               --              76               76
    Loans and leases                          90,408            214,020           61,955          (6,412)         359,971
    Cash and cash equivalents                     --                 --               --          27,852           27,852
    Premises and equipment                        --                 --               --          10,522           10,522
    Other assets                               4,258                 --               --           4,738            8,996
                                            --------           --------          -------        --------          -------
    Total assets                           $ 115,451          $ 273,705         $ 94,079       $  36,776         $520,011
                                            ========           ========          =======        ========          =======

LIABILITIES AND CAPITAL
    Non-interest bearing deposits          $      --          $      --         $     --       $  84,443         $ 84,443
    Interest bearing deposits                320,015             43,229            1,913              --          365,157
    Repurchase agreements                      3,606                 --               --              --            3,606
    FHLB advances and other
      borrowings                               5,524             11,824            4,949              --           22,297
    Other liabilities                             --                 --               --           5,795            5,795
    Capital                                       --                 --               --          38,713           38,713
                                            --------           --------          -------        --------          -------
    Total liabilities & capital            $ 329,145          $  55,053         $  6,862        $128,951         $520,011
                                            ========           ========          =======         =======          =======

    Net interest rate
      sensitivity gap                      $(213,694)          $218,652         $ 87,217        $(92,175)
                                            ========            =======          =======         =======
    Cumulative interest rate
      sensitivity gap                      $(213,694)        $    4,958         $ 92,175        $     --
                                            ========          =========          =======         =======
    Cumulative interest rate
      sensitivity gap divided
      by total assets                         (41.1%)              1.0%            17.7%
                                            ========          =========          =======

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                                      March 31,                   December 31,
                                                                      --------------------------            ------------
                                                                          2000           1999                    1999
                                                                      -----------     ----------            ------------

     Balance at beginning of period                                    $    6,261     $    5,877              $    5,877
                                                                        ---------      ---------               ---------

     Provision charged to operating expense                                   290            138                     799
                                                                        ---------      ---------               ---------

        Recoveries of loans previously charged-off                             43             48                     178
        Loans charged-off                                                    (182)          (126)                   (593)
                                                                        ---------      ---------               ---------

     Net loans charged-off                                                   (139)           (78)                   (415)
                                                                        ---------      ---------               ---------

     Balance at end of period                                          $    6,412     $    5,937              $    6,261
                                                                        =========      =========               =========

     Period-end loans outstanding                                      $  366,383     $  320,864              $  354,338

     Average loans outstanding                                         $  360,088     $  320,128              $  331,966

     Allowance for loan losses as a
        percentage of period-end loans outstanding                          1.75%          1.85%                   1.77%

     Ratio of net charge-offs to average loans
        Outstanding (annualized)                                            0.15%          0.10%                   0.13%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                March 31,                December 31,
                                                             ---------------------------       ------------
                                                                 2000            1999              1999
                                                                -----            ----              ----

Past due over 90 days and still accruing                      $    338          $   909         $    175

Non-accrual loans                                                1,038            1,372            1,207
                                                               -------           ------          -------

Total non-performing loans                                       1,376            2,281            1,382

Other real estate owned                                            470              192              470
                                                               -------           ------          -------

Total non-performing assets                                   $  1,846          $ 2,473         $  1,852
0                                                              =======           ======          =======

Non-performing loans as a percentage
     of total loans                                              0.38%            0.71%            0.39%

Allowance for loan losses as a
   percentage of non-performing loans                          465.99%          260.28%          453.04%

Non-performing assets as a percentage of
   total loans and other real estate owned                       0.50%            0.77%            0.52%

Allowance for loan losses as a
  percentage of non-performing assets                          347.35%           240.1%          338.07%

         The allowance for loan losses as a percentage of non-performing loans indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at March 31, 2000. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

         The bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. The totals below are included in the non-performing loans and assets table above.

         The balance of impaired loans was $678 thousand, $648 thousand, and $1,078 thousand at March 31, 2000, December 31, 1998, and March 31, 1999, respectively. The associated allowance for impaired loans was $300 thousand, $305 thousand and $333 thousand at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

         For the three months ended March 31, 2000, activity in the allowance for impaired loan losses include a provision of $0, write offs of $5 thousand

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

and recoveries of $0. Interest income of $0 was recorded for the period while contractual interest amounted to $17 thousand. Cash collected on loans for the period was $35 thousand all of which was applied to principal.

         For the twelve months ended December 31, 1999, activity in the allowance for impaired loan losses include a provision of $85 thousand, write offs of $70 thousand and recoveries of $3 thousand. Interest income of $0 was recorded for the period while contractual interest amounted to $89 thousand.
Cash collected on loans for the period was $188 thousand all of which was applied to principal.

         For the three months ended March 31, 1999, activity in the allowance for impaired loan losses include a provision of $50 thousand, write offs of $3 thousand and recoveries of $0. Interest income of $0 was recorded for the period while contractual interest amounted to $23 thousand. Cash collected on loans for the period was $10 thousand all of which was applied to principal.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         The Corporation acquired and opened limited access branch banking facilities in four local retirement communities in December of 1999. The locations include Granite Farms Estates, Lima Estates, and Kendal and Crosslands Communities. These branch locations will serve the residents and employees of their communities and bring the total number of branches in the Corporations network to twelve.

         The Corporation is currently working on four new branch sites. These branch sites, which are in various stages of development, are expected to be completed and opened within the next six to eighteen months.

         In October of 1999, the Bank launched a full line of retail Internet banking services, "Net Teller" and "BillPay". These new products allow our retail customers the convenience to access their accounts and pay bills on-line twenty-four hours a day from home. Since it's release over 1,000 customers have signed up for "Net Teller". A commercial version of "Net Teller" "Net Cash Manager" was released in March of 2000. Other technology products include "FNB Portfolio Link", which gives our Financial Management Services customers the ability to access their accounts over the Internet, and the banks new web site at www.fnbchestercounty.com.
   ------------------------

                                YEAR 2000 ISSUES

         To date, our efforts to be prepared for the Year 2000 appear to have been successful, but if problems were to develop with our systems or with those of our suppliers and other vendors, we might be unable to engage in normal business activities for a period of time or times. Any such disruption could cause our business to suffer. The Corporation incurred direct Y2K project costs of $134 thousand and indirect Y2K project costs of $219 thousand through March 31, 2000.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2000, both the Corporation's and the Bank's capital exceeded all minimum

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


                                                   March 31,                   December 31,
RISK-BASED                                 ----------------------              ------------        "Well Capitalized"
CAPITAL RATIOS                              2000             1999                1999                 Requirements
--------------                              ----             ----                ----              ------------------

   Corporation
   -----------
Leverage Ratio                              8.16%            8.43%                8.59%                   5.00%
Tier I Capital Ratio                       10.87%           11.44%               11.67%                   6.00%
Total Risk-Based Capital Ratio             12.13%           12.70%               12.95%                  10.00%
     Bank
     ----
Leverage Ratio                              8.08%            8.20%                8.36%                   5.00%
Tier I Capital Ratio                       10.72%           11.12%               11.35%                   6.00%
Total Risk-Based Capital Ratio             11.98%           12.37%               12.62%                  10.00%

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth for the Corporation was 0.44% and (0.87)% for the three months ended March 31, 2000 and 1999, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholder's equity at March 31, 2000 and 1999, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1999 Annual Report, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1999 with the SEC via EDGAR. Please refer to the "Management's Discussion and
Analysis" section on pages 20-34 of the Corporation's Annual Report for more information.
                                       22

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

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Corporation was held on March 14, 2000 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about February 15, 2000, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

         The matters submitted to a vote of shareholders at the meeting were the following:

         1.  The election of four Class I directors;

         2. The approval of certain amendments to the Corporation's 1995 Stock Option Plan to modify the formula by which options are awarded to non-employee directors of the Corporation;

         3. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2000; and

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All four of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                                                               Abstentions and
         Nominee                 For              Withheld     Broker Non-Votes
         -------                 ---              --------     ----------------

    John J. Ciccarone         3,325,129            585,988            0

    Clifford E. DeBaptiste    3,321,567            589,550            0

    J. Carol Hanson           3,340,363            570,754            0

    John B. Waldron           3,336,687            574,430            0

    The names of the other directors whose terms of office as directors continued after the Meeting are as follows: M. Robert Clarke, John A. Featherman, III, John S. Halsted, David L. Peirce, and Charles E. Swope.

    The proposal to make certain amendments to the Corporation's 1995 Stock Option Plan was approved. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the proposal were as follows:

         For            Against           Abstentions           Broker non-votes
         ---            -------           -----------           ----------------

      3,760,888         93,492               56,787                    0

    The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2000 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

         For            Against           Abstentions           Broker non-votes
         ---            -------           -----------           ----------------

      3,903,333         1,254                 6,530                    0

    There was no other business that came before the Meeting or matters incident to the conduct of the Meeting.

Item 5.  Other Information

                  On February 18, 2000, pursuant to the approval of the Corporation's Board of Directors, the Corporation filed an amendment to its Articles of Incorporation to change the Corporation's name to "First Chester County Corporation." In addition, effective February 17, 2000, the name of the Bank was changed to the First National Bank of Chester County.

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

         3(i). Certificate of Incorporation. Copy of the Corporation's Certificate of Incorporation, as amended, is incorporated herein by reference to
Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.      Material contracts.
                  ------------------

                  (a) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated herein by reference to the appendix to the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareholders as filed with the SEC.

         27.      Financial Data Schedule.
                  -----------------------

                  (b) Reports on Form 8-K

                      A Form 8-K was filed with the SEC on January 31, 2000 pertaining to a press release announcing 1999 earnings.

                      A Form 8-K was filed with the SEC on February 2, 2000 pertaining to a press release regarding a new interactive web site.

                      A Form 8-K was filed with the SEC on February 7, 2000 pertaining to a press release regarding the initiation of a stock repurchase program.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST CHESTER COUNTY CORPORATION


                                            Charles E. Swope



                                            _____________________________
DATE:  May 15, 2000                         Charles E. Swope
                                            President



                                            J. Duncan Smith


                                            _____________________________
                                            J. Duncan Smith
                                            Treasurer
                                            (Principal Accounting
                                             and Financial Officer)