Form 10-Q
period 2000-06-30
FIRST CHESTER COUNTY CORP
filed 2000-08-14
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, OR
                               -------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of July 31, 2000 was 4,503,418.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                             Consolidated Statements of Condition
                             June 30, 2000 and December 31, 1999                                                          3


                             Consolidated Statements of Income
                             Three and Six-Months Ended June 30, 2000 and 1999                                            4


                             Consolidated Statements of Changes in Stockholder's
                             Equity                                                                                       5


                             Consolidated Statements of Cash Flows
                             Six-Months Ended June 30, 2000 and 1999                                                      6


                             Notes to Consolidated Financial Statements                                                   7


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                           8 - 22

                  Item 3 -   Quantitative and Qualitative Disclosures About
                             Market Risk                                                                                 23



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings
                  Item 2 -   Changes in Securities
                  Item 3 -   Defaults upon Senior Securities
                  Item 4 -   Submission of Matters to a Vote of Security Holders
                  Item 5 -   Other Information
                  Item 6 -   Exhibits and Reports on Form 8-K                                                       24 - 25

                  Signatures                                                                                             26

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                         (Unaudited)
(Dollars in thousands)                                                                     June 30,         December 31,
                                                                                            2000                1999
                                                                                         -----------        ------------

ASSETS
    Cash and due from banks                                                              $   31,822           $   27,257
    Federal funds sold                                                                            -                5,000
    Interest Bearing Deposits in banks                                                          115                    -
                                                                                           --------             --------

                Total cash and cash equivalents                                              31,937               32,257
                                                                                           --------             --------

    Investment securities held-to-maturity (market value of $3,174 and $4,535 at
        June 30, 2000 and December 31, 1999,
         respectively)                                                                        3,080                4,402

    Investment securities available-for-sale, at market value                               105,276              108,638

    Loans                                                                                   378,389              354,338
    Less:  Allowance for loan losses                                                         (6,541)              (6,261)
                                                                                           --------             --------

                Net loans                                                                   371,848              348,077

    Premises and equipment                                                                   10,448               10,444
    Other assets                                                                              8,379                8,084
                                                                                           --------             --------

                Total assets                                                              $ 530,968            $ 511,902
                                                                                           ========             ========

LIABILITIES
    Deposits
        Noninterest-bearing                                                               $  82,036            $  82,734
        Interest-bearing (including certificates of deposit over $100 of $28,594 and $28,377 - June 30, 2000 and
           December 31, 1999 respectively)                                                  379,260              365,699
                                                                                           --------             --------

        Total deposits                                                                      461,296              448,433

    Securities sold under repurchase agreements                                               2,531                3,365
    Federal Home Loan Bank advances and other borrowings                                     22,630               16,667
    Other liabilities                                                                         4,962                5,255
                                                                                           --------             --------

        Total liabilities                                                                   491,419              473,720
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at June 30, 2000 and December 31, 1999.                        4,800                4,800
    Additional paid-in capital                                                                  610                  602
    Retained earnings                                                                        40,456               38,652
    Accumulated other comprehensive income (loss)                                            (2,854)              (2,893)
    Treasury stock, at cost:  284,248 shares and 254,509 shares
        at June 30, 2000 and December 31, 1999, respectively.                                (3,463)              (2,979)
                                                                                           --------             --------

                Total stockholders' equity                                                   39,549               38,182
                                                                                           --------             --------

                Total liabilities and stockholders' equity                                $ 530,968            $ 511,902
                                                                                           ========             ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                             Three Months Ended                Six  Months Ended
                                                                                June 30,                          June 30,
                                                                         ------------------------          ----------------------
                                                                         2000             1999                2000         1999
                                                                         ----             ----                ----         ----

INTEREST INCOME
    Loans, including fees                                                $ 7,989           $6,808           $15,635       $13,445
    Investment securities                                                  1,791            1,817             3,670         3,476
    Federal funds sold                                                         9               34                37            95
    Deposits in Banks                                                          1                -                 2             -
                                                                          ------            -----            ------        ------

                Total interest income                                      9,790            8,659            19,344        17,016
                                                                          ------            -----            ------        ------

INTEREST EXPENSE
    Deposits                                                               3,711            3,444             7,267         6,855
    Securities sold under repurchase agreements                               29               22                65            53
    Federal Home Loan Bank advances and other borrowings                     362               91               698           176
                                                                          ------            -----            ------        ------

                Total interest expense                                     4,102            3,557             8,030         7,084
                                                                          ------            -----            ------        ------

                Net interest income                                        5,688            5,102            11,314         9,932

    Provision for loan losses                                                177              171               467           309
                                                                          ------            -----            ------        ------

                Net interest income after provision
                for possible loan losses                                   5,511            4,931            10,847         9,623
                                                                          ------            -----            ------        ------

NON-INTEREST INCOME
    Financial management services                                            786              629             1,571         1,258
    Service charges on deposit accounts                                      268              256               517           502
    Investment securities gains (losses), net                                  3              198               (40)          202
    Other                                                                    339              319               686           629
                                                                          ------            -----            ------        ------
                Total non-interest income                                  1,396            1,402             2,734         2,591
                                                                          ------            -----            ------        ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,691            2,401             5,322         4,747
    Net occupancy and  equipment                                             997              973             1,987         1,779
    FDIC deposit insurance                                                    23               12                45            24
    Bank shares tax                                                          106              117               213           217
    Other                                                                  1,040              827             1,967         1,881
                                                                          ------            -----            ------        ------
                Total non-interest expense                                 4,857            4,330             9,534         8,648
                                                                          ------            -----            ------        ------

                Income before income taxes and cumulative
                  effect of change in accounting for income taxes          2,050            2,003             4,047         3,566

INCOME TAXES                                                                 545              609             1,112         1,087
                                                                          ------            -----            ------        ------

                NET INCOME                                               $ 1,505           $1,394           $ 2,935       $ 2,479
                                                                          ======            =====            ======        ======

PER SHARE DATA
    Basic net income per common share                                  $   0.33           $  0.30          $  0.65        $  0.54
                                                                        =======            ======           ======         ======
    Diluted net income per common share                                $   0.33           $  0.30          $  0.64        $  0.53
                                                                        =======            ======           ======         ======
    Dividends declared                                                 $  0.125           $ 0.120          $ 0.250        $ 0.240
                                                                        =======            ======           ======         ======

Basic weighted average shares outstanding                              4,525,496        4,578,491         4,531,447     4,588,633
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            4,543,329        4,631,111         4,551,945     4,648,016
                                                                       =========        =========         =========     =========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT'S OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                         Six Months Ended
                                                                                                              June 30,
(Dollars in thousands)                                                                                  2000             1999
                                                                                                      --------         -------

Balance at January 1,                                                                                  $38,182          $39,723

    Net income to date                                                                                   2,935            2,479
    Cash dividends declared                                                                             (1,132)          (1,101)
    Net unrealized gain (loss) on securities available-for-sale                                             91             (479)
    Treasury stock transactions                                                                              1               60
    Paid in capital from treasury stock transactions                                                      (528)            (955)
                                                                                                        ------           ------

Balance at June 30,                                                                                    $39,549          $39,727
                                                                                                        ======           ======





























The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          (Unaudited)
                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                 --------------------=-------
(Dollars in thousands)                                                                              2000              1999
                                                                                                 ---------        -----------

OPERATING ACTIVITIES
    Net Income                                                                                   $   2,935         $    2,479
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                   802                285
    Provision for loan losses                                                                          467                309
    Amortization of investment security premiums
           and accretion of discounts                                                                   58                116
    Amortization of deferred fees on loans                                                             151                 16
    Investment securities (gains) losses, net                                                           40               (202)
    Increase in other assets                                                                        (248)            (2,271)
    (Decrease) increase in other liabilities                                                          (335)             1,237
                                                                                                  --------          ---------

           Net cash provided by operating activities                                                 3,870              1,969
                                                                                                  --------          ---------

INVESTING ACTIVITIES
    Increase in loans                                                                              (24,389)            (7,439)
    Increase in Interest bearing deposits                                                             (115)                 -
    Proceeds from sales of investment securities available-for-sale                                  4,644             12,338
    Proceeds from maturities of investment securities available-for-sale                             6,184             16,903
    Proceeds from maturities of investment securities held-to-maturity                                   -              2,375
    Purchases of investment securities available-for-sale                                           (6,127)           (39,314)
    Purchase of premises and equipment, net                                                           (771)              (170)
                                                                                                  --------          ---------

        Net cash used in investing activities                                                      (20,574)           (15,307)
                                                                                                  --------          ---------

FINANCING ACTIVITIES
    Decrease in securities sold under repurchase agreements                                           (834)              (185)
    Increase in deposits                                                                            12,863             10,821
    Increase (decrease) in Federal Home Loan Bank advances and other borrowings                      5,963               (717)
    Cash dividends                                                                                  (1,132)            (1,101)
    Treasury stock transactions                                                                       (476)              (895)
                                                                                                  --------          ---------

           Net cash provided by financing activities                                                16,384              7,923
                                                                                                  --------          ---------
           NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS                                                                          (320)            (5,414)

Cash and cash equivalents at beginning of period                                                    32,257             30,681
                                                                                                  --------          ---------

Cash and cash equivalents at end of period                                                       $  31,937         $   25,266
                                                                                                  ========          =========



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

2. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. We have adopted the provisions of FASB issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three- and six-month periods ended June 30, 2000 was $82 thousand and $91 thousand, compared to $106 thousand and ($479) thousand in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above) for the three- and six-month periods ended June 30, 2000 was $1.6 million and $3.0 million, compared to $1.5 million and $2.0 million in the same period last year.

5. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000 and SFAS 138 was issued which amended the accounting for various derivative and hedging activities as previously required under SFAS No. 133. Based on our minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133, last amended by SFAS 138, will have a significant impact on our earnings or financial position. However, the impact from adopting SFAS No. 133, as amended by SFAS 138, will depend on the nature and purpose of derivative instruments we may be using at that time.

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

         On February 17, 2000, the Board of Directors of First West Chester Corporation voted to modify the name of the banks holding company's banking subsidiary to First National Bank of Chester County and changed the name of the bank's parent corporation to First Chester County Corporation.

         In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," "or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Investors and prospective investors are cautioned that such statements are only projections. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward looking statements made in this report or presented elsewhere by Management from time to time.

         These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) volatility in the Corporation's market area due to mergers of competing financial institutions which may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse; (f) impact of changes in interest rates on customer behavior; (g) estimated changes in net interest income; (h) anticipated pressure on net yields; and (i) branch locations. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

                          EARNINGS AND DIVIDEND SUMMARY

         Net income for the three-month period ended June 30, 2000 was $1.5 million, an increase of 8.0% from $1.4 million for the same period in 1999. Net income for the six-month period ended June 30, 2000 was $2.9 million, an increase of 18.4% from $2.5 million for the same period in 1999. Increases in net income are the direct result of increases in interest income earned from our loan portfolio and non-interest income sources, such as Financial Management Services Revenue, partially offset by increases in interest expense for deposits and borrowings and increases in operating expenses.

         Cash dividends declared during the second quarter of 2000 increased to $0.125 per share, a 4.2% increase compared to $0.120 per share in the second quarter of 1999. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                                 -------------------------         -----------------------
                                                                    2000             1999            2000            1999
                                                                    ----             ----            ----            ----

           SELECTED RATIOS
           ---------------
           Return on Average Assets                                 1.16%           1.15%             1.14%         1.04%
           Return on Average Equity                                15.46%          14.10%            15.21%        12.52%
           Earnings Retained                                       62.46%          60.62%            61.43%        55.59%
           Dividend Payout Ratio                                   37.54%          39.38%            38.57%        44.41%
           Book Value Per Share                                    $8.76           $8.69             $8.76         $8.69

The "Consolidated Average Balance Sheet" on pages 14 and 15 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 2000, on a tax equivalent basis, was $5.7 million and $11.4 million, compared to $5.2 million and $10.1 million for the same periods in 1999, respectively. The increase in net interest income for both periods was the result of higher net yields on interest-earning assets and an increase in the average amount of interest-earning assets, partially offset by an increase in average interest-bearing liabilities and higher average rates paid on these liabilities.

         Net yields on interest-earning assets, on a tax equivalent basis, were 4.78% for the three- and six-month periods ended June 30, 2000 compared to 4.58% for the three-months ended June 30, 1999 and 4.51% for the six-months ended June 30, 1999. The increase in the average net yield on interest-earning assets for the three-and six-month periods ended June 30, 2000 was primarily the result of an increase in the average yield earned on interest-earning assets, partially offset by an increase in the average yield paid on interest bearing liabilities. The increase in the average net yield earned on interest-earning assets can be attributed to increases in the rates charged on the Corporation's loan portfolio in the current rising rate environment, partially offset by increases in the cost of deposits and borrowings.

         Average interest-earning assets increased approximately $26.0 million to $481.0 million during the second quarter of 2000 from $455.0 million in the same period last year. For the six months ended June 30, 2000, average interest-earning assets increased approximately $32.6 million to $478.5 million from $445.9 million in the same period last year. The increase in average interest-earning assets was primarily the result of an increase in the average loans outstanding due to increased loan originations.

         Despite the increase in the average net yield for both periods, the Corporation anticipates that there will be continued pressure on the net yield on interest-earning assets as competition for new loan business remains strong and the cost of incremental deposit growth and other funding sources becomes more expensive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                Three Months                          Six Months
         Yield On:                                              Ended June 30,                      Ended June 30,
         ---------                                            ------------------                  -----------------
                                                              2000          1999                  2000         1999
                                                              ----          ----                  ----         ----

Interest Earning Assets                                       8.19%         7.70%                 8.14%        7.69%
Interest Bearing Liabilities                                  4.17%         4.05%                 4.10%        3.99%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           4.02%         3.65%                 4.04%        3.70%
Contribution of Interest Free Funds                           0.76%         0.93%                 0.74%        0.81%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.78%         4.58%                 4.78%        4.51%
                                                              ====          ====                  ====         ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three- and six-month periods ended June 30, 2000, decreased 73.5% and 61.1% to $9 thousand and $37 thousand, respectively, when compared to the same periods in 1999. The decrease in interest income on federal funds is the direct result of a 79.7% and 66.1% decrease in the average balance of federal funds sold for the three- and six-month periods ended June 30, 2000, respectively, when compared to the same periods in 1999, partially offset by a 146 and 72 basis point (one basis point is equal to one hundredth of one percent) increase in the rates earned on federal funds sold, for the three- and six- month periods ended June 30, 2000 when compared to the same period in 1999. Funds which in prior periods were sold in the federal funds market have been paid to support loan growth in the current periods.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 1.4% to $1.8 million for the three-month period ended June 30, 2000, and increased 5.6% to $3.7 million for the six-month period ended June 30, 2000, respectively, when compared to the same periods in 1999. The decrease for the three-month period is primarily due to a decrease in average investment security balances of 7.7%, partially offset by a 42 basis point increase on rates earned on such investments. The increase for the six-month period ended June 30, 2000 is the result of a 8.9% or 54 basis point increase in the yield earned compared to the same period last year, partially offset by a $3.4 million or 3.0% decrease in average investment security balances. Decreases in average investment security balances are the result of periodic payments (securities paydowns) and normal maturities. These funds are being used to support loan growth.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 16.4% and 16.2% to $8.0 million and $15.7 million for the three- and six-month periods ended June 30, 2000, compared to the same periods in 1999, respectively. The increase in interest income for these periods is the direct result of an 11.1% and 11.8% increase in the average loans outstanding for the three- and six-month periods ended June 30, 2000, respectively. For the three- and six-month period ended June 30, 2000, loan interest income also benefited from 39 and 33 basis point increases in rates earned on the portfolio as compared to last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest  expense on deposit  accounts  increased 7.1% and 6.0% for the three- and six-month periods ended June 30, 2000 to $3.7 million and $7.3 million, compared to the same periods in 1999. The increase for the three-month period ended June 30, 2000 is the result of an increase in average interest-bearing deposits of $24.4 and a 2 basis point increase in the rates paid on interest-bearing deposits. The increase for the six-month period ended June 30, 2000 is the result of an increase in average interest-bearing deposits of $19.1 million and a 2 basis point increase in rates paid on interest-bearing deposits. The Corporation's effective rate on interest-bearing deposits increased to 4.03% and 3.97% for the three- and six-month periods ended June 30, 2000 from 4.01% and 3.95% for the same periods, respectively, in 1999.

         The recent rising interest rate environment that has positively impacted the interest income earned in the Corporation's loan portfolio has also caused upward pressure on the Corporation's interest bearing deposits. While interest rate increases impact earnings on floating-rate loan portfolios in a relatively short time, the impact on deposit interest expense is more gradual. The Corporation anticipates that the current rising rate environment will continue to put upward pressure on deposit rates in future time periods.

         Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be a strong factor. Despite this competition, the Corporation's deposit base continues to grow and growth is expected to continue as we continue to open new branches and attract new customers with new products and services. Recent growth can be attributed primarily to our four new limited service retirement community branches located in Chester and Delaware counties. New branch sites are currently under review. New branch sites will help expand the Corporation's deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements increased 31.8% and 22.6% to $29 thousand and $65 thousand for the three- and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The increases are primarily attributable to 28.4%, or a 114 basis point increase, and 26.0%, or a 101 basis point increase, in rates paid on such contracts, compared to the rates paid in the three- and six-month periods ended June 30, 1999, respectively.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings increased 298.9% and 296.6% for the three- and six-month periods ended June 30, 2000, respectively. The increase is a direct result of a $17.5 million or 296.1% and a $17.0 million or 304.7% increase in borrowings for the three- and six-month periods ending June 30, 2000 when compared to the same periods last year. The increases in loans outstanding for the three- and six-month periods have outpaced our deposit growth during the same periods, necessitating that the Corporation obtain funds from other sources. Borrowings consist of overnight Fed Funds purchased, Federal Home Loan Bank ("FHLB") FlexLine, FHLB term advances and FHLB Open Repo and Repo Plus advances.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                            PROVISION FOR LOAN LOSSES

         During the three- and six-month periods ended June 30, 2000, the Corporation recorded a $177 thousand and a $467 thousand provision for loan losses compared to a $171 thousand and a $309 thousand for the same periods in 1999. The increase in the provision expense is a result of an increase in loan growth for the three- and six-month periods ended June 30, 2000, compared to the same periods in 1999. The allowance for loan losses as a percentage of total loans was 1.73% at June 30, 2000, 1.77% at December 31, 1999 and 1.81% at June 30, 1999, respectively. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income decreased 0.4% to $1.4 million for the three-month period ended June 30, 2000 when compared to the same period in 1999. For the six- month period ended June 30, 2000, total non-interest income increased 5.5% to $2.7 million when compared to the same period in 1999. The primary component of non-interest income is Financial Management Services revenue, which increased 25.0% and 24.9% to $786 thousand and $1.6 million for the three- and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in Financial Management Services revenue is primarily the result of an increase in assets under management and custody. The market value of Financial Management Services assets under management and custody grew $18.6 million or 4.5% from $414.7 million at June 30, 1999 to $433.3 million at June 30, 2000. The increase in Financial Management Services revenue and growth in assets under management and custody is primarily the result of market appreciation and new account relationships acquired through strong marketing and business development efforts.

         Service charges on deposit accounts increased approximately 4.7% to $268 thousand for the three-months ended June 30, 2000 compared to $256 thousand for the same period in 1999. For the six-month period ended June 30, 2000, service charges on deposit accounts increased 3.0% to $517 thousand compared to $502 thousand for the same period in 1999. This increase can be attributed to the growth in the number and volume of deposit accounts for the current periods when compared with the same periods last year. Other non-interest income increased 6.3% to $339 thousand for the three-months ended June 30, 2000 compared to $319 thousand for the same period in 1999. For the six-month period ended June 30, 2000, other non-interest income increased 9.1% to $686 thousand compared to $629 thousand for the same period in 1999. The increases in other non-interest income can be partially attributed to fees related to Community Development Corporation ("CDC") activities.

         Investment securities gains (losses) also contributed to the change in non-interest income. For the three-month period ended June 30, 2000, investment security gains (losses) decreased $195 thousand or 98.5% from $198 thousand to $3 thousand, when compared to the same period in 1999. For the six-month period ended June 30, 2000, investment security gains (losses) decreased $242 thousand or 119.8% from $202 thousand to $(40) thousand, when compared to the same period in 1999. During the first and second quarters of 1999, the Corporation realized gains on the sale of certain early securities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and six-month periods ended June 30, 2000 increased 12.2% to $4.9 million and $10.3% to $9.5 million, compared to the same periods in 1999. The various components of non-interest expense changes are discussed below.

         Employee salaries and benefits increased 12.1% to $2.7 million and 12.1% to $5.3 million for the three-month and six-month periods ended June 30, 2000 compared to the same periods in 1999. Increased staff, annual employee raises, and a proportional increase in employee benefits are primarily responsible for the increase. At June 30, 2000, the Corporation employed 218 full time and 40 part time employees compared to 189 full time and 39 part time employees at June 30, 1999. The hiring of additional staff for the Matlack
Street and Retirement Community branches during the second half of 1999 also contributed to the increase.

         Net occupancy, equipment, and data processing expense increased 2.5% and 11.7% to $1.0 million and $2.0 million for the three- and six-month periods ended June 30, 2000, compared to the same periods last year, respectively. The increase is the direct result of increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure. Increases in the Corporation's facilities also contributed to the increase. See "Building Improvements and Technology Project" section for more detail.

        Total other non-interest expense increased 25.8% and 4.6% to $1.0 million and $2.0 million for the three-month and six-month periods ended June 30, 2000 compared to the same periods in 1999. These increases can be attributed to increased advertising and marketing efforts to attract new customers and to promote our corporate image and an increase in the amount of professional consulting services utilized by the Corporation.

       Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

         The Corporation is currently working on four new branch sites. These branch sites, which are in various stages of development, are expected to be completed and opened within the next six to twelve months.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                              2000                                      1999
                                                     ---------------------------------         --------------------------------
                                                      Daily                                    Daily
                                                      Average                                  Average
                                                      Balance       Interest     Rate          Balance      Interest       Rate
                                                      -------       --------     ----          -------      --------       ----

ASSETS
Federal funds sold                                    $    571       $    9      6.30%         $  2,809       $   34     4.84%
Interest bearing deposits in banks                         169            2      4.73%                -            -         -
Investment securities
    Taxable                                            106,973        1,761      6.58%          116,051        1,787     6.16%
    Tax-exempt (1)                                       2,279           43      7.55%            2,312           43     7.39%
                                                       -------        -----                     -------        -----
        Total investment securities                    109,252        1,804      6.60%          118,363        1,830     6.18%
                                                       -------        -----                     -------        -----
Loans (2)
    Taxable                                            364,795        7,894      8.66%          327,926        6,742     8.22%
    Tax-exempt (1)                                       6,175          139      8.99%            5,876          157    10.68%
                                                       -------        -----                     -------        -----
        Total loans                                    370,970        8,033      8.66%          333,802        6,899     8.27%
                                                       -------        -----                     -------        -----
        Total interest-earning assets                  480,962        9,848      8.19%          454,974        8,763     7.70%
Non-interest earning assets
    Allowance for loan losses                           (6,490)                                  (5,961)
    Cash and due from banks                             23,285                                   21,923
    Other assets                                        19,651                                   15,997
                                                       -------                                  -------
        Total assets                                  $517,408                                 $486,933
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $231,599       $1,823      3.15%         $195,551       $1,477     3.02%
Certificates of deposits and other time                136,380        1,888      5.54%          147,988        1,967     5.32%
                                                       -------        -----                     -------        -----
   Total interest bearing deposits                     367,979        3,711      4.03%          343,539        3,444     4.01%
Securities sold under repurchase agreements              2,252           29      5.15%            2,194           22     4.01%
Federal Home Loan Bank advances and
      other borrowings                                  23,388          363      6.21%            5,904           91     6.17%
                                                       -------        -----                     -------        -----
   Total interest bearing liabilities                  393,619        4,103      4.17%          351,637        3,557     4.05%
                                                       -------        -----                     -------        -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits                80,094                                   72,213
    Other liabilities                                    4,763                                   12,454
                                                       -------                                  -------
        Total liabilities                              478,476                                  436,304
Stockholders' equity                                    38,932                                   50,629
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $517,408                                 $486,933
                                                       =======                                  =======
Net interest income                                                  $5,745                                   $5,206
                                                                      =====                                    =====
Net yield on interest earning assets                                             4.78%                                   4.58%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                             2000                                       1999
----------------------                                -------------------------------          --------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----

ASSETS
Federal funds sold                                    $  1,351     $     37      5.48%         $  3,989      $    95     4.76%
Interest bearing deposits in banks                         109            2      3.67%                -            -         -
Investment securities
Taxable                                                109,219        3,614      6.62%          112,755        3,421     6.07%
    Tax-exempt (1)                                       2,272           86      7.56%            2,126           83     7.80%
                                                       -------      -------                     -------       ------
        Total investment securities                    111,491        3,700      6.64%          114,881        3,504     6.10%
                                                       -------      -------                     -------       ------
Loans (2)
    Taxable                                            359,343       15,441      8.59%          321,077       13,247     8.25%
    Tax-exempt (1)                                       6,186          293      9.46%            5,926          298    10.04%
                                                       -------      -------                     -------       ------
        Total loans                                    365,529       15,734      8.61%          327,003       13,545     8.28%
                                                       -------      -------                     -------       ------
        Total interest-earning assets                  478,480       19,473      8.14%          445,873       17,144     7.69%
Non-interest earning assets
    Allowance for loan losses                           (6,403)                                  (5,878)
    Cash and due from banks                             21,958                                   21,301
    Other assets                                        19,492                                   15,846
                                                       -------                                  -------
        Total assets                                  $513,527                                 $477,142
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $228,233     $  3,531      3.09%         $198,244      $ 2,870     2.90%
Certificates of deposits and other time                137,864        3,736      5.42%          148,754        3,985     5.36%
                                                       -------      -------                     -------       ------
Total interest bearing deposits                        366,097        7,267      3.97%          346,998        6,855     3.95%
Securities sold under repurchase agreements              2,652           65      4.90%            2,725           53     3.89%
Federal Home Loan Bank advances and
     other borrowings                                   22,633          698      6.17%            5,592          176     6.29%
                                                       -------      -------                     -------       ------
   Total interest bearing liabilities                  391,382        8,030      4.10%          355,315        7,084     3.99%
                                                       -------      -------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                77,854                                   70,777
    Other liabilities                                    5,572                                    5,926
                                                       -------                                  -------
        Total liabilities                              474,808                                  432,018
Stockholders' equity                                    38,719                                   45,124
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $513,527                                 $477,142
                                                       =======                                  =======
Net interest income                                                $ 11,443                                  $10,060
                                                                    =======                                   ======
Net yield on interest earning assets                                             4.78%                                   4.51%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

         Income tax expense for the three- and six-month periods ended June 30, 2000 was $545 thousand and $1.1 million, compared to $609 thousand and $1.1 million in the same periods last year. This represents effective tax rates of 26.6% and 27.5% for the three- and six-month periods ended June 30, 2000, respectively. The effective tax rate for the three- and six-month periods ended June 30,1999 were 30.4% and 30.5%, respectively. This decrease in the effective tax rate can be attributed to tax planning strategies put in place by management.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

         The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is funding available from the FHLB, deposit growth, and cash flow from the investment and loan portfolios. In addition, new deposits to NOW, money-market, savings, and smaller denomination certificates of deposit accounts provide additional liquidity. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                DEPOSIT ANALYSIS

(Dollars in thousands)                         June 30, 2000              December 31, 1999              Average Balance
                                      --------------------------       -------------------------     -----------------------
                                      Average         Effective         Average        Effective     Dollar       Percentage
DEPOSIT TYPE                          Balance            Yield          Balance           Yield      Variance      Variance
------------                          -------         ----------       ---------       ---------     --------      ---------

NOW Accounts                         $ 65,522            1.71%          $ 58,356          1.71%       $ 7,166        12.28
Money Market                           27,441            2.90             27,139          2.90            302         1.11
Statement Savings                      49,736            3.00             49,144          3.00            592         1.20
Other Savings                           2,151            2.79              2,280          2.76           (129)       (5.66)
CD's Less than $100,000               111,816            5.42            118,228          5.38         (6,412)       (5.42)
                                      -------                            -------                       ------

Total Core Deposits                   256,666            3.71            255,147          3.79          1,519         0.60

Non-Interest Bearing
  Demand Deposit Accounts              77,854               -             72,493             -          5,361         7.40
                                      -------                            -------                       ------

Total Core and Non-Interest
  Bearing Deposits                    334,520            2.85            327,640          2.95          6,880         2.10
                                      -------                            -------                       ------

Tiered Savings                         83,383            4.31             68,067          3.97         15,316        22.50
CD's Greater than $100,000             26,048            5.43             28,863          5.19         (2,815)       (9.75)
                                      -------                            -------                       ------

Total Deposits                       $443,951            3.27           $424,570          3.27        $19,381         4.56
                                      =======                            =======                       ======

         The Bank, as a member of the FHLB, maintains several credit facilities. As of June 30, 2000 the amount outstanding under the Bank's line of credit with the FHLB was $22.4 million. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $117.6 million. During the three- and six-month periods ending June 30, 2000, average FHLB advances were approximately $23.3 million and $22.6 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 6.21% and 6.17% respectively. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $179.2 million or 33.7% of total assets at June 30, 2000 compared with a negative $181.5 million or 37.7% of total assets at June 30, 1999. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 2000

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                ------------    ----------        ------------      ---------       --------

ASSETS
    Investment securities                      $     23,808     $    57,982       $    26,566      $        --    $   108,356
    Interest bearing deposits in banks                   --              --                --              115            115
    Loans and leases                                127,182         213,910            37,297           (6,541)       371,848
    Cash and cash equivalents                            --              --                --           31,822         31,822
    Premises & equipment                                 --              --                --           10,448         10,448
    Other assets                                      4,155              --                --            4,224          8,379
                                                -----------      ----------        ----------       ----------     ----------
       Total assets                            $    155,145     $   271,892       $    63,863      $    40,068    $   530,968
                                                ===========      ==========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $    324,858     $    52,157       $     2,245      $        --    $   379,260
    Non-interest bearing deposit                         --              --                --           82,036         82,036
    Repurchase Agreements                             2,531              --                --               --          2,531
    FHLB advances and other
       borrowings                                     7,017          11,710             3,903               --         22,630
    Other liabilities                                    --              --                --            4,962          4,962
    Capital                                             --               --                --           39,549         39,549
                                                -----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    334,406     $    63,867       $     6,148      $   126,547    $   530,968
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (179,261)     $   208,025       $    57,715      $  (86,479)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (179,261)     $    28,764       $    86,479      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (33.8%)           5.4%             16.3%
                                                 ==========      ==========         =========

                            ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is an amount that Management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based upon Management's periodic evaluations of the collectibility of loans. These periodic evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                          Three Months                       Six Months
                                                                             Ended                              Ended
                                                                            June 30,                          June 30,
                                                                    ------------------------         -----------------------
(Dollars in thousands)                                                2000            1999              2000            1999
                                                                      ----            ----              ----            ----

Balance at beginning of period                                      $  6,412        $  5,937         $  6,261        $  5,877
                                                                     -------         -------          -------         -------

Provision charged to operating expense                                   177             171              467             309
                                                                     -------         -------          -------         -------
    Recoveries of loans previously charged-off                            32              27               75              75
    Loans charged-off                                                    (80)           (213)            (262)           (339)
                                                                     -------         -------          -------         -------

Net loans charged-off                                                    (48)           (186)            (187)           (264)
                                                                     -------         -------          -------         -------

Balance at end of period                                            $  6,541        $  5,922         $  6,541        $  5,922
                                                                     =======         =======          =======         =======
Period-end loans outstanding                                        $378,389        $327,554         $378,389        $327,554
Average loans outstanding                                           $370,970        $333,802         $365,529        $327,003
Allowance for loan losses as a
  Percentage of period-end loans outstanding                           1.73%           1.81%            1.73%           1.81%

Net charge-offs to average loans
    Outstanding                                                        0.01%           0.06%            0.05%           0.08%

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Bank's policy is to charge-off all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

                                                        June 30,                December 31,
                                               -------------------------        ------------
(Dollars in thousands)                          2000               1999             1999
                                                ----               ----             ----

Past due over 90 days and still accruing       $  426             $  176           $  175

Non-accrual loans                               1,659              1,443            1,207
                                                -----              -----            -----
Total non-performing loans                      2,085              1,619            1,382

Other real estate owned                           447                192              470
                                                -----              -----            -----

Total non-performing assets                    $2,532             $1,811           $1,852
                                                =====              =====            =====

Non-performing loans as a percentage
   of total loans (gross)                       0.55%              0.49%            0.39%

Allowance for loan losses as a
   percentage of non-performing loans         313.72%            365.78%          453.04%

Allowance for loan losses as a
   percentage of total loans and other real
   estate owned                                 0.67%              0.55%            0.52%

Allowance for loan losses as a
   percentage of non-performing assets        258.33%            327.00%          338.07%

         The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at June 30, 2000. Other Real Estate Owned ("OREO") represents residential and commercial real estate that has been written down to realizable value (net of estimated disposal costs) based on professional appraisals acquired by the bank as a result of foreclosures on defaulted loans. The increase in the current levels of non-performing assets from year end 1999 levels can be primarily attributed to two items: In June an asset was brought into OREO (other real estate owned); and a $297 thousand loan classified as non-performing in April.

                                 LOAN IMPAIRMENT

         The bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         The balance of impaired loans was $659 thousand, $678 thousand, and $1,027 thousand at June 30, 2000, December 31, 1999, and June 30, 1999 respectively. The associated allowance for impaired loans was $301 thousand, $305 thousand and $296 thousand at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For the three-month and six-month period ended June 30, 2000, activity in the allowance for impaired loan losses include a provision of $0 and $0, write offs of $2 thousand and $7 thousand, respectively, and recoveries of $3 thousand and $3 thousand, respectively. Interest income of $0 was recorded for both periods while contractual interest amounted to $15 thousand for the three-months ended June 30, 2000 and $32 thousand for the six-months ended June 30, 2000. Cash collected on loans for the three-month and six-month period ended June 30, 2000 was $29 thousand and $64 thousand, respectively, all of which was applied to principal.

         For the three-month and six-month period ended June 30, 1999, activity in the allowance for impaired loan losses include a provision of $10 thousand and $60 thousand, respectively, write offs of $0 and $3 thousand, respectively, and recoveries of $0 in each period. Interest income of $0 was recorded for both periods while contractual interest amounted to $25 thousand for the three-months ended June 30, 1999 and $48 thousand for the six-months ended June 30, 1999. Cash collected on loans for the three-month and six-month period ended June 30, 1999 was $51 thousand and $76 thousand, respectively, all of which was applied to principal.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         The Corporation acquired and opened limited access branch banking facilities in four local retirement communities in December of 1999. The locations include Granite Farms Estates, Lima Estates, and Kendal and Crosslands Communities. These branch locations will serve the residents and employees of their communities and bring the total number of branches in the Corporation's network to twelve.

         The Corporation has accepted an offer to sell its vacant property located on route 202 in Westtown, Pennsylvania, formerly known as the "Corporate Center." Final closing on this property is expected to be in late August. The Company expects to realize a gain from this transaction, however, this gain will not be calculated until settlement occurs and all costs are realized.

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

         The Corporation is currently working on four new branch sites. These branch sites, which are in various stages of development, are expected to be completed and opened within the next six to twelve months.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                YEAR 2000 ISSUES

         To date, our efforts to be prepared for the Year 2000 appear to have been successful, but if problems were to develop with our systems or with those of our suppliers and other vendors, we might be unable to engage in normal business activities for a period of time or times. Any such disruption could cause our business to suffer. The Corporation incurred direct Y2K project costs of $134 thousand and indirect Y2K project costs of $219 thousand through June 30, 2000.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2000, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


RISK-BASED                                       June 30,                     December 31,           "Well Capitalized"
CAPITAL RATIOS                            ---------------------------         ------------               Requirements
--------------                             2000               1999                1999                ----------------
                                           ----               ----                ----

    Corporation
    -----------
Leverage Ratio                             8.20%              8.20%                 8.48%                    5.00%
Tier I Capital Ratio                      10.82%             11.44%                10.73%                    6.00%
Total Risk-Based Capital Ratio            12.08%             11.69%                11.98%                   10.00%

       Bank
       ----
Leverage Ratio                             8.13%              7.96%                 8.05%                    5.00%
Tier I Capital Ratio                      10.72%             11.09%                10.47%                    6.00%
Total Risk-Based Capital Ratio            11.98%             12.33%                11.73%                   10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1999 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1999 with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 27-28 of the Corporation's 1999 Annual Report for additional information.

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

Item 3.  Defaults upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------
                  None

Item 5.  Other Information
         -----------------
                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                  None

                  (a) Exhibits
                      --------
         3(i).    Articles of Incorporation.  Copy of the Corporation's Articles
                  -------------------------
of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's
                -------------------------
Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.      Material contracts.
                  ------------------

(a) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated herein by reference to the appendix to the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareholders as filed with the SEC.

         27.      Financial Data Schedule.
                  -----------------------

         (b)      Reports on Form 8-K

                  A Form 8-K was filed with the SEC on June 2, 2000, reporting, under Item 5, the issuance of a press release regarding a change in it's market ticker symbol.

                  A Form 8-K was filed with the SEC on April 14, 2000 reporting, under Item 5, the issuance of a press release announcing the first quarter earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION


                                                     Charles E. Swope


                                                     /s/ Charles E. Swope
                                                     --------------------
                                                     President


DATE:  August 14, 2000


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