Form 10-Q
period 2000-09-30
FIRST CHESTER COUNTY CORP
filed 2000-11-14
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000, OR
                               ------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of November 1, 2000 was 4,490,693.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                        PAGE
Part I.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                             Consolidated Statements of Condition
                             September 30, 2000 and December 31, 1999                                                     3


                             Consolidated Statements of Income
                             Three- and Nine-Months Ended September 30, 2000 and 1999                                     4


                             Consolidated Statement of Changes in Stockholder's Equity                                    5


                             Consolidated Statements of Cash Flows
                             Nine-Months Ended September 30, 2000 and 1999                                                6


                             Notes to Consolidated Financial Statements                                                   7


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                             8-22

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  23



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           24
                  Item 2 -   Changes in Securities                                                                       24
                  Item 3 -   Defaults upon Senior Securities                                                             24
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         24
                  Item 5 -   Other Information                                                                           24
                  Item 6 -   Exhibits and Reports on Form 8-K                                                            24

                  Signatures                                                                                             25


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands - except per share data)


                                                                                              (Unaudited)
                                                                                             September 30,         December 31,
                                                                                                  2000                 1999
                                                                                             -------------        --------------
ASSETS
    Cash and due from banks                                                                    $   25,409            $   27,257
    Federal funds sold                                                                                  -                 5,000
    Interest bearing deposits in banks                                                                126                     -
                                                                                                ---------             ---------

           Total cash and cash equivalents                                                         25,535                32,257
                                                                                                ---------             ---------

    Investment securities held-to-maturity (market value of $2,072 and $4,535 at
        September 30, 2000 and December 31,
        1999, respectively)                                                                         1,969                 4,402
    Investment securities available-for-sale at market value                                      100,581               108,638

    Loans                                                                                         392,070               354,338
    Less allowance for loan losses                                                                 (6,766)               (6,261)
                                                                                                ---------             ---------

           Net loans                                                                              385,304               348,077

    Premises and equipment, net                                                                    10,658                10,444
    Other assets                                                                                    9,422                 8,084
                                                                                                ---------             ---------
           TOTAL ASSETS                                                                        $  533,469            $  511,902
                                                                                                =========             =========

LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   82,454            $   82,734
        Interest-bearing (including certificates of deposit over $100 of                          367,347               365,699
                                                                                                ---------             ---------
           $28,124 and $28,377 - September 30, 2000 and December 31, 1999,
           respectively)

           Total deposits                                                                         449,801               448,433

    Securities sold under repurchase agreements                                                     3,134                 3,365
    Federal Home Loan Bank advances and other borrowings                                           33,929                16,667
    Other liabilities                                                                               5,645                 5,255
                                                                                                ---------             ---------

           Total liabilities                                                                      492,509               473,720
                                                                                                ---------             ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;                                   4,800                 4,800
        Outstanding, 4,799,666 shares at September 30, 2000 and
        December 31, 1999.
    Additional paid-in capital                                                                        610                   602
    Retained earnings                                                                              41,399                38,652
    Accumulated other Comprehensive Income (Loss)                                                  (2,064)               (2,893)
    Treasury stock, at cost: 307,478 shares at September 30, 2000 and
        254,509 shares at December 31, 1999.                                                       (3,785)               (2,979)
                                                                                                ---------             ---------

           Total stockholders' equity                                                              40,960                38,182
                                                                                                ---------             ---------

           Total liabilities and stockholders' equity                                          $  533,469             $ 511,902
                                                                                                =========              ========





The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)
                                                                            Three Months Ended                Nine Months Ended
                                                                                September 30,                    September 30,
                                                                         ------------------------          ----------------------
                                                                          2000              1999              2000         1999
                                                                         -----              ----              ----         ----
INTEREST INCOME
    Loans, including fees                                               $  8,317        $   6,979          $ 23,952      $ 20,423
    Investment securities                                                  1,725            1,912             5,395         5,388
    Federal funds sold                                                         -               14                37           109
    Deposits in banks                                                          1                3                 4             3
                                                                         -------         --------           -------       -------

                Total interest income                                     10,043            8,908            29,388        25,923
                                                                         -------         --------           -------       -------

INTEREST EXPENSE
    Deposits                                                               3,964            3,495            11,232        10,350
    Securities sold under repurchase agreements                               35               28               100            80
    Federal Home Loan Bank advances and other borrowings                     423              119             1,120           295
                                                                         -------         --------           -------       -------

                Total interest expense                                     4,422            3,642            12,452        10,725
                                                                         -------         --------           -------       -------

                Net interest income                                        5,621            5,266            16,936        15,198

    Provision for loan losses                                                355              184               822           493
                                                                         -------         --------           -------       -------

                Net interest income after provision
                   for possible loan losses                                5,266            5,082            16,114        14,705
                                                                         -------         --------           -------       -------

NON-INTEREST INCOME
    Financial Management Services                                            718              650             2,290         1,907
    Service charges on deposit accounts                                      261              246               777           748
    Investment securities gains (losses), net                                  1               --               (40)          202
    Other                                                                    978              316             1,664           946
                                                                         -------         --------           -------       -------

                Total non-interest income                                  1,958            1,212             4,691         3,803
                                                                         -------         --------           -------       -------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         2,827            2,457             8,149         7,172
    Net occupancy and equipment                                            1,004              915             2,991         2,846
    FDIC deposit insurance                                                    22               12                67            35
    Bank shares tax                                                          106              117               319           334
    Other                                                                  1,147              848             3,114         2,609
                                                                         -------         --------           -------       -------

                Total non-interest expense                                 5,106            4,349            14,640        12,996
                                                                         -------         --------           -------       -------

                Income before income taxes                                 2,118            1,945             6,165         5,512

INCOME TAXES                                                                 590              594             1,701         1,681
                                                                         -------         --------           -------       -------

                NET INCOME                                              $  1,528          $ 1,351          $  4,464      $  3,831
                                                                         =======           ======           =======       =======

PER SHARE DATA
    Basic earnings per common share                                     $  0.340          $ 0.300          $  0.980      $  0.840
                                                                         =======           ======           =======       =======
    Diluted earnings per common share                                   $  0.330          $ 0.290          $  0.980      $  0.830
                                                                         =======           ======           =======       =======
    Dividends declared                                                  $  0.130          $ 0.125          $  0.380      $  0.365
                                                                         =======           ======           =======       =======

Basic weighted average shares outstanding                              4,546,678        4,563,431         4,536,580     4,580,140
                                                                       =========        =========         =========     =========

Diluted weighted average shares outstanding                            4,563,990        4,586,577         4,556,024     4,625,196
                                                                       =========        =========         =========     =========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(Dollars in thousands)                                                                                   2000            1999
                                                                                                       -------          -------


Balance at January 1,                                                                                  $38,182          $39,723

    Net income to date                                                                                   4,464            3,831
    Cash dividends declared                                                                             (1,718)          (1,671)
    Net unrealized gain (loss) on securities available-for-sale                                            829           (2,257)
    Treasury stock transactions                                                                              1               60
    Paid in capital from treasury stock transactions                                                      (798)          (1,320)
                                                                                                        ------           ------

Balance at September 30,                                                                               $40,960          $38,366
                                                                                                        ======           ======
































The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                               ------------------------------
(Dollars in thousands)                                                                             2000               1999
                                                                                               ----------           ---------

OPERATING ACTIVITIES
    Net Income                                                                                  $  4,464             $  3,831
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation                                                                                   1,362                1,094
    Provision for loan losses                                                                        822                  493
    Amortization of investment security premiums
        and accretion of discounts                                                                    89                  287
    Amortization of deferred fees on loans                                                           145                   53
    Investment securities gains, net                                                                  40                 (202)
    Increase in other assets                                                                        (900)                (556)
    Increase in other liabilities                                                                    425                  968
                                                                                                 -------              -------
           Net cash provided by operating activities                                               6,447                5,968
                                                                                                 -------              -------

INVESTING ACTIVITIES
    Increase in loans                                                                            (38,193)             (14,074)
    Proceeds from sales of investment securities available-for-sale                                8,129               13,338
    Proceeds from maturities of investment securities available-for-sale                           8,269               22,692
    Proceeds from maturities of investment securities held-to-maturity                             1,468                2,874
    Purchases of investment securities available-for-sale                                         (7,505)             (51,674)
    Purchase of premises and equipment, net                                                       (1,220)                (668)
                                                                                                 -------              -------

           Net cash used in investing activities                                                 (29,052)             (27,512)
                                                                                                 -------              -------

FINANCING ACTIVITIES
    Increase (decrease) in securities sold under repurchase agreements                              (231)                 721
    Increase in deposits                                                                           1,368                9,874
    Increase in Federal Home Loan Bank advances and other borrowings                              17,262                3,340
    Cash dividends                                                                                (1,718)              (1,671)
    Treasury stock transactions                                                                     (798)              (1,260)
                                                                                                 -------              -------

           Net cash provided by financing activities                                              15,883               11,004
                                                                                                 -------              -------

              NET INCREASE (DECREASE) IN CASH AND CASH
                   EQUIVALENTS                                                                    (6,722)             (10,540)

Cash and cash equivalents at beginning of period                                                  32,257               30,681
                                                                                                 -------              -------

Cash and cash equivalents at end of period                                                      $ 25,535             $ 20,141
                                                                                                 =======              =======






The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2. The results of operations for the three- and nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. We have adopted the provisions of FASB issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three- and nine-month periods ended September 30, 2000 was $738 thousand and $829 thousand, compared to $(2072) 106 thousand and ($2,257) thousand in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above) for the three- and nine-month periods ended September 30, 2000 was ($2,266) thousand and ($5,213) thousand, compared to ($721) thousand and ($1,574) thousand in the same period last year.

5. We have adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued as amended by SFAS 137 and SFAS 138. Because we do not use derivatives at the current time, management does not anticipate the adoption of SFAS No. 133, last amended by SFAS 138, will have a significant impact on our earnings or financial position. However, the impact from adopting SFAS No. 133, as amended by SFAS 138, will depend on the nature and purpose of derivative instruments we may be using at that time.

6. Certain prior year amounts have been reclassified to conform to the current year presentations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation (the "Corporation") and its wholly-owned subsidiaries, First National Bank of Chester County (the "Bank") and Turks Head Properties, Inc. It should be read in conjunction with the consolidated financial statements included in this report.

         On February 17, 2000, the Board of Directors of First West Chester Corporation voted to change its name to First Chester County Corporation and to modify the name of its banking subsidiary to First National Bank of Chester County.

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

                          EARNINGS AND DIVIDEND SUMMARY

         Net income for the three-month period ended September 30, 2000 was $1.53 million, an increase of 13.1% from $1.35 million for the same period in 1999. Net income for the nine-month period ended September 30, 2000 was $4.46 million, an increase of 16.5% from $3.83 million for the same period in 1999. The increases in net income are the direct result of increases in net interest income, gains on the sale of certain fixed assets, and increases in several other non-interest income components partially offset by increases in operating expenses and in the provision for loan loss expense for both the three-month and the nine-month periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Cash dividends declared during the third quarter of 2000 increased to $0.13 per share, a 4.0% increase compared to the third quarter of 1999. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    -----------------------         -----------------------
                                                                       2000          1999              2000           1999
                                                                       ----          ----              ----           ----

           PERFORMANCE RATIOS
           Return on Average Assets                                    1.16%          1.11%              1.15%         1.06%
           Return on Average Equity                                   15.17%         13.90%             15.26%        13.07%
           Earnings Retained                                          62.89%         57.81%             61.51%        56.38%
           Dividend Payout Ratio                                      37.11%         42.19%             38.49%        43.62%
           Book Value Per Share                                       $9.12          $8.43              $9.12         $8.43


The "Consolidated Average Balance Sheet on pages 14 and 15 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 2000, on a tax equivalent basis, was $5.7 million and $17.1 million, compared to $5.4 million and $15.3 million for the same periods in 1999, respectively. The increase in net interest income for both periods was the result of higher interest rates earned on interest-earning assets and an increase in the average amount of interest-earning assets, partially offset by an increase in the average amount of interest-bearing liabilities and a higher average rate paid on these liabilities.

         Average net yields on interest-earning assets, on a tax equivalent basis, were 4.63% and 4.72% for the three- and nine-month periods ended September 30, 2000, respectively, compared to 4.76% and 4.56% for the three- and nine-month periods ended September 30, 1999, respectively. The decrease in the average net yield on interest-earning assets for the three-month period ended September 30, 2000 was primarily the result of an increase in the average interest rate paid on interest bearing liabilities, partially offset by an increase in the average interest rate earned on interest-earning assets. The increase in the average net yield earned on interest-earning assets for the nine-month period ended September 30, 2000, can be attributed to an increase in the average interest rate earned on interest-earning assets, partially offset by an increase in the average interest rate paid on interest-bearing liabilities.

         Average interest-earning assets increased approximately $39.5 million to $490.3 million during the third quarter of 2000 from $450.7 million in the same period last year. For the nine months ended September 30, 2000, average interest-earning assets increased approximately $34.9 million to $482.4 million from $447.5 million in the same period last year. The increase in average interest-earning assets was primarily the result of an increase in the average loans outstanding as we continue to experience modest loan demand.

         Despite the increase in the average net yield for the nine-months ended September 30, 2000, the Corporation anticipates that there will be continued pressure on the net yield on interest-earning assets as competition for new loan

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

business remains strong and especially as the cost of incremental deposit growth increases and other funding sources becomes more expensive. This is evident by the decrease in the average net yield experienced in the three-month period compared to the nine-month period ended September 30, 2000.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                Three Months                         Nine Months
         Yield On:                                           Ended September 30,                 Ended September 30,
         ---------                                           -------------------                 -------------------
                                                              2000          1999                  2000         1999
                                                              ----          ----                  ----         ----

Interest Earning Assets                                       8.24%         7.99%                 8.13%        7.76%
Interest Bearing Liabilities                                  4.41%         3.97%                 4.21%        3.98%
                                                              ----          ----                  ----         ----
Net Interest Spread                                           3.83%         4.02%                 3.92%        3.78%
Contribution of Interest Free Funds                           0.80%         0.74%                 0.77%        0.78%
                                                              ----          ----                  ----         ----
Net Yield on Interest Earning Assets                          4.63%         4.76%                 4.69%        4.56%
                                                              ====          ====                  ====         ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three- and nine-month periods ended September 30, 2000, decreased to $0 and $37 thousand, respectively, when compared to the same periods in 1999. The decrease in interest income on federal funds is the direct result of a 71.0% decrease in the average balance of federal funds sold for the nine-month period ended September 30, 2000, when compared to the same period in 1999, partially offset by a 80 basis point (one basis point is equal to one hundredth of one percent) increase in the rates earned on federal funds sold. Excess funds which in prior periods were sold in the federal funds market have been used to support loan growth in the current periods.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 9.7% to $1.7 million for the three-month period ended September 30, 2000, and increased 1.2% to $5.4 million for the nine-month period ended September 30, 2000, respectively, when compared to the same periods in 1999. The decrease for the three-month period is primarily due to a decrease in average investment securities of 10.9%, partially offset by a 9 basis point increase on rates earned on such investments. The increase for the nine-month period ended September 30, 2000 is the result of a 7.3% or 45 basis point increase in the yield earned compared to the same period last year, partially offset by a $6.6 million or 5.7% decrease in average investment security balances. Decreases in average investment securities are the result of periodic payments (securities paydowns) and normal maturities. These funds are being used to support loan growth.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 18.3% and 16.5%, respectively, to $8.4 million and $24.0 million for the three- and nine-month periods ended September 30, 2000, compared to the same periods in 1999. The increase in interest income for these periods is the direct result of 16.3% and 13.3% increases in the average loans outstanding for the three- and nine-month periods ended September 30, 2000, respectively. For the three- and nine-month periods ended September 30, 2000, loan interest income also benefited from 14 and 23 basis point increases in rates earned on the portfolio as compared to the same periods last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 13.4% and 8.5% for the three- and nine-month periods ended September 30, 2000 to $4.0 million and $11.2 million, compared to the same periods in 1999. The increase for the three-month period ended September 30, 2000 is the result of an increase in average interest-bearing deposits of 4.9% or $17.5 million and a 32 basis point increase in the rates paid on interest-bearing deposits. The increase for the nine-month period ended September 30, 2000 is the result of an increase in average interest-bearing deposits of 5.3% or $18.6 million and a 12 basis point increase in rates paid on interest-bearing deposits. The Corporation's effective rate on interest-bearing deposits increased to 4.25% and 4.06% for the three- and nine-month periods ended September 30, 2000 from 3.93% and 3.94% for the same periods, respectively, in 1999.

         The recent rising interest rate environment that has positively impacted the interest income earned on the Corporation's loan portfolio has also caused upward pressure on the Corporation's interest bearing deposits. While interest rate increases impact earnings on floating-rate loan portfolios in a relatively short time, the impact on deposit interest expense is more gradual. The Corporation anticipates that the current rising rate environment will continue to put upward pressure on deposit rates in future time periods.

         Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be a strong factor. Despite this competition, the Corporation's deposit base continues to grow and growth is expected to continue as we open new branches and attract new customers with new products and services. Recent growth can be attributed primarily to our four new limited service retirement community branches located in Chester and Delaware counties. New branch sites in expanding areas of our county are being researched. New branch sites will help expand the Corporation's deposit base.


         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements increased 25.0% and 25.0% to $35 thousand and $100 thousand for the three- and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The increases are primarily attributable to 29.4%, or a 120 basis point increase, and 27.3%, or a 108 basis point increase, in rates paid on such contracts, compared to the rates paid in the three- and nine-month periods ended September 30, 1999, respectively.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings increased 255.5% and 246.1% for the three- and nine-month periods ended September 30, 2000, respectively. The increase is a direct result of a $16.7 million or 196.7% and a $16.9 million or 257.7% increase in average borrowings for the three- and nine-month periods ending September 30, 2000 when compared to the same periods last year. The increases in loans for the three- and nine-month periods have outpaced our deposit growth during the same periods, necessitating that the Corporation obtain funds from other sources. Borrowings may consist of overnight Fed Funds purchased, FHLB term advances and FHLB Open Repo and Repo Plus overnight advances.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                            PROVISION FOR LOAN LOSSES

         During the three- and nine-month periods ended September 30, 2000, the Corporation recorded a $355 thousand and a $822 thousand provision for loan loss compared to $184 thousand and a $493 thousand for the same periods in 1999. The increase in the provision for loan losses is a result of increased loan growth for the three- and nine-month periods ended September 30, 2000, compared to the same periods in 1999, and is not indicative of a deterioration in the overall credit quality of the Bank's loan portfolio. The allowance for loan losses as a percentage of total loans was 1.73% at September 30, 2000, 1.77% at December 31, 1999 and 1.81% at September 30, 1999, respectively. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 61.6% to $2.0 million for the three- month period ended September 30, 2000 when compared to the same period in 1999. For the nine- month period ended September 30, 2000, total non-interest income increased 23.4% to $4.7 million when compared to the same period in 1999. The primary recurring component of non-interest income is Financial Management Services revenue, which increased 10.5% and 20.1% to $718 thousand and $2.3 million for the three- and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The increase in Financial Management Services revenue is primarily the result of an increase in assets under management and custody. The market value of Financial Management Services assets under management and custody grew $43.6 million or 10.8% from $403.0 million at September 30, 1999 to $446.6 million at September 30, 2000. The increase in Financial Management Services revenue and growth in assets under management and custody is primarily the result of market appreciation and new account relationships acquired through marketing and business development efforts. Additionally, during the quarter the Financial Management Services Fee structure changed in an effort to cover rising costs. This change will produce additional fee revenue. Although the fees were increased they still remain very competitive in the market place and Management does not anticipate any negative impact on growth in these revenues.

         Service charges on deposit accounts increased approximately 6.1% to $261 thousand for the three-months ended September 30, 2000 compared to $246 thousand for the same period in 1999. For the nine-month period ended September 30, 2000, service charges on deposit accounts increased 3.9% to $777 thousand compared to $748 thousand for the same period in 1999. This increase can be attributed to the growth in the number and volume of deposit accounts for the current periods when compared with the same periods last year. Other non-interest income increased 209.5% to $978 thousand for the three-months ended September 30, 2000 compared to $316 thousand for the same period in 1999. For the nine-month period ended September 30, 2000, other non-interest income increased 75.9% to $1.7 million compared to $946 thousand for the same period in 1999. These increases in other non-interest income can be attributed to the sale of two fixed assets. On August 31, 2000, the Corporation sold a property adjacent to its Kennett Square branch which resulted in a gain of approximately $69 thousand. The former Westtown branch/Training Center was sold on September 29, 2000, which resulted in a gain of approximately $560 thousand. Total other non-interest income also benefited from fees related to Community Development Corporation ("CDC") activities.

         Investment securities gains (losses) also contributed to the change in non-interest income. For the three-month period ended September 30, 2000, gains on investment securities increased $1 thousand to $1 thousand, when compared to the same period in 1999. For the nine-month period ended September 30, 2000,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

investment security gains (losses) decreased $242 thousand or 119.8% from a gain of $202 thousand to a loss of $40 thousand, when compared to the same period in 1999. The loss in 2000 reflects Management's decision to sell certain low-yielding investment securities at a loss in order to reinvest the proceeds in investments that will contribute higher interest income in future periods than the investments sold.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and nine-month periods ended September 30, 2000 increased 17.4% to $5.1 million and $12.7% to $14.6 million, compared to the same periods in 1999. The various components of non-interest expense changes are discussed below.

         Employee salaries and benefits increased 15.1% to $2.8 million and 13.6% to $8.1 million for the three-month and nine-month periods ended September 30, 2000 compared to the same periods in 1999. Increased staff due to the opening of our four new retirement home branches, annual employee raises, and an increase in the cost of employee benefits are primarily responsible for the increase. At September 30, 2000, the Corporation employed 200 full time and 41 part time employees compared to 199 full time and 31 part time employees at September 30, 1999.

         Net occupancy, equipment, and data processing expense increased 9.7% and 5.1% to $1.0 million and $3.0 million for the three- and nine-month periods ended September 30, 2000, compared to the same periods last year, respectively. The increase is the direct result of increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure. Increases in the Corporation's facilities also contributed to the increase. See "Building Improvements and Technology Project" section for more detail.

        Total other non-interest expense increased 35.3% and 19.4% to $1.1 million and $3.1 million for the three-month and nine-month periods ended September 30, 2000 compared to the same periods in 1999. These increases can be attributed to increased advertising and marketing efforts to attract new customers and to promote our corporate image and an increase in the amount of professional consulting services utilized by the Corporation.

       The planning for additional branch sites continues and our list of products is growing. The Corporation believes that the costs associated with the opening of new branch sites and expanding services and operations will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

         The Corporation is currently working on four new branch sites. We have already broken ground on two of these sites, Lionville and Kennett Square. These two sites are expected to be completed and opened during the first quarter of 2001. The other branch sites are in various stages of development, and are expected to be completed and opened within the next six to twelve months.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                              2000                                     1999
                                                      -------------------------------         -------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                    $      -      $     -         -          $  1,319      $    14     4.25%
Interest bearing deposits in banks                         213            1      1.88%              130            3     9.23%
Investment securities
    Taxable                                            104,078        1,696      6.52%          117,274        1,885     6.43%
    Tax-exempt (1)                                       2,292           41      7.22%            2,154           39     7.23%
                                                       -------       ------                     -------       ------
        Total investment securities                    106,370        1,737      6.53%          119,428        1,924     6.44%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            377,614        8,224      8.71%          324,031        6,925     8.55%
    Tax-exempt (1)                                       6,077          136      8.93%            5,980          144     9.62%
                                                       -------       ------                     -------       ------
        Total loans                                    383,691        8,360      8.71%          330,011        7,069     8.57%
                                                       -------       ------                     -------       ------
        Total interest earning assets                  490,274       10,098      8.24%          450,758        9,007     7.99%
Non-interest earning assets
    Allowance for possible loan losses                  (6,612)                                  (5,999)
    Cash and due from banks                             25,693                                   22,466
    Other assets                                        19,301                                   17,864
                                                       -------                                  -------
        Total assets                                  $528,656                                 $485,089
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $233,431      $ 1,895      3.25%         $210,273        1,556     2.96%
Certificates of deposits and other time                140,138        2,069      5.91%          145,767        1,939     5.32%
                                                       -------       ------                     -------        -----
   Total interest bearing deposits                     373,569        3,964      4.25%          356,040        3,495     3.93%
Securities sold under repurchase agreements              2,652           35      5.28%            2,645           28     4.08%
Federal Home Loan Bank advances and
   other borrowings                                     25,154          423      6.73%            8,477          119     5.62%
                                                       -------       ------                     -------        -----
   Total interest bearing liabilities                  401,375        4,423      4.41%          367,162        3,642     3.97%
                                                       -------       ------                     -------        -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits                81,348                                   72,910
    Other liabilities                                    5,647                                    6,114
                                                       -------                                  -------
        Total liabilities                              488,370                                  446,186
Stockholders' equity                                    40,286                                   38,903
                                                       -------                                  -------

        Total liabilities and stockholders' equity    $528,656                                 $485,089
                                                       =======                                  =======

Net interest income                                                 $ 5,675                                   $5,365
                                                                     ======                                    =====

Net yield on interest earning assets                                             4.63%                                   4.76%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                            2000                                       1999
                                                   -----------------------------------       --------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold                                    $    897      $    37      5.50%         $  3,089     $    109     4.70%
Interest bearing deposits in banks                         144            4      3.70%                -            3     2.88%
Investment securities
    Taxable                                            107,492        5,309      6.59%          114,278        5,255     6.13%
    Tax-exempt (1)                                       2,279          130      7.58%            2,136          120     7.47%
                                                       -------       ------                     -------      -------
        Total investment securities                    109,771        5,439      6.61%          116,414        5,375     6.16%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            365,480       23,518      8.58%          322,079       20,128     8.33%
    Tax-exempt (1)                                       6,147          434      9.42%            5,937          429     9.63%
                                                       -------       ------                     -------      -------
        Total loans                                    371,627       23,952      8.59%          328,016       20,557     8.36%
                                                       -------       ------                     -------       ------
Total Interest Earning Assets                          482,439       29,431      8.13%          447,519       26,040     7.76%
Non-interest earning assets
    Allowance for possible loan losses                  (6,261)                                  (5,878)
    Cash and due from banks                             19,672                                   21,599
    Other assets                                        22,757                                   16,581
                                                       -------                                  -------
        Total assets                                  $518,607                                 $479,821
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $229,978      $ 5,426      3.15%         $202,297      $ 4,426     2.92%
Certificates of deposits and other time                138,628        5,806      5.58%          147,748        5,924     5.35%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     368,606       11,232      4.06%          350,045       10,350     3.94%
Securities sold under repurchase agreements              2,652          100      5.03%            2,698           80     3.95%
Federal Home Loan Bank advances and
   other borrowings                                     23,480        1,120      6.36%            6,564          295     5.99%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  394,738       12,452      4.21%          359,307       10,725     3.98%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                79,027                                   71,496
    Other liabilities                                    5,597                                    5,990
                                                     ---------                                  -------
        Total liabilities                              479,362                                  436,793
Stockholders' equity                                    39,245                                   43,028
                                                      --------                                  -------
        Total liabilities and stockholders' equity    $518,607                                 $479,821
                                                       =======                                  =======
Net interest income                                                 $16,979                                  $15,315
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.69%                                   4.56%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

         Income tax expense for the three- and nine-month periods ended September 30, 2000 was $590 thousand and $1.7 million, compared to $594 thousand and $1.7 million in the same periods last year. This represents effective tax rates of 27.9% and 27.6% for the three- and nine-month periods ended September 30, 2000, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 1999 was 30.5% and 30.5%, respectively. This decrease in the effective tax rate can be attributed to tax planning strategies put in place by management.

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

                                DEPOSIT ANALYSIS

                                                     (Annualized)
(Dollars in thousands)                           September 30, 2000          December 31, 1999               Average Balance
                                               ---------------------       ---------------------        -----------------------
                                               Average     Effective       Average     Effective         Dollar      Percentage
                                               Balance       Yield         Balance       Yield          Variance      Variance
                                               -------     ---------       --------    ---------        --------     ----------

NOW Accounts                                  $ 67,358       1.71%         $ 58,356       1.71%          $ 9,002        15.43%
Money Market                                    26,524       2.93            27,139       2.90              (615)       (2.27)
Statement Savings                               49,255       3.03            49,144       3.00               111         0.23
Other Savings                                    2,230       2.75             2,280       2.76               (50)        2.19
CD's Less than $100,000                        111,741       5.57           118,228       5.38            (6,487)       (5.49)
                                               -------                      -------                       ------

Total Core Deposits                            257,108       3.77           255,147       3.79             1,961         0.77

Non-Interest bearing
  Demand Deposit Accounts                       79,027         --            72,493         --             6,534         9.01
                                               -------                      -------                       ------

Total Core and Non-Interest
  Bearing Deposits                             336,135       2.89           327,640       2.95             8,495         2.59
                                               -------                      -------                       ------

Tiered Savings                                  84,611       4.44            68,067       3.97            16,544        24.31
CD's Greater than $100,000                      26,887       5.65            28,863       5.19             1,976        (6.85)
                                               -------                      -------                       ------

Total Deposits                                $447,633       3.35          $424,570       3.27           $23,063         5.43
                                               =======                      =======                       ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Bank, as a member of the FHLB, maintains several credit facilities. As of September 30, 2000 the amount outstanding under the Bank's line of credit with the FHLB was $33.4 million. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $124.8 million. During the three- and nine-month periods ending September 30, 2000, average FHLB advances were approximately $25.2 million and $23.5 million, respectively, and consisted of term advances with a variety of maturities. The average interest rate on these advances was approximately 6.73% and 5.80% respectively. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $180.6 million or 33.8% of total assets at September 30, 2000, compared with negative $210.1 million or 43.4% at September 30, 1999, respectively. This negative position indicates that more liabilities than assets will be repriced within the next twelve months which, in a rising interest rate environment, may result in increased interest expense that would not be offset by correspondingly repriced assets. The data in this analysis is static and represents the position at a specific point in time and may not be indicative of actual results. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 2000

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                ------------    ----------        ------------      ---------       -------

ASSETS
    Investment securities                      $     20,945     $    53,586       $    28,019      $        --    $   102,550
    Interest bearing deposits in banks                   --              --                --              126            126
    Loans and leases                                131,891         225,887            34,292           (6,766)       385,304
    Cash and cash equivalents                            --              --                --           25,409         25,409
    Premises & equipment                                 --              --                --           10,658         10,658
    Other assets                                         12              --                --            9,410          9,422
                                                -----------      ----------        ----------       ----------     ----------
       Total assets                            $    152,848     $   279,473       $    62,311      $    38,837    $   533,469
                                                ===========      ==========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Non-interest bearing deposit               $         --     $        --       $        --      $    82,454    $    82,454
    Interest bearing deposits                       302,150          63,068             2,129               --        367,347
    Borrowed funds                                    3,134              --                --               --          3,134
    FHLB Term Advance                                28,142           1,064             4,723               --         33,929
    Other liabilities                                    --              --                --            5,645          5,645
    Capital                                              --              --                --           40,960         40,960
                                                -----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    333,426     $    64,132       $     6,852      $   129,059    $   533,469
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (180,578)     $   215,341       $    55,459      $  (90,222)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (180,578)     $    34,763       $    90,222      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                               (33.8%)          (6.5%)             16.9%
                                                ===========      ==========        ==========

                            ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on management's evaluations of the collectibility of loans in the portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers ability to pay.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                          Three Months                        Nine Months
                                                                             Ended                               Ended
                                                                          September 30,                       September 30,
                                                                    ------------------------           -------------------------
(Dollars in thousands)                                                2000            1999                2000            1999
                                                                      ----            ----                ----            ----

Balance at beginning of period                                      $  6,541        $  5,922           $  6,261         $  5,877
                                                                     -------         -------            -------
Provision charged to operating expense                                   355             184                822              493
                                                                     -------         -------            -------          -------
    Recoveries of loans previously charged-off                            25              11                100               86
    Loans charged-off                                                   (155)            (80)              (417)            (419)
                                                                     -------         -------            -------          -------
Net loans charged-off                                                   (130)            (69)              (317)            (333)
                                                                     -------         -------            -------          -------
Balance at end of period                                            $  6,766        $  6,037           $  6,766         $  6,037
                                                                     =======         =======            =======          =======

Period-end loans outstanding                                        $392,070        $334,084           $392,070         $334,084

Average loans outstanding                                           $383,691        $330,011           $371,627         $328,016

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                         1.73%           1.81%              1.73%            1.81%

Ratio of net charge-offs to average loans
    outstanding (annualized)                                           0.03%           0.02%              0.09%            0.10%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                                      September 30,                    December 31,
                                                ----------------------                -------------
(Dollars in thousands)                              2000         1999                      1999
                                                    ----         ----                      ----

Past due over 90 days and still accruing        $    346      $    407                 $    175

Non-accrual loans                                  1,784         1,402                    1,207
                                                 -------       -------                  -------
Total non-performing loans                         2,130         1,809                    1,382

Other real estate owned                              385           192                      470
                                                 -------       -------                  -------

Total non-performing assets                     $  2,515      $  2,001                 $  1,852
                                                 =======       =======                  =======

Non-performing loans as a percentage
     of total loans                                0.54%         0.54%                    0.39%

Allowance for possible loan losses as a
   percentage of non-performing loans            317.65%       333.72%                  453.04%

Non-performing assets as a percentage
   of total loans and other real estate owned      0.64%         0.60%                    0.52%

Allowance for possible loan losses as a
  percentage of non-performing assets            269.03%       301.70%                  338.07%


         The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at September 30, 2000. Other Real Estate Owned ("OREO") represents residential and commercial real estate owned by the Bank following default by borrowers and has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

         The bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         The balance of impaired loans was $1,167 thousand, $678 thousand, and $984 thousand at September 30, 2000, December 31, 1999, and September 30, 1999 respectively. The associated allowance for impaired loans was $287 thousand, $286 thousand $365 thousand at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

         For the three-month and nine-month period ended September 30, 2000, activity in the allowance for impaired loan losses include a provision of $0, write off's of $15 thousand and $22 thousand, respectively, and recoveries of $1 and $4 thousand, respectively. Contractual interest amounted to $22 for the three-months ended September 30, 2000 and $54 thousand for the nine-months ended September 30, 2000. Cash collected on loans for the three-month and nine-month period ended September 30, 2000 was $17 and $81 thousand, respectively, all of which $13 thousand and $77 thousand was applied to principal and interest income of $4 was recorded.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For the three-month and nine-month period ended September 30, 1999, activity in the allowance for impaired loan losses include a provision of $25 thousand and $85 thousand, respectively, write offs of $4 thousand and $7 thousand, respectively, and recoveries of $0 for both time periods. Contractual interest amounted to $23 thousand for the three-months ended September 30, 1999 and $71 thousand for the nine-months ended September 30, 1999. While no interest income was recorded for both periods, cash collected on loans for the three-month and nine-month period ended September 30, 1999 was $9 thousand and $85 thousand, respectively, all of which was applied to principal.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         The Corporation acquired and opened limited access branch banking facilities in four local retirement communities in December of 1999. The locations include Granite Farms Estates, Lima Estates, and Kendal and Crosslands Communities. These branch locations serve the residents and employees of their communities and bring the total number of branches in the Corporation's network to twelve.

         Total non-interest income also benefited from the sale of two fixed assets. On August 31, 2000, the Corporation sold a property adjacent to its Kennett Square branch, which resulted in a gain of $68.5 thousand. The former Westtown branch was sold on September 29, 2000, which resulted in a gain of $560.7 thousand.

         In October of 1999, the Bank launched a full line of retail Internet banking services, "Net Teller" and "BillPay". These new products allow our retail customers the convenience to access their accounts and pay bills on-line twenty-four hours a day from home. Since it's release over 1,400 customers have signed up for "Net Teller". A commercial version of "Net Teller" "Net Cash Manager" was released in March of 2000. Currently there are over 500 customers signed up for "Net Cash Manager". Other technology products include "FNB
Portfolio Link", which gives our Financial Management Services customers the ability to access their accounts over the Internet, and the Bank's new web site at www.fnbchestercounty.com.

         The Corporation is currently working on four new branch sites. We have already broken ground on two of these sites, Lionville and Kennett Square. These two sites are expected to be completed and opened during the first quarter of 2001. The other branch sites are in various stages of development, and are expected to be completed and opened within the next six to twelve months.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2000, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RISK-BASED                                      September 30,                December 31,                  "Well Capitalized"
CAPITAL RATIOS                            ------------------------           ------------
--------------                             2000               1999               1999                         Requirements
                                           ----               ----               ----                     --------------------
Corporation
-----------
Leverage Ratio                             8.14%              8.31%              8.48%                         5.00%
Tier I Capital Ratio                      10.75%             11.21%             10.73%                         6.00%
Total Risk-Based Capital Ratio            12.00%             12.47%             11.98%                        10.00%

Bank
----
Leverage Ratio                             8.13%              8.12%              8.05%                         5.00%
Tier I Capital Ratio                      10.72%             10.94%             10.47%                         6.00%
Total Risk-Based Capital Ratio            11.98%             12.19%             11.73%                        10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth rate for the Corporation was 3.81% and a negative 7.49% for the nine months ended September 30, 2000 and 1999, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholders equity at September 30, 2000 and 1999, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 1999 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 1999, with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 27-28 of the Corporation's 1999 Annual Report for this assessment.

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

         27.      Financial Data Schedule.
                  -----------------------

                  (b)       Reports on Form 8-K

                  A Form 8-K was filed with the SEC on July 13, 2000, under Item 5, the issuance of a press release announcing second quarter earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as amended.



                        FIRST CHESTER COUNTY CORPORATION


                                Charles E. Swope


                              --------------------
                              /s/ Charles E. Swope
                                    President


DATE: November 14, 2000


                              J. Duncan Smith


                              -------------------
                               /s/ J. Duncan Smith
                               Treasurer
                              (Principal Accounting
                             and Financial Officer)