Form 10-K
period 2000-12-31
FIRST CHESTER COUNTY CORP
filed 2001-03-29
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-12870
                    -------

                        FIRST CHESTER COUNTY CORPORATION
             (Exact name of Registrant as specified in its charter)

               Pennsylvania                                   23-2288763
               ------------                                   ----------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              9 North High Street, West Chester, Pennsylvania 19380
    ------------------------------------------------------------------------
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (610) 692-3000


                    Securities registered pursuant to Section
                               12(b) of the Act:

                                                           Name of Each Exchange
              Title of Each Class                          on Which Registered
              -------------------                          ---------------------
                     None                                            None

           Securities registered pursuant to Section12(g) of the Act:
                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 2000, was approximately $59,156,000.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 2000, was 4,473,143.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I and II hereof. Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----

PART I:           Item 1 -   Business                                                                        3
                  Item 2 -   Properties                                                                     16
                  Item 3 -   Legal Proceedings                                                              17
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            17


PART II:          Item 5 -   Market for the Corporation's Common Equity and
                             Related Stockholder Matters                                                    17
                  Item 6 -   Selected Financial Data                                                        18
                  Item 7 -   Management's Discussion and Analysis of Financial
                             Condition and Results of Operation                                             18
                  Item 7A -  Quantitative and Qualitative Disclosures About
                             Market Risk
                  Item 8 -   Financial Statements and Supplementary Data                                    18
                  Item 9 -   Changes In and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                            18


PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            18
                  Item 11 -  Executive Compensation                                                         18
                  Item 12 -  Security Ownership of Certain Beneficial Owners
                             and Management                                                                 18
                  Item 13 -  Certain Relationships and Related Transactions                                 18


PART IV:          Item 14 -  Exhibits, Financial Statement Schedules and Reports
                             on Form 8-K                                                                    19


SIGNATURES                                                                                                  21

                                     PART I

Item 1.  Business.
------   --------

FORWARD-LOOKING STATEMENTS

         First Chester County Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Investors and prospective investors are cautioned that such statements are only projections. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward looking statements made in this report or presented elsewhere by Management from time to time.

                  These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) the strength of the United States economy in general and the strength of the economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs and timing of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) volatility in the Corporation's market area due to mergers of competing financial institutions which may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse, including the effects of trade, monetary and fiscal policies of the government and interest rate policies of the Federal Reserve System; (f) impact of changes in interest rates on customer behavior; (g) estimated changes in net interest income; (h) continued competitive pressure on net yields; (i) ability to acquire suitable branch locations at reasonable cost; and (j) technological changes. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

            Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

GENERAL

         The Corporation is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1996 for the purpose of holding the Bank's interest's in and operating foreclosed real property until liquidation of such properties. The Bank has two wholly-owned subsidiaries, FNB Insurance Services, LLC, trading as, First National Wealth
Advisory Services and FNB Properties, LLC. First National Wealth Advisory Services is inactive at this time but the Bank intends to offer insurance, full service brokerage, financial planning and mutual fund services through this subsidiary. FNB Properties, LLC is inactive at this time but the Bank intends to use this subsidiary to manage its Lionville property on behalf of the Bank.

BUSINESS OF THE BANK

         The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through twelve banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates seventeen limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2000, the Bank had total assets of approximately $551 million, total loans of approximately $407 million, total deposits of approximately $471 million and employed 249 persons, of which 204 were full-time and 45 were part-time.

         The Bank is a full service commercial bank offering a broad range of retail banking, commercial banking, internet banking, trust and financial management services to individuals and businesses. Retail services include checking accounts, savings programs, money-market accounts, certificates of deposit, safe deposit facilities, consumer loan programs, residential mortgages, overdraft checking, automated tellers and extended banking hours. Commercial services include revolving lines of credit, commercial mortgages, equipment leasing and letter of credit services.

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

         The Bank's Financial Management Services Department provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. At December 31, 2000, the Bank's Financial Management Services Department administered or provided investment management services, which possessed assets with an aggregate market value of approximately $445 million. For the year ended December 31, 2000, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $3.1 million.

COMPETITION

         The Bank's service area consists primarily of greater Chester County, including West Chester and Kennett Square, as well as the western fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from community banks, thrift institutions and other non-bank financial organizations. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in our market, which are substantially larger and have greater financial resources than the Bank. There are branches of many commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $30 million. The Bank had total assets of approximately $551 million as of December 31, 2000.

         The Bank competes for deposits with various other commercial banks, savings banks, Internet banks, credit unions, brokerage firms and stock, bond and money market funds. The Bank also faces competition from major retail-oriented firms that offer financial services similar to services traditionally available only through commercial banks without being subject to the same degree of regulation. Mortgage banking firms, finance companies, insurance companies and leasing companies also compete with the Bank for traditional lending services.

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

BUSINESS OF TURKS HEAD PROPERTIES INC.

         Turks Head Properties, Inc. was formed in 1996 to hold the Bank's interest in a Partnership which was formed to facilitate the acquisition, necessary repairs, required environmental remediation and other actions necessary to sell real property located in West Chester, Pennsylvania. As of December 31, 1998, the Partnership was dissolved. As of December 31, 2000, two properties were held in Turk Head Properties as a result of 1999 and 2000 activity. Turks Head Properties, Inc. may be used in the future to hold and administer the Bank's interests in foreclosed real properties.

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

Bank Holding Company Act

         The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. Annual and other periodic reports also are required to be filed with the Federal Reserve Board. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve Board considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions. For a description of certain applicable guidelines, see this Item "Capital," Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Adequacy," and Part II, Item 8, "Note I -- Regulatory Matters" in the consolidated financial statements.

The Community Reinvestment Act

         The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2000. The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received a "satisfactory" rating in 2000.

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

         The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2001, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $5.7 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2001, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law). Dividends declared in 2000 were $2.2 million

         If, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such regulatory authority may require such bank or bank holding company to cease and desist from such practice, or to limit dividends in the future. Finally, the several regulatory authorities described herein, may from time to time, establish guidelines, issue policy statements and adopt regulations with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which the Corporation and the Bank may pay.

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

         A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2000, 1999 and 1998, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

Deposit Insurance Assessments

         The Bank is subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or
C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). As of January 1, 2000, well capitalized Subgroup A institutions paid 0.00%.

         In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment was 1.296 basis points per $100 in deposits for 2000. For 2000, the Bank's assessment for BIF FICO was $44 thousand.

Financial Services Modernization Act of 1999

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "Act") which became effective on March 11, 2000. Among the Act's various provisions are some changes governing the operations of companies doing business in the financial services industry. The Act eliminates many of the restrictions previously placed on the activities of banks and bank holding companies, and through the creation of two new designations, financial holding companies and financial subsidiaries, bank holding companies and national banks may participate in a wider array of financial services and products (referred to as "financial activities" in the Act), including services and products that had been reserved only for insurance companies and securities firms. In addition, a bank holding company can now affiliate with an insurance company and a securities firm.

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

         The Corporation meets the qualifications set forth under the Act to elect to become a financial holding company, and the Bank, as a national bank, is authorized by the Act to use "financial subsidiaries" to engage in financial activities, subject to the limitations imposed by the Act. As of the date of this report, we are considering whether to elect to become a financial holding company. During 2000, First National Wealth Advisory Services was formed as a wholly-owned subsidiary of the Bank for the purpose of offering insurance, full service brokerage, financial planning and mutual fund services. First National Wealth Advisory Services has elected to become a financial subsidiary under the Act.

Control Acquisitions

         The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of ten percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

         In addition, under the Bank Holding Company Act, the Federal Reserve Board must give its prior approval of any transaction pursuant to which any person or persons may acquire 25 percent (five percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as the Corporation, or otherwise obtaining control or a "controlling influence" over that bank holding company.

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

ACCOUNTING PRONOUNCEMENTS

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

        The Financial Accounting Standards Board adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities" and revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Corporation's consolidated financial statements.

Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments

        Statements of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("FAS 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and opinion contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Corporation did not hold any derivative financial instruments as defined by SFAS 119 at December 31, 2000, 1999 or 1998.


STATISTICAL DISCLOSURES

         The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 2000 Annual Report to Shareholders, incorporated herein by reference.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                            RATE VOLUME ANALYSIS (1)

                                                      Increase (decrease) in net interest income due to:
                                        ------------------------------------------------------------------------
                                        Volume (2)    Rate (2)       Total        Volume(2)    Rate (2)    Total
                                        ------        ----           -----        ------       ----        -----
(Dollars in thousands)                         2000 Compared to 1999                    1999 Compared to 1998
                                        ----------------------------------          ----------------------------

INTEREST INCOME
Federal funds sold                      $   (76)     $     7       $  (69)         $  (306)     $   (16)  $  (322)
Interest bearing deposits in banks          -              1            1              -              3         3
                                         ------       ------        -----           ------       ------    ------

Investment securities
   Taxable                                 (575)         347         (228)           1,902          262     2,164
   Tax-exempt(3)                              4           (4)         -                 47           (6)       41
                                         ------       ------        -----           ------       ------    ------
       Total investment securities         (571)         343         (228)           1,949          256     2,205

Loans
   Taxable                                3,865        1,110        4,975            1,076       (1,588)     (512)
   Tax-exempt(3)                             14          (36)         (22)             (53)         (25)      (78)
                                         ------       ------        -----           ------       ------    ------
       Total loans(4)                     3,879        1,074        4,953            1,023       (1,613)     (590)
                                         ------       ------        -----           ------       ------    ------
Total interest income                     3,232        1,425        4,657            2,666       (1,370)   (1,296)
                                         ------       ------        -----           ------       ------    ------

INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 744          555        1,299              647         (339)      308
Certificates of deposits and other time    (394)         524          130              536         (648)     (112)
                                         ------       ------        -----           ------       ------    ------
   Total interest bearing deposits          350        1,079        1,429            1,183         (987)      196

Securities sold under repurchase
   Agreements                                (2)          29           27              (10)           4        (6)
Other borrowings                            880          104          984              259          (41)      218
                                         ------       ------        -----           ------       ------    ------

Total Interest expense                    1,228        1,213        2,440            1,432       (1,024)      408
                                         ------       ------        -----           ------       ------    ------

Net Interest income                     $ 2,004      $   215       $2,217          $ 1,234      $  (346)  $   888
                                         ======       ======        =====           ======       ======    ======

NOTES:
-----
(1)      The related average balance sheets can be found on page 29 of the Corporation's 2000 Annual Report to Shareholders.

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

                        FIRST CHESTER COUNTY CORPORATION
                       LOAN PORTFOLIO BY TYPE AT DECEMBER


(Dollars in thousands)             2000            1999                1998             1997             1996
                               ------------    --------------    ---------------  ---------------  ---------------
                               Amount    %      Amount     %       Amount    %      Amount      %    Amount    %
                               ------    -      ------     -       ------    -      ------      -    ------    -

Commercial loans              $105,125   26%   $ 95,820    27%   $ 85,110    27%  $ 93,914    30%  $  87,932    34%

Real estate - construction      30,134    7%     15,266     4%     13,439     4%    17,256     5%     11,447     4%

Real estate - other            181,129   45%    152,174    43%    133,191    42%   117,953    37%    109,179    41%

Consumer loans (1)              54,692   13%     55,520    16%     62,481    19%    66,753    21%     39,803    15%

Lease financing receivables     35,809    9%     35,558    10%     26,174     8%    23,023     7%     16,221     6%
                               -------          -------           -------          -------          --------

     Total gross loans        $406,889  100%   $354,338   100%   $320,395   100%  $318,899   100%   $264,582   100%

Allowance for possible loan
     losses(2)                  (6,609)        $ (6,261)         $ (5,877)        $ (5,900)         $ (5,218)
                               -------          -------           -------          -------           -------

     Total net loans(2)       $400,280         $348,077          $314,518         $312,999          $259,364
                               =======          =======           =======          =======           =======

NOTES:
-----

(1) Consumer loans include open-end home equity lines of credit and credit card receivables.

(2) See pages 32-36 of the Corporation's 2000 Annual Report to Shareholders for additional information.

(3) At December 31, 2000 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 2000 (1) (2)


                                                                  Maturing
                                                Maturing         After 1 Year          Maturing
                                                Within            And Within            After
(Dollars in thousands)                          1 Year (3)          5 Years            5 Years         Total
                                               --------          -------------         --------      --------

Commercial loans                               $ 76,349             $24,016            $ 4,760       $105,125

Real Estate - construction                       30,134                  --                 --         30,134
                                                -------              ------             ------       --------

       Total                                   $106,483             $24,016            $ 4,760       $135,249
                                                =======              ======             ======        =======


Loans maturing after 1 year with:
--------------------------------
Fixed interest rates                                                $24,016            $ 4,760

Variable interest rates                                                  --                 --
                                                                     ------             ------

       Total                                                        $24,016            $ 4,760
                                                                     ======             ======

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2000


                                                      Due over         Due over
                                     Due               1 year           5 years          Due
                                    Within             Through          Through         Over
(Dollars in thousands)              1 year             5 years         10 years       10 years          Total
                                    ------             -------         --------       --------          -----

Held-to-Maturity
----------------
     U.S. Treasury                      --                 --               --             --              --
     U.S. Government agency             --                 --               --             --              --
     Mortgage-backed securities (1)     --                 85               --             31             116
     State and municipal (2)            --                507              560             --           1,067
     Corporate securities               --                 --               --             --              --
     Asset-backed (1)                   --                 --               --             --              --
                                     -----             ------           ------         ------         -------
                                        --                592              560             31           1,183
                                     -----             ------           ------         ------

Available-for-Sale
------------------
     U.S. Treasury                   2,981              1,007               --             --           3,988
     U.S. Government agency             --                 --            1,992             --           1,992
     Mortgage-backed securities (1)     --              4,917            8,229         50,505          63,651
     State and municipal (2)            --                755              523             --           1,278
     Corporate securities               --              3,046           10,302          1,416          14,764
     Asset-backed (1)                   --                 --               --          2,843           2,843
     Mutual Funds                       --                 --               --          1,091           1,091
     Other equity securities (3)        --                 --               --          4,556           4,556
                                     -----             ------           ------         ------         -------
                                     2,981              9,725           21,046         60,411          94,163
                                     -----             ------           ------         ------

Total Investment securities         $2,981            $10,317          $21,606        $60,442        $ 95,346
                                     =====             ======           ======         ======         =======

Percent of portfolio                 3.13%             10.82%           22.66%         63.39%         100.00%
                                     ====              =====            =====          =====          ======

Weighted average yield               5.43%              5.80%            5.33%          6.20%           5.94%
                                     ====              =====            =====          =====          ======


NOTES:
-----

(1) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.

(2) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.

(3) Other equity securities having no stated maturity have been included in "Due over 10 years".


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      INVESTMENT SECURITIES AT DECEMBER 31,

                                            2000                         1999                      1998
                                   ----------------------       ----------------------     ---------------------
(Dollars in thousands)              Book           Market          Book         Market       Book         Market
                                    Value          Value           Value        Value        Value        Value
                                    -----          -----           -----        -----        -----        -----

Held-to-Maturity
----------------
     U.S. Treasury                 $    --      $    --         $     --     $     --      $     --     $     --
     U.S. Government agency             --           --               --           --            --           --
     Mortgage-backed securities        116          118              241          236           859          860
     State and municipal             1,067        1,152            2,057        2,200         2,907        3,069
     Corporate securities               --           --            2,104        2,099         3,110        3,144
     Asset-backed                       --           --               --           --           530          533
     Mutual funds                       --           --               --           --            --           --
     Other equity securities            --           --               --           --            --           --
                                    ------       ------          -------      -------       -------      -------
                                   $ 1,183      $ 1,270         $  4,402     $  4,535      $  7,406     $  7,606
                                    ======       ======          =======      =======       =======      =======


Available-for-Sale
------------------
     U.S. Treasury                 $ 3,987      $ 3,987         $  3,969     $  3,969      $  5,019     $  5,019
     U.S. Government agency          1,971        1,971            1,827        1,827            --           --
     Mortgage-backed securities     63,062       63,062           74,090       74,090        77,516       77,516
     State and municipal             1,277        1,277            1,230        1,230           497          497
     Corporate securities            9,555        9,555           10,669       10,669         6,262        6,262
     Corporate CMO's                 4,738        4,738            4,726        4,726            --           --
     Asset-backed                    2,827        2,827            6,874        6,874         8,760        8,760
     Mutual Funds                    1,034        1,034            1,015        1,015         1,039        1,039
     Other equity securities         4,561        4,561            4,238        4,238         3,287        3,287
                                    ------       ------          -------      -------       -------      -------
                                   $93,012      $93,012         $108,638     $108,638      $102,380     $102,380
                                    ======       ======          =======      =======       =======      =======


         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 2000

                              Due Within       Over 3 Months          Over 6 Months        Due Over
(Dollars in thousands)         3 Months       Through 6 Months      Through 12 Months      12 Months       Total
                             -----------      ----------------      -----------------      ---------       -----

Certificates of Deposit
    $100,000 or more          $  9,666             $ 4,505               $ 5,461            $ 9,770       $29,402


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,


(Dollars in thousands)                         2000           1999            1998           1997          1996
                                             --------       --------        --------       --------      --------

Interest income which would
  have been recorded (1)                      $  76          $  89           $ 129         $   64        $   42

Interest income that was
  received from customer                        (17)            --              25             37             1
                                              ------        ------           -----          -----        ------

Total contractual interest
  for nonaccruing loans
  not collected                               $  59          $  89           $ 104         $   27        $   41
                                               ====           ====            ====          =====         =====


NOTES:
-----

(1) Generally the Bank places a loan in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

Item 2.  Properties.
-------  ----------

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

Kennett Square / Branch             126 West Cypress Street                             February 1987
                                    Kennett Square, Pennsylvania

Exton / Branch                      Route 100 and Boot Road                             August 1995
                                    West Chester, Pennsylvania

Frazer / Branch                     309 Lancaster Avenue                                August 1999
                                    Frazer, Pennsylvania

Former Commonwealth                 High & Market Streets                               July 1995
Building / Mortgage Center          West Chester, Pennsylvania

Kendal at Longwood                  1109 E. Baltimore Pike                              December 1999
                                    Kennett Square, Pennsylvania

Crosslands                          1660 E. Street Road                                 December 1999
                                    Kennett Square, Pennsylvania

Lima Estates                        411 North Middletown Road                           December 1999
                                    Media, Pennsylvania

Granite Farms Estates               1343 West Baltimore Pike                            December 1999
                                    Wawa, Pennsylvania

Lionville                           Route 114 & Sheree Boulevard                        December 2000
                                    Uwchlan Township, Pennsylvania



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

Item 4.  Submission of Matters to a Vote of Security Holders.
---- -   ---------------------------------------------------

           None.

                                     PART II
                                     -------

Item 5.  Market for the Corporation's Common Equity and Related Stockholder
------   Matters.
         ------------------------------------------------------------------

           The Corporation's Common Stock is publicly traded over the counter. Trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 2000 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 2000, there were approximately 980 shareholders of record of the Corporation's Common Stock.

            The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 2000 and 1999, as set forth in the following table:

                                                                   Dividends
                                                                   ---------
                                                              Amount Per Share
                                                            --------------------
                                                              2000          1999
                                                              ----         ----

First Quarter.............................................  $ 0.125      $ 0.120
Second Quarter............................................    0.125        0.120
Third Quarter.............................................    0.130        0.125
Fourth Quarter............................................    0.130        0.125
                                                             ------       ------
  Total...................................................  $ 0.510      $ 0.490
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

Item 6.    Selected Financial Data.
------     -----------------------

            Selected financial data concerning the Corporation and the Bank is incorporated herein by reference from the Corporation's 2000 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7.    Management's  Discussion and Analysis of Financial Condition and
------     Results of Operations.
           ----------------------------------------------------------------

           Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the Corporation's 2000 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
-------    ----------------------------------------------------------

             Quantitative and Qualitative Disclosures About Market Risk are incorporated herein by reference from the Corporation's 2000 Annual Report to Shareholders, attached as an exhibit hereto.

Item 8.    Financial Statements and Supplementary Data.
------     -------------------------------------------

            Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated herein by reference from the Corporation's 2000 Annual Report to Shareholders, attached as an exhibit hereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     Financial Disclosure.
           ---------------------------------------------------------------

            None.

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Corporation.
-------    ---------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 16, 2001, for its 2001 Annual Meeting of Shareholders.

Item 11.   Executive Compensation.
-------    ----------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 16, 2001, for its 2001 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------    --------------------------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 16, 2001, for its 2001 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions.
-------    ----------------------------------------------

            The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 16, 2001, for its 2001 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------    ----------------------------------------------------------------

1.  Index to Consolidated Financial Statements
    ------------------------------------------
                                                              Page of Annual
                                                          Report to Shareholders
                                                          ----------------------

Consolidated Balance Sheets                                       Page 39
at December 31, 2000 and
1999

Consolidated Statements of                                        Page 40
Income for the years ended
December 31, 2000, 1999
and 1998

Consolidated Statement of Changes                                 Page 41
in Stockholders' Equity for the years
Ended December 31, 2000, 1999 and 1998

Consolidated Statements of                                        Page 42
Cash Flows for the years ended
December 31, 2000, 1999 and 1998

Notes to Consolidated                                             Pages 43 to 62
Financial Statements

Report of Independent Certified                                   Page 63
Public Accountants


         The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January 25, 2001, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, are hereby incorporated herein by reference.

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

3.   Exhibits
     --------
              The   following  is  a  list  of  the  exhibits   filed  with,  or
incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

*        3(i).  Articles of Incorporation. Copy of the Articles of Incorporation
                -------------------------
of the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

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

                  (d) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File number 95084672.

                  (e) Copy of the Corporation's and the Bank's Directors Deferred Compensation Plan, effective December 30, 1995, is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File number 96539681.

(f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2001 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

                  (g) Copy of Employment Agreement between the Bank and James Duncan Smith (EVP), dated December 1, 1999 is incorporated by reference to
Exhibit 10 (g) to the Corporations Annual Report on Form 10-K for the year ended December 31, 1999.. Kevin C. Quinn, EVP, and Peter J. D'Angelo, EVP, are also parties to employment agreements with the Bank which are substantially identical to Mr. Smith's.

* 13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 2000. With the exception of pages 17-61 and the items referred to in Items 1, 5, 6, 7, 7A, 8 and 16 hereof, the Corporation's 2001 Annual Report to Shareholders is not deemed to be filed as part of this report.

* 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, incorporated, in 1996 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, is a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, is a wholly owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania.

* 23.      Consents.  Consent of Grant Thornton LLP, dated March 26, 2001.
           --------

* 27. Financial Data Schedules. A Financial Data Schedule is being submitted with the Corporation's 2000 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K.

(b) Reports on Form 8-K. A Form 8-K was filed by the  Corporation on October 16,
    -------------------
2000 that reported the Corporation's 2000 earnings for the three- and nine-month periods ended September 30, 2000 filed with the SEC via EDGAR.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST CHESTER COUNTY CORPORATION



                                                 By:    /s/ Charles E. Swope
                                                        ------------------------
                                                        Charles E. Swope,
                                                        President

Date:  March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 29, 2001.

         Signature                                      Title
         ---------                                      -----

/s/ Charles E. Swope                           President, Chief Executive
                                               Officer and Chairman of the
______________________________                 Board of Directors
Charles E. Swope


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

                                                FIRST CHESTER COUNTY CORPORATION



                                                By:
                                                    ----------------------------
                                                    Charles E. Swope,
                                                    President

Date:  March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 29, 2000.

         Signature                                       Title
         ---------                                       -----

                                               President, Chief Executive
                                               Officer and Chairman of the
______________________________                 Board of Directors
Charles E. Swope


                                               Treasurer (Principal
______________________________                 Accounting and Financial Officer)
J. Duncan Smith




                    (Signatures continued on following page)

                    (Signatures continued from previous page)

         Signature                                                    Title
         ---------                                                    -----

                                                                      Director
_________________________________
John J. Ciccarone

                                                                      Director
_________________________________
M. Robert Clarke

                                                                      Director
_________________________________
Clifford E. DeBaptiste

                                                                      Director
_________________________________
John A. Featherman, III

                                                                      Director
_________________________________
John S. Halsted

                                                                      Director
_________________________________
J. Carol Hanson

                                                                      Director
_________________________________
David L. Peirce

                                                                      Director
_________________________________
John B. Waldron

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

                  (d) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File Number 95084672.

                  (e) Copy of the Corporation's and the Bank's Directors Deferred Compensation Plan, effective December 30, 1995, is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File Number 96539681.

                  (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2001 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

                  (g) Copy of Employment Agreement between the Bank and James Duncan Smith (EVP), dated December 1, 1999 is incorporated by reference to
Exhibit 10 (g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. Kevin C. Quinn, EVP, and Peter J. D'Angelo, EVP, are also parties to employment agreements with the Bank which are substantially identical to Mr. Smith's.

* 13.  Annual  Report to  Security  Holders,  Form 10-Q or  Quarterly  Report to
       ------------------------------------
Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 2000. With the exception of pages 17-61and the items referred to in Items 1, 5, 6, 7, 7A and 8 hereof, the Corporation's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

* 21.  Subsidiaries  of the  Corporation.  The First  National  Bank of  Chester
       ---------------------------------
County, formerly known as The First National Bank of West Chester, a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc. formerly known as 323 East Gay Street Corporation, incorporated in 1996 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, is a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, is a wholly owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania.

* 23.  Consents.  Consent of Grant Thornton LLP, dated March 26, 2001.
       --------

* 27.  Financial Data  Schedules.  A Financial Data Schedule is being  submitted
       -------------------------
with the Corporation's 2000 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K.