Form 10-Q
period 2001-03-31
FIRST CHESTER COUNTY CORP
filed 2001-05-15
CIK 744126

May 11, 2001

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312

                                FIRST CHESTER COUNTY CORPORATION

                                Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.




                                Very truly yours,


                                J. Duncan Smith, Treasurer
                                (Principal Accounting
                                 and Financial Officer)
JDS/jd
Enclosures

cc:  John A. Featherman, III, Esquire, MacElree, Harvey, Ltd., West Chester,  PA

     Patricia A. Gritzan, Esquire, Saul Ewing LLP, Philadelphia,  PA

     Barry M. Pelagatti, CPA, Grant Thornton, Philadelphia, PA

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001, OR
                               --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of May 1, 2001 was 4,477,622.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                                      Page

Part I.           FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                           Consolidated Statements of Condition
                           March 31, 2001 and December 31, 2000                                                         3


                           Consolidated Statements of Income
                           Three-Months Ended March 31, 2001 and 2000                                                   4

                           Consolidated Statements of Cash Flows
                           Three-Months Ended March 31, 2001 and 2000                                                   5


                           Consolidated Statements of Stockholder's Equity                                              6

                           Notes to Consolidated Financial Statements                                                   7


                  Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                             8-19

                  Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                  20

Part II.          OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                                           21
                  Item 2 - Changes in Securities                                                                       21
                  Item 3 - Defaults upon Senior Securities                                                             21
                  Item 4 - Submission of Matters to a Vote of Security Holders                                      21-22
                  Item 5 - Other Information                                                                           22
                  Item 6 - Exhibits and Reports on Form 8-K                                                            23


                  Signatures                                                                                           24



                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       (Unaudited)
(Dollars in thousands)                                                                  March 31,          December 31,
                                                                                           2001               2000
                                                                                       ----------          ------------
ASSETS
  Cash and due from banks                                                              $   25,994           $   30,311
  Federal funds sold                                                                       15,000                7,500
  Interest Bearing Deposits in banks                                                          152                  162
                                                                                         --------             --------

               Total cash and cash equivalents                                             41,146               37,973
                                                                                         --------             --------

    Investment securities held-to-maturity (market value of $1,259 and
       at March 31, 2001 and $4,535 at December 31, 2000, respectively)                     1,162                1,183

    Investment securities available-for-sale, at market value                              88,164               93,012

    Loans                                                                                 405,879              406,889
    Less:  Allowance for loan losses                                                       (6,612)              (6,609)
                                                                                         --------             --------

               Net loans                                                                  399,267              400,280

    Premises and equipment                                                                 10,165                9,564
    Other assets                                                                            8,078                8,677
                                                                                         --------             --------

               Total assets                                                             $ 547,982            $ 550,689
                                                                                         ========             ========

LIABILITIES
  Deposits
    Noninterest-bearing                                                                 $  85,951            $  89,137
    Interest-bearing (including certificates of deposit over $100 of $30,144 and $30,684 - March 31, 2001 and
      December 31, 2000 respectively)                                                     385,979              382,353
                                                                                         --------             --------

        Total deposits                                                                    471,930              471,490

    Securities sold under repurchase agreements                                             3,345                2,752
    Federal Home Loan Bank advances and other borrowings                                   22,322               27,157
       Other liabilities                                                                    5,928                6,278
                                                                                         --------             --------

        Total liabilities                                                                 503,525              507,677
                                                                                         --------             --------

STOCKHOLDERS' EQUITY
  Common stock, par value $1.00; authorized, 10,000,000 shares;
    outstanding, 4,799,666 at March 31, 2001 and December 31, 2000.                         4,800                4,800
  Additional paid-in capital                                                                  722                  610
  Retained earnings                                                                        43,118               42,353
  Accumulated other comprehensive income                                                        2                 (759)
  Treasury stock, at cost:  319,950 shares and 322,352 shares
    at March 31, 2001 and December 31, 2000, respectively.                                 (4,185)              (3,992)
                                                                                         --------            ---------

            Total stockholders' equity                                                     44,457               43,012
                                                                                         --------            ---------

            Total liabilities and stockholders' equity                                  $ 547,982            $ 550,689
                                                                                         ========             ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                     Three Months Ended
                                                                                                     March

                                                                                               2001              2000
                                                                                          ---------         -----------
INTEREST INCOME
  Loans, including fees                                                                   $   8,608          $   7,645
  Investment securities                                                                       1,425              1,880
  Federal funds sold                                                                             67                 28
  Deposits in banks                                                                               2                  1
                                                                                            -------            -------

              Total interest income                                                          10,102              9,554
                                                                                            -------            -------

INTEREST EXPENSE
  Deposits                                                                                    3,973              3,557
  Securities sold under repurchase agreements                                                    35                 36
  Federal Home Loan Bank advances and other borrowings                                          363                335
                                                                                            -------            -------

            Total interest expense                                                            4,371              3,928
                                                                                            -------            -------

            Net interest income                                                               5,731              5,626

   Provision for loan losses                                                                    235                290
                                                                                            -------            -------

              Net interest income after provision for possible loan losses                    5,496              5,336
                                                                                            -------            -------

NON-INTEREST INCOME
  Financial Management Services                                                                 736                786
  Service charges on deposit accounts                                                           273                249
  Investment securities gains (losses), net                                                      25                (43)
  Income from the sale of assets                                                                 60                  -
  Other                                                                                         496                346
                                                                                            -------            -------

            Total non-interest income                                                         1,590              1,338
                                                                                            -------            -------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                              2,920              2,632
  Net occupancy, equipment and data processing                                                1,050                990
  FDIC Bank insurance fund assessments                                                           21                 22
  Bank shares tax                                                                               126                106
  Professional Services                                                                         327                269
  Other                                                                                         796                658
                                                                                            -------            -------

              Total non-interest expense                                                      5,240              4,677
                                                                                            -------            -------

              Income before income taxes and cumulative effect
               of change in accounting for income taxes                                       1,846              1,997

INCOME TAXES                                                                                    497                566
                                                                                            -------            -------

NET INCOME                                                                                 $  1,349           $  1,431
                                                                                            =======            =======

PER SHARE DATA
  Basic earnings per common share                                                          $  0.300           $  0.320
                                                                                            =======            =======
  Diluted earnings per common share                                                        $  0.300           $  0.310
                                                                                            =======            =======
  Dividends declared                                                                       $  0.130           $  0.125
                                                                                            =======            =======
Basic weighted average shares outstanding                                                 4,467,094          4,537,464

Diluted weighted average shares outstanding                                               4,519,823          4,557,461

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                            Three Months

(Dollars in thousands)                                                                               2001                 2000
                                                                                                     ----                -----

OPERATING ACTIVITIES
  Net Income                                                                                       $1,349                $1,431
  Adjustments to reconcile net income to net cash
        provided by operating activities:
  Depreciation 444 406
  Provision for loan losses                                                                           235                   290
  Amortization of investment security premiums
        and accretion of discounts                                                                     41                    33
  Amortization of deferred fees on loans                                                              (41)                   61
  Investment securities (gains) losses, net                                                          (125)                   43
  (Increase) Decrease in other assets                                                               1,315                  (904)
  Increase(decrease)in other liabilities                                                             (350)                  617
                                                                                                    -----                 -----
        Net cash provided by operating activities                                                  $2,968                $1,977
                                                                                                   ------                ------
INVESTING ACTIVITIES
  Increase in interest bearing deposits in banks                                                        -                   (76)
  Increase (decrease)in loan                                                                          740               (12,244)
  Proceeds from sales of investment securities available-for-sale                                   3,648                 2,013
  Proceeds from maturities of investment securities available-for-sale                             17,721                 4,462
  Purchases of investment securities available-for-sale                                           (16,393)               (6,106)
  Purchase of premises and equipment,                                                              (1,045)                 (484)
                                                                                                   ------               -------
        Net cash used in investing activities                                                     $ 4,671              ($12,435)
                                                                                                  -------              --------
FINANCING ACTIVITIES
  Increase (decrease) in Federal Home Loan Bank advance                                            (4,835)                5,630
  Increase in deposits                                                                                440                 1,167
  Decrease in securities sold under repurchase agreement                                              593                   241
  Cash dividends                                                                                     (583)                 (566)
  Treasury stock transactions                                                                         (81)                 (343)
                                                                                                   ------                ------
        Net cash provided by financing activities                                                  (4,466)               (6,129)
                                                                                                   ------                ------
        NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                                                              3,173                (4,329)

Cash and cash equivalents at beginning of year                                                     37,973                32,257

Cash and cash equivalents at end of period                                                        $41,146               $27,928
                                                                                                   ======                ======
The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(Dollars in thousands)                                                                      2001                   2000
                                                                                        -----------            -----------

Balance at January 1,                                                                      $ 43,012              $ 38,182

  Net income to date                                                                          1,349                 1,431
  Cash dividends declared                                                                      (582)                 (566)
  Net unrealized gain (loss) on securities available-for-sale                                   761                     9
  Paid-in capital from treasury stock transactions                                              110                     -
  Treasury stock transactions                                                                  (193)                 (343)
                                                                                            -------               -------
Balance at March 31,                                                                       $ 44,457              $ 38,713
                                                                                            =======               =======































The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. We have adopted the provisions of FASB issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income(loss) net of taxes for the three-month period ended March 31, 2001 was $761 thousand, compared to $9 thousand in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above), for the three-months ended March 31, 2001 was $2.1 million compared to $1.4 million in the same period last year.
5.
         In 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and
         Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", (collectively SFAS No. 133). No adjustment was required as a result of the adoption of SFAS No. 133.

6. In 2000, the Company also adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaced SFAS No. 125. The adoption of this statement had no impact on the Company's consolidated financial statements.

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

       These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs and timing of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations;
(d) volatility in the Corporation's market area due to mergers of competing financial institutions may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse; including the effects of trade , monetary, and fiscal policies of the government and interest rate policies of the Federal Reserve system;(f) impact of changes in interest rates on customer behavior; (g) estimated changes in net interest income; (h) anticipated pressure on net yields; (i) the impact of changes in demographics on branch locations; and (i) technical changes. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

                          EARNINGS AND DIVIDEND SUMMARY

        Net income for the three months ended March 31, 2001 was $1.349 million, a decrease of $82 thousand or 5.7% from $1.431 million for the same period in 2000. The decrease in net income was the direct result of increases in interest and non-interest expense. These increases were partially offset by increased income earned on income interest-bearing assets and non-interest sources. Basic earnings per share for the three months ending March 31, 2001 was $0.30 per share, a $0.02 or 6.3% decrease over the same period in 2000. Cash dividends declared during the first quarter of 2001 increased $0.005 per share, a 4.0% increase compared to $0.125 per share in the first quarter of 2000. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                                           March                                 December
                                                  -----------------------                     -------------
                                                   2001              2000                          2000
                                                   ----              ----                     -------------
       SELECTED RATIOS
       Return on average assets                    1.00%             1.12%                         1.15%
       Return on average equity                   12.58%            14.90%                        15.03%
       Earnings retained                          56.78%            60.38%                        61.63%
       Dividend payout ratio                      43.22%            39.62%                        38.37%
       Book value per share                       $9.92             $8.56                         $9.61

The table of "Consolidated Average Balance Sheet and Taxable Equivalent Income/Expense and Rates" on page 13 may assist the reader in following this discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-month periods ended March 31, 2001 and 2000, on a tax equivalent basis, was $5.9 million and $5.7 million, respectively. The increase in tax equivalent net interest income is the result of an increase in the average amount of interest-earning assets partially offset by increases in average interest-bearing liabilities. Tax equivalent net interest income was also offset by higher yields on interest bearing liabilities.

           Average interest-earning assets increased approximately $26.2 million or 5.5% to $502.2 million during the three-month period ending March 31, 2001, compared to $476.0 million during the same period last year. The increase in average interest earning assets was the result of increased loan activity during the last three-quarters of 2000.

         The average net yield on interest-earning assets, on a tax equivalent basis was 4.73% for the three-month period ended March 31, 2001 compared to 4.78% for the same period in 2000. The Corporation anticipates there will be continued pressure on the net yield on interest-earning assets as competition for new loan business remains strong and the cost of incremental deposit growth and other funding sources becomes more expensive. It is also anticipated that the falling interest rate environment of the first quarter will also put pressure on the net-yield.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                          Three-Months
                                                         Ended March 31,
                                                        ----------------
YIELD ON                                                2001       2000
--------                                                ----      -----

Interest-Earning Assets                                 8.21%     8.08%
Interest Bearing Liabilities                            4.30%     4.03%
                                                        ----      ----
Net Interest Spread                                     3.91%     4.05%
Contribution of Interest-Free Funds                     0.82%     0.73%
                                                        ----      ----
Net Yield on Interest-Earning Assets                    4.73%     4.78%
                                                        ====      ====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three-month period ended March 31, 2001 increased 139.3% to $67 thousand when compared to the same period in 2000. This increase is primarily the result of an increase in average balance of federal funds sold of $2.8 million or 133.2%, from $2.1 million at March 31, 2000 to $5.0 million at March 31, 2001. Additionally, a 14 basis point (one basis point is equal 1/100 of a percent) increase in average interest rates earned on federal funds sold contributed to the increase in interest income on federal funds.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 15.7% for the three-month period ended March 31, 2001 to approximately $1.6 million compared to $1.9 million during the same period in 2000. The decrease was primarily the result of a 19.1% or $21.8 million decrease in the average investment security balance to $92.0 million on a tax equivalent basis, partially offset by a 29 basis point increase on the average interest rates earned on investment securities. Decreases in average investment security balances are the result of periodic payments (securities pay downs), normal maturities, and sales of securities to support loan growth.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 12.3% to $8.7 million for the three-month period ended March 31, 2001 compared to $7.7 million for the same time period in 2000. The increase in interest income for the three-month period ended March 31, 2001 is the direct result of a 12.5% increase in average outstanding loan balances to $405.2 million, offset by a 1 basis point or 0.1% decrease on rates earned on the portfolio. The declining interest rate environment during the first quarter should have an impact on this component of interest income in future time periods.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 11.7% for the three-month period ended March 31, 2001 to approximately $4.0 million, compared to $3.6 million for the same period in 2000. The increase is primarily the result of an increase in average interest-bearing deposits of $15.6 million and a 27 basis point increase in the rates paid on interest bearing deposits, compared to the same period in 2000. The Corporation's effective rate on interest-bearing deposits increased from 3.91% in the first quarter of 2000 to 4.18% for the first quarter of 2001.

         The recent falling interest rate environment has negatively impacted the interest income earned on the Corporation's loan portfolio and has also put downward pressure interest rates paid on the Corporation's interest bearing deposits. While interest rate decreases impact earnings on floating-rate loan portfolios in a relatively short time, the impact on deposit interest expense is more gradual. The Corporation anticipates that the current rate environment will continue to put downward pressure on deposit rates in future time periods.

         Competition for deposits from non-banking institutions such as credit union and mutual fund companies continues to be strong. Despite the competition, the Corporation's deposit base continues to grow and growth is expected to continue as we continue to open new branches and attract new customers with new

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

products and services. Growth can be attributed to our four new limited service retirement community branches located in Chester and Delaware counties. New branch sites are currently under review. New branch sites will help expand the Corporation's deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 2.8% to $35 thousand for the three-month period ended March 31, 2001 compared to the same time period in 2000. The decrease is attributable to a 5.4% or $166 thousand decrease in average securities sold under repurchase agreements for the comparable periods and a 2.8% increase on average rates paid on securities sold under repurchase agreements.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings increased $28 thousand to $363 thousand for the three-month period ended March 31, 2001 from $335 thousand when compared to the same period in 2000. The need for borrowing increased in 2000 as a result of steady loan demand that outpaced deposit growth and funds obtained from sales of investment securities. As a result, average Federal Home Loan Bank ("FHLB") and other borrowings increased to $23.8 million as of March 31, 2001 compared to $22.6 million during the same period in 2000. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under line agreements with our correspondent banks.

                            PROVISION FOR LOAN LOSSES

         During the first quarter of 2001, the Corporation recorded a $235 thousand provision for loan losses compared to $290 thousand for the same period in 2000. The decrease in the provision expense for the three-month period ended March 31, 2001 can be attributed to the slower loan growth over the last quarter. The allowance for loan losses as a percentage of total loans was 1.63% as of March 31, 2001 and 1.75% as of March 31, 2000. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 18.8% to $1.6 million for the three months ended March 31, 2001, compared to the same period in 2000. The primary component of non-interest income was Financial Management Services (FMS) revenue, which decreased $50.0 thousand or 6.4% to $736 thousand for the three-months ended March 31, 2001 compared with the same period in 2000. The market value of FMS assets under management and custody grew $25.2 million or 5.9% from $455.2 million at March 31, 2000 to $430.0 million at March 31, 2001. While the overall value of FMS assets under management and custody grew from period to period, much of this growth was obtained from a few new account relationships, which were secured late in this quarter. FMS income is based primarily on the market value of the assets under management. Over the past several months the downturn in the financial markets devalued the portfolio and led to a lower than expected amount of fee income.

        Service charges on deposit accounts increased approximately 9.6% to $273 thousand for the three-months ended March 31, 2001 compared to $249 thousand for the same period in 2000. The increase in service charge revenue can be primarily attributed to a 5.0% increase in average total deposits for the same time periods.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        The Corporation also experienced an increase in non-interest income of $60 thousand as a result of a sale of OREO property. The proceeds from the sale of this property offset expense written off in prior periods, including past due principal and interest, and as of March 31, 2001 resulted in a net recovery of approximately $19.0 thousand. More expenses related to this property are expected in future time periods.

        Other non-interest income increased 43.4% to $496 thousand for the three-months ended March 31, 2001 compared to $346 thousand for the same period in 2000. The increase in other non-interest income can be attributed to several factors. The material factors include a $34 thousand increase in income earned on the sale of mortgage loans and a $59 thousand increase in loan fee income.

                              NON-INTEREST EXPENSE

        Total non-interest expense for the first quarter of 2001 increased 12.0% to $5.2 million compared to the same period in 2000. The various components of non-interest expense are discussed below.

        First quarter 2001 salaries and employee benefits increased 10.9% to $2.9 million for the three-month period ended March 31, 2001 compared to the same period in 2000. Annual employee salary increases and a proportional increase in employee benefits are primarily responsible for the increase. At March 31, 2001 the corporation employed 207 full time and 37 part time employees compared to 206 full time and 22 part time employees at March 31, 2000.

        Net occupancy, equipment and data processing expense increased 6.1% to $1.1 million for the three-month period ended March 31, 2001 compared to the same period last year. The increase is the direct result of increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure. Increases in the Corporation's facilities also contributed the increase. See "Building Improvements and Technology Projects" sections for more detail.

        FDIC insurance expense decreased 4.6% or $1 thousand from $22 thousand at March 31, 2000 to $21 thousand at March 31, 2001. Bank shares tax expense increased 18.9% or $20 thousand from $106 thousand at March 31, 2000 to $126 thousand at March 31, 2001. Professional services increased 21.6% or $58 thousand from $269 thousand at March 31, 2000 to $326 thousand at March 31, 2001.

        Total other non-interest expense increased 21.0% to $796 thousand for the three months ended March 31, 2001 compared to the same period in 2000. This increase can be partially attributed to an increase in the Corporation's marketing efforts to attract new customers and new employees and to promote its corporate image.

        Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by increases in net interest and fee income generated by business in the new marketing areas.

        The Corporation is currently working on four new branch sites. Two of these sites, Lionville (Route 113 and Sheree Boulevard) and New Garden (Business Route 1, south of Kennett Square), are expected to be completed and opened during the second and third quarters of 2001, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)
                                                                 2001                              2000
                                                       -------------------------        ---------------------------
                                                       Daily                            Daily
                                                       Average                          Average
ASSETS                                                 Balance   Interest   Rate        Balance     Interest   Rate
                                                       -------   --------   ----        -------     --------   ----

Federal funds sold                                    $  4,967    $    67   5.40%      $  2,130      $    28   5.26%
  Interest bearing deposits in banks                        91          2   8.79%            75            1   5.33%
  Investment securities
     Taxable                                            90,158      1,567   6.95%       111,465        1,853   6.65%
     Tax-exempt(1)                                       1,808         31   6.93%         2,265           42   7.34%
                                                       -------     ------               -------        -----
        Total investment securities                     91,966      1,598   6.95%       113,730        1,895   6.66%
                                                       -------     ------               -------        -----
    Loans(2)
      Taxable                                          401,153      8,545   8.52%       353,894        7,547   8.53%
        Tax-exempt(1)                                    4,021         91   9.05%         6,194          141   9.08%
                                                       -------     ------               -------        -----
           Total loans                                 405,174      8,636   8.53%       360,088        7,688   8.54%
                                                       -------     ------               -------        -----
           Total interest-earning assets               502,198     10,303   8.21%       476,023        9,612   8.08%
    Non-interest earning assets
      Allowance for possible loan losses                (6,609)                          (6,315)
      Cash and due from banks                           24,228                           20,630
      Other assets                                      18,713                           19,309
                                                       -------                          -------
           Total assets                               $538,530                         $509,647
                                                       =======                          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Savings, NOWS & money market deposits               $232,579    $ 1,782   3.06%      $224,869       $1,708   3.04%
  Certificates of deposits and other time              147,190      2,191   5.95%       139,346        1,849   5.31%
                                                       -------     ------   ----        -------        -----
     Total interest bearing deposits                   379,769      3,973   4.18%       364,215        3,557   3.91%
  Securities sold under repurchase agreements            2,886         35   4.85%         3,052           36   4.72%
  Federal Home Loan Bank advances and
   other borrowings                                     23,802        363   6.10%        22,585          335   5.93%
                                                       -------     ------   ----        -------        -----
    Total interest bearing liabilities                 406,457      4,371   4.30%       389,852        3,928   4.03%
                                                       -------     ------               -------        -----
    Non-interest bearing liabilities
      Non-interest bearing demand deposits              81,949                           75,615
      Other liabilities                                  6,271                            5,673
                                                       -------                          -------
         Total liabilities                             494,677                          471,140
    Stockholders' equity                                43,853                           38,507
                                                       -------                          -------
         Total liabilities and stockholders' equity$   538,530                         $509,647
                                                       =======                          =======
    Net interest income                                           $ 5,932                             $5,684
                                                                   ======                              =====
    Net yield on interest earning assets                                    4.73%                              4.78%
                                                                            ====                               ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2001 and 2000.
(2) Non-accruing loans are included in the average balance.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                  INCOME TAXES

        Income tax expense for the three-month period ended March 31, 2001 was $497 thousand, compared to $566 thousand in the same period last year. This represents an effective tax rate of 26.9% and 28.4% for the first quarter of 2001 and 2000, respectively. This decrease can be attributed to the Corporation's increased investments local community housing development project which earn the Corporation tax credits.

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

                                                         DEPOSIT ANALYSIS

(Dollars in thousands)                          March 31, 2001           December 31, 2000         Average     Balance
                                           -------------------      ------------------------      ----------------------
                                            Average  Effective      Average        Effective       Dollar    Percentage
Deposit Type                                Balance      Yield      Balance          Yield        Variance     Variance
------------                                -------  ---------      -------        ---------      --------   ----------

NOW Accounts                               $ 69,572      1.58%      $67,923            1.71%       $ 1,649         2.43%
Money Market                                 23,702      2.89        25,934            2.93         (2,232)       (8.61)
Statement Savings                            45,886      3.02        48,514            3.04         (2,628)       (5.42)
Other Savings                                 1,785      2.69         2,092            2.72           (307)      (14.67)
CD's Less than $100,000                     116,803      5.96       112,287            5.69          4,516         4.02
                                            -------                 -------                         ------

Total Core Deposits                         257,748      3.95       256,750            3.84            998         0.39

Non-Interest Bearing
  Demand Deposit Accounts                    81,949         -        80,415               -          1,534         1.91
                                            -------                 -------                         ------

Total Core and Non-Interest
  Bearing Deposits                          339,697      3.00       337,165            2.92          2,532         0.75
                                            -------                 -------                         ------

Tiered Savings                               91,634      4.27        85,841            4.50          5,793         6.75
CD's Greater than $100,000                   30,387      5.92        27,457            5.80          2,930        10.67
                                            -------                 -------                         ------

Total Deposits                             $461,718      3.44%     $450,463            3.40%        11,255         2.50%
                                            =======                 =======                         ======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

       The Bank, as a member of the FHLB, maintains a credit facility secured by the Bank's mortgage-related assets. As of March 31, 2001, the amount outstanding under the Bank's line of credit with the FHLB was $0. Additionally, the FHLB offers several other credit related products which are available to the Bank. During the first quarter of 2001, average FHLB advances were approximately $23.8 million and consisted of term advances representing a combination of maturities. The average interest rate on these advances was approximately 6.1%. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $156.1 million. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

       The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in future time periods. The Corporation's net interest rate sensitivity gap within one year is a negative $149.3 million or 27.2% of total assets at March 31, 2001 compared with a negative $154.7 million or 28.1% of total assets at December 31, 2000. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 2001

                                                             One                Over
(Dollars in thousands)                     Within            through            five          Non-rate
                                           one year          five years         years         sensitive          Total
                                          ---------         -----------     ------------      ---------         ---------
ASSETS
  Federal funds sold                       $  15,000          $      --         $     --       $      --        $  15,000
  Investment securities                       16,443             27,107           45,776              --           89,326
  Interest bearing deposits in banks              --                 --               --             152              152
  Loans and leases                           157,432            185,355           63,092          (6,612)         399,267
  Cash and cash equivalents                       --                 --               --          25,994           25,994
  Premises and equipment                          --                 --               --          10,165           10,165
  Other assets                                     7                 --               --           8,071            8,078
                                            --------            -------          -------        --------          -------
  Total assets                             $ 188,882           $212,462         $108,868       $  37,770         $547,982
                                            ========            =======          =======        ========          =======

LIABILITIES AND CAPITAL
  Non-interest bearing deposits            $      --           $     --         $     --       $  85,951        $  85,951
  Interest bearing deposits                  328,191             53,136            4,652              --          385,979
  Repurchase agreements                        3,345                 --               --              --            3,345
  FHLB advances and other
   borrowings                                  6,653             10,821            4,848              --           22,322
  Other liabilities                               --                 --               --           5,928            5,928
  Capital                                         --                 --               --          44,457           44,457
                                            --------           --------          -------         -------          -------
  Total liabilities & capital              $ 338,189          $  63,957         $  9,500        $136,336         $547,982
                                            ========           ========          =======         =======          =======

  Net interest rate
   sensitivity gap                         $(149,307)         $ 148,505         $ 99,368        $(98,566)
                                            ========           ========           ======         =======
  Cumulative interest rate
   sensitivity gap                         $(149,307)         $    (802)        $ 98,566        $     --
                                            ========           ========           ======         =======
  Cumulative interest rate
   sensitivity gap divided
   by total assets                            (27.2%)             (0.1%)           18.0%
                                            ========           ========           ======

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                                      March 31,                  December 31,
                                                                      --------------------------           -------------
                                                                          2001             2000                 2000
                                                                      -----------      ---------            ------------

     Balance at beginning of period                                    $    6,609     $    6,261              $    6,261
                                                                        ---------      ---------               ---------

     Provision charged to operating expense                                   235            290                     876
                                                                        ---------      ---------               ---------

        Recoveries of loans previously charged-off                             37             43                     134
        Loans charged-off                                                    (269)          (182)                   (662)
                                                                        ---------      ---------               ---------

     Net loans charged-off                                                   (232)          (139)                   (528)
                                                                        ---------      ---------               ---------

     Balance at end of period                                          $    6,612     $    6,412              $    6,609
                                                                        =========      =========               =========

     Period-end loans outstanding                                      $  405,879     $  366,383              $  406,889

     Average loans outstanding                                         $  405,174     $  360,088              $  378,211

     Allowance for loan losses as a
        percentage of period-end loans outstanding                           1.63%          1.75%                   1.62%

     Ratio of net charge-offs to average loans
        Outstanding (annualized)                                             0.23%          0.15%                   0.14%

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                March 31,                    December 31,
                                                             ---------------------------         ----------------
                                                                  2001            2000                    2000
                                                                 -----            ----                    ----

Past due over 90 days and still accruing                       $ 4,016          $    338               $    134

Non-accrual loans                                                1,645             1,038                  1,364
                                                                ------            ------                 ------

Total non-performing loans                                       5,661             1,376                  1,498

Other real estate owned                                            593               470                    803
                                                                ------            ------                 ------

Total non-performing assets                                    $ 6,254           $ 1,846                $ 2,301
                                                                ======            ======                 ======

Non-performing loans as a percentage
  of total loans                                                  1.39%             0.38%                  0.37%

Allowance for loan losses as a
  percentage of non-performing loans                            116.80%           465.99%                 441.2%

Non-performing assets as a percentage of
  total loans and other real estate owned                         1.54%             0.50%                  0.60%

Allowance for loan losses as a
  percentage of non-performing assets                           105.72%           347.35%                 287.2%


         The allowance for loan losses as a percentage of non-performing loans indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at March 31, 2001. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. The increase in the total non-performing loans is the result of one loan which has become 90 days past due. The amount of this loan is approximately $3.5 million and is currently being restructured.

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

         The balance of impaired loans was $1.3 million, $943 thousand, and $678 thousand at March 31, 2001, December 31, 2000, and March 31, 2000, respectively. The associated allowance for impaired loans was $215 thousand, $242 thousand and $300 thousand at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

         For the three months ended March 31, 2001, activity in the allowance for impaired loan losses include a provision of $0, write offs of $27 thousand and recoveries of $0. Interest income of $0 was recorded for the period while

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

contractual interest amounted to $26 thousand. Cash collected on loans for the period was $5 thousand all of which was applied to principal.

         For the twelve months ended December 31, 2000, activity in the allowance for impaired loan losses include a provision of $0, write offs of $91 thousand and recoveries of $28 thousand. Interest income of $17 thousand was recorded for the period while contractual interest amounted to $76 thousand.
Cash collected on loans for the period was $350 thousand all of which was applied to principal.

         For the three months ended March 31, 2000, activity in the allowance for impaired loan losses include a provision of $0, write offs of $5 thousand and recoveries of $0. Interest income of $0 was recorded for the period while contractual interest amounted to $17 thousand. Cash collected on loans for the period was $35 thousand all of which was applied to principal.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         The Corporation is currently working on plans for several new branch sites. Two of these sites, Lionville (Route 13 and Sheree Boulevard) and New Garden (business Route 1 south of Kennett Square), are expected to be completed and opened during the second and third quarters of 2001, respectively.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2001, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                        March 31,               December 31,         "Well Capitalized"
                                          ------------------------        ------------            Requirements
CAPITAL RATIOS                              2001             2000             2000
--------------                              ----             ----             ----             ------------------
Corporation
Leverage Ratio                              8.25%            8.16%            8.19%                   5.00%
Tier I Capital Ratio                       11.07%           10.87%           10.63%                   6.00%
Total Risk-Based Capital Ratio             12.34%           12.13%           11.88%                  10.00%
     Bank
Leverage Ratio                              8.09%            8.08%            8.23%                   5.00%
Tier I Capital Ratio                       10.73%           10.72%           10.68%                   6.00%
Total Risk-Based Capital Ratio             11.99%           11.98%           11.94%                  10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation. The internal capital growth for the Corporation was 2.83% and 0.44% for the three months ended March 31, 2001 and 2000, respectively. The growth rate is computed by annualizing the change in equity during the last period and dividing it by total stockholder's equity at March 31, 2001 and 2000, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2000 Annual Report, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2000 with the SEC via EDGAR. Please refer to the "Management's Discussion and Analysis" section on pages 24-38 of the Corporation's Annual Report for more information.

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

                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of Shareholders of the Corporation was held on March 14, 2001 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about February 15, 2001, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The matters submitted to a vote of shareholders at the meeting were the following:

    1.   The election of three Class II directors;

    2. The approval of certain amendments to the Corporation's 1995 Stock Option Plan to modify the formula by which options are awarded to non-employee directors of the Corporation;

    3. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2001; and

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All three of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                                                                                        Abstentions and
                  Nominee                            For               Withheld         Broker Non-Votes
                  -------


                  M. Robert Clarke                   3,255,775         525,581                 0

                  David L. Peirce                    3,245,521         535,835                 0

                  Charles E. Swope                   3,220,692         560,664                 0

                  The names of the other directors whose terms of office as directors continued after the Meeting are as follows: John J. Ciccarone, Clifford E. DeBaptiste, John A. Featherman, III, John S. Halsted, J. Carol Hanson, and John B. Waldron.

                  The proposal to make certain amendments to the Corporation's 1995 Stock Option Plan was approved. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the proposal were as follows:

                           For                   Against      Abstentions       Broker non-votes
                           ---                   -------      -----------       ----------------

                        2,871,476                143,660        766,220                  0

                  The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2001 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

                           For                   Against      Abstentions       Broker non-votes
                           ---                   -------      -----------       ----------------

                        3,257,150                 1,023         523,183                0

                  There was no other business that came before the Meeting or matters incident to the conduct of the Meeting.

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits
                      --------
         3(i).   Certificate  of   Incorporation.   Copy  of  the  Corporation's
                 -------------------------------
Certificate of Incorporation, as amended, is incorporated herein by reference to
Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31,1999.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's
                -------------------------------------
Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.      Material contracts.
                  ------------------

(a) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated herein by reference to the appendix to the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders as filed with the SEC.

         27.      Financial Data Schedule.
                  -----------------------

                  (b) Reports on Form 8-K
                      -------------------

                      A Form 8-K was filed with the SEC on January 26, 2001 pertaining to a press release announcing 2000 earnings.

                      A Form 8-K was filed with the SEC on February 16, 2001 pertaining to a press release announcing the 2001 first quarter dividend.

                      A Form 8-K was filed with the SEC on May 1, 2001 pertaining to a press release announcing the 2001 first quarter earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FIRST CHESTER COUNTY CORPORATION


                          Charles E. Swope




                          ----------------
DATE:  May 11, 2001       Charles E. Swope
                          President


                          J. Duncan Smith



                          ---------------
                          J. Duncan Smith
                          Treasurer
                          (Principal Accounting
                          and Financial Officer)