Form 10-Q
period 2001-06-30
FIRST CHESTER COUNTY CORP
filed 2001-08-10
CIK 744126

August 10, 2001
                                 VIA: EDGARLINK

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312

                                                FIRST CHESTER COUNTY CORPORATION

                                                Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.



                                                     Very truly yours,


                                                     J. Duncan Smith, Treasurer
                                                     (Principal Accounting
                                                      and Financial Officer)
JDS/tbm
Enclosures

         John A. Featherman, III, Esquire, MacElree, Harvey, Gallagher, and Featherman, Ltd., West Chester, PA

         Patricia A. Gritzan, Esquire, Saul Ewing LLP, Philadelphia, PA

         Barry M. Pelagatti, CPA, Grant Thornton LLP, Philadelphia, PA

         Joseph T. Mcgough, VP, First Union Bank, Philadelphia, PA

         James L. Bradshaw, VP, SunTrust Bank, Atlanta, GA

         James Shilling,  VP, Kish Bank, Belleville, PA

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of July 31, 2001 was 4,441,167.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 - Financial Statements
                             Consolidated Statements of Condition
                             June 30, 2001 and December 31, 2000                                                          3


                             Consolidated Statements of Income
                             Three and Six-Months Ended June 30, 2001 and 2000                                            4


                             Consolidated Statements of Changes in Stockholder's Equity                                   5



                             Consolidated Statements of Cash Flows
                             Six-Months Ended June 30, 2001 and 2000                                                      6


                             Notes to Consolidated Financial Statements                                                 7-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                           9 - 23

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  24



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           25
                  Item 2 -   Changes in Securities                                                                       25
                  Item 3 -   Defaults upon Senior Securities                                                             25
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         25
                  Item 5 -   Other Information                                                                           25
                  Item 6 -   Exhibits and Reports on Form 8-K                                                       25 - 26

                  Signatures                                                                                             27

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                         (Unaudited)
(Dollars in thousands)                                                                     June 30,         December 31,
                                                                                             2001               2000
                                                                                          ---------         ------------

ASSETS
    Cash and due from banks                                                                $ 21,384             $ 30,311
    Federal funds sold                                                                       12,000                7,500
    Interest Bearing Deposits in banks                                                          130                  162
                                                                                            -------              -------
                Total cash and cash equivalents                                              33,514               37,973
                                                                                            -------              -------
    Investment securities held-to-maturity (market value of $885 and
        $4,535 at June 30, 2000 and December 31, 2000,
         respectively)                                                                          834                1,183
                                                                                            -------              -------
    Investment securities available-for-sale, at market value                                87,640               93,012
                                                                                            -------              -------
    Loans                                                                                   415,931              406,889
    Less:  Allowance for loan losses                                                         (6,704)              (6,609)
                                                                                            -------              -------
                Net loans                                                                   409,227              400,280
                                                                                            -------              -------
    Premises and equipment                                                                   11,832                9,564
    Other assets                                                                              9,475                8,677
                                                                                            -------              -------
                Total assets                                                               $552,522             $550,689
                                                                                            =======              =======
LIABILITIES
    Deposits
        Noninterest-bearing                                                                $ 93,303             $ 89,137
        Interest-bearing (including certificates of deposit over $100 of $29,940 and $30,684 - June 30, 2001 and
           December 31, 2000 respectively)                                                  386,997              382,353
                                                                                            -------              -------
        Total deposits                                                                      480,300              471,490

    Securities sold under repurchase agreements                                               2,553                2,752
    Federal Home Loan Bank advances and other borrowings                                     20,844               27,157
    Other liabilities                                                                         4,444                6,278
                                                                                            -------              -------
        Total liabilities                                                                   508,141              507,677
                                                                                            -------              -------
STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at June 30, 2001 and December 31, 2000.                        4,800                4,800
    Additional paid-in capital                                                                  736                  610
    Retained earnings                                                                        43,835               42,353
    Accumulated other comprehensive income (loss)                                              (431)                (759)
    Treasury stock, at cost:  341,737 shares and 322,352 shares
        at June 30, 2001 and December 31, 2000, respectively.                                (4,559)              (3,992)
                                                                                            -------              -------
                Total stockholders' equity                                                   44,381               43,012
                                                                                            -------              -------
                Total liabilities and stockholders' equity                                 $552,522             $550,689
                                                                                            =======              =======


The accompanying notes are an integral part of these statements.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


(Dollars in thousands - except per share data)                              Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                           ---------------------             ------------------
                                                                           2001             2000             2001          2000
                                                                           ----             ----             ----          ----

INTEREST INCOME
    Loans, including fees                                                 $8,478           $7,989           $17,086       $15,635
    Investment securities                                                  1,324            1,791             2,748         3,670
    Federal funds sold                                                        84                9               151            37
    Deposits in Banks                                                          1                1                 4             2
                                                                           -----            -----            ------        ------
                Total interest income                                      9,887            9,790            19,989        19,344
                                                                           -----            -----            ------        ------
INTEREST EXPENSE
    Deposits                                                               3,752            3,711             7,725         7,267
    Securities sold under repurchase agreements                               23               29                58            65
    Federal Home Loan Bank advances and other borrowings                     339              362               702           698
                                                                           -----            -----            ------        ------
                Total interest expense                                     4,114            4,102             8,485         8,030
                                                                           -----            -----            ------        ------
                Net interest income                                        5,773            5,688            11,504        11,314

    Provision for loan losses                                                135              177               370           467
                                                                           -----            -----            ------        ------
                Net interest income after provision
                for possible loan losses                                   5,638            5,511            11,134        10,847
                                                                           -----            -----            ------        ------
NON-INTEREST INCOME
    Financial management services                                            741              786             1,478         1,571
    Service charges on deposit accounts                                      295              268               569           517
    Investment securities gains (losses), net                                 40                3                65           (40)
    Other                                                                    393              339               948           686
                                                                           -----            -----            ------        ------
                Total non-interest income                                  1,469            1,396             3,060         2,734
                                                                           -----            -----            ------        ------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                         3,038            2,691             5,958         5,322
    Net occupancy and  equipment                                           1,026              997             2,077         1,987
    FDIC deposit insurance                                                    22               23                43            45
    Bank shares tax                                                          119              106               244           213
    Professional Services                                                    257              309               585           578
    Other                                                                    849              731             1,645         1,389
                                                                           -----            -----            ------        ------
                Total non-interest expense                                 5,311            4,857            10,552         9,534
                                                                           -----            -----            ------        ------
                Income before income taxes and cumulative
                  effect of change in accounting for income taxes          1,796            2,050             3,642         4,047

INCOME TAXES                                                                 496              545               992         1,112
                                                                           -----            -----            ------        ------
                NET INCOME                                                $1,300           $1,505           $ 2,650       $ 2,935
                                                                           =====            =====            ======        ======
PER SHARE DATA
    Basic net income per common share                                     $ 0.30           $ 0.33           $  0.60       $  0.65
                                                                           =====            =====            ======        ======
    Diluted net income per common share                                   $ 0.30           $ 0.33           $  0.60       $  0.64
                                                                           =====            =====            ======        ======
    Dividends declared                                                    $0.130           $0.125           $ 0.260       $ 0.250
                                                                           =====            =====            ======        ======
Basic weighted average shares outstanding                              4,317,294        4,525,496         4,391,780     4,531,447
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            4,365,638        4,543,329         4,435,693     4,551,945
                                                                       =========        =========         =========     =========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT'S OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)
                                                                                                         Six Months Ended
                                                                                                        -------------------
                                                                                                              June 30,
                                                                                                        -------------------
(Dollars in thousands)                                                                                  2001           2000
----------------------                                                                                  ----           ----


Balance at January 1,                                                                                  $43,012          $38,182

    Net income to date                                                                                   2,650            2,935
    Cash dividends declared                                                                             (1,167)          (1,132)
    Net unrealized gain (loss) on securities available-for-sale                                            375               91
    Treasury stock transactions                                                                           (615)            (528)
    Paid in capital from treasury stock transactions                                                       126                1
                                                                                                        ------           ------
Balance at June 30,                                                                                    $44,381          $39,549
                                                                                                        ======           ======




























The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           (Unaudited)
                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                 ----------------------------
(Dollars in thousands)                                                                              2001               2000
                                                                                                 ---------          ---------

OPERATING ACTIVITIES
    Net Income                                                                                    $  2,650           $  2,935
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                   870                802
    Provision for loan losses                                                                          370                467
    Amortization of investment security premiums
           and accretion of discounts                                                                   70                 58
    Amortization of deferred fees on loans                                                              67                151
    Investment securities (gains) losses, net                                                          (65)                40
    Increase in other assets                                                                          (798)              (248)
    Increase in other liabilities                                                                   (1,834)              (335)
                                                                                                   -------            -------
           Net cash provided by operating activities                                                 1,330              3,870
                                                                                                   -------            -------
INVESTING ACTIVITIES
    Increase in loans                                                                               (9,183)           (24,389)
    Proceeds from sales of investment securities available-for-sale                                  9,624              4,644
    Proceeds from maturities of investment securities available-for-sale                            24,071              6,184
    Purchases of investment securities available-for-sale                                          (27,979)            (6,127)
    Purchase of premises and equipment, net                                                         (3,138)              (771)
                                                                                                   -------            -------
        Net cash used in investing activities                                                       (6,605)           (20,459)
                                                                                                   -------            -------
FINANCING ACTIVITIES
    Decrease in securities sold under repurchase agreements                                           (199)              (834)
    Increase in deposits                                                                             8,810             12,863
    (Decrease) Increase in Federal Home Loan Bank advances and other borrowings                     (6,313)             5,963
    Cash dividends                                                                                  (1,041)            (1,132)
    Treasury stock transactions                                                                       (441)              (476)
                                                                                                   -------            -------
           Net cash provided by financing activities                                                   816             16,384
                                                                                                   -------            -------
           NET DECREASE IN CASH AND CASH
                 EQUIVALENTS                                                                        (4,459)              (205)

Cash and cash equivalents at beginning of period                                                    37,973             32,257
                                                                                                   -------            -------
Cash and cash equivalents at end of period                                                        $ 33,514           $ 31,937
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

2. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three- and six-month periods ended June 30, 2001 was $(431) thousand and $329 thousand, compared to $82 thousand and $91 thousand in the same period last year. Total comprehensive income
           (which is the sum of net income and other comprehensive income mentioned above) for the three- and six-month periods ended June 30, 2001 was $869 thousand and $3.0 million, compared to $1.6 million and $3.0 million in the same period last year.

5. On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

6. On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.


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

         These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs and timing of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations;
(d) volatility in the Corporation's market area due to mergers of competing financial institutions may have unanticipated consequences, such as customer turnover; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may be adverse; including the effects of trade , monetary, and fiscal policies of the government and interest rate policies of the Federal Reserve system;(f) impact of changes in interest rates on customer behavior; (g) estimated changes in net interest income; (h) anticipated pressure on net yields; (i) the impact of changes in demographics on branch locations; and (i) technological changes. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

                          EARNINGS AND DIVIDEND SUMMARY

         Net income for the three-month period ended June 30, 2001 was $1.3 million, an decrease of 13.6% from $1.5 million for the same period in 2000. Net income for the six-month period ended June 30, 2001 was $2.7 million, a decrease of 9.7% from $2.9 million for the same period in 2000. Basic earnings per share was $0.30 and $0.60 for the three-and six-month periods ended June 30, 2001, respectively, compared to $0.33 and $0.65 for the same periods in 2000. Cash dividends declared during the second quarter of 2001 increased to $0.130 per share, a 4.0% increase compared to $0.125 per share in the second quarter of 2000. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                           June 30,
                                                                 -----------------------             -------------------
                                                                 2001               2000             2001           2000
                                                                 ----               ----             ----           ----


           SELECTED RATIOS
           Return on Average Assets                              0.95%              1.16%             0.98%         1.14%
           Return on Average Equity                             11.63%             15.46%            12.18%        15.21%
           Earnings Retained                                    55.08%             62.46%            55.96%        61.43%
           Dividend Payout Ratio                                44.92%             37.54%            44.04%        38.57%
           Book Value Per Share                                 $9.96              $8.76             $9.96         $8.76

The "Consolidated Average Balance Sheet" on pages 15 and 16 may assist the reader in understanding the following discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 2001 on a tax equivalent basis, was $5.8 million and $11.5 million, compared to $5.7 million and $11.3 million for the same periods in 2000, respectively. The increase in tax equivalent net interest income for both periods was the result of an increase in the average interest-earning assets and lower yields on interest-earning liabilities partially offset by a decrease in the yield on average interest-bearing assets.

         Average interest-earning assets increased approximately $27.1 million to $508.0 million during the second quarter of 2001 from $481.0 million in the same period last year. For the six months ended June 30, 2001, average interest-earning assets increased approximately $26.7 million to $505.1 million from $478.5 million in the same period last year. The increase in average interest-earning assets was the direct result of an increase in the average loans outstanding due to increased loan origination's stemming from steady loan demand, partially offset by a decrease in investment security balances.

         Net-yields on interest-earning  assets, on a tax equivalent basis, were
4.57 % and 4.59% for the three- and six-month periods ended June 30, 2001, respectively, compared to 4.78% for both periods ended June 30, 2000. The decrease in the average net-yield on interest-earning assets for the three-and six-month periods ended June 30, 2001 was primarily the result of a decrease in the average yield earned on interest bearing assets. The yield on interest-earning has been negatively impacted by the falling interest rate environment of the first and second quarters of 2001 and future declines will continue to put pressure on net-yield. The Corporation also anticipates that strong competition for new loan business and the cost of incremental deposit growth from other funding sources will put pressure on net-yield. Yields on interest-bearing liabilities decreased primarily due to the lowering of rates paid on deposit accounts as the Corporation reacted to external rate changes and tried to off-set the decrease in asset yields.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                  Three Months                        Six Months
         Yield On:                                               Ended June 30,                     Ended June 30,
         ---------                                            ------------------                  ------------------
                                                              2001          2000                   2001         2000
                                                              ----          ----                   ----         ----

Interest Earning Assets                                       7.81%         8.19%                 7.94%        8.14%
Interest Bearing Liabilities                                  4.04%         4.17%                 4.17%        4.10%
Net Interest Spread                                           3.77%         4.02%                 3.77%        4.04%
Contribution of Interest Free Funds                           0.80%         0.76%                 0.82%        0.74%
Net Yield on Interest Earning Assets                          4.57%         4.78%                 4.59%        4.78%

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

         Interest income on federal funds sold for the three- and six-month periods ended June 30, 2001, increased 833.3% and 308.1% to $84 thousand and $151 thousand, respectively, when compared to the same periods in 2000. The increase in interest income on federal funds is the direct result of a 1,280.0% and 376.0% increase in the average balance of federal funds sold for the three- and six- month periods ended June 30, 2001, respectively. Additionally, the interest income earned on federal funds sold was partially offset by a 204 and 78 basis point decrease (one basis point is equal to 1/100 of a percent) for the three- and six- month periods ended June 30, 2001, respectively.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 26.1 % to $1.3 million for the three-month period ended June 30, 2001, and decreased 25.1 % to $2.8 million for the six-month period ended June 30, 2001, respectively, when compared to the same periods in 2000. The decrease for the three-month period is primarily due to a decrease in average investment security balances of 18.9 %, and a 58 basis point decrease on rates earned on such investments. The decrease for the six-month period ended June 30, 2001 is the result of a 19.0% decrease in the average investment security balance and 50 basis point decrease in the yield earned compared to the same period last year. Decreases in average investment security balances are the result of periodic payments (securities paydowns) and normal maturities. These funds are being used to support loan growth.

                            INTEREST INCOME ON LOANS

         Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 5.8% and 8.9% to $8.5 million and $17.1 million for the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000, respectively. The increase in interest income for these periods is the direct result of a 10.9% and 11.7% increase in the average loans outstanding for the three- and six-month periods ended June 30, 2001, respectively. For the three- and six-month period ended June 30, 2001, loan interest income was partially offset by a 40 and 21 basis point decreases in rates earned on the portfolio as compared to last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest  expense on deposit  accounts  increased 1.1% and 6.3% for the three- and six-month periods ended June 30, 2001 to $3.8 million and $7.7 million, compared to the same periods in 2000. The increase for the three-month period ended June 30, 2001 is the result of an increase in average interest-bearing deposits of $4.3 million off-set by a 12 basis point decrease in the rates paid on interest-bearing deposits. The increase for the six-month period ended June 30, 2001 is the result of an increase in average interest-bearing deposits of $4.3 million and an 8 basis point increase in rates paid on interest-bearing deposits. The Corporation's effective rate on interest-bearing deposits decreased to 3.91% for the three-month period ended June 30, 2001 from 4.03% in 2000. The Corporations effective rate on interest bearing deposits increased to 4.05% from the six-month period June 30, 2001 from 3.97% in 2000.

         The recent falling interest rate environment has negatively impacted the interest income earned on the Corporation's loan portfolio and caused downward pressure on the Corporation's interest bearing deposits. Interest rate changes affect earnings on floating-rate loan portfolios in a relatively short time, and the impact on deposit interest expense is more gradual. The Corporation anticipates that the current falling rate environment will continue to put downward pressure on deposit rates in future time periods.

         Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be a strong factor. Despite this competition, the Corporation's deposit base continues to grow and is expected to continue to grow as we continue to open new branches and attract new customers with new products and services. Recent growth can be attributed primarily to our four new limited service retirement community branches located in Chester and Delaware counties. Our newest branch site in the Lionville area opened for business in late June. Two new sites are currently under construction and other sites are currently under review. By strategically planning new branch sites in growing areas of Chester County, the Corporation expects to expand its deposit core base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 20.7% and 10.8% to $23 thousand and $58 thousand for the three- and six-month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The decreases are primarily attributable to 28.5%, or a 147 basis point decrease, and 12.0%, or a 59 basis point decrease, on rates paid on such contracts, compared to the rates paid in the three- and six-month periods ended June 30, 2000, respectively.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings decreased 6.9% for the three-month period ended June 30, 2001. The decrease is a direct result of a $1.9 million or 8.3% decrease in borrowings for the three-month period ending June 30, 2001 when compared to the same period last year. Interest expense on borrowings increased $3 thousand 0.4% for the six month period ended June 30, 2001. The increase is a direct result of a 0.5% or 3 basis point increase on rates paid, partially offset by a 0.1% or $12.0 thousand decrease in average borrowing when compared

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

to the same period last year. During the three-and six-month periods deposit growth and cash flow for the Corporations investment portfolio funded loan growth enabling the Corporation to put less reliance on funds from other sources. Borrowings at any time may consist of one or more of the following:
FHLB Overnight or Term Advances and advances under line agreements with our correspondent banks.


                            PROVISION FOR LOAN LOSSES

         During the three- and six-month periods ended June 30, 2001, the Corporation recorded a $135 thousand and a $370 thousand provision for loan losses compared to a $177 thousand and a $467 thousand for the same periods in 2000. The decrease in the provision expense can be attributed to slower loan growth when compared to the same periods last year. The allowance for loan losses as a percentage of total loans was 1.61% at June 30, 2001, 1.73% at June 30, 2000 and 1.77% at December 31, 1999, respectively. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 5.2% to $1.5 million for the three-month period ended June 30, 2001 when compared to the same period in 2000. For the six- month period ended June 30, 2001, total non-interest income increased 11.9% to $3.1 million when compared to the same period in 2000. The primary component of non-interest income is Financial Management Services ("FMS") revenue, which decreased 5.7% and 5.9% to $741 thousand and $1.5 million for the three- and six-month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The market value of FMS assets under management custody grew $23.2 million or 5.4% from $433.3 million at June 30, 2000 to 456.5 million at June 30, 2001. While the overall value of FMS assets under management and custody grew from period to period, much of this growth was obtained from a few new account relationships, which were secured late in the first quarter and income from these assets may not be fully realized until future periods. FMS income is based primarily on the market value of the assets under management. Over the past several months the downturn in the financial markets devalued the portfolio and led to a lower than expected amount of fee income.

         Service charges on deposit accounts increased approximately 10.1% to $295 thousand for the three-months ended June 30, 2001 compared to $268 thousand for the same period in 2000. For the six-month period ended June 30, 2001, service charges on deposit accounts increased 10.1% to $569 thousand compared to $517 thousand for the same period in 2000. This increase can be attributed to the growth in the number and volume of deposit accounts for the current periods when compared with the same periods last year. With the introduction of the Bounce Protection(R) product in July, Management expects this component of non-interest income to continue to grow.

         Investment securities gains (losses) also contributed to the change in non-interest income. For the three-month period ended June 30, 2001, investment security gains (losses) increased $37 thousand from $3 thousand to $40 thousand, when compared to the same period in 2000. For the six-month period ended June 30, 2001, investment security gains (losses) increased $105 thousand from $(40) thousand to $65 thousand, when compared to the same period in 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Other non-interest income increased 15.9% to $393 thousand for the three-months ended June 30, 2001 compared to $339 thousand for the same period in 2000. For the six-month period ended June 30, 2001, other non-interest income increased 38.2% to $948 thousand compared to $686 thousand for the same period in 2000. The material factors include such items as an increase in ATM fees, gains on the sale of mortgage loans, and increased loan fee income.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and six-month periods ended June 30, 2001 increased 9.4% to $5.3 million and 10.7% to $10.6 million, compared to the same periods in 2000. The various components of non-interest expense changes are discussed below.

         Employee salaries and benefits increased 12.9% to $3.0 million and 12.0% to $6.0 million for the three-month and six-month periods ended June 30, 2001 compared to the same periods in 2000. Increased staff, annual employee raises, and a proportional increase in employee benefits are primarily responsible for the increase. Additional staff to work in our Lionville and New Garden Branches hired during the first half of 2001 contributed to this increase. At June 30, 2001, the Corporation employed 219 full time and 48 part time employees compared to 218 full time and 40 part time employees at June 30, 2000. The preparation for opening our Lionville and New Garden branches during the first half of 2001 also contributed to the increase.

         Net occupancy, equipment, and data processing expense increased 2.9% and 4.5% to $1.0 million and $2.1 million for the three- and six-month periods ended June 30, 2001, compared to the same periods last year, respectively. The increase is the direct result of increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure. Increases in the Corporation's facilities also contributed to the increase. See "Building Improvements and Technology Project" section for more detail.

         Total other non-interest expense increased 16.1% and 18.4 % to $849 thousand and $1.6 million for the three-month and six-month periods ended June 30, 2001 compared to the same periods in 2000. These increases can be attributed to increased advertising and marketing efforts to attract new customers and to promote our corporate image and the cost of opening our new branch sites.

         Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

         The Corporation is currently working on four new branch sites, one located in New Garden Township (business Route 1 south of Kennett Square) is planned to open on August 27, 2001. The other branch sites are in various stages of construction and development and are expected to be completed and opened within the next 6 to 18 months.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                              2001                                      2000
                                                     --------------------------------           -------------------------------
                                                     Daily                                      Daily
                                                     Average                                    Average
                                                     Balance       Interest      Rate           Balance     Interest       Rate
                                                     -------       --------      ----           -------     --------       ----

ASSETS
Federal funds sold                                   $   7,880      $    84     4.26%       $       571     $      9     6.30%
Interest bearing deposits in banks                         156            1     2.56%               169            2     4.73%
Investment securities

    Taxable                                             86,763        1,302     6.00%           106,973        1,761     6.58%
    Tax-exempt (1)                                       1,815           31     6.93%             2,279           43     7.55%
                                                       -------        -----                     -------        -----
        Total investment securities                     88,578        1,333     6.02%           109,252        1,804     6.60%
Loans (2)
    Taxable                                            408,944        8,437     8.25%           364,795        7,894     8.66%
    Tax-exempt (1)                                       2,480           60     9.60%             6,175          139     8.99%
                                                       -------        -----                     -------        -----
        Total loans                                    411,424        8,497     8.26%           370,970        8,033     8.66%
                                                       -------        -----                     -------        -----
        Total interest-earning assets                  508,038        9,915     7.81%           480,962        9,848     8.19%
Non-interest earning assets
    Allowance for loan losses                           (6,653)                                  (6,490)
    Cash and due from banks                             24,740                                   23,285
    Other assets                                        19,312                                   19,651
                                                       -------                                  -------
        Total assets                                  $545,437                                 $517,408
                                                       =======                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $236,297       $1,600     2.71%          $231,599       $1,823     3.15%
Certificates of deposits and other time                147,426        2,152     5.84%           136,380        1,888     5.54%
                                                       -------        -----                     -------        -----
   Total interest bearing deposits                     383,723        3,752     3.91%           367,979        3,711     4.03%
Securities sold under repurchase agreements              2,501           23     3.68%             2,252           29     5.15%
Federal Home Loan Bank advances and
      other borrowings                                  21,455          338     6.30%            23,388          363     6.21%
                                                       -------        -----                     -------        -----
   Total interest bearing liabilities                  407,679        4,113     4.04%           393,619        4,103     4.17%
                                                       -------        -----                     -------        -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits                87,279                                   80,094
    Other liabilities                                    5,775                                    4,763
                                                       -------                                  -------
        Total liabilities                              500,733                                  478,476
Stockholders' equity                                    44,704                                   38,932
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $545,437                                 $517,408
                                                       =======                                  =======
Net interest income                                                  $5,802                                   $5,745
                                                                      =====                                    =====
Net yield on interest earning assets                                            4.57%                                    4.78%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                              2001                                      2000
                                                       ------------------------------           -------------------------------
                                                       Daily                                    Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----


ASSETS
Federal funds sold                                    $  6,431      $   151      4.70%         $  1,351      $    37     5.48%
Interest bearing deposits in banks                         123            3      4.88%              109            2     3.67%
Investment securities
Taxable                                                 88,450        2,703      6.11%          109,219        3,614     6.62%
    Tax-exempt (1)                                       1,812           68      7.48%            2,272           86     7.56%
                                                       -------       ------                     -------       ------
        Total investment securities                     90,262        2,771      6.14%          111,491        3,700     6.64%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            405,068       16,979      8.38%          359,343       15,441     8.59%
    Tax-exempt (1)                                       3,248          161      9.94%            6,186          293     9.46%
                                                       -------       ------                     -------       ------
        Total loans                                    408,316       17,140      8.40%          365,529       15,734     8.61%
                                                       -------       ------                     -------       ------
        Total interest-earning assets                  505,132       20,065      7.94%          478,480       19,473     8.14%
Non-interest earning assets
    Allowance for loan losses                           (6,629)                                  (6,403)
    Cash and due from banks                             24,486                                   21,958
    Other assets                                        19,013                                   19,492
                                                       -------                                  -------
        Total assets                                  $542,002                                 $513,527
                                                       =======                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $234,448     $  3,382      2.89%         $228,233     $  3,531     3.09%
Certificates of deposits and other time                147,309        4,343      5.90%          137,864        3,736     5.42%
                                                       -------       ------                     -------       ------
Total interest bearing deposits                        381,757        7,725      4.05%          366,097        7,267     3.97%
Securities sold under repurchase agreements              2,693           58      4.31%            2,652           65     4.90%
Federal Home Loan Bank advances and
     other borrowings                                   22,621          701      6.20%           22,633          698     6.17%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  407,071        8,484      4.17%          391,382        8,030     4.10%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                84,629                                   77,854
    Other liabilities                                    6,022                                    5,572
                                                       -------                                  -------
        Total liabilities                              497,722                                  474,808
Stockholders' equity                                    44,280                                   38,719
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $542,002                                 $513,527
                                                       =======                                  =======
Net interest income                                                 $11,581                                  $11,443
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.59%                                   4.78%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                  INCOME TAXES

         Income tax expense for the three- and six-month periods ended June 30, 2001 was $496 thousand and $992 million, compared to $545 thousand and $1.1 million in the same periods last year. This represents effective tax rates of 27.6% and 27.2% for the three- and six-month periods ended June 30, 2001, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2000 were 26.6% and 27.5%, respectively.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                DEPOSIT ANALYSIS

(Dollars in thousands)                     June 30, 2001                    December 31, 2000           Average Balance
                                           -------------                    -----------------           ---------------
                                      Average         Effective        Average         Effective     Dollar     Percentage
DEPOSIT TYPE                          Balance            Yield          Balance          Yield       Variance    Variance
------------                          -------            -----          -------          -----       --------    --------

NOW Accounts                         $ 69,656           1.44%          $ 67,923          1.71%      $ 1,733       2.55%
Money Market                           22,786           2.76%            25,934          2.93%       -3,148     -12.14%
Statement Savings                      46,411           2.99%            48,514          3.04%       -2,103      -4.33%
Other Savings                           1,820           2.75%             2,092          2.72%         -272     -13.00%
CD's Less than $100,000               117,323           5.92%           112,287          5.69%        5,036       4.48%

Total Core Deposits                   257,996           3.88%           256,750          3.84%        1,246       0.49%

Non-Interest Bearing
Demand Deposit Accounts                84,629              -             80,415             -         4,214       5.24%

Total Core and Non-Interest
  Bearing Deposits                    342,625           2.92%           337,165          2.92%        5,460       1.62%

Tiered Savings                         93,775           3.94%            85,841          4.50%        7,934       9.24%
CD's Greater than $100,000             29,986           5.80%            27,457          5.80%        2,529       9.21%

Total Deposits                       $466,386           3.31%          $450,463          3.40%      $15,923       3.53%

         The Bank, as a member of the FHLB, maintains several credit facilities. As of June 30, 2001 the amount outstanding under the Bank's line of credit with the FHLB was $0. Additionally, the FHLB offers several other credit related product which are available to the bank. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $159.4 million. During the three- and six-month periods ending June 30, 2001, average FHLB advances were approximately $21.5 million and $22.6 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 6.30% and 6.20% respectively. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $165.2 million or 29.9% of total assets at June 30, 2001 compared with a negative $179.2 million or 33.7% of total assets at June 30, 2000. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 2001

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                  --------      ----------            -----         ---------        -----

ASSETS
    Federal funds sold                         $     12,000     $        --       $        --      $        --    $    12,000
    Investment securities                            22,983          37,855            27,636               --         88,474
    Interest bearing deposits in banks                   --              --                --              130            130
    Loans and leases                                148,835         235,684            31,412           (6,704)       409,227
    Cash and cash equivalents                            --              --                --           21,384         21,384
    Premises & equipment                                 --              --                --           11,832         11,832
    Other assets                                        136              --                --            9,339          9,475
                                                -----------      ----------        ----------       ----------     ----------
       Total assets                            $    183,954     $   273,539       $    59,048      $    35,981    $   552,522
                                                ===========      ==========        ==========       ==========     ==========
LIABILITIES AND CAPITAL
    Interest bearing deposits                  $    340,368     $    44,594       $     2,035      $        --    $   386,997
    Non-interest bearing deposit                         --              --                --           93,303         93,303
    Repurchase Agreements                             2,553              --                --               --          2,553
    FHLB advances and other
       borrowings                                     6,236          11,112             3,496               --         20,844
    Other liabilities                                    --              --                --            4,444          4,444
    Capital                                             --               --                --           44,381         44,381
                                                -----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    349,157     $    55,706       $     5,531      $   142,128    $   552,522
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $   (165,203)    $   217,833       $    53,571      $  (106,147)   $        --
                                                ===========      ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap                          $   (165,203)    $    52,630       $   106,147      $        --    $        --
                                                ===========      ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (29.9%)           9.5%             19.2%
                                                     ======            ===              ====

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                           Three Months                      Six Months
                                                                               Ended                           Ended
                                                                             June 30,                         June 30,
                                                                             --------                         --------
(Dollars in thousands)                                                 2001            2000            2001            2000
                                                                       ----            ----            ----            ----

Balance at beginning of period                                      $  6,612        $  6,412        $   6,609        $   6,261
                                                                     -------         -------         --------         --------
Provision charged to operating expense                                   135             177              370             467
                                                                     -------         -------         --------         --------
    Recoveries of loans previously charged-off                            92              32              129              75
    Loans charged-off                                                   (135)            (80)            (404)           (262)
                                                                     -------         -------         --------         --------
Net loans charged-off                                                    (43)            (48)            (275)           (187)

Balance at end of period                                            $  6,704        $  6,541         $  6,704         $  6,541
                                                                     =======         =======          =======          =======
Period-end loans outstanding                                        $415,931        $378,389         $415,931         $378,389
Average loans outstanding                                           $411,424        $370,970         $408,316         $365,529
Allowance for loan losses as a
  Percentage of period-end loans outstanding                           1.61%           1.73%            1.61%            1.73%

Net charge-offs to average loans
    Outstanding                                                        0.01%           0.01%            0.07%            0.05%

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         NON-PERFORMING LOANS AND ASSETS

                                                           June 30,               December 31,
                                                           --------               ------------
(Dollars in thousands)                           2001                2000             2000
----------------------                           ----                ----             ----

Past due over 90 days and still accruing        $3,902              $  426           $  134

Non-accrual loans                                1,869               1,659            1,364
                                                 -----               -----            -----
Total non-performing loans                       5,771               2,085            1,498

Other real estate owned                            727                 447              803

Total non-performing assets                     $6,498              $2,532           $2,301
                                                 =====               =====            =====
Non-performing loans as a percentage
   of total loans (gross)                        1.39%               0.55%            0.37%

Allowance for loan losses as a
   percentage of non-performing loans          116.17%             313.72%           441.2%

Allowance for loan losses as a
   percentage of total loans and other real
   estate owned                                  1.56%               0.67%            0.60%

Allowance for loan losses as a
   percentage of non-performing assets         103.17%             258.33%           287.2%

         The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at June 30, 2001. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. A significant portion of the increase in the total non-performing loans is the result of one loan that has become 90 days past due. The amount of this loan is approximately $3.5 million and is currently being restructured.

                                 LOAN IMPAIRMENT

         The bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         The balance of impaired loans was $1.4 million, $943 thousand, and $659 thousand at June 30, 2001, December 31, 2000, and June 30, 2000 respectively. The associated allowance for impaired loans was $215 thousand, $242 thousand and $301 thousand at June 30, 2001, December 31, 2000 and June 30, 2000 respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For the three-month and six-month period ended June 30, 2001, activity in the allowance for impaired loan losses include a provision of $0, write offs of $0 and $27 thousand, respectively, and recoveries of $6 thousand and $0, respectively. No interest income was recorded for both periods while contractual interest amounted to $29 thousand for the three-months ended June 30, 2001 and $55 thousand for the six-months ended June 30, 2001. Cash collected on loans for the three-month and six-month period ended June 30, 2001 was $3 thousand and $8 thousand, respectively, all of which was applied to principal.

         For the three-month and six-month period ended June 30, 2000, activity in the allowance for impaired loan losses include a provision of $0 for both periods, respectively, write offs of $2 thousand and $7 thousand, respectively, and recoveries of $3 thousand in each period. Interest income of $0 was recorded for both periods while contractual interest amounted to $15 thousand for the three-months ended June 30, 2000 and $32 thousand for the six-months ended June 30, 2000. Cash collected on loans for the three-month and six-month period ended June 30, 2000 was $29 thousand and $64 thousand, respectively, all of which was applied to principal.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

         In June, the Corporation opened its 13th branch, Lionville (Route 13 and Sheree Boulevard). In addition the Corporation is currently working on plans for several other new branch sites. Two of these sites, New Garden (business Route 1 south of Kennett Square) and Hershey's Mill, are expected to be completed and opened in the next 90 and 180 days, respectively. In August of 2001, the Corporation installed a company wide telecommunications system and upgraded their core system processor.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2001, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                       June 30,                       December 31,          "Well Capitalized"
CAPITAL RATIOS                             2001               2000                  2000                  Requirements
--------------                             ----               ----                  ----                  ------------

    Corporation
    -----------
Leverage Ratio                             8.29%              8.20%                 8.48%                    5.00%
Tier I Capital Ratio                      10.77%             10.82%                10.73%                    6.00%
Total Risk-Based Capital Ratio            12.03%             12.08%                11.98%                   10.00%

       Bank
       ----
Leverage Ratio                             8.01%              8.13%                 8.05%                    5.00%
Tier I Capital Ratio                      10.40%             10.72%                10.47%                    6.00%
Total Risk-Based Capital Ratio            11.66%             11.98%                11.73%                   10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2000 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2000 with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 24-38 of the Corporation's 2000 Annual Report for additional information.

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

      3(i). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

      10.    Material contracts.

(a) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, is incorporated herein by reference to the appendix to the Corporation's Proxy Statement for the 2000 Annual Meeting of Shareholders as filed with the SEC.

         27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

             A Form 8-K was filed with the SEC on May 18, 2001 reporting,  under
Item 5, the issuance of a press release regarding announcing its second quarter dividend.

             A Form 11-K was filed with the SEC on June 29, 2000 reporting, under Item 5, the issuance of its annual report of employee stock purchase.

             A Form 8-K was filed with the SEC on July 27, 2001 reporting, under item 5, the issuance of a press release announcing second quarter earnings.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION


                                                     Charles E. Swope


                                                     /s/ Charles E. Swope
                                                     President


DATE:  August 10, 2001


                                                     J. Duncan Smith


                                                     /s/ J. Duncan Smith
                                                     Treasurer
                                                     (Principal Accounting
                                                      and Financial Officer)