Form 10-Q
period 2001-09-30
FIRST CHESTER COUNTY CORP
filed 2001-11-14
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001, OR
                               ------------------

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


                                 (484)-881-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of November 1, 2001 was 4,421,826.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE

Part I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Consolidated Statements of Condition
                  September 30, 2001 and December 31, 2000                                                     3


                  Consolidated Statements of Income
                  Three- and Nine-Months Ended September 30, 2001 and 2000                                     4


                  Consolidated Statement of Changes in Stockholder's Equity                                    5


                  Consolidated Statements of Cash Flows
                  Nine-Months Ended September 30, 2001 and 2000                                                6


                  Notes to Consolidated Financial Statements                                                 7-8


         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations 9-23

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk 24



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                               25
                  Item 2 -   Changes in Securities                                                           25
                  Item 3 -   Defaults upon Senior Securities                                                 25
                  Item 4 -   Submission of Matters to a Vote of Security Holders                             25
                  Item 5 -   Other Information                                                               25
                  Item 6 -   Exhibits and Reports on Form 8-K                                                25

                  Signatures                                                                                 26


                                        2





                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION



(Dollars in thousands - except per share data)
                                                                                              (Unaudited)
                                                                                             September 30,         December 31,
                                                                                                 2001                  2000
ASSETS
    Cash and due from banks                                                                    $   24,424          $     30,311
    Federal funds sold                                                                              1,000                 7,500
    Interest bearing deposits in banks                                                                109                   162
                                                                                               ----------            ----------

           Total cash and cash equivalents                                                         25,533                37,973
                                                                                               ----------            ----------

    Investment securities held-to-maturity (market value of $868 at September
        30, 2001 and $4,535 December 31,
        2000)                                                                                         814                 1,183
                                                                                               ----------            ----------
    Investment securities available-for-sale at market value                                       84,697                93,012
                                                                                               ----------            ----------

    Loans                                                                                         434,549               406,889
    Less allowance for loan losses                                                                 (6,282)               (6,609)
                                                                                               ----------            ----------

           Net loans                                                                              428,267               400,280
                                                                                               ----------            ----------

    Premises and equipment, net                                                                    13,121                 9,564
    Other assets                                                                                    7,949                 8,677
                                                                                               ----------            ----------
           TOTAL ASSETS                                                                       $   560,381           $   550,689
                                                                                               ==========            ==========
LIABILITIES
    Deposits
        Non-interest bearing                                                                   $   89,468           $    89,137
        Interest-bearing (including certificates of deposit over $100 of
           $30,341 and $30,684 - June 30, 2001 and December 31, 2000,
              respectively)                                                                       386,843               382,353
                                                                                               ----------            ----------

           Total deposits                                                                         476,311               471,490

    Securities sold under repurchase agreements                                                     3,811                 2,752
    Federal Home Loan Bank advances and other borrowings                                           30,786                27,157
    Other liabilities                                                                               4,683                 6,278
                                                                                               ----------            ----------

           Total liabilities                                                                      515,591               507,677
                                                                                               ----------            ----------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;                                   4,800                 4,800
        Outstanding, 4,799,666 shares at September 30, 2001 and
        December 31, 2000.
    Additional paid-in capital                                                                        757                   610
    Retained earnings                                                                              43,361                42,353
    Accumulated other Comprehensive Income (Loss)                                                     955                  (759)
    Treasury stock, at cost: September 30, 2001 - 371,873 and
        December 31, 2000 - 322,352                                                                (5,083)               (3,992)
                                                                                               ----------           -----------

           Total stockholders' equity                                                              44,790                43,012
                                                                                               ----------           -----------

           Total liabilities and stockholders' equity                                          $  560,381           $   550,689
                                                                                                =========            ==========





The accompanying notes are an integral part of these statements.


               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                            Three Months Ended                   Nine Months Ended
                                                                             September 30,                       September 30,
                                                                         ---------------------------      --------------------------
                                                                          2001              2000              2001         2000
                                                                         -----              ----              ----         ----
INTEREST INCOME
    Loans, including fees                                                  8,203         $  8,317         $  25,288      $ 23,952
    Investment securities                                                  1,280            1,725             4,028         5,395
    Federal funds sold                                                        30                -               181            37
    Deposits in banks                                                          1                1                 5             4
                                                                        --------         --------          --------      --------

                Total interest income                                      9,514           10,043            29,502        29,388
                                                                        --------         --------          --------      --------

INTEREST EXPENSE
    Deposits                                                               3,501            3,964            11,226        11,232
    Securities sold under repurchase agreements                               22               35                80           100
    Federal Home Loan Bank advances and other borrowings                     259              423               961         1,120
                                                                        --------         --------          --------      --------

                Total interest expense                                     3,782            4,422            12,267        12,452
                                                                        --------         --------          --------      --------

                Net interest income                                        5,732            5,621            17,235        16,936

    Provision for loan losses                                              1,400              355             1,770           822
                                                                        --------         --------          --------      --------

                Net interest income after provision
                   for possible loan losses                                4,332            5,266            15,465        16,114
                                                                        --------         --------          --------      --------

NON-INTEREST INCOME
    Financial Management Services                                            735              718             2,213         2,290
    Service charges on deposit accounts                                      422              261               991           777
    Investment securities gains (losses), net                                 16                1                81           (40)
    Other                                                                    396              978             1,344         1,664
                                                                        --------         --------          --------      --------

                Total non-interest income                                  1,569            1,958             4,629         4,691
                                                                        --------         --------          --------      --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         3,013            2,827             8,971         8,149
    Net occupancy and equipment                                            1,120            1,004             3,193         2,991
    FDIC deposit insurance                                                    21               22                64            67
    Bank shares tax                                                          119              106               363           319
    Professional Services                                                    231              257               736           474
    Other                                                                  1,165              890             2,892         2,640
                                                                        --------         --------          --------      --------

                Total non-interest expense                                 5,669            5,106            16,219        14,640
                                                                        --------         --------          --------      --------

                Income before income taxes                                   232            2,118             3,875         6,165

INCOME TAXES                                                                 130              590             1,123         1,701
                                                                        --------         --------          --------      --------

                NET INCOME                                               $   102         $  1,528          $  2,752     $   4,464
                                                                        ========         ========          ========      ========

PER SHARE DATA
    Basic earnings per common share                                      $  0.02          $  0.34           $  0.62       $  0.98
                                                                          ======           ======            ======        ======
    Diluted earnings per common share                                    $  0.02          $  0.33           $  0.61       $  0.98
                                                                          ======           ======            ======        ======
    Dividends declared                                                   $  0.13          $  0.13           $  0.39       $  0.38
                                                                          ======           ======            ======        ======

Basic weighted average shares outstanding                              4,416,814        4,546,678         4,444,229     4,536,580
                                                                       =========        =========         =========     =========

Diluted weighted average shares outstanding                            4,468,294        4,563,990         4,495,091     4,556,024
                                                                       =========        =========         =========     =========


The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)


(Dollars in thousands)                                                                                 2001            2000
                                                                                                     -------          ------

Balance at January 1,                                                                              $  43,012         $  38,182

    Net income to date                                                                                 2,752             4,464
    Cash dividends declared                                                                           (1,744)           (1,718)
    Net unrealized gain (loss) on securities available-for-sale                                        1,714               829
    Treasury stock transactions                                                                          147                 1
    Paid in capital from treasury stock transactions                                                  (1,091)             (798)
                                                                                                     --------          --------

Balance at September 30,                                                                           $  44,790          $ 40,960
                                                                                                     =======           =======



The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                  Nine Months Ended
                                                                                                         September 30,
                                                                                               -------------------------------
(Dollars in thousands)                                                                             2001               2000
                                                                                               ----------           ---------


OPERATING ACTIVITIES
    Net Income                                                                                 $   2,752             $  4,464
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation                                                                                   1,323                1,362
    Provision for loan losses                                                                      1,770                  822
    Amortization of investment security premiums
        and accretion of discounts                                                                   252                   89
    Amortization of deferred fees on loans                                                           278                  145
    Investment securities (gains) losses, net                                                        (81)                  40
    Increase in other assets                                                                        (214)                (900)
    (Decrease) increase in other liabilities                                                      (1,595)                 425
                                                                                                 --------            --------
           Net cash provided by operating activities                                               4,486                6,447
                                                                                                 --------            --------

INVESTING ACTIVITIES
    Increase in loans                                                                            (30,035)             (38,193)
    Proceeds from sales of investment securities available-for-sale                               15,187                8,129
    Proceeds from maturities of investment securities available-for-sale                          26,101                8,269
    Proceeds from maturities of investment securities held-to-maturity                               -                  1,468
    Purchases of investment securities available-for-sale                                        (30,177)              (7,505)
    Purchase of premises and equipment, net                                                       (4,823)              (1,220)
                                                                                                 --------             --------

           Net cash used in investing activities                                                 (23,747)             (29,052)
                                                                                                 --------             --------

FINANCING ACTIVITIES
    Increase (decrease) in securities sold under repurchase agreements                             1,059                 (231)
    Increase in deposits                                                                           4,821                1,368
    Increase in Federal Home Loan Bank advances and other borrowings                               3,629               17,262
    Cash dividends                                                                                (1,744)              (1,718)
    Treasury stock transactions                                                                     (944)                (798)
                                                                                                 --------             --------

           Net cash provided by financing activities                                               6,821               15,883
                                                                                                 --------             --------

              NET INCREASE (DECREASE) IN CASH AND CASH
                   EQUIVALENTS                                                                   (12,440)              (6,722)

Cash and cash equivalents at beginning of period                                                  37,973               32,257
                                                                                                 --------             --------

Cash and cash equivalents at end of period                                                      $ 25,533            $  25,535
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

     2. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

     4. We have adopted SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three- and nine-month periods ended September 30, 2001 was $1.4 million and $1.7 million, compared to $738 thousand and $829 thousand in the same period last year. Total comprehensive income
          (which is the sum of net income and other comprehensive income mentioned above) for the three- and nine-month periods ended September 30, 2001 was $1.5 million and $4.5 million, compared to $2.3 million and $5.3 million in the same period last year.

     5. On June 29, 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2000 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2000 and early adoption is not permitted except for business combinations entered into after June 30, 2000. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     6. On July 6, 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three-month period ended September 30, 2001 was $102 thousand, a decrease of 93.3% from $1.5 million for the same period in 2000. Net income for the nine-month period ended September 30, 2001 was $2.8 million, a decrease of 38.4% from $4.5 million for the same period in 2000. The decrease in net income in both periods is primarily the direct result of an increase in the provision for loan losses as compared to the provision taken in 2000. This increase is primarily due to the write-downs and charge-offs of loans to three commercial loan borrowers who have had operating difficulties and/or have been impacted by the slowdown in the national and local economies. In addition to impacting earnings, the situation with these borrowers has also impacted loan delinquencies as the remaining balance of these loans were placed on non-accrual status. Despite the problems with these borrowers, the quality of the Bank's loan portfolio and the underwriting standards Management applies to loans in the portfolio remain strong. Other factors impacting 2001 earnings were the rapid interest rate decreases engineered by the Federal Reserve over the first 10 months of this year and the costs associated with the Bank's branch expansion program. These factors were partially offset by growth in earning assets and management's strategic innovation to offer additional services to the Bank's customers to increase non-interest income components.

     During the third quarter of 2001 there was no change in the cash dividends declared of $0.13 compared to the third quarter of 2000. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.




                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                   -------------------------         -----------------------
                                                                        2001       2000                2001         2000
                                                                        ----       ----                ----         ----

           PERFORMANCE RATIOS
           Return on Average Assets                                    0.07%       1.16%              0.67%         1.15%
           Return on Average Equity                                    0.90%      15.17%              8.19%        15.26%
           Earnings Retained                                        -464.71%      62.89%             36.66%        61.51%
           Dividend Payout Ratio                                     564.71%      37.11%             63.34%        38.49%
           Book Value Per Share                                    $  10.12      $ 9.12           $  10.12       $  9.12

The "Consolidated Average Balance Sheet" on pages 15 and 16 may assist the reader in following this discussion.

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 2001, on a tax equivalent basis, was $5.8 million and $17.3 million, compared to $5.7 million and $17.0 million for the same periods in 2000, respectively. The increase in tax equivalent net interest income for both periods was the result of an increase in the average interest-earning assets and lower yields paid on interest-earning liabilities partially off set by a decrease in the yield on average interest earning assets.

     Average interest-earning assets increased approximately $25.3 million to $515.5 million during the third quarter of 2001 from $490.3 million in the same period last year. For the nine months ended September 30, 2001, average interest-earning assets increased approximately $26.2 million to $508.6 million from $482.4 million in the same period last year. The increase in average interest-earning assets was the direct result of an increase in the average loans outstanding due to increased loan origination's stemming from steady loan demand, partially offset by a decrease in investment security balances.

     Net yields on interest-earning assets, on a tax equivalent basis, were 4.47% and 4.53% for the three- and nine-month periods ended September 30, 2001, respectively, compared to 4.63% and 4.69% for the same periods in 2000. The decrease in the average net-yield on interest-earning assets for the three- and nine-month periods ended September 30, 2001 was primarily the result of a decrease in the average yield earned on interest bearing assets. The yield on interest-earning has been negatively impacted by the falling interest rate environment of the first 10 months of 2001 and future declines will continue to put pressure on the net-yield. Another factor impacting the net-yield on interest-earning assets was the reversal of interest and fees associated with large loans placed on non-accrual during the quarter. The Corporation also anticipates that strong competition for new loan business and the cost of incremental deposit growth from other funding sources will put pressure on net-yield. Yields on interest-bearing liabilities decreased primarily due to the lowering of rates paid on deposit accounts as the Corporation reacted to external rate changes and tried to off-set the decrease in asset yields.


               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                               Three Months                 Nine Months
         Yield On:                                         Ended September 30,          Ended September 30,
         ---------                                         -------------------          -------------------
                                                           2001        2000               2001         2000
                                                           ----        ----               ----         ----
Interest Earning Assets                                    7.40%       8.24%              7.74%        8.13%
Interest Bearing Liabilities                               3.53%       4.41%              4.00%        4.21%
                                                           ----        ----               ----         ----
Net Interest Spread                                        3.87%       3.83%              3.74%        3.92%
Contribution of Interest Free Funds                        0.60%       0.80%              0.79%        0.77%
                                                           ----        ----               ----         ----
Net Yield on Interest Earning Assets                       4.47%       4.63%              4.53%        4.69%
                                                           ====        ====               ====         ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

     Interest income on federal funds sold for the three- and nine-month periods ended September 30, 2001, increased to $30 and $181 thousand from $0 and $37 thousand, respectively, when compared to the same periods in 2000. The increase in interest income on federal funds is the direct result of increases in the average balance of federal funds sold for the three- and nine-month period ended September 30, 2001, when compared to the same period in 2000, partially offset by a 108 basis point (one basis point is equal to one hundredth of one percent) decrease in the rates earned on federal funds sold.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased 25.7% to $1.3 million for the three-month period ended September 30, 2001, and decreased 25.3% to $4.1 million for the nine-month period ended September 30, 2001, respectively, when compared to the same periods in 2000. The decrease for the three-month period is primarily due to a decrease in average investment securities of 17.9%, and a 62 basis point decrease on rates earned on such investments. The decrease for the nine-month period ended September 30, 2001 is the result of a decrease in average investment securities of 18.7% and a 54 basis point decrease in the yield earned compared to the same period last year. Decreases in average investment securities are the result of periodic payments (securities paydowns) and normal maturities and sales. These funds are being used to support loan growth experienced throughout the year.

                            INTEREST INCOME ON LOANS

     Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 1.7% and increased 5.6%, to $8.2 million and $25.3 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease in the three-month period is a result of a 96 basis point decrease in rates earned on the portfolio compared to the same period last year, partially off-set by 10.6% or $40.8 million increase in the average loans outstanding. The increase in the nine-month period is the direct result of a 11.3% or $42.2 million increase in the average loans outstanding partially off-set by a 44 basis point decrease in rates earned on the portfolio compared to the same period last year. Interest income was also impacted by the reversal of interest and fees associated with loans placed on non-accrual during the quarter.

                          INTEREST EXPENSE ON DEPOSIT
                                    ACCOUNTS

     Interest expense on deposit accounts decreased 11.7% and 0.1% for the three- and nine-month periods ended September 30, 2001 to $3.5 million and $11.2 million, compared to the same periods in 2000. The decrease for the three-month period ended September 30, 2001 is a result of an 80 basis point decrease in rates paid on interest bearing deposits, off-set by a $31.8 million increase in the average interest bearing deposits. The decrease for the nine-month period ended September 30, 2001 is the result of a 16 basis point decrease in rates paid on interest bearing deposits, off-set by a $15.6 million increase in the average interest bearing deposits. The Corporation's effective rate on interest-bearing deposits decreased to 3.5% and 3.9% for the three- and nine-month periods ended September 30, 2001 from 4.3% and 4.1% for the same periods, respectively, in 2000.

     Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continue to be strong. Despite this competition, the Corporation's deposit base continues to grow and is expected to continue to grow as we continue to open new branches and attract new customers with new products and services. Recent growth can be attributed primarily to our four new limited service retirement community branches located in Chester and Delaware counties. Our newest branch sites in Lionville and Kennett Square opened for business in June and August, respectively. Other sites are currently under construction and other sites are currently under review. By strategically planning new branch sites in growing areas of Chester County, the Corporation expects to expand its deposit core base.



         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements decreased 37.1% and 23.9% to $22 thousand and $80 thousand for the three- and nine-month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The decreases are primarily attributable to 43.6%, or a 230 basis point decrease, and 23.9%, or a 120 basis point decrease, in rates paid on such contracts, compared to the rates paid in the three- and nine-month periods ended September 30, 2000, respectively.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on borrowings decreased 38.8% and 14.2% for the three- and nine-month periods ended September 30, 2001, respectively. The decrease is a direct result of a $4.9 million or 19.6% and a $1.7 million or 7.1% decrease in average borrowings for the three- and nine-month periods ending September 30, 2001 when compared to the same periods last year. A 161 basis point or 23.9% decrease and a 49 basis point or 7.7% decrease in rates paid on borrowings for the three- and nine-month periods ended September 30, 2001, respectively, also contributed to the decrease. Deposit growth and proceeds from securities transactions have decreased the need for borrowing through September 30, 2001.

                            PROVISION FOR LOAN LOSSES

     During the three- and nine-month periods ended September 30, 2001, the Corporation recorded a $1.4 million and a $1.8 million provision for loan losses compared to $355 thousand and $822 thousand for the same periods in 2000. The increased provision for loan losses was taken during the third quarter of 2001 to offset the loan write-downs and charge-offs of loans to three commercial borrowers who have had some operating difficulties and/or have been impacted by the slowdown in the national and local economies and to provide for the increase in delinquent loans. The increased provision can also be attributed to increased loan growth for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. The allowance for loan losses as a percentage of total loans was 1.45% at September 30, 2001, 1.62% at December 31, 2000 and 1.73% at September 30, 2000, respectively. Even though the level of the allowance as a percentage of total loans decreased, Management believes that the allowance for loan losses is adequate based on Management's current assessment of probable estimated losses. See the sections titled "Allowance For Loan Losses" and "Non-Performing Loans and Assets" for additional information.


                               NON-INTEREST INCOME

     Total non-interest income decreased 19.9% to $1.6 million for the three-month period ended September 30, 2001 when compared to the same period in 2000. For the nine- month period ended September 30, 2001, total non-interest income decreased 1.3% to $4.6 million when compared to the same period in 2000. The primary recurring component of non-interest income is Financial Management Services revenue, which increased 2.3% and decreased 3.4% to $735 thousand and $2.2 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increase in the three month period in Financial Management Services revenue is primarily the result of an increase in assets under management and custody. The market value of Financial Management Services assets under management and custody grew $10.5 million or 2.3% from $446.6 million at September 30, 2000 to $477.10 million at September 30, 2001. The increase in Financial Management Services revenue and growth in assets under management and custody is primarily the result of market appreciation and new account relationships acquired through marketing and business development efforts. The decrease in the nine-month period ended September 30, 2001 is primarily the result of the decrease in the value of assets under management due to the downturn in the financial markets.

     Service charges on deposit accounts increased approximately 61.7% to $422 thousand for the three-months ended September 30, 2001 compared to $261 thousand for the same period in 2000. For the nine-month period ended September 30, 2001, service charges on deposit accounts increased 27.5% to $991 thousand compared to $777 thousand for the same period in 2000. This increase can be attributed to the growth in the number and volume of deposit accounts for the current periods when compared with the same periods last year and the introduction of the Bounce Protection(R) product in July. Management expects this component of non-interest income to continue to grow.

     Investment securities gains also contributed to the change in non-interest income. For the three-month period ended September 30, 2001, gains on investment securities increased $15 thousand to $16 thousand, when compared to the same period in 2000. For the nine-month period ended September 30, 2001, investment security gains increased $121 thousand from a loss of $40 thousand to a gain of $81 thousand, when compared to the same period in 2000. The gains were taken as a result of security sales for liquidity purposes.

     Other non-interest income decreased 59.5% to $396 thousand for the three-months ended September 30, 2001 compared to $978 thousand for the same period in 2000. For the nine-month period ended September 30, 2001, other non-interest income decreased 19.2% to $1.3 million compared to $1.7 million for the same period in 2000. This decrease is the direct result of gains on the sale of fixed assets that occurred in 2000, which were not present in 2001.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three- and nine-month periods ended September 30, 2001 increased 11.0% to $5.7 million and $10.8% to $16.2 million, compared to the same periods in 2000. The various components of non-interest expense changes are discussed below.

     Employee salaries and benefits increased 6.6% to $3.0 million and 10.1% to $9.0 million for the three-month and nine-month periods ended September 30, 2001 compared to the same periods in 2000. Increased personnel hired to staff our two new branches as well as additional back office support staff, annual employee raises, and a proportional increase in the cost of employee benefits are primarily responsible for the increase.

     Net occupancy, equipment, and data processing expense increased 11.6% and 6.8% to $1.1 million and $3.2 million for the three- and nine-month periods ended September 30, 2001, compared to the same periods last year, respectively. The increase is the direct result of costs associated with management's branch expansion program. Also, increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure contributed to the increase.

     Total other non-interest expense increased 30.9% and 9.6% to $1.2 million and $2.9 million for the three-month and nine-month periods ended September 30, 2001 compared to the same periods in 2000. These increases can be attributed to increased advertising and marketing efforts to attract new customers and to promote our corporate image and the cost of opening our new branch sites.

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

         The Corporation is currently working on several new branch sites. Two of these sites have opened in 2001, Lionville and New Garden. A third site, Hershey's Mill, is expected to open by the end of the year. On a ongoing basis the Bank continually explores potential branch sites . Also contributing to this increase is an increase in our operating expenses as a result of the opening of our new branches.



                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                               2001                                      2000
                                                     ----------------------------------     -------------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----

ASSETS
Federal funds sold                                      $3,549          $30      3.38%        $       -     $      -          -
Interest bearing deposits in banks                         141            1      2.84%              213            1       1.88%
Investment securities
    Taxable                                             85,491        1,258      5.89%          104,078        1,696       6.52%
    Tax-exempt (1)                                       1,822           32      6.96%            2,292           41       7.22%
                                                      --------     --------                    --------     --------
        Total investment securities                     87,313        1,290      5.91%          106,370        1,737       6.53%
                                                      --------     --------                    --------     --------
Loans (2)
    Taxable                                            422,143        8,164      7.74%          377,614        8,224       8.71%
    Tax-exempt (1)                                       2,391           57      9.52%            6,077          136       8.93%
                                                      --------     --------                    --------     --------
        Total loans                                    424,534        8,221      7.75%          383,691        8,360       8.71%
                                                      --------     --------                    --------     --------
        Total interest earning assets                  515,537        9,542      7.40%          490,274       10,098       8.24%
Non-interest earning assets
    Allowance for possible loan losses                  (6,724)                                  (6,612)
    Cash and due from banks                             21,574                                   25,693
    Other assets                                        21,159                                   19,301
                                                      --------                                 --------
        Total assets                                 $ 551,546                                $ 528,656
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $242,516       $1,437      2.37%         $233,431       $1,895     3.25%
Certificates of deposits and other time                162,892        2,064      5.07%          140,138        2,069     5.91%
                                                      --------     --------                     -------     --------
   Total interest bearing deposits                     405,408        3,501      3.45%          373,569        3,964     4.25%
Securities sold under repurchase agreements             $2,957          $22      2.98%            2,652           35     5.28%
Federal Home Loan Bank advances and
   other borrowings                                     20,228          259      5.12%           25,154          423     6.73%
                                                      --------     --------                    --------     --------
   Total interest bearing liabilities                  428,593        3,782      3.53%          401,375        4,423     4.41%
                                                      --------     --------                    --------     --------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                72,259                                   81,348
    Other liabilities                                    5,492                                    5,647
                                                      --------                                 --------
        Total liabilities                              506,344                                  488,370
Stockholders' equity                                    45,202                                   40,286
                                                      --------                                 --------

        Total liabilities and stockholders' equity   $ 551,546                                $ 528,656
                                                      ========                                 ========

Net interest income                                                 $ 5,760                                  $ 5,675
                                                                      =====                                    =====

Net yield on interest earning assets                                             4.47%                                   4.63%
                                                                                 ====                                    ====



(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2001 and 2000.
(2) Non-accruing loans are included in the average balance.



                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                                 2001                                  2000
                                                     ----------------------------------------  ------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                     -------     --------      ----           -------     --------       ----
ASSETS
Federal funds sold                                   $   5,460      $   181      4.42%        $     897   $       37      5.50%
Interest bearing deposits in banks                         129            5      5.17%              144            4      3.70%
Investment securities
    Taxable                                             87,453        3,961      6.04%          107,492        5,309      6.59%
    Tax-exempt (1)                                       1,815          101      7.42%            2,279          130      7.58%
                                                      --------     --------                    --------     --------
        Total investment securities                     89,268        4,062      6.07%          109,771        5,439      6.61%
                                                      --------     --------                    --------     --------
Loans (2)
    Taxable                                            410,821       25,068      8.14%          365,480       23,518      8.58%
    Tax-exempt (1)                                       2,961          220      9.92%            6,147          434      9.42%
                                                      --------     --------                    --------     --------
        Total loans                                    413,782       25,288      8.15%          371,627       23,952      8.59%
                                                      --------     --------                    --------     --------
Total Interest Earning Assets                          508,639       29,536      7.74%          482,439       29,431      8.13%
Non-interest earning assets
    Allowance for possible loan losses                  (6,661)                                  (6,261)
    Cash and due from banks                             23,504                                   19,672
    Other assets                                        19,736                                   22,757
                                                      --------                                 --------
        Total assets                                 $ 545,218                                $ 518,607
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $237,167       $4,820      2.71%         $229,978       $5,426     3.15%
Certificates of deposits and other time                147,010        6,406      5.81%          138,628        5,806     5.58%
                                                      --------     --------                    --------     --------
   Total interest bearing deposits                     384,177       11,226      3.90%          368,606       11,232     4.06%
Securities sold under repurchase agreements              2,782           80      3.83%            2,652          100     5.03%
Federal Home Loan Bank advances and
   other borrowings                                     21,815          961      5.87%           23,480        1,120     6.36%
                                                      --------     --------                    --------     --------
   Total interest bearing liabilities                  408,774       12,267      4.00%          394,738       12,452     4.21%
                                                      --------     --------                    --------     --------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                86,010                                   79,027
    Other liabilities                                    5,843                                    5,597
                                                      --------                                 --------
        Total liabilities                              500,627                                  479,362
Stockholders' equity                                    44,791                                   39,245
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 545,218                                $ 518,607
                                                      ========                                 ========
Net interest income                                                $ 17,269                                $ 16,979
                                                                    =======                                ========
Net yield on interest earning assets                                             4.53%                                   4.69%
                                                                                 =====                                   ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2001 and 2000.
(2) Non-accruing loans are included in the average balance.

                                  INCOME TAXES

     Income tax expense for the three- and nine-month periods ended September 30, 2001 was $130 thousand and $1.1 million, compared to $590 thousand and $1.7 million in the same periods last year. This represents effective tax rates of 56.0% and 28.9% for the three- and nine-month periods ended September 30, 2001, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2000 was 27.9% and 27.6%, respectively.


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

                                DEPOSIT ANALYSIS

                                                     (Annualized)
(Dollars in thousands)                           September 30, 2001           December 31, 2000               Average Balance
                                               --------------------           -------------------        -------------------------
                                               Average       Effective      Average       Effective        Dollar      Percentage
                                               Balance          Yield       Balance          Yield       Variance       Variance
                                               -------       ----------     -------       ----------     --------      -----------

NOW Accounts                                  $ 70,791           1.32%    $  67,923          1.71%       $ 2,868          4.22%
Money Market                                    22,371           2.60        25,934          2.93         (3,563)       (13.74)
Statement Savings                               46,799           2.80        48,514          3.04         (1,715)        (3.54)
Other Savings                                    1,870           2.57         2,092          2.72           (222)       (10.61)
CD's Less than $100,000                        117,303           5.86       112,287          5.69         (5,016)        (4.47)
                                              --------                     --------                     --------

Total Core Deposits                            259,134           3.76       256,750          3.84          2,384          0.93

Non-Interest bearing
  Demand Deposit Accounts                       86,010            --         80,415            --          5,595          6.96
                                              --------                     --------                     --------

Total Core and Non-Interest
  Bearing Deposits                             345,144           2.83       337,165          2.92          7,979          2.37
                                              --------                     --------                     --------

Tiered Savings                                  95,336           3.72        85,841          4.50          9,495         11.06
CD's Greater than $100,000                      29,707           5.61        27,457          5.80          2,250          8.19
                                              --------                     --------                     --------

Total Deposits                               $ 470,187           3.18    $  450,463          3.40      $  19,724          4.38
                                              ========                     ========                     ========

         The Bank, as a member of the FHLB, maintains several credit facilities. As of September 30, 2001 the amount outstanding under the Bank's line of credit with the FHLB was $ -0-. Additionally, the FHLB offers several other credit related products which are available to the bank. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $ 159.4 million. During the three- and nine-month periods ending September 30, 2001, average FHLB advances were approximately $20.2 million and $21.8 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 5.12% and 5.87% respectively. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $190.4 million or 34.0% of total assets at September 30, 2001, compared with negative $180.6 million or 33.8% at September 30, 2000, respectively. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of bank operations with the intention of maintaining a stable net interest margin.



                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 2001

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive           Total
ASSETS
    Federal funds sold                         $      1,000     $        --       $        --      $        --    $     1,000
    Investment securities                            25,620          38,423            21,468               --         85,511
    Interest bearing deposits in banks                  109              --                --               --            109
    Loans and leases                                153,312         247,822            33,415           (6,282)       428,267
    Cash and cash equivalents                            --              --                --           24,424         24,424
    Premises & equipment                                 --              --                --           13,121         13,121
    Other assets                                          5              --                --            7,944          7,949
                                                  ---------       ---------         ---------        ---------     ----------
       Total assets                             $   180,046     $   286,245       $    54,883       $   39,207    $   560,381
                                                  =========       =========         =========        =========     ==========

LIABILITIES AND CAPITAL
    Non-interest bearing deposit               $         --     $        --       $        --      $    89,468    $    89,468
    Interest bearing deposits                       351,419          35,424                --               --        386,843
    Borrowed funds                                    3,811              --                --               --          3,811
    FHLB Term Advance                                15,241          11,134             4,411               --         30,786
    Other liabilities                                    --              --                --            4,683          4,683
    Capital                                             --               --                --           44,790         44,790
                                                -----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    370,471     $    46,558       $     4,411      $   138,941    $   560,381
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (190,425)     $   239,687       $    50,472      $  (99,734)    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap                          $  (190,425)     $    49,262       $    99,734      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (34.0%)          8.8%              17.8%
                                                ===========      ==========         ==========

                            ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on Management's evaluations of the collectibility of loans in the portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers ability to pay. As described in the section titled "Provision for Loan Losses," the provision for loan losses taken during the third quarter of 2001 was $1.1 million greater than the provision taken during the same period of 2000. The increased provision was taken due to the write-down and charge-off of certain commercial loans.


          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                       Three Months                        Nine Months
                                                                           Ended                               Ended
                                                                       September 30,                        September 30,
(Dollars in thousands)                                            2001              2000              2001                2000
                                                                  ----              ----              ----                ----


Balance at beginning of period                                   $  6,704        $  6,541           $ 6,609             $ 6,261
                                                                  -------         -------            ------              ------
Provision charged to operating expense                              1,400             355             1,770                 822
                                                                  -------         -------            ------              ------
    Recoveries of loans previously charged-off                         18              25               147                 100
    Loans charged-off                                              (1,840)           (155)           (2,244)               (417)
                                                                  -------         -------            ------              ------
Net loans charged-off                                              (1,822)           (130)           (2,097)               (317)
                                                                  -------         -------            ------              ------
Balance at end of period                                          $ 6,282        $  6,766           $ 6,282             $ 6,766
                                                                  =======         =======            ======              ======

Period-end loans outstanding                                    $ 434,549       $ 392,070         $ 434,549           $ 392,070

Average loans outstanding                                       $ 424,534       $ 383,691         $ 413,782           $ 371,627

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                      1.45%           1.73%              1.45%              1.73%

Ratio of net charge-offs to average loans
    outstanding (annualized)                                        0.43%           0.03%              0.51%              0.09%

                         NON-PERFORMING LOANS AND ASSETS


     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in teh process of collection. The following chart represents detailed information regarding non-performing loans:



                                                                             September 30,                     December 31,

Dollars in thousands)                                                    2001              2000                      2000
                                                                        -----              ----                      ----

Past due over 90 days and still accruing                                 $ 58            $  346                   $   134

Non-accrual loans                                                       9,092             1,784                     1,364
                                                                        -----             -----                     -----
Total non-performing loans                                              9,150             2,130                     1,498

Other real estate owned                                                   727               385                       803
                                                                        -----             -----                     -----

Total non-performing assets                                          $  9,877          $  2,515                  $  2,301
                                                                        =====             =====                     =====

Non-performing loans as a percentage
     of total loans                                                     2.11%             0.54%                     0.37%

Allowance for possible loan losses as a
   percentage of non-performing loans                                  68.66%           317.65%                    441.2%

Non-performing assets as a percentage
   of total loans and other real estate owned                           2.27%             0.64%                     0.60%

Allowance for possible loan losses as a
  percentage of non-performing assets                                  63.60%           269.03%                    287.2%

         Even though the above ratios indicate the allowance for loan losses as a percentage of non-performing loans does not exceed the principal balances of all non-performing loans at September 30, 2001, management feels that the allowance for loan losses is adequate based on Management's current assessment of probable estimated losses. Other Real Estate Owned ("OREO") represents residential and commercial real estate owned by the Bank following default by borrowers and has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

         The increase in total non-performing loans, specifically non-accruals, is the direct result of Management's decision to place on non-accrual status a few commercial borrowers who have had some operating difficulties and/or have been impacted by the slowdown in the national and local economies. With the associated write-down of these loans, management estimates that the remaining loan balances are well secured and there is little exposure to additional losses on these loans. In addition, as of the date this report was filed, of the $9.2 million of the non-performing loans at September 30, 2001, loans of $3.5 million related to one project are expected to be restructured within the next 180 days.


                                 LOAN IMPAIRMENT

         The bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         The balance of impaired loans was $ 8.6 thousand, $943 thousand, and $1,167 thousand at September 30, 2001, December 31, 2000, and September 30, 2000 respectively. The associated allowance for impaired loans was $865 thousand, $242 thousand $287 thousand at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

         For the three-month and nine-month period ended September 30, 2001, activity in the allowance for impaired loan losses include a provision of $680 thousand, write off's of $30 thousand and $57 thousand, respectively, and recoveries of $0 and $0 thousand, respectively. Contractual interest amounted to $99 for the three-months ended September 30, 2001 and $154 thousand for the nine-months ended September 30, 2001. Cash collected on loans for the three-month and nine-month period ended September 30, 2001 was $57 and $65 thousand, respectively, all of which $57 thousand and $65 thousand was applied to principal and interest income of $0 was recorded. For the three-month and nine-month period ended September 30, 2000, activity in the allowance for impaired loan losses include a provision of $0, write off's of $15 thousand and $22 thousand, respectively, and recoveries of $1 and $4 thousand, respectively. Contractual interest amounted to $22 for the three-months ended September 30, 2000 and $54 thousand for the nine-months ended September 30, 2000. Cash collected on loans for the three-month and nine-month period ended September 30, 2000 was $17 and $81 thousand, respectively, all of which $13 thousand and $77 thousand was applied to principal and interest income of $4 was recorded.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

     In August, the Corporation opened its 14th branch, New Garden (business Route 1 south of Kennett Square). In addition the Corporation is currently working on plans for several other new branch sites. One of these sites, Hershey's Mill is expected to be completed and opened in the next 90. In July of 2001, the Corporation opened its 13th branch, Lionville (Route 13 and Sheree Boulevard). The bank continually explores new branch opportunties.

         In  August  of  2001,   the   Corporation   installed  a  company  wide
telecommunications system and upgraded their core system processor. In addition, the Bank is currently installing a new check imaging system.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2001, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.



RISK-BASED                                 September 30,                   December 31,             "Well Capitalized"
                                    -------------------------              ------------
CAPITAL RATIOS                             2001               2000              2000                    Requirements
--------------                             ----               ----              ----                --------------------
Corporation
-----------

Leverage Ratio                             7.74%              8.14%            8.48%                       5.00%
Tier I Capital Ratio                      10.06%             10.75%           10.73%                       6.00%
Total Risk-Based Capital Ratio            11.33%             12.00%           11.98%                      10.00%

Bank
Leverage Ratio                             7.66%              8.13%            8.05%                       5.00%
Tier I Capital Ratio                       9.81%             10.72%           10.47%                       6.00%
Total Risk-Based Capital Ratio            11.06%             11.98%           11.73%                      10.00%

         The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2000 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2000, with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 24-38 of the Corporation's 2000 Annual Report for this assessment.

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

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)       Exhibits

                            The following is a list of exhibits incorporated by
reference into this report:

         3(i). Articles of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein ------------------------- by reference to Exhibit 3(i) to the
                  Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         27.      Financial Data Schedule.
                  -----------------------

                  (b)       Reports on Form 8-K

                            A Form 8-K was filed with the SEC on July 26, 2001
reporting, under item 5, the issuance of a press release announcing the third quarter dividend.

                            A Form 8-K was filed with the SEC on October 31,
2001 reporting, under item 5, the issuance of a press release announcing second quarter earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as amended.



                        FIRST CHESTER COUNTY CORPORATION


                                Charles E. Swope


                                ----------------
                              /s/ Charles E. Swope
                                    President


DATE: November 14, 2001


                                 J. Duncan Smith


                                ----------------
                               /s/ J. Duncan Smith
                                    Treasurer
                              (Principal Accounting
                             and Financial Officer)

                                November 14, 2001
                                 VIA: EDGARLINK

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria,  VA   22312

                        FIRST CHESTER COUNTY CORPORATION
                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.



                                Very truly yours,


                           J. Duncan Smith, Treasurer
                              (Principal Accounting
                             and Financial Officer)
JDS/tbm
Enclosures

cc:      John A. Featherman, III, Esquire, MacElree, Harvey, Gallagher, and Featherman, Ltd., West Chester, PA

         Patricia A. Gritzan, Esquire, Saul, Ewing, Remick and Saul LLP, Philadelphia,  PA

         Barry M. Pelagatti, CPA, Grant Thornton LLP, Philadelphia, PA

         Joseph T.McGough, VP, First Union Bank, Philadelphia, PA

         James L. Bradshaw, VP, Sun Trust, Atlanta, GA

         James Shilling, VP, Kish Bank, Belleville, PA