Form 10-K
period 2001-12-31
FIRST CHESTER COUNTY CORP
filed 2002-03-29
CIK 744126

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-12870
                    -------

                        FIRST CHESTER COUNTY CORPORATION
                 (Exact name of Registrant as specified in its charter)

           Pennsylvania                                           23-2288763
    -----------------------                                 --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

           9 North High Street, West Chester, Pennsylvania         19380
        ------------------------------------------------------------------------
                     (Address of principal executive offices)
           Registrant's telephone number, including area code (484) 881-4000
                                                               ---------------
                Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
              Title of Each Class                          on Which Registered
             -------------------                         -----------------------
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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 1, 2002, was approximately $46,278,614.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 2001, was 4,424,833.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Parts I and II hereof. Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

                                     PART I
                                    --------
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

GENERAL

     The Corporation is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First
National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1994 for the purpose of holding the Bank's interest's in and operating foreclosed real property until liquidation of such properties. The Bank has two wholly-owned subsidiaries, FNB Insurance Services, LLC, trading as, First National Wealth Advisory Services, and FNB Properties, LLC. First National Wealth Advisory Services offers insurance, full service brokerage, financial planning and mutual fund services through this subsidiary. FNB Properties, LLC acts as property manager for the properties where the Bank's Lionville and New Garden branches are located. On August 5, 2000, First Chester County Corporation became a financial holding company pursuant to the Grahm-Leach-Bliley Act of 1999.

BUSINESS OF THE BANK

     The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through fifteen banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates twenty-one limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2001, the Bank had total assets of approximately $584 million, total loans of approximately $448 million, total deposits of approximately $499 million and employed 279 persons, of which 221 were full-time and 58 were part-time.

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

     The Bank's Financial Management Services Department provides a broad range of personal trust services. It administers and provides investment management services for estates, trusts, agency accounts and employee benefit plans. At December 31, 2001, the Bank's Financial Management Services Department administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $497 million. For the year ended December 31, 2001, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $2.9 million.


COMPETITION


     The Bank's service area consists primarily of greater Chester County, including West Chester and Kennett Square, as well as the western fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from community banks, thrift institutions and other non-bank financial organizations. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in our market, which are substantially larger and have greater financial resources than the Bank. There are branches of many commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $30 million. The Bank had total assets of approximately $584 million as of December 31, 2001.

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

BUSINESS OF TURKS HEAD PROPERTIES INC.

     Turks Head Properties, Inc. was formed in 1994 to hold the Bank's interest in a Partnership which was formed to facilitate the acquisition, necessary repairs, required environmental remediation and other actions necessary to sell real property acquired by the bank through foreclosure. As of December 31, 2001, one property was held in Turks Head Properties as a result of 2001 activity. Turks Head Properties, Inc. may be used in the future to hold and administer the Bank's interests in foreclosed real properties.

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

The Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2001. The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank is currently waiting for its rating from its 2001 exam.

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

     The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2002, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $14.7 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2001, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law). Dividends declared in 2001 were $2.2 million

     If, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such regulatory authority may require such bank or bank holding company to cease and desist from such practice, or to limit dividends in the future. Finally, the several regulatory authorities described herein, may from time to time, establish guidelines, issue policy statements and adopt regulations with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which the Corporation and the Bank may pay.

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

     A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2001, 2000 and 1999, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."


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


     In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The BIF FICO assessment ranged from 1.760 and 1.820 basis points per $100 in deposits for 2001. For 2001, the Bank's assessment for BIF FICO was $86 thousand.


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

     The Corporation meets the qualifications set forth under the Act to elect to become a financial holding company, and the Bank, as a national bank, is authorized by the Act to use "financial subsidiaries" to engage in financial activities, subject to the limitations imposed by the Act. On August 5, 2001, the Bank became a financial holding company pursuant to the Act. During 2000, First National Wealth Advisory Services was formed as a wholly-owned subsidiary of the Bank for the purpose of offering insurance, full service brokerage, financial planning and mutual fund services. First National Wealth Advisory Services has elected to become a financial subsidiary under the Act.

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

     In addition, as described above, under the Bank Holding Company Act, the Federal Reserve Board must give its prior approval of any transaction pursuant to which any person or persons may acquire 25 percent (five percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as the Corporation, or otherwise obtaining control or a "controlling influence" over that bank holding company. See this Item, " Bank Holding Company Act".

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

ACCOUNTING PRONOUNCEMENTS

Please refer to the Corporation's 2001 annual report pages 43-45.

STATISTICAL DISCLOSURES

     The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 2001 Annual Report to Shareholders, incorporated herein by reference.


ANALYSIS FOR LOAN LOSS UPDATE

     In its 2001 annual report the Corporation reported total loan write-downs and charge offs of $3.4 million and total non-performing loans of $7.8 million. As of the date of this report $205 thousand of the 2001 charge-offs have been recovered and a significant loan relationship, which accounts for a material portion of the non-performing loans, has been restructured. Management is currently evaluating the details of this restructuring agreement in conjunction with the regulatory environment to determine when this loan can be restored to performing status.

                               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                               RATE VOLUME ANALYSIS (1)


                                                          Increase (decrease) in net interest income due to:
                                        ----------------------------------------------------------------------------------------
                                        Volume (2)    Rate (2)       Total          Volume (2)  Rate (2)  Total
                                        ------        ----           -----          ------      ----      -----
(Dollars in thousands)                         2001 Compared to 2000                    2000 Compared to 1999
                                        ------------------------------------        -----------------------------

INTEREST INCOME
Federal funds sold                      $   396     $   (185)     $   211          $   (76)    $     (7)   $  (69)
Interest bearing deposits in banks            1            -            1                -            1         1
                                        -------      -------      -------          -------      -------   -------
       Total Interest Income                397         (185)         212              (76)          (8)      (68)
Investment securities
   Taxable                               (1,340)        (554)      (1,894)            (575)         347      (228)
   Tax-exempt(3)                            (29)           3          (26)               4           (4)        -
                                        -------      -------      -------          -------      -------   -------
       Total investment securities       (1,369)        (551)      (1,920)            (571)         343      (228)

Loans
   Taxable                                3,905       (2,886)       1,019            3,865        1,110     4,975
   Tax-exempt(3)                           (296)          25         (271)              14          (36)      (22)
                                        -------      -------      -------          -------      -------   -------
       Total loans(4)                     3,609       (2,861)         748            3,879        1,074     4,953
                                        -------      -------      -------          -------      -------   -------
Total interest income                     2,637       (3,597)        (960)           3,232        1,425     4,657
                                        -------      -------      -------          -------      -------   -------

INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 308       (1,759)      (1,451)             744          555     1,299
Certificates of deposits and other time     415          (86)         329             (394)         524       130
                                        -------      -------      -------          -------      -------   -------
   Total interest bearing deposits          723       (1,845)      (1,122)             350        1,079     1,429
Securities sold under repurchase
   Agreements                                14          (55)         (41)              (2)          29        27
Other borrowings                             22         (256)        (234)             880          104       984
                                        -------      -------      -------          -------      -------   -------

Total Interest expense                      759       (2,156)     $(1,397)           1,228        1,213   $ 2,440
                                        -------      -------      -------          -------      -------   -------

Net Interest income                    $  1,878     $ (1,441)    $    437         $  2,004     $    215   $ 2,217
                                        =======      =======      =======          =======      =======   =======

NOTES:

(1) The related average balance sheets can be found on page 29 of the Corporation's 2001 Annual Report to Shareholders.

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


                        FIRST CHESTER COUNTY CORPORATION
                       LOAN PORTFOLIO BY TYPE AT DECEMBER


(Dollars in thousands)               2001               2000             1999              1998              1997
                                --------------     -------------     -------------     --------------    -------------
                                Amount      %      Amount     %      Amount     %      Amount      %     Amount     %
                                ------      -      ------     -      ------     -      ------      -     ------     -
Commercial loans              $118,420    26%    $105,125    26%    $95,820    27%    $85,110    27%    $93,914    30%

Real estate - construction      40,065     9%      30,134     7%     15,266     4%     13,439     4%     17,256     5%

Real estate - other            199,398    45%     181,129    45%    152,174    43%    133,191    42%    117,953    37%

Consumer loans (1)              48,323    11%      54,692    13%     55,520    16%     62,481    19%     66,753    21%

Lease financing receivables     41,904     9%      35,809     9%     35,558    10%     26,174     8%     23,023     7%
                              --------           --------          --------          --------          --------

     Total gross loans        $448,110   100%    $406,889   100%   $354,338   100%   $320,395   100%   $318,899   100%

Allowance for possible loan
     losses(2)               $ (6,344)           $ (6,609)         $ (6,261)         $ (5,877)         $ (5,900)
                              --------           --------           -------           -------           -------

     Total net loans (3)     $ 441,766           $400,280          $348,077          $314,518          $312,999
                              ========            =======           =======           =======           =======



NOTES:

(1) Consumer loans include open-end home equity lines of credit and credit card receivables.

(2) See pages 32-36 of the Corporation's 2001 Annual Report to Shareholders for additional information.

(3) At December 31, 2001 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

                          FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                     MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                               INTEREST RATES AT DECEMBER 31, 2001 (1) (2)


                                                                  Maturing
                                                Maturing         After 1 Year         Maturing
                                                Within            And Within            After
(Dollars in thousands)                          1 Year (3)          5 Years            5 Years         Total
                                               --------          -----------          --------       ----------

Commercial loans                               $ 73,741           $ 39,571             $ 5,108       $118,420

Real Estate - construction                       40,065                 --                  --         40,065
                                                -------            -------           ---------       --------

       Total                                   $113,806           $ 39,571             $ 5,108       $158,485
                                                =======            =======              ======        =======


Loans maturing after 1 year with:
--------------------------------
Fixed interest rates                                               $ 39,571           $  5,108

Variable interest rates                                                 --                   --
                                                                ----------            ---------

       Total                                                       $ 39,571            $ 5,108
                                                                    =======             ======



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


                          FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                    INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2001


                                                       Due over         Due over
                                       Due              1 year           5 years          Due
                                     Within            Through           Through         Over
(Dollars in thousands)               1 year            5 years          10 years       10 years          Total
                                     ------            -------          --------       --------          -----

Held-to-Maturity
----------------
     U.S. Treasury                       --                 --               --             --              --
     U.S. Government agency              --                 --               --             --              --
     Mortgage-backed securities (1)       8                 --               19             --              27
     State and municipal (2)            484                 --               20             --             504
     Corporate securities                --                 --               --             --              --
     Asset-backed (1)                    --                 --               --             --              --
                                    -------            -------          -------        -------         -------
                                        492                 --               39             --             531
                                    -------            -------          -------        -------         -------

Available-for-Sale
------------------
     U.S. Treasury                    2,009              2,002               --             --           4,011
     U.S. Government agency              --                 --               --             --              --
     Mortgage-backed securities (1)      --              2,025            2,006         59,143          63,174
     State and municipal (2)            100                655              524             --           1,279
     Corporate securities                --              1,002            3,001          2,615           6,618
     Asset-backed (1)                    --                 --               --             38              38
     Mutual Funds                        --                 --               --            863             863
     Other equity securities (3)         --                 --               --          4,100           4,100
                                    -------            -------          -------        -------         -------
                                      2,109              5,684            5,531         66,759          80,083
                                    -------            -------          -------        -------         -------

Total Investment securities          $2,601             $5,684           $5,570        $66,759        $ 80,614
                                     ======             ======           ======        =======         =======

Percent of portfolio                  3.23%              7.05%            6.91%         82.81%         100.00%
                                     ======             ======           ======        =======         =======

Weighted average yield                5.23%              5.17%            3.21%          4.99%           4.88%
                                     ======             ======           ======        =======         =======


NOTES:

(1) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.

(2) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.

(3) Other equity securities having no stated maturity have been included in "Due over 10 years".


                               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                           INVESTMENT SECURITIES AT DECEMBER 31,

                                            2001                     2000                          1999
                                 ------------------------   ------------------------       -----------------------
(Dollars in thousands)              Book          Market           Book        Market        Book         Market
                                    Value          Value           Value        Value        Value        Value
                                    -----          -----           -----        -----        -----        -----
Held-to-Maturity
     U.S. Treasury               $      --     $     --       $       --    $      --     $      --  $        --
     U.S. Government agency             --           --               --           --            --           --
     Mortgage-backed securities         27           29              116          118           241          859
     State and municipal               504          518            1,067        1,152         1,067        1,067
     Corporate securities               --           --               --           --         2,104        2,104
     Asset-backed                       --           --               --           --            --           --
     Mutual funds                       --           --               --           --            --           --
     Other equity securities            --           --               --           --            --           --
                                ----------   ----------       ----------     --------      --------    ---------
                                  $    531    $     547         $  1,183     $  1,270     $   4,402   $    4,535
                                   =======     ========          =======      =======      ========    =========


Available-for-Sale
     U.S. Treasury                 $ 4,069       $4,069         $  3,987     $  3,987      $  3,969     $  3,969
     U.S. Government agency             --           --            1,971        1,971         1,827        1,827
     Mortgage-backed securities     63,331       63,331           63,062       63,062        74,090       74,090
     State and municipal             1,315        1,315            1,277        1,277         1,230        1,230
     Corporate securities            2,803        2,803            9,555        9,555        10,669       10,669
     Corporate CMO's                 3,693        3,693            4,738        4,738         4,726        4,726
     Asset-backed                       37           37            2,827        2,827         6,874        6,874
     Mutual Funds                      825          825            1,034        1,034         1,015        1,015
     Other equity securities         4,137        4,137            4,561        4,561         4,238        4,238
                                  --------     --------            -----     --------     ---------    ---------
                                   $80,210      $80,210          $93,012      $93,012      $108,638     $108,638
                                    ======       ======           ======       ======       =======      =======


         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 2001

                              Due Within       Over 3 Months          Over 6 Months        Due Over
(Dollars in thousands)         3 Months       Through 6 Months      Through 12 Months      12 Months       Total
                             -----------      ----------------      -----------------      ---------       -----

Certificates of Deposit
    $100,000 or more          $ 7,805            $ 3,132                 $ 3,945           $ 12,014        $ 26,896


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,


(Dollars in thousands)                         2001           2000            1999          1998            1997
                                             --------       --------        --------      ----------      ----------

Interest income which would
  have been recorded (1)                      $ 308          $  76           $  89          $ 129        $   64

Interest income that was
  received from customer                         --             17              --             25            37
                                             ------          -----          ------          -----         -----

Total contractual interest
  for nonaccruing loans
  not collected                               $ 308         $   59           $  89          $ 104        $   27
                                               ====          =====            ====           ====         =====






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

Current                                                                                       Date
Banking                                                                                    Acquired
Offices / Use                             Address                                         or Opened
-------------                            ---------                                     ---------------
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

Kennett Square / Branch             126 West Cypress Street                             February 1987
                                    Kennett Square, Pennsylvania

Exton / Branch                      Route 100 and Boot Road                             August 1995
                                    West Chester, Pennsylvania

Frazer / Branch                     309 Lancaster Avenue                                August 1999
                                    Frazer, Pennsylvania

Former Commonwealth                 High & Market Streets                               July 1995
Building / Mortgage Center          West Chester, Pennsylvania

Kendal at Longwood / Branch         1109 E. Baltimore Pike                              December 1999
                                    Kennett Square, Pennsylvania

Crosslands / Branch                 1660 E. Street Road                                 December 1999
                                    Kennett Square, Pennsylvania

Lima Estates / Branch               411 North Middletown Road                           December 1999
                                    Media, Pennsylvania

Granite Farms Estates / Branch      1343 West Baltimore Pike                            December 1999
                                    Wawa, Pennsylvania

Lionville / Branch                  Route 114 & Sheree Boulevard                        December 2000
                                    Uwchlan Township, Pennsylvania


New Garden / Branch                 741 West Cypress Street                             August 2001
                                    Kennett Square, Pennsylvania

Hershey's Mill / Branch             1371 Boot RoadDecember 2001
                                    West Chester, Pennsylvania

Other                                                                                   Date Acquired
Properties / Use                            Address                                       or Opened
----------------                           ---------                                    -------------
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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------
           None.

                                     PART II

Item 5.  Market for the  Corporation's  Common  Equity and  Related  Stockholder
------   Matters.
         -----------------------------------------------------------------------

     The Corporation's Common Stock is publicly traded over the counter. Trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 2001 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 2001, there were approximately 980 shareholders of record of the Corporation's Common Stock.


     The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 2001 and 2000, as set forth in the following table:


                                                                 Dividends

                                                              Amount Per Share

                                                             2001          2000
                                                             ----          ----

First Quarter............................................. $ 0.130      $ 0.125
Second Quarter............................................   0.130        0.125
Third Quarter.............................................   0.130        0.130
Fourth Quarter............................................   0.130        0.130
                                                            ------       ------
  Total................................................... $ 0.520      $ 0.490
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

Item 6.    Selected Financial Data.
------     ------------------------

     Selected financial data concerning the Corporation and the Bank is incorporated herein by reference from the Corporation's 2001 Annual Report to Shareholders, attached as an exhibit hereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results ------ of Operations.
        -----------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the Corporation's 2001 Annual Report to Shareholders, attached as an exhibit hereto.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
-------    ----------------------------------------------------------

     Quantitative and Qualitative Disclosures About Market Risk are incorporated herein by reference from the Corporation's 2001 Annual Report to Shareholders, attached as an exhibit hereto.


Item 8.    Financial Statements and Supplementary Data.
------     ---------------------------------------------

     Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated herein by reference from the Corporation's 2001 Annual Report to Shareholders, attached as an exhibit hereto.


Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     Financial Disclosure.
           -------------------------------------------------------------------

            None.

                                    PART III
                                   ----------
Item 10.   Directors and Executive Officers of the Corporation.
-------    ----------------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15, 2002, for its 2002 Annual Meeting of Shareholders.


Item 11.   Executive Compensation.
-------    -----------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15, 2002, for its 2002 Annual Meeting of Shareholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15, 2002, for its 2002 Annual Meeting of Shareholders.


Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 15 2002, for its 2002 Annual Meeting of Shareholders.

                                     PART IV
                                    ---------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------    ----------------------------------------------------------------

(a.)     1.  Index to Consolidated Financial Statements

                                                      Page of Annual
                                                   Report to Shareholders
                                                  ------------------------
Consolidated Balance Sheets                               Page 39
at December 31, 2001 and
2000

Consolidated Statements of                                Page 40
Income for the years ended
December 31, 2001, 2000
and 1999

Consolidated Statement of Changes                         Page 41
in Stockholders' Equity for the years
Ended December 31, 2001, 2000 and 1999

Consolidated Statements of                                Page 42
Cash Flows for the years ended
December 31, 2001, 2000 and 1999

Notes to Consolidated                                     Pages 43 to 64
Financial Statements

Report of Independent Certified                           65 Public Accountants


     The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January16, 2002, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, are hereby incorporated herein by reference.

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

3.   Exhibits
     --------

              The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

     3(i).Articles  of  Incorporation.  Copy of the Articles of Incorporation of
          ----------------------------
the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

     3(ii).By-Laws of the Corporation.  By-Laws of the  Corporation,  filed as
          ----------------------------
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

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

* 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, incorporated in 1996 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, is a wholly owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania.

*       23.      Consents.  Consent of Grant Thornton LLP, dated March 29, 2002.
                  --------

* 27. Financial Data Schedules. A Financial Data Schedule is being submitted with the Corporation's 2001 Annual Report on Form 10-K in the electronic format prescribed by the EDGAR Filer Manual and sets forth the financial information specified by Article 9 of Regulation S-X and Securities Act Industry Guide 3 information and Exchange Act Industry Guide 3 listed in Appendix C to Item 601 of Regulation S-K.

     (b) A form 8-K was filed by the Corporation on October 31, 2001, that reported the Corporation's 2001 earnings for the three- and nine- month periods ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST CHESTER COUNTY CORPORATION


                                                  By:   /s/ Charles E. Swope
                                                        --------------------
                                                          Charles E. Swope,
                                                             President


Date: March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 29, 2002.


         Signature                                        Title
         ---------                                      ----------
/s/ Charles E. Swope                           President, Chief Executive
                                               Officer and Chairman of the
-------------------------------                Board of Directors
Charles E. Swope


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

                        FIRST CHESTER COUNTY CORPORATION



                                     By:
                                        ----------------------------------
                                        Charles E. Swope,
                                        President


Date:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated on March 29, 2002.


         Signature                                       Title
        -----------                                   ----------
                                               President, Chief Executive
                                               Officer and Chairman of the
---------------------------------              Board of Directors
Charles E. Swope


                                               Treasurer (Principal
______________________________                 Accounting and Financial Officer)
J. Duncan Smith




                     (Signatures continued on following page)

                     (Signatures continued from previous page)

         Signature                                                    Title
       -------------                                                --------
                                                                      Director
--------------------------------
John J. Ciccarone

                                                                      Director
---------------------------------
M. Robert Clarke

                                                                      Director
---------------------------------
Clifford E. DeBaptiste

                                                                      Director
---------------------------------
John A. Featherman, III

                                                                      Director
---------------------------------
John S. Halsted

                                                                      Director
---------------------------------
J. Carol Hanson

                                                                      Director
---------------------------------
David L. Peirce

                                                                      Director
---------------------------------
John B. Waldron

                                Index to Exhibits

         The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

     3(i).  Articles of Incorporation.  Copy of the Articles of Incorporation of
           --------------------------
the Corporation, as amended, filed as Exhibit 3 i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

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

* 21.  Subsidiaries of the  Corporation.  First National Bank of Chester County,
       --------------------------------
formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, incorporated in 1996 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, is a wholly owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania.

* 23. Consents. Consent of Grant Thornton LLP, dated March 29, 2002.
      --------