Form 10-Q
period 2002-03-31
FIRST CHESTER COUNTY CORP
filed 2002-05-14
CIK 744126

May 14, 2002


OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312

                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2002.








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

For the quarterly period ended March 31, 2002, OR
                               --------------

(   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.
                    -------


                        FIRST CHESTER COUNTY CORPORATION
                        ----------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of May 1, 2002 was 4,424,300.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                         (Unaudited)
(Dollars in thousands)                                                                    March 31,          December 31,
                                                                                            2002                  2001
                                                                                        -------------       -------------
ASSETS
    Cash and due from banks                                                              $   38,133           $   25,595
    Federal funds sold                                                                        5,000               12,400
    Interest Bearing Deposits in banks                                                          339                  238
                                                                                            --------            --------

                Total cash and cash equivalents                                              43,472               38,233
                                                                                           --------             --------

    Investment securities held-to-maturity (market value of $538 and
        at March 31, 2002 and $547 at December 31, 2001, respectively)                          525                  531

    Investment securities available-for-sale, at market value                                85,611               80,210

    Loans                                                                                   444,589              448,110
    Less:  Allowance for loan losses                                                         (6,746)              (6,344)
                                                                                           --------             --------

                Net loans                                                                   437,843              441,766

    Premises and equipment                                                                   15,281               15,584
    Other assets                                                                              7,567                8,008
                                                                                           --------             --------

                Total assets                                                              $ 590,299            $ 584,332
                                                                                           ========             ========

LIABILITIES
    Deposits
        Noninterest-bearing                                                              $   95,819            $  95,107
        Interest-bearing (including certificates of deposit over $100 of $24,439 and $28,463 - March 31, 2002 and
           December 31, 2001 respectively)                                                  422,371              403,718
                                                                                           --------             --------

        Total deposits                                                                      518,190              498,825

    Securities sold under repurchase agreements                                               1,153                4,769
    Federal Home Loan Bank advances and other borrowings                                     21,364               31,751
        Other liabilities                                                                     4,941                5,148
                                                                                           --------             --------

        Total liabilities                                                               $   545,648              540,493
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at March 31, 2002 and December 31, 2001.                       4,800                4,800
    Additional paid-in capital                                                                  795                  773
    Retained earnings                                                                        44,331               42,353
    Accumulated other comprehensive income                                                     (116)                  84
    Treasury stock, at cost: 373,573 shares and 377,721 shares
        at March 31, 2002 and December 31, 2001, respectively.                               (5,159)              (5,185)
                                                                                           --------             --------

                Total stockholders' equity                                                   44,651               43,839
                                                                                           --------             --------

                Total liabilities and stockholders' equity                                $ 590,299            $ 584,332
                                                                                           ========             ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                        Three Months Ended
                                                                                                      March 31,
                                                                                       ------------------------------------
                                                                                               2002               2001
                                                                                             --------           --------
INTEREST INCOME
    Loans, including fees                                                                    $  8,367           $  8,608
    Investment securities                                                                       1,032              1,425
    Federal funds sold                                                                             94                 67
    Deposits in banks                                                                               2                  2
                                                                                             --------           --------

                Total interest income                                                           9,495             10,102
                                                                                             --------           --------

INTEREST EXPENSE
    Deposits                                                                                    2,598              3,973
    Securities sold under repurchase agreements                                                     7                 35
    Federal Home Loan Bank advances and other borrowings                                          334                363
                                                                                             --------           --------

                Total interest expense                                                          2,939              4,371
                                                                                             --------           --------

                Net interest income                                                             6,556              5,731

    Provision for loan losses                                                                     470                235
                                                                                             --------           --------

                Net interest income after provision for possible loan losses                    6,086              5,496
                                                                                             --------           --------

NON-INTEREST INCOME
    Financial Management Services                                                                 805                736
    Service charges on deposit accounts                                                           433                273
    Investment securities gains (losses), net                                                      -                  25
    Gain on the sale of OREO                                                                      245                 60
    Other                                                                                         683                496
                                                                                             --------           --------

                Total non-interest income                                                       2,166              1,590
                                                                                             --------           --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              3,349              2,920
    Net occupancy, equipment and data processing                                                1,403              1,050
    Professional Services                                                                         250                327
    Other                                                                                       1,069                943
                                                                                             --------           --------

                Total non-interest expense                                                      6,071              5,240
                                                                                             --------           --------

                Income before income taxes and cumulative effect
                  of change in accounting for income taxes                                      2,181              1,846

INCOME TAXES                                                                                      641                497
                                                                                             --------           --------

NET INCOME                                                                                  $   1,540          $   1,349
                                                                                             ========           ========

PER SHARE DATA
    Basic earnings per common share                                                         $    0.35          $    0.30
                                                                                             ========           ========
    Diluted earnings per common share                                                       $    0.35          $    0.30
                                                                                             ========           ========
    Dividends declared                                                                      $    0.13          $    0.13
                                                                                             ========           ========


Basic weighted average shares outstanding                                                   4,423,584          4,467,094
                                                                                            =========          =========

Diluted weighted average shares outstanding                                                 4,468,480          4,519,285
                                                                                            =========          =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Three Months Ended

                                                                                                      March 31,
                                                                                       -------------------------------------------

(Dollars in thousands)                                                                         2002                2001
                                                                                             --------           --------
OPERATING ACTIVITIES
    Net Income                                                                               $  1,540           $  1,349
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                  716                444
    Provision for loan losses                                                                     470                235
Amortization of investment security premiums
           and accretion of discounts                                                             133                 41
    Amortization of deferred fees on loans                                                        (52)
(41)    Investment securities (gains) losses, net                                                   -                (25)
    Gain on the sale of OREO                                                                      245                 60
Decrease in other assets                                                                           92              1,255
    Decrease in other liabilities                                                                (207)              (350)
                                                                                             --------           --------

           Net cash provided by operating activities                                          $ 2,937            $ 2,968
                                                                                             --------           --------

INVESTING ACTIVITIES
    Increase in loans                                                                           3,908                740
    Proceeds from sales of investment securities available-for-sale                                 -              3,648
    Proceeds from maturities of investment securities available-for-sale                        6,667             17,721
    Proceeds from maturities of investment securities held                                      1,005                  -
    Purchases of investment securities available-for-sale                                     (13,077)           (16,393)
    Purchase of premises and equipment,                                                        (1,036)            (1,045)
                                                                                             --------           --------
           Net cash (used in) provided by  investing activities                              $ (2,533)          $  4,671
                                                                                             --------           --------

FINANCING ACTIVITIES
    Decrease in Federal Home Loan Bank advances                                               (10,387)            (4,835)
    Increase in deposits                                                                       19,365                440
    (Decrease) increase in securities sold under repurchase agreement                          (3,616)               593
    Cash dividends                                                                               (575)              (583)
    Treasury stock transactions                                                                    48                (81)
                                                                                             --------           --------

           Net cash provided by (used in) financing activities                                  4,835             (4,466)
                                                                                             --------           --------

           NET INCREASE IN CASH AND CASH
                 EQUIVALENTS                                                                    5,239              3,173

Cash and cash equivalents at beginning of year                                                 38,233             37,973

Cash and cash equivalents at end of period                                                   $ 43,472           $ 41,146
                                                                                             ========           ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. We have adopted the provisions of FASB issued SFAS No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three-month period ended March 31, 2002 was ($200) thousand, compared to $738 thousand in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above), for the three-months ended March 31, 2002 was $1.3 million compared to $2.1 million in the same period last year.

5. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2000 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2000 and early adoption is not permitted except for business combinations entered into after June 30, 2000. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

6. On July 20, 2001, FASB issued SFAS 141, and SFAS 142. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

7. In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

8. On January 1, 2002, the Company adopted Statement of Position (SOP) 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which reconciles and conforms existing differences in the accounting and financial reporting guidance in the AICPA Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and Audits of Finance Companies. It also carries forward accounting guidance for practices deemed to be unique to certain financial institutions. The adoption of this SOP had no impact on the Company's financial position or results of operations.

9. Certain prior year amounts have been reclassified to conform to the current year presentations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation (the "Corporation") and its wholly-owned subsidiaries, The First National Bank of Chester County (the "Bank") Turks Head Properties, Inc., FNB Properties, LLC and FNB Insurance Services, LLC. It should be read in conjunction with the consolidated financial statements included in this report.

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three months ended March 31, 2002 was $1.5 million, an increase of $191 thousand or 14.2% from $1.3 million for the same period in 2001. The increase in net income was the direct result of decreases in interest expense as deposit rates were reduced in reaction to the prime interest rate cuts engineered by the Federal Reserve during 2001. The increase in net income was partially offset by reduced income on interest-earning assets. Also contributing to this increase in net income was a $245 thousand non-recurring pre-tax gain on the sale of other real estate owned. Basic earnings per share for the three months ending March 31, 2002 were $0.35 per share, a $0.05 or 16.7% increase over the same period in 2001. Cash dividends declared during each of the first quarters of 2002 and 2001 were $0.13 per share. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.


                                                      March                         December
                                           ----------------------------             --------
                                              2002              2001                  2001
                                              ----              ----                  ----
    SELECTED RATIOS
    Return on average assets                 1.05%             1.00%                 0.60%
    Return on average equity                13.71%            12.58%                 7.75%
    Earnings retained                       62.66%            56.78%                30.43%
    Dividend payout ratio                   37.34%            43.22%                69.57%
    Book value per share                   $10.09             $9.92                 $9.91

The  table  of  "Consolidated  Average  Balance  Sheet  and  Taxable  Equivalent
Income/Expense and Rates" on page 13 may assist the reader in the following discussion.

                               NET INTEREST INCOME

     Net interest  income is the difference  between  interest  income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income for the three-month periods ended March 31, 2002 and 2001, on a tax equivalent basis, increased 11.0% from $6.6 million to $5.9 million, respectively. The increase in tax equivalent net-interest income is the result of an increase in the average net yield on earning assets. This increase was caused by a decrease in the interest paid on average interest-bearing liabilities and an increase in the average balance of interest earning assets, partially offset by decreases in average yield on interest-earning assets. The average yield on interest earning assets decreased 14.9% or 122 basis points to 6.99%. The average yield on interest bearing liabilities decreased 38.4% or 165 basis points to 2.65% from 4.30%

     Average interest-earning assets increased approximately $43.0 million or 8.6% to $545.1 million during the three-month period ending March 31, 2002, compared to $502.2 million during the same period last year. The increase in average interest-earning assets was the result of increased loan activity during 2001. Loan growth for the quarter ended March 31, 2002 has been slow but is expected to pick up during the rest of the year.

     The average net yield on interest-earning assets, on a tax equivalent basis was 4.83% for the three-month period ended March 31, 2002, compared to 4.72% for the same period in 2001. The Corporation is experiencing continued pressure on the net yield on interest-earning assets as competition for new loan business remains strong and the cost of incremental deposit growth and other funding sources becomes more expensive.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                       Three-Months
                                                      Ended March 31,
                                                     ----------------
YIELD ON                                           2002           2001
--------                                           ----           ----
Interest-Earning Assets                            6.99%          8.21%
Interest Bearing Liabilities                       2.65%          4.30%
                                                   ----           ----
Net Interest Spread                                4.34%          3.91%
Contribution of Interest-Free Funds                0.49%          0.81%
                                                   ----           ----
Net Yield on Interest-Earning Assets               4.83%          4.72%
                                                   ====           ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

     Interest income on federal funds sold for the three-month period ended March 31, 2002 increased 40.3% to $94 thousand when compared to the same period in 2001. This increase is primarily the result of an increase in the average balance of federal funds sold of $14.4 million or 290.5%, from $5.0 million at March 31, 2001 to $19.4 million at March 31, 2002. This increase was partially offset by a 346 basis points (one basis point is equal 1/100 of a percent) decrease in average interest rates earned on federal funds sold. The increase in the average balance of federal funds sold can be attributed to the Corporation's increased liquidity provided by the increase in deposit.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased 34.7% for the three-month period ended March 31, 2002 to approximately $1.0 million compared to $1.6 million during the same period in 2001. The decrease was primarily the result of a 11.4% or $10.5 million decrease in the average balance of investment securities to $81.5 million on a tax equivalent basis, in addition to a 183 basis point decrease on the average interest rates earned on investment securities. Decreases in the average balance of investment securities are the result of periodic payments (pay downs on securities), normal maturities, and sales of securities.

                            INTEREST INCOME ON LOANS

     Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 2.9% to $8.4 million for the three-month period ended March 31, 2002 compared to $8.6 million for the same period in 2001. The decrease in interest income for the three-month period ended March 31, 2002 is the direct result of a 11.5% or 98 basis point decrease on rates earned on the portfolio partially offset by a $225.0 thousand recovery of past due accrued interest and late charges as a result of restructuring of a large commercial loan relationship and by a 9.6% or $38.9 million increase in the average balance of outstanding loans to $444.0 million at March 31, 2002. Most of this loan growth occurred in the last three quarters of 2001, loan growth has slowed during the first quarter ended March 31, 2002, but is expected to pick up during the rest of the year.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts decreased 34.6% for the three-month period ended March 31, 2002 to approximately $2.6 million, compared to $4.0 million for the same period in 2001. The decrease is primarily the result of a 39.7% or 166 basis point decrease on rates paid on interest-bearing deposits compared to the same period in 2001. This decrease was partially offset by a 8.4% or $31.9 million increase in average interest bearing deposits when compared to the same period in 2001.

     Competition for deposits from non-banking institutions such as credit union and mutual fund companies continues to be strong. Despite the competition, the Corporation's deposit base continues to grow and growth is expected to continue as we continue to open new branches and attract new customers with new services. Growth in 2001 can be attributed to our three new branch locations located in Lionville, New Garden, and Hershey's Mill. Other new branch sites are currently under review, which , if opened, should continue to expand the Corporation's deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements decreased 80.0% to $7 thousand for the three-month period ended March 31, 2002, compared to the same period in 2001. The decrease is attributable to a 53.6% or $1.5 million decrease in average securities sold under repurchase agreements for the comparable periods in addition to a 56.9% or 276 basis point decrease on average rates paid on securities sold under repurchase agreements.

     INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on borrowings decreased $29 thousand to $334 thousand for the three-month period ended March 31, 2002 from $363 thousand when compared to the same period in 2001. The need for borrowing decreased during the first quarter of 2002 as a result of slower loan growth, increased deposits, and funds obtained from sales of investment securities. Average Federal Home Loan Bank ("FHLB") and other borrowings increased to $30.9 million as of March 31, 2002 compared to $23.8 million during the same period in 2001. Actual borrowings at March 31, 2002 were $21.4 million compared to $31.8 million at December 31, 2001. This lower level of borrowings is expected to continue throughout the year as the funding demand is currently being met by deposit growth. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                            PROVISION FOR LOAN LOSSES

     During the first quarter of 2002, the Corporation recorded a $470 thousand provision for loan losses compared to $235 thousand for the same period in 2001. The allowance for loan losses as a percentage of total loans was 1.52% as of March 31, 2002 and 1.63% as of March 31, 2001. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income increased 36.2% to $2.2 million for the three months ended March 31, 2002, compared to the same period in 2001. The primary component of non-interest income was Financial Management Services (FMS) revenue, which increased $69 thousand or 9.4% to $805 thousand for the three-months ended March 31, 2002 compared with the same period in 2001. The market value of FMS assets under management and custody grew $51.8 million or 11.4% from $455.2 million at March 31, 2001 to $507.0 million at March 31, 2002. FMS income is based primarily on the market value of the assets under management.

     Service charges on deposit accounts increased approximately 58.6% to $433 thousand for the three-months ended March 31, 2002 compared to $273 thousand for the same period in 2001. The increase in service charge revenue can be attributed to a 9.8% increase in total deposits for the same time periods and the introduction of "Bounce Protection" a deposit-related service, which was introduced in mid-2001. The Corporation also experienced an increase in non-interest income of $245 thousand during the three-months ended March 31, 2002 as a result of a sale of OREO property. Management considers this gain to be non-recurring and is not expected in the future time periods.

     Other non-interest income increased 37.7% to $683 thousand for the three-months ended March 31, 2002 compared to $496 thousand for the same period in 2001. The increase in other non-interest income can be attributed to several factors. Some of the items contributing to the increase in other non-interest income from March 31, 2002 to March 31, 2001 is a $166.9 thousand increase in the amount of operating lease income earned and a $51.0 thousand increase in fees the sale of fixed rate residential mortgages.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the first quarter of 2002 increased 15.9% to $6.1 million compared to the same period in 2001. The various components of non-interest expense are discussed below.

     First quarter 2002 salaries and employee benefits increased 14.7% to $3.3 million for the three-month period ended March 31, 2002 compared to the same period in 2001. Annual employee salary increases and a proportional increase in employee benefits is primarily responsible for the increase. At March 31, 2002, the Corporation employed 228 full time and 59 part time employees compared to 206 full time and 44 part time employees at March 31, 2001.

     Net occupancy, equipment and data processing expense increased 33.6% to $1.4 million for the three-month period ended March 31, 2002 compared to the same period last year. The increase is the direct result of the opening of three full service branches during 2001, a $254.3 thousand increase in depreciation expense for operating lease equipment, as well as increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure. See "Building Improvements and Technology Projects" sections for more detail.

     Total other non-interest expense increased 13.4% to $1.1 million for the three months ended March 31, 2002 compared to the same period in 2001. This increase can be primarily attributed to an increase in the Corporation's marketing efforts to attract new customers and new employees and to promote its corporate image.

     Planning for additional branches continues. The Corporation believes that the costs associated with the opening of new branches will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by increases in net interest and fee income generated by business in the new marketing areas served by such branches.


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                             2002                               2001
                                                       ----------------------------    ------------------------------
                                                        Daily                           Daily
                                                        Average                         Average
ASSETS                                                  Balance    Interest   Rate      Balance    Interest    Rate
                                                        -------    --------   ----      -------    --------    ----
    Federal funds sold                                $  19,397     $   94    1.94%     $  4,967     $   67     5.40%
    Interest bearing deposits in banks                      226          2    3.54%           91          2     8.79%
    Investment securities
        Taxable                                          79,699      1,010    5.07%       90,158      1,567     6.95%
        Tax-exempt(1)                                     1,782         33    7.30%        1,808         31     6.93%
                                                        -------    -------               -------    -------
           Total investment securities                   81,481      1,043    5.12%       91,966      1,598     6.95%
                                                        -------    -------               -------    -------
    Loans(2)
        Taxable                                         441,569      8,334    7.55%      401,153      8,545     8.52%
        Tax-exempt(1)                                     2,500         48    7.72%        4,021         91     9.05%
                                                        -------    -------               -------    -------
           Total loans                                  444,069      8,382    7.55%      405,174      8,636     8.53%
                                                        -------    -------               -------    -------
           Total interest-earning assets                545,173      9,521    6.99%      502,198     10,303     8.21%
    Non-interest earning assets
        Allowance for possible loan losses               (6,550)                          (6,609)
        Cash and due from banks                          22,688                           24,228
        Other assets                                     23,217                           18,713
                                                        -------                          -------
           Total assets                                $584,496                         $538,530
                                                        =======                          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
    Savings, NOWS & money market deposits             $ 270,466      $ 959    1.42%     $232,579    $ 1,782     3.06%
    Certificates of deposits and other time             141,190      1,639    4.64%      147,190      2,191     5.95%
                                                        -------    -------               -------    -------
        Total interest bearing deposits                 411,656      2,598    2.52%      379,769      3,973     4.18%
    Securities sold under repurchase agreements           1,338          7    2.09%        2,886         35     4.85%
    Federal Home Loan Bank advances and
       other borrowings                                  30,879        334    4.33%       23,802        363     6.10%
                                                        -------    -------               -------    -------
        Total interest bearing liabilities              443,873      2,939    2.65%      406,457      4,371     4.30%
                                                        -------    -------               -------    -------
    Non-interest bearing liabilities
        Non-interest bearing demand deposits             90,512                           81,949
        Other liabilities                                 5,187                            6,271
                                                        -------                          -------
           Total liabilities                            539,572                          494,677
    Stockholders' equity                                 44,924                           43,853
                                                        -------                          -------
           Total liabilities and stockholders' equity  $584,496                         $538,530
                                                        =======                          =======
    Net interest income                                            $ 6,582                          $ 5,932
                                                                   =======                          =======
    Net yield on interest earning assets                                      4.83%                             4.72%
                                                                              ====                              ====








(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2002 and 2001.
(2) Non-accruing loans are included in the average balance.

                                  INCOME TAXES

     Income tax expense for the three-month period ended March 31, 2002 was $641 thousand, compared to $497 thousand in the same period last year. This represents an effective tax rate of 29.4% and 26.9% for the first quarter of 2002 and 2001, respectively.


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

                            DEPOSIT ANALYSIS

(Dollars in thousands)                  March 31, 2002           December 31, 2001         Average       Balance
                                   -----------------------    ----------------------     --------------------------
                                   Average       Effective     Average     Effective       Dollar       Percentage
Deposit Type                       Balance         Yield       Balance       Yield        Variance       Variance
------------                       -------       ---------     -------     ---------      --------      ----------

NOW Accounts                      $ 76,263         0.40%      $ 71,034       1.13%       $ 5,229          7.36%
Money Market                        25,213         1.49         22,490       2.37          2,723         12.11
Statement Savings                   50,426         1.55         47,077       2.53          3,349          7.11
Other Savings                        1,554         1.29          1,758       2.39           (204)       (11.60)
CD's Less than $100,000            113,671         4.79        117,282       5.73         (3,611)        (3.08)
                                   -------                     -------                   -------

Total Core Deposits                267,127         2.59        259,641       3.58          7,486          2.88

Non-Interest Bearing
    Demand Deposit Accounts         90,512           -          88,923         -           1,590          1.79
                                   -------                     -------                   -------

Total Core and Non-Interest
    Bearing Deposits               357,639         1.94        348,564       2.67          9,076          2.60
                                   -------                     -------                   -------

Tiered Savings                     117,010         2.01         97,641       3.38         19,369         19.84
CD's Greater than $100,000          27,519         4.06         29,734       5.36         (2,215)        (7.45)
                                   -------                     -------                   -------

Total Deposits                    $502,168         2.07%      $475,939       2.98%       $26,230          5.51%
                                   =======                     =======                   =======

     The Bank, as a member of the FHLB, maintains a credit facility secured by the Bank's mortgage-related assets. As of March 31, 2002, the amount outstanding under the Bank's line of credit with the FHLB was $0. Additionally, the FHLB offers several other credit related products which are available to the Bank. During the first quarter of 2002, average FHLB advances were approximately $30.9 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was approximately 4.3%. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $122.1 million. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in future time periods. The Corporation's net interest rate sensitivity gap within one year is a negative $212.1 million or 35.9% of total assets at March 31, 2002 compared with a negative $149.3 million or 27.2% of total assets at December 31, 2001. The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of Bank operations with the intention of maintaining a stable net interest margin.


                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 2002

                                                               One               Over
(Dollars in thousands)                         Within        through             five           Non-rate
                                              one year      five years           years         sensitive          Total
                                            ------------    ----------       ------------      ---------        ---------
ASSETS
    Federal funds sold                     $   5,000         $      --        $      --       $      --        $   5,000
    Investment securities                     24,382            41,265           20,489              --           86,136
    Interest bearing deposits in banks           339                --               --              --              339
    Loans and leases                         160,211           251,261           33,084          (6,746)         437,810
    Cash and cash equivalents                     --                --               --          38,133           38,133
    Premises and equipment                        --                --               --          15,281           15,281
    Other assets                                  12                --               --           7,588            7,600
                                            --------           -------          -------         -------          -------
    Total assets                           $ 189,944         $ 292,526        $  53,573       $  54,256         $590,299
                                            ========           =======          =======         =======          =======

LIABILITIES AND CAPITAL
    Non-interest bearing deposits          $      --         $      --         $     --       $  95,819        $  95,819
    Interest bearing deposits                388,048            34,323               --              --          422,371
    Repurchase agreements                      1,153                --               --              --            1,153
    FHLB advances and other
      borrowings                              12,748             1,170            7,446              --           21,364
    Other liabilities                             85                --               --           4,856            4,941
    Capital                                       --                --               --          44,651           44,651
                                            --------          --------          -------         -------          -------
    Total liabilities & capital            $ 402,034         $  35,493        $   7,446      $  145,326         $590,299
                                            ========          ========          =======         =======          =======

    Net interest rate
      sensitivity gap                      $(212,090)        $ 257,033        $  46,127       $ (91,070)
                                            ========          ========          =======         =======
    Cumulative interest rate
      sensitivity gap                      $(212,090)         $ 44,943        $  91,070       $      --
                                            ========          ========          =======         =======
    Cumulative interest rate
      sensitivity gap divided
      by total assets                         (35.9%)             7.6%            15.4%
                                            ========          ========          =======

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



            ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                          March 31,                   December 31,
                                                          -----------------------------         -------------
                                                              2002              2001                 2001
                                                          -----------        ----------         -------------

Balance at beginning of period                            $    6,344         $    6,609          $    6,609
                                                             -------            -------             -------

Provision charged to operating expense                           470                235               2,929
                                                             -------            -------             -------

      Recoveries of loans previously charged-off                 266                 37                 198
      Loans charged-off                                         (344)              (269)             (3,392)
                                                             -------            -------             -------

Net loans charged-off                                            (68)              (232)             (3,194)
                                                             -------            -------             -------

Balance at end of period                                  $    6,746          $   6,612           $   6,344
                                                             =======            =======             =======

Period-end loans outstanding                              $  444,589          $ 405,879           $ 448,110

Average loans outstanding                                 $  444,069          $ 405,174           $ 419,894

Allowance for loan losses as a
   percentage of period-end loans outstanding                   1.52%              1.63%               1.42%

Ratio of net charge-offs to average loans
   Outstanding (annualized)                                     0.06%              0.23%               0.76%

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



                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                March 31,                    December 31,
                                                             ---------------------------         ----------------
                                                                 2002            2001                   2001
                                                                -----            ----                   ----

Past due over 90 days and still accruing                     $    173        $  4,016                 $   174

Non-accrual loans                                               7,137           1,645                   7,630
                                                              -------         -------                 -------

Total non-performing loans                                      7,310           5,661                   7,804

Other real estate owned                                           366             593                     831
                                                              -------         -------                 -------

Total non-performing assets                                  $  7,676        $  6,254                $ 8,635
                                                              =======         =======                 ======

Non-performing loans as a percentage
     of total loans                                             1.64%           1.39%                  1.74%

Allowance for loan losses as a
   percentage of non-performing loans                          92.28%         116.80%                 81.29%

Non-performing assets as a percentage of
   total loans and other real estate owned                      1.73%           1.54%                  1.92%

Allowance for loan losses as a
  percentage of non-performing assets                          87.88%         105.72%                  73.5%

     The allowance for loan losses as a percentage of non-performing loans indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at March 31, 2002. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. The increase from March 31, 2001 to March 31, 2002 in the total non-performing loans is primarily the result of one loan in the amount of $3.5 million which is currently being restructured.

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

     The balance of impaired loans was $7.0 million, $7.4 million, and $1.3 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. The associated allowance for impaired loans was $824 thousand, $820 thousand and $215 thousand at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

     For the three months ended March 31, 2002, activity in the allowance for impaired loan losses included a provision of $0, write offs of $7 thousand and recoveries of $0. Interest income of $0 was recorded for the period while contractual interest amounted to $139 thousand. Cash collected on loans for the period was $15 thousand all of which was applied to principal.

     For the twelve months ended December 31, 2001, activity in the allowance for impaired loan losses included a provision of $772, write offs of $209 thousand and recoveries of $0 thousand. Interest income of $0 was recorded for the period while contractual interest amounted to $308 thousand. Cash collected on loans for the period was $119 thousand all of which was applied to principal.

     For the three months ended March 31, 2001, activity in the allowance for impaired loan losses included a provision of $0, write offs of $27 thousand and recoveries of $0. Interest income of $0 was recorded for the period while contractual interest amounted to $26 thousand. Cash collected on loans for the period was $5 thousand all of which was applied to principal.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

     The Bank is planning to open a new branch in the Coatesville area during the fourth quarter of 2002 or first quarter of 2003. The Bank continually explores new branch opportunities and has several additional sites under review.

     The Bank is currently installing a new check imaging system, which it plans to place into service in the second quarter of 2002. In addition, the Bank plans to introduce a new integrated branch platform system in the third quarter of 2002.
                                 CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2002, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have decreased from March 31, 2001 due to lower than expected earnings in 2001, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                      March 31,                         December 31,         "Well Capitalized"
                                     ----------------------------                -------------
CAPITAL RATIOS                           2002             2001                        2001                Requirements
--------------                           ----             ----                        ----             ------------------
   Corporation
Leverage Ratio                           7.66%            8.25%                       7.65%                   5.00%
Tier I Capital Ratio                     9.58%           11.07%                       9.50%                   6.00%
Total Risk-Based Capital Ratio          10.83%           12.34%                      10.75%                  10.00%
     Bank
Leverage Ratio                           7.44%            8.09%                       7.42%                   5.00%
Tier I Capital Ratio                     9.30%           10.73%                       9.22%                   6.00%
Total Risk-Based Capital Ratio          10.55%           11.99%                      10.47%                  10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities, which if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

             SUBSEQUENT EVENTS - PROMOTIONS AND RESTRUCTURING

     To better serve the Company's growing customer base and to position itself for the future, the Company announced the following promotions in early May of 2002. Mr. Kevin C. Quinn was promoted to Chief Operating Officer. Mr. Quinn will be responsible for day-to-day operations of the Bank and will continue to report to Charles E. Swope, President, CEO and Chairman of the Board. To replace Mr. Quinn as the head of the Financial Management Service Division the Corporation has selected Linda M. Hicks, who has been promoted to Executive Vice-President. A Personal Banking Division was created to catering to the financial service needs of the retail and small business customer. Peter J. D'Angelo, Executive Vice-President has been selected to manage this division. Additionally, the Company established a Business Banking Division to focus on a full range of services to commercial and government banking clients. Mr. David W. Glarner has been chosen to lead the Business Banking Division and has been promoted to Executive Vice-President. Mr. William D. Wagenmann was also promoted in this restructuring and is now Executive Vice-President of Administrative services.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report, filed with the SEC via EDGAR as an exhibit to its Form 10-K for the fiscal year ended December 31, 2001. Please refer to the "Management's Discussion and Analysis" section on pages 24-38 of the Corporation's Annual Report for more information.

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

               None

Item 3.        Defaults upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders of the Corporation was held on March 12, 2002 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about February 15, 2001, together with proxy solicitation materials prepared in accordance with
               Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

               The matters submitted to a vote of shareholders at the meeting were the following:

               1.   The election of three Class III directors;

               2. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2002; and

               There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All three of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:


                                                                                        Abstentions and
                  Nominee                            For               Withheld         Broker Non-Votes
                  John A. Feathermen III             3,255,775         525,581                 0
                  John S. Halsted                    3,245,521         535,835                 0

                  J. Carol Hanson                    3,220,692         560,664                 0

               The names of the other directors whose terms of office as directors continued after the Meeting are as follows: Charles E. Swope, David L. Peirce, John J. Ciccarone, Clifford E. DeBaptiste, M. Robert Clarke, and John B. Waldron.

               The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2002 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

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

         27.      Financial Data Schedule.
                  -----------------------

     (b) Reports on Form 8-K

               A Form 8-K was filed with the SEC on January 31, 2002 pertaining to a press release announcing 2001 earnings.

               A Form 8-K was filed with the SEC on April 7, 2002 pertaining to a press release announcing the 2002 first quarter earnings.

               A Form 8-K was filed with the SEC on April 29, 2002 pertaining to a press release announcing executive management promotions.

               A Form 8-K was filed with the SEC on May 10, 2002 pertaining to a
               press  release   announcing   additional   executive   management
               promotions.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST CHESTER COUNTY CORPORATION


                                     Charles E. Swope



                                     ----------------
DATE:  May 14, 2002                  Charles E. Swope
                                    President



                                   Kevin Quinn



                                     ----------------
                                     Kevin C. Quinn
                                     Chief Operating Officer



                                     J. Duncan Smith



                                     ----------------
                                     J. Duncan Smith
                                    Treasurer
                                     (Principal Accounting
                                      and Financial Officer)