Form 10-Q
period 2002-06-30
FIRST CHESTER COUNTY CORP
filed 2002-08-14
CIK 744126

August 14, 2002
                                 VIA: EDGARLINK

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312

                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002.



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

For the quarterly period ended June 30, 2002, OR
                               -------------

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
   (Address of principal executive office)                     (Zip code)


                                 (484) 881-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of August 12, 2002 was 4,424,339.



                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                                   PAGE
                                                                                                   ----
Part I.  FINANCIAL INFORMATION

                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             June 30, 2002 and December 31, 2001                                     4


                             Consolidated Statements of Income
                             Three and Six-Months Ended June 30, 2002 and 2001                       5


                             Consolidated Statements of Cash Flows
                             Six-Months Ended June 30, 2002 and 2001                                 6


                             Notes to Consolidated Financial Statements                             7-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                         9 - 24

                  Item 3 -   Quantitative  and  Qualitative  Disclosures  About
                             Market Risk 25



Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                      26
                  Item 2 -   Changes in Securities                                                  26
                  Item 3 -   Defaults upon Senior Securities                                        26
                  Item 4 -   Submission of Matters to a Vote of Security Holders                    26
                  Item 5 -   Other Information                                                      26
                  Item 6 -   Exhibits and Reports on Form 8-K                                     26 - 27

                  Signatures                                                                        28

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       (Unaudited)
(Dollars in thousands)                                                                     June 30,           December 31,
                                                                                            2002                  2001
                                                                                       --------------      ------------------
ASSETS
    Cash and due from banks                                                            $     24,878         $     25,595
    Federal funds sold and other overnight investments                                       21,500               12,400
Interest Bearing Deposits in banks                                                              116                  238
                                                                                          ---------            ---------

                Total cash and cash equivalents                                              46,494               38,233
                                                                                          ---------            ---------
    Investment securities held-to-maturity (market value of $541 at
    June 30, 2002 and  $547 at December 31, 2001, respectively)                                 532                  531
                                                                                          ---------            ---------

    Investment securities available-for-sale, at market value                                94,773               80,210
                                                                                          ---------            ---------

    Loans                                                                                   439,625              448,110
    Less:  Allowance for loan losses                                                         (6,561)              (6,344)
                                                                                          ---------            ---------

                Net loans                                                                   433,064              441,766
                                                                                          ---------            ---------

    Premises and equipment                                                                   15,326               15,584
    Other assets                                                                              7,173                8,008
                                                                                          ---------            ---------

                Total assets                                                            $   597,362          $   584,332
                                                                                          =========            =========
LIABILITIES
    Deposits
        Noninterest-bearing                                                             $   100,801         $     95,107
        Interest-bearing (including certificates of deposit over $100 of $24,452 and $28,463 - June 30, 2002 and
           December 31, 2001 respectively)                                                  426,536              403,718
                                                                                          ---------            ---------

        Total deposits                                                                      527,337              498,825

    Securities sold under repurchase agreements                                                 560                4,769
    Federal Home Loan Bank advances and other borrowings                                     18,472               31,751
    Other liabilities                                                                         4,775                5,148
                                                                                          ---------            ---------

        Total liabilities                                                                   551,144              540,493
                                                                                          ---------            ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at June 30, 2002 and December 31, 2001.                        4,800                4,800
    Additional paid-in capital                                                                  807                  773
    Retained earnings                                                                        45,039               43,367
    Accumulated other comprehensive income                                                      764                   84
    Treasury stock, at cost: 375,040 shares and 377,721 shares
        at June 30, 2002 and December 31, 2001, respectively.                                (5,192)              (5,185)
                                                                                          ---------            ---------

                Total stockholders' equity                                                   46,218               43,839
                                                                                          ---------            ---------

                Total liabilities and stockholders' equity                             $    597,362         $    584,332
                                                                                          =========            =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share data)                               Three Months Ended              Six  Months Ended
                                                                                   June 30,                      June 30,
                                                                      ------------------------------     ------------------------
                                                                          2002             2001              2002          2001
                                                                          ----             ----              ----          ----
INTEREST INCOME
    Loans, including fees                                                $ 8,056          $ 8,478          $ 16,423      $ 17,086
    Investment securities                                                  1,179            1,324             2,211         2,748
    Federal funds sold and other overnight investments                       105               84               199           151
    Deposits in Banks                                                          1                1                 3             4
                                                                       ---------        ---------         ---------     ---------

                Total interest income                                      9,341            9,887            18,836        19,989
                                                                       ---------        ---------         ---------     ---------

INTEREST EXPENSE
    Deposits                                                               2,486            3,752             5,084         7,725
    Securities sold under repurchase agreements                                5               23                12            58
    Federal Home Loan Bank advances and other borrowings                     281              339               615           702
                                                                       ---------        ---------         ---------     ---------

                Total interest expense                                     2,772            4,114             5,711         8,485
                                                                       ---------        ---------         ---------     ---------

                Net interest income                                        6,569            5,773            13,125        11,504

    Provision for loan losses                                                310              135               780           370
                                                                       ---------        ---------         ---------     ---------

                Net interest income after provision
                for possible loan losses                                   6,259            5,638            12,345        11,134
                                                                       ---------        ---------         ---------     ---------

NON-INTEREST INCOME
    Financial management services                                            757              741             1,562         1,478
    Service charges on deposit accounts                                      437              295               869           569
    Investment securities gains, net                                         121               40               121            65
    Other                                                                    744              393             1,693           948
                                                                       ---------        ---------         ---------     ---------
                Total non-interest income                                  2,059            1,469             4,245         3,060
                                                                       ---------        ---------         ---------     ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         3,527            3,038             6,875         5,958
    Net occupancy and equipment                                            1,356            1,026             2,761         2,077
    FDIC deposit insurance                                                    21               22                43            43
    Bank shares tax                                                          126              119               228           244
    Professional Services                                                    455              257               714           585
    Other                                                                  1,041              849             1,997         1,645
                                                                       ---------        ---------         ---------     ---------
                Total non-interest expense                                 6,526            5,311            12,618        10,552
                                                                       ---------        ---------         ---------     ---------

                Income before income taxes
                                                                           1,792            1,796             3,972         3,642

INCOME TAXES                                                                 509              496             1,150           992
                                                                       ---------        ---------         ---------     ---------

                NET INCOME                                            $    1,283       $    1,300        $    2,822    $    2,650
                                                                       =========        =========         =========     =========

PER SHARE DATA
    Basic net income per common share                                 $     0.29       $     0.30        $     0.64    $     0.60
                                                                       =========        =========         =========     =========
    Diluted net income per common share                               $     0.29       $     0.30        $     0.63    $     0.60
                                                                       =========        =========         =========     =========
    Dividends declared                                                $     0.13       $     0.13        $     0.26    $     0.26
                                                                       =========        =========         =========     =========

Basic weighted average shares outstanding                              4,422,323        4,317,294         4,422,950     4,391,780
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            4,466,067        4,365,638         4,459,403     4,435,693
                                                                       =========        =========         =========     =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          (Unaudited)
                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                ------------------------------
(Dollars in thousands)                                                                              2002               2001
                                                                                                ------------       -----------

OPERATING ACTIVITIES
    Net Income                                                                                      $2,822          $   2,650
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 1,271                870
           Provision for loan losses                                                                   780                370
    Amortization of investment security premiums
           and accretion of discounts                                                                  220                 70
    Amortization of deferred fees on loans                                                            (168)                67
    Investment securities (gains) losses, net                                                         (121)               (65)
    Decrease (Increase) in other assets                                                                835               (798)
    Decrease in other liabilities                                                                     (373)            (1,834)
                                                                                                 ---------          ---------

           Net cash provided by operating activities                                                 5,266              1,330
                                                                                                 ---------          ---------

INVESTING ACTIVITIES
    Decrease (Increase) in loans                                                                     8,426             (9,183)
    Proceeds from sales of investment securities available-for-sale                                 12,419              9,624
    Proceeds from maturities of securities available-for-sale                                        7,925             24,071
    Purchases of investment securities available-for-sale                                          (34,663)           (27,979)
    Purchase of premises and equipment, net                                                         (1,013)            (3,138)
                                                                                                 ---------          ---------

        Net cash used in investing activities                                                       (6,906)            (6,605)
                                                                                                 ---------          ---------

FINANCING ACTIVITIES
    Decrease in securities sold under repurchase agreements                                         (4,209)              (199)
    Increase in deposits                                                                            28,512              8,810
    (Decrease) Increase in Federal Home Loan Bank advances and other borrowings                    (13,279)            (6,313)
    Cash dividends                                                                                  (1,150)            (1,041)
    Treasury stock transactions                                                                         27               (441)
                                                                                                 ---------          ---------

           Net cash provided by financing activities                                                 9,901                816
                                                                                                 ---------          ---------
           NET INCREASE (DECREASE) IN CASH AND CASH
                 EQUIVALENTS                                                                         8,261             (4,459)

Cash and cash equivalents at beginning of period                                                    38,233             37,973
                                                                                                 ---------          ---------

Cash and cash equivalents at end of period                                                     $    46,494        $    33,514
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

2. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4.   SFAS  No.  130,  Reporting  of  Comprehensive   Income,  which  establishes
     standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three- and six-month periods ended June 30, 2002 was $880 thousand and $680 thousand, compared to $(431) thousand and $329 thousand in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above) for the three- and six-month periods ended June 30, 2002 was $2.2 million and $3.5 million, compared to $869 thousand and $3.0 million in the same period last year.

5. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business
     Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2002 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2000 and early adoption is not permitted except for business combinations entered into after June 30, 2000. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a
     material  impact  on  the  Company's   financial  position  or  results  of
     operations.

6. On July 20, 2001, FASB issued SFAS 141, and SFAS 142. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company is as follows: All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three-month period ended June 30, 2002 was $1,283 million, a decrease of 1.31% from $1,300 million for the same period in 2001. Net income for the six-month period ended June 30, 2002 was $2,822 million, an increase of 6.49% from $2,650 million for the same period in 2001. The increase in net income for the six-month period was the direct result of decreases in interest expense as deposit rates were reduced in reaction to the prime interest rate cuts engineered by the Federal Reserve during 2001 as well as certain non-recurring gains realized in the first quarter of 2002 off-set by reduction in interest income as rates on interest-earning assets also decreased. Basic earnings per share was $0.29 and $0.64 for the three-and six-month periods ended June 30, 2002, respectively, compared to $0.30 and $0.60 for the same periods in 2001. Cash dividends declared during the second quarters of 2002 and 2001 were $0.13 and $0.26 per share for the three- and six-month periods. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

     The Corporation recently preformed a review of its lending functions, resulting in several structural changes which management believes will enhance asset quality, underwriting practices, and productivity (see pages 14,15,21,&22 for more details). In July 2002, the Corporation issued $5.0 million of preferred capital securities structured as Tier I capital of the Corporation for the purpose of raising additional capital for general corporate purposes (see page 23 for more details). The Corporation expects these elements to enhance future earnings.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                             ------------------------------    --------------------------
                                                                2002                2001           2002            2001
                                                             ------------------------------    --------------------------
           SELECTED RATIOS
           Return on Average Assets                             0.87%              0.95%             0.96%         0.98%
           Return on Average Equity                            11.25%             11.63%            12.47%        11.97%
           Net Interest Margin                                  4.78%              4.57%             4.80%         4.59%
           Earnings Retained                                   55.19%             55.08%            59.25%        55.96%
           Dividend Payout Ratio                               44.81%             44.92%            40.75%        44.04%
           Book Value Per Share                               $10.45              $9.96            $10.45         $9.96

The "Consolidated Average Balance Sheet" on pages 16 and 17 may assist the reader in understanding the following discussion.

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 2002 on a tax equivalent basis, was $6.6 million and $13.2 million, compared to $5.8 million and $11.6 million for the same periods in 2001, respectively. The increase in tax equivalent net interest income for both periods was the result of an increase in the average interest-earning assets and a decrease in the average yield on interest bearing liabilities, partially offset by a decrease in the average yield on interest-earning assets. These changes have improved the Corporation's net interest margin. The average yield earned on interest earning assets decreased 5.6% or 103 basis points and 5.9% or 105 basis points to 6.78% and 6.89% for the three- and six- month periods ended June 30, 2002. The average yield paid on interest bearing liabilities decreased 32.6% or 156 basis points and 32.7% or 160 basis points to 2.48% and 2.57%. The average yield on interest bearing liabilities decreased three times more than the interest earning asset yield, thereby increasing net yield earned on interest earning assets increased.

     Average interest-earning assets increased approximately $44.1 million to $552.1 million during the second quarter of 2002 from $508.0 million in the same period last year. For the six months ended June 30, 2002, average interest-earning assets increased approximately $43.5 million to $548.7 million from $505.1 million in the same period last year. The increase in average interest-earning assets for both periods three- and six- month, ended June 30, 2002, was the direct result of an increase in the average loans outstanding and increases in excess funds invested in Federal funds and other overnight investments. For the three- month period, the increase in average investment securities contributed to the increase in average interest-earning assets. For the six- month period, the increase in average interest-earning assets was partially offset by a decrease in investment securities.

     Net-yields on interest-earning assets, on a tax equivalent basis, were 4.78% and 4.80% for the three- and six-month periods ended June 30, 2002, respectively, compared to 4.57% and 4.59% for the three- and six-month periods ended June 30, 2001. We had a decrease in both yields on interest earned on interest earning assets for the three- and six- month period but we had a more substantial decrease in both yields on interest paid on interest bearing liabilities for the three- and six- month period ended June 30, 2002. The Corporation also anticipates that strong competition for new loan business and the cost of incremental deposit growth will put pressure on net-yield. Yields on interest-bearing liabilities decreased primarily due to the lowering of rates paid on deposit accounts as the Corporation reacted to external rate changes and tried to off-set the decrease in asset yields.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                               Three Months                Six Months
Yield On:                                                      Ended June 30,             Ended June 30,
---------                                                     ----------------           ----------------
                                                              2002       2001            2002        2001
                                                              ----       ----            ----        ----
Interest Earning Assets                                       6.78%      7.81%           6.89%       7.94%
Interest Bearing Liabilities                                  2.48%      4.04%           2.57%       4.17%
                                                              -----      -----           -----       -----
Net Interest Spread                                           4.30%      3.77%           4.32%       3.77%
Contribution of Interest Free Funds                           0.47%      0.80%           0.48%       0.82%
                                                              -----      -----           -----       -----
Net Yield on Interest Earning Assets                          4.78%      4.57%           4.80%       4.59%
                                                              =====      =====           =====       =====

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on Federal funds sold and other overnight investments for the three- and six-month periods ended June 30, 2002, increased 25.0% and 31.8% to $105 thousand and $199 thousand, respectively, when compared to the same periods in 2001. The increase in interest income on Federal funds sold and other overnight investments is the direct result of a 177.6% and 221.0% increase in the average balance of federal funds sold and other overnight investments for the three- and six- month periods ended June 30, 2002, respectively. Average balance of federal funds sold and other overnight investments has increased due to deposit growth from our three new branches, while loan growth this year increased more slowly. The increase in interest income earned on federal funds sold was partially offset by a 234 and 277 basis point decrease (one basis point is equal to 1/100 of a percent) for the three- and six- month periods ended June 30, 2002, respectively.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased 10.9% to $1.2 million for the three-month period ended June 30, 2002, and decreased 19.4% to $2.2 million for the six-month period ended June 30, 2002, respectively, when compared to the same periods in 2001. The decrease for the three-month period is primarily due to a 72 basis point or 12.0% decrease on interest rates on such investments partially offset by a 1.1% or $1.0 million increase in the average investment security balance. The decrease for the six-month period ended June 30, 2002 is the result of a 5.2% or $4.7 million decrease in the average investment security balance and 92 basis point or 15.0% decrease in the yield earned compared to the same period last year. Increases in the average investment security balance for the three- month period are the result of the Corporation's increased cash position due to the increased deposits generated by our new branch locations. Decreases for the six-month period in average investment security balances are the result of periodic payments (securities paydowns), normal maturities and security sales. Proceeds were being used to support loan growth during 2001.

                            INTEREST INCOME ON LOANS

     Loan interest income, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 5.0% and 4.0% to $8.1 million and $16.5 million for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001, respectively. The decrease in interest income for these periods is the direct result of 93 and 96 basis point decreases in rates earned on the portfolio as compared to last year partially offset by a past due accrued interest recovery and late charges as a result of restructuring of a large commercial loan relationship and by a 7.1% and 8.3% increase in the average balance of outstanding loans for the three- and six-month periods ended June 30, 2002, respectively. Most of this loan growth occurred in the last three quarters of 2001. Loan growth for the first and second quarter of 2002 has been slow but is expected to pick-up during the rest of the year.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts decreased 33.7% and 34.2% for the three- and six-month periods ended June 30, 2002 to $2.5 million and $5.1 million, compared to $3.8 million and $7.7 million for the same periods in 2001. The decrease for the three-month period is primarily the result of a 40.2% or 157 basis point decrease on rates paid on interest-bearing deposits partially offset by a 10.8% or $41.3 million increase in the average interest bearing deposits balance. The decrease for the six-month period is primarily the result of a 40.0% or 162 basis point decrease on rates paid on interest-bearing deposits partially offset by a 9.6% or $36.6 million increase in the average interest bearing deposits balance compared to the same period last year. The corporation's effective rate on interest-bearing deposits decreased to 2.34% for the three-month period ended June 30, 2002 from 3.91% in 2001. The Corporation's effective rate on interest bearing deposits decreased to 2.43% from the six-month period ended June 30, 2002 from 4.05% in 2001.

     Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be a strong factor. Despite this competition, the Corporation's deposit base continues to grow and is expected to continue to grow as we continue to open new branches and attract new customers with new products and services. Recent growth can be attributed primarily to our three new branch locations located in Lionville, New Garden, and Hershey's Mill. Total deposits continued to grow in these new branches as well as our existing sites. Other new branch sites are currently under review, which if opened, should continue to expand the Corporation's deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements decreased 78.3% and 79.3% to $5 thousand and $12 thousand for the three- and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The decreases are primarily attributable to a 76.6% or 2.2 million and 64.4% or
1.7 million decrease in average balance and a 7.1%, or a 26 basis point decrease, and 42.0%, or a 181 basis point decrease on rates paid on such contracts, compared to the rates paid in the three- and six-month periods ended June 30, 2001, respectively. The decrease is also attributable to the popularity of our overnight cash sweep and tri-party repo programs totaled were $57.2 million at June 30, 2002 and $53.8 million at June 30, 2001. These programs represent funds of our customers invested overnight with third parties and therefore do not appear on our balance sheet. The Corporation earns a fee of approximately 25 basis points on these balances.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on borrowings decreased $57 thousand to $281 thousand for the three-month period ended June 30, 2002 from $338 thousand when compared to the same period in 2001. The decrease is a direct result of 15.1% or 95 basis point decrease in borrowings for the three-month period ending June 30, 2002 when compared to the same period last year. Interest expense on borrowings decreased $86 thousand to $615 thousand for the six-month period ended June 30, 2002 from $701 thousand when compared to the same period in 2001. The decrease is a direct result of 23.4% or a 145 basis point decrease on rates paid and loans maturing this quarter. The need for borrowing decreased during the first half of 2002 as a result of slower loan growth, increased deposits, and funds obtained from sales of investment securities. This lower level of borrowings is expected to continue throughout the year as the funding demand is currently being met by deposit growth. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                            PROVISION FOR LOAN LOSSES

     During the three- and six-month periods ended June 30, 2002, the Corporation recorded a $310 thousand and a $780 thousand provision for loan losses compared to a $135 thousand and a $370 thousand for the same periods in 2001. The allowance for loan losses as a percentage of total loans was 1.49% at June 30, 2002, 1.61% at June 30, 2001 and 1.42% at December 31, 2001,
respectively. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income increased 40.2% to $2.1 million for the three-month period ended June 30, 2002 when compared to the same period in 2001. For the six- month period ended June 30, 2002, total non-interest income increased 38.7% to $4.2 million when compared to the same period in 2001.

     The  primary  component  of  non-interest  income is  Financial  Management
Services ("FMS") revenue, which increased 2.2% and 5.7% to $757 thousand and $1.6 million for the three- and six-month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The market value of FMS assets under management custody grew $56.7 million or 12.4% from $456.5 million at June 30, 2001 to $513.2 million at June 30, 2002. While the overall value of FMS assets under management and custody grew from period to period, much of this growth was obtained from a few new account relationships, which were secured late in the first quarter and income from these assets may not be fully realized until future periods. FMS income is based primarily on the market value of the assets under management. Over the past several months the downturn in the financial markets devalued the portfolio and led to a lower than expected amount of fee income.

     Service charges on deposit accounts increased approximately 48.1% to $437 thousand for the three-months ended June 30, 2002 compared to $295 thousand for the same period in 2001. For the six-month period ended June 30, 2002, service charges on deposit accounts increased 52.7% to $869 thousand compared to $569 thousand for the same period in 2001. This increase can be attributed to the growth in the number and volume of deposit accounts and the introduction of "Bounce Protection" a deposit-related service, which was introduced in July 2001. Management expects this component of non-interest income to continue to grow as deposits grow.

     Investment securities gains also contributed to the increase in non-interest income. For the three-month period ended June 30, 2002, investment security gains increased $81 thousand from $40 thousand to $121 thousand, when compared to the same period in 2001. For the six-month period ended June 30, 2002, investment security gains increased $56 thousand from $65 thousand to $121 thousand, when compared to the same period in 2001. These gains were realized as a result of normal portfolio realignment.

     Other non-interest income increased 89.3% to $744 thousand for the three-months ended June 30, 2002 compared to $393 thousand for the same period in 2001. For the six-month period ended June 30, 2002, other non-interest income increased 78.6% to $1.7 million compared to $948 thousand for the same period in 2001. This increase is primarily the result of a gain of $245 thousand realized on the sale of a piece of OREO property during the first quarter of 2002. Management considers this gain to be non-recurring and is not expected in the future time periods. Additionally, increases in rental income on operating leases and fees earned on residential mortgage sales contributed to the change. Rental income earned on operating leases increased $333.7 thousand for the first six-months ended June 30, 2002 compared to the same period in 2001. Fees on residential mortgage sales increased $86 thousand or 83.4% to $190 thousand for the first six-months ended June 30, 2002 compared to the same period in 2001.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three- and six-month periods ended June 30, 2002 increased 22.9% to $6.5 million and 19.6% to $12.6 million, compared to the same periods in 2001. The various components of non-interest expense changes are discussed below.

     Employee salaries and benefits increased 16.1% to $3.5 million and 15.4% to $6.9 million for the three-month and six-month periods ended June 30, 2002 compared to the same periods in 2001. Increased staff, annual employee raises, promotions and a proportional increase in employee benefits are primarily responsible for the increase. At June 30, 2002, the Corporation employed 233 full time and 53 part time employees compared to 219 full time and 48 part time employees at June 30, 2001. This represents a 6.4% increase in full time and 10.4% increase in part time employees.

     In April 2002, the Corporation announced the promotion of Kevin Quinn to Chief Operating Officer and the creation of two new divisions. The Personal Banking Division, managed by Peter J. D'Angelo, will focus its effort of the branch system, consumer lending, residential mortgage, credit cards, and small business lending. The Business Banking Division, managed by David W. Glarner, will focus its attention on commercial mortgage, commercial lending, leasing, loan administration, and credit administration. The creation of these two Divisions will provide an environment to focus on the total customer relationship as well as facilitate the improvement of officer supervision and management. This will have an impact on this component of non-interest expense but it is expected that these changes will have a positive effect on the efficiency of the lending department and over time reduce the cost of putting a loan on the books. In addition, Linda Hicks was promoted to Executive Vice President of Financial Management Services to assume Mr. Quinn's previous duties.

     Net occupancy, equipment, and data processing expense increased 32.2% and 32.9% to $1.4 million and $2.8 million for the three- and six-month periods ended June 30, 2002, compared to the same periods last year, respectively. The increase is the direct result of the opening of three full service branches during 2001. An increase of 46.3% in building depreciation as well as increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personnel computers and our networking infrastructure.

     Professional Services increased 77.0% and 22.0% to $455 thousand and $714 thousand for the three- and six-month periods ended June 30, 2002 compared to the same periods in 2001. The increase is the result of an increase in audit accounting and consultant fees and legal fees related to one loan relationship.

     Recently the Corporation established a Credit Administration department. The Corporation believes that the establishment of this Credit Administration area as well as other procedural and policy changes will allow the Corporation to improve its performance, productivity and reduce risk. This area will be headed by Richard W. Kauffman, Senior Vice-President. These changes are anticipated to have an impact on this component of the Corporation's Income Statement. Management believes that overtime the efficiences created by this department should reduce the overhead cost of loan overwriting.

     Total other non-interest expense increased 22.6% and 21.4 % to $1.0 million and $2.0 million for the three-month and six-month periods ended June 30, 2002 compared to the same periods in 2001. The increase of the three-month and six-month period is the result of an increase in deposit costs, purchased services and general operating expenses due to the opening of our three new branches.

     Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                              2002                                      2001
                                                     --------------------------------          -------------------------------
                                                        Daily                                    Daily
                                                       Average                                  Average
                                                       Balance     Interest     Rate            Balance     Interest     Rate
                                                       -------     --------     ----            -------     --------     ----
ASSETS
Federal funds sold and other overnight investments  $   21,877     $    105     1.92%         $   7,880      $    84     4.26%
Interest bearing deposits in banks                         182            1     2.20%               156            1     2.56%
Investment securities

    Taxable                                             87,810        1,156     5.27%            86,763        1,302     6.00%
    Tax-exempt (1)                                       1,784           32     7.21%             1,815           31     6.93%
                                                      --------     --------                    --------     --------
        Total investment securities                     89,594        1,188     5.30%            88,578        1,333     6.02%
                                                      --------     --------                    --------     --------
Loans (2)
    Taxable                                            438,170        8,028     7.33%           408,944        8,437     8.25%
    Tax-exempt (1)                                       2,279           41     7.24%             2,480           60     9.60%
                                                      --------     --------                    --------     --------
        Total loans                                    440,449        8,069     7.33%           411,424        8,497     8.26%
                                                      --------     --------                    --------     --------
        Total interest-earning assets                  552,102        9,363     6.78%           508,038        9,915     7.81%
Non-interest earning assets
    Allowance for loan losses                           (6,668)                                  (6,653)
    Cash and due from banks                             23,563                                   24,740
    Other assets                                        22,863                                   19,312
                                                      --------                                 --------
        Total assets                                 $ 591,860                                $ 545,437
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $277,114     $  1,020     1.47%          $236,297       $1,600     2.71%
Certificates of deposits and other time                147,943        1,466     3.96%           147,426        2,152     5.84%
                                                      --------     --------                    --------     --------
   Total interest bearing deposits                     425,057        2,486     2.34%           383,723        3,752     3.91%
Securities sold under repurchase agreements                584            5     3.42%             2,501           23     3.68%
Federal Home Loan Bank advances and                     21,011          281     5.37%            21,455          338     6.30%
                                                      --------     --------                    --------     --------
      other borrowings
   Total interest bearing liabilities                  446,652        2,772     2.48%           407,679        4,113     4.04%
                                                      --------     --------                    --------     --------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                94,514                                   87,279
    Other liabilities                                    5,090                                    5,775
                                                      --------                                 --------
        Total liabilities                              546,256                                  500,733
Stockholders' equity                                    45,604                                   44,704
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 591,860                                $ 545,437
                                                      ========                                 ========
Net interest income                                                 $ 6,591                                  $ 5,802
                                                                      =====                                    =====
Net yield on interest earning assets                                            4.78%                                    4.57%
                                                                                =====                                    =====











(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2002 and 2001.
(2) Non-accruing loans are included in the average balance.

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                              2002                                      2001
                                                     -----------------------------------   -------------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----
ASSETS
Federal funds sold and other overnight investments   $  20,644    $     199      1.93%       $    6,431     $    151     4.70%
Interest bearing deposits in banks                         203            3      2.96%              123            3     4.88%
Investment securities
Taxable                                                 83,777        2,168      5.18%           88,450        2,703     6.11%
    Tax-exempt (1)                                       1,783           65      7.29%            1,812           68     7.48%
                                                      --------     --------                    --------     --------
        Total investment securities                     85,560        2,233      5.22%           90,262        2,771     6.14%
                                                      --------     --------                    --------     --------
Loans (2)
    Taxable                                            439,856       16,362      7.44%          405,068       16,979     8.38%
    Tax-exempt (1)                                       2,393           92      7.70%            3,248          161     9.94%
                                                      --------     --------                    --------     --------
        Total loans                                    442,249       16,454      7.44%          408,316       17,140     8.40%
                                                      --------     --------                    --------     --------
Total interest-earning assets                          548,656       18,889      6.89%          505,132       20,065     7.94%
Non-interest earning assets
    Allowance for loan losses                           (6,626)                                  (6,629)
    Cash and due from banks                             23,128                                   24,486
    Other assets                                        23,041                                   19,013
                                                      --------                                 --------
        Total assets                                 $ 588,199                                $ 542,002
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $278,739     $  1,980      1.42%         $234,448     $  3,382     2.89%
Certificates of deposits and other time                139,654        3,104      4.45%          147,309        4,343     5.90%
                                                      --------     --------                    --------     --------
Total interest bearing deposits                        418,393        5,084      2.43%          381,757        7,725     4.05%
Securities sold under repurchase agreements                959           12      2.50%            2,693           58     4.31%
Federal Home Loan Bank advances and                     25,918          615      4.75%           22,621          701     6.20%
                                                      --------     --------                    --------     --------
     other borrowings
   Total interest bearing liabilities                  445,270        5,711      2.57%          407,071        8,484     4.17%
                                                      --------     --------                    --------     --------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                92,525                                   84,629
    Other liabilities                                    5,138                                    6,022
                                                      --------                                 --------
        Total liabilities                              542,933                                  497,722
Stockholders' equity                                    45,266                                   44,280
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 588,199                                $ 542,002
                                                      ========                                 ========
Net interest income                                                 $13,178                                  $11,581
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.80%                                   4.59%
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

                                  INCOME TAXES

     Income tax expense for the three- and six-month periods ended June 30, 2002 was $509 thousand and $1.2 million, compared to $496 thousand and $992 thousand in the same periods last year. This represents effective tax rates of 28.4% and 29.0% for the three- and six-month periods ended June 30, 2002, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2001 were 27.6% and 27.2%, respectively.

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

                                DEPOSIT ANALYSIS

(Dollars in thousands)                        June 30, 2002                December 31, 2001                 Average Balance
                                      ---------------------------      --------------------------        -----------------------
                                      Average         Effective        Average         Effective         Dollar       Percentage
DEPOSIT TYPE                          Balance           Yield          Balance           Yield           Variance      Variance
------------                          -------         ---------        -------         ---------         --------      ---------

NOW Accounts                        $  77,006           0.41%        $  71,034           1.13%         $  5,972          8.41%
Money Market                           25,346           1.48%           22,490           2.37%            2,856         12.70%
Statement Savings                      51,983           1.53%           47,077           2.53%            4,906         10.42%
Other Savings                           1,583           1.39%            1,758           2.39%             (175)        (9.95%)
CD's Less than $100,000               112,854           4.58%          117,282           5.73%           (4,428)        (3.78%)
                                     --------                         --------                         --------

Total Core Deposits                   268,772           2.49%          259,641           3.58%            9,131          3.52%

Non-Interest Bearing
Demand Deposit Accounts                92,525              -            88,923             -              3,602          4.05%
                                     --------                         --------

Total Core and Non-Interest
  Bearing Deposits                    361,297           1.85%          348,564           2.67%           12,733          3.65%
                                     --------                         --------                         --------

Tiered Savings                        122,821           1.99%           97,641           3.38%           25,180         25.79%
CD's Greater than $100,000             26,800           3.87%           29,734           5.36%           (2,934)        (9.87%)
                                     --------                         --------                         --------

Total Deposits                        510,918           1.99%          475,939           2.98%           34,979          7.35%
                                     --------                         --------                         --------

     The Corporation, as a member of the FHLB, maintains several credit facilities. As of June 30, 2002 the amount outstanding under the Corporation's line of credit with the FHLB was $0. Additionally, the FHLB offers several other credit related products which are available to the Corporation. The Corporation currently has a maximum borrowing capacity with the FHLB of approximately $126.2 million. During the three- and six-month periods ending June 30, 2002, average FHLB advances were approximately $21.0 million and $25.9 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 5.37% and 4.75% respectively. FHLB advances are collateralized by a pledge on the Corporation's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Corporation's FHLB stock.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $190.8 million or 31.9% of total assets at June 30, 2002 compared with a negative $165.2 million or 29.9% of total assets at June 30, 2001. The change in the corporations gap position is the result of an analysis performed on. The Corporations gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. Management monitors interest rate risk as a regular part of Corporation operations with the intention of maintaining a stable net interest margin.

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 2002

(Dollars in thousands)
                                                                    One               Over
                                                   Within        through              five           Non-rate
                                                  one year      five years            years         sensitive        Total
                                                ------------    ----------        ------------      ---------       -------
ASSETS
    Federal funds sold and other
       overnight investments                   $     21,500     $        --       $        --      $        --    $    21,500
    Investment securities                            17,397          43,886            34,022               --         95,305
    Interest bearing deposits in banks                  116              --                --               --            116
    Loans and leases                                166,734         239,665            33,226           (6,561)       433,064
    Cash and cash equivalents                            --              --                --           24,878         24,878
    Premises & equipment                                 --              --                --           15,326         15,326
    Other assets                                         --              --                --            7,173          7,173
                                                 ----------      ----------        ----------       ----------     ----------
       Total assets                            $    205,747     $   283,551       $    67,248      $    40,816    $   597,362
                                                 ==========      ==========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $         --     $        --       $        --      $   100,801    $   100,801
    Non-interest bearing deposit                    385,662          40,874                --               --        426,536
    Repurchase Agreements                               560              --                --               --            560
    FHLB advances and other
       borrowings                                    10,253           1,077             7,142               --         18,472
    Other liabilities                                    --              --                --            4,775          4,775
    Capital                                              --              --                --           46,218         46,218
                                                 ----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    396,475     $    41,951       $     7,142      $   151,794    $   597,362
                                                 ==========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (190,728)     $   241,600       $    60,106      $ (110,978)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (190,728)     $    50,872       $   110,978      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                               (31.9%)            8.5%             18.6%
                                                ==========       ==========        ==========

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

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                          Three Months                      Six Months
                                                                             Ended                            Ended
                                                                            June 30,                         June 30,
                                                                            --------                         --------
(Dollars in thousands)                                                2002            2001             2002            2001
                                                                      ----            ----             ----            ----

Balance at beginning of period                                    $    6,746      $    6,612       $    6,344      $    6,609
                                                                   ---------       ---------        ---------       ---------

Provision charged to operating expense                                   310             135              780             370
                                                                   ---------       ---------        ---------       ---------

    Recoveries of loans previously charged-off                            15              92              281             129
    Loans charged-off                                                   (510)           (135)            (844)           (404)
                                                                   ---------       ---------        ---------       ---------

Net loans charged-off                                                   (495)            (43)            (563)           (275)
                                                                   ---------       ---------        ---------       ---------

Balance at end of period                                          $    6,561      $    6,704       $    6,561      $    6,704
                                                                   =========       =========        =========       =========
Period-end loans outstanding                                      $  439,625      $  415,931       $  439,625      $  415,931
Average loans outstanding                                         $  440,449      $  411,424       $  442,249      $  408,316
Allowance for loan losses as a
  Percentage of period-end loans outstanding                           1.49%           1.61%            1.49%           1.61%

Net charge-offs to average loans
    Outstanding                                                        0.11%           0.01%            0.13%           0.07%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to charge-off all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized by real estate and are in the process of collection. Through the six-month period the increase in charge-offs is principally due to management's decision to write-down additional amounts on a loan previously recongnized as a non-performing loan. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. The newly formed Credit Administration area should assist in improving the components of the allowance of loans and lease losses such as provision expense, recoveries, and charged-off loans.

                         NON-PERFORMING LOANS AND ASSETS

                                                                       June 30,                   December 31,
(Dollars in thousands)                                           2002            2001                 2001
                                                                ------          ------               ------

Past due over 90 days and still accruing                      $    143         $  3,902             $    174

Non-accrual loans                                                2,771            1,869                7,630
                                                              --------         --------             --------

Total non-performing loans                                       2,914            5,771                7,804

Other real estate owned                                            368              727                  831
                                                              --------         --------             --------

Total non-performing assets                                   $  3,282         $  6,498             $  8,635
                                                              ========         ========             ========

Non-performing loans as a percentage
   of total loans (gross)                                        0.66%            1.39%                1.74%

Allowance for loan losses as a
   percentage of non-performing loans                          225.19%          116.17%               81.29%

Allowance for loan losses as a
   percentage of total loans and other real
   estate owned                                                  1.49%            1.56%                1.92%

Allowance for loan losses as a
   percentage of non-performing assets                         199.94%          103.17%               73.47%

     The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at June 30, 2002. Other real estate owned ("OREO") represents residential and commercial real estate written down to realizable value (net of estimated disposal costs) based on professional appraisals. The newly formed Credit Administration area should assist in improving loans past due over 90 days and still accruing, non-accrual loans, as well as other real estate owned.


                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     The balance of impaired loans was $3.2 million, $7.4 million, and $1.4 million at June 30, 2002, December 31, 2001, and June 30, 2001 respectively. The associated allowance for impaired loans was $733 thousand, $820 thousand and $215 thousand at June 30, 2002, December 31, 2001 and June 30, 2001 respectively.

     For the three-month and six-month period ended June 30, 2002, activity in the allowance for impaired loan losses include a provision of $0, write offs of $80 and $87 thousand, respectively, and recoveries of $0 for both periods. Contractual interest amounted to $102 thousand for the three-months ended June 30, 2002 and $241 thousand for the six-months ended June 30, 2002. Cash collected on loans for the three-month and six-month period ended June 30, 2002 was $445 thousand and $460 thousand, respectively. The amount applied to principal was $220 thousand and $235 thousand for the three- and six- month period, respectively, of which $225 thousand was applied to interest.

     For the three-month and six-month period ended June 30, 2001, activity in the allowance for impaired loan losses include a provision of $0, write offs of $0 and $27 thousand, respectively, and recoveries of $6 thousand $0, respectively. No interest income was recorded for both periods while contractual interest amounted to $29 thousand for the three- months ended June 30, 2001 and $55 thousand for the six-months ended June 30, 2001. Cash collected on loans for the three-month and six-month period ended June 30, 2001 was $3 thousand and $8 thousand, respectively, all of which was applied to principal.

                        BRANCHING AND TECHNOLOGY PROJECTS

     The Corporation is planning to open a new branch in the Coatesville area during the next 12 months. The Corporation continually explores new branch opportunities and has several additional sites under review. In June 2002, the Corporation installed a new check imaging system that is integrated into the one banking system that enables our customers to see images of their checks online through the banks Net Teller and Net Cash Manager online banking services. In addition, the Corporation plans to introduce a new integrated branch platform system in the third quarter of 2002 which should "streamline" the account opening process for our customers and improve back office efficiencies.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2001, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                          June 30,            December 31,     "Well Capitalized"
                                          -------------------------     ------------
CAPITAL RATIOS                             2002               2001          2001            Requirements
--------------                             ----               ----          ----         ------------------
    Corporation
Leverage Ratio                             7.68%              8.29%         7.65%                5.00%
Tier I Capital Ratio                       9.65%             10.77%         9.50%                6.00%
Total Risk-Based Capital Ratio            10.90%             12.03%        10.75%               10.00%

       Bank
Leverage Ratio                             7.43%              8.01%         7.42%                5.00%
Tier I Capital Ratio                       9.33%             10.40%         9.22%                6.00%
Total Risk-Based Capital Ratio            10.57%             11.66%        10.47%               10.00%

     In addition, Subsequent to June 30, 2002, The Corporation issued preferred trust securities, as described in the following section titled "Post Balance Sheet Events" a portion of which are counted as Tier 1 Capital.

     The Corporation is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.


                            POST BALANCE SHEET EVENTS

     On July 11, 2002, the Corporation issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through First Chester County Capital Trust I (the "Trust"), a special-purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. The securities provide for quarterly cash distributions calculated at a rate based on the three-month London Inter-bank Offering Rate ("LIBOR") plus 3.65%. The capital securities will be redeemed on October 7, 2032; however the Corporation does have the option to shorten the maturity date to a date not earlier than October 7, 2007. These securities have been structured so that they qualify as Tier 1 Capital of the Corporation. Because this transaction did not occur until July of 2002, these numbers are not reflected in the June 30, 2002 financial statements nor the notes thereof.

            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2001 with the SEC via EDGAR. Please refer to the "Management's Discussion and Analysis" section on pages 24-38 of the Corporation's 2001 Annual Report for additional information.

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

               None

Item 5.  Other Information

               None

Item 6.  Exhibits and Reports on Form 8-K


               (a) Exhibits

     3(i).  Certificate of Incorporation.  Copy of the Corporation's Articles of
            -----------------------------
Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

     3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

     10. Material contracts.
        --------------------

27.      Financial Data Schedule.
--------------------------------

         99.1 Certification of President and Chief Executive Officer

         99.2 Certification of Chief Operating Officer

         99.3 Certification of Treasurer and Principal Accounting and Financial Officer

         99.4 Certification of Assistant Treasurer/Controller

         (b)      Reports on Form 8-K

     A Form 11-K was filed with the SEC on June 28, 2002 pertaining to the issuance of annual report of employee stock purchase.

     A Form 8-K was filed with the SEC on April 7, 2002 pertaining to a press release announcing the 2002 first quarter earnings.

     A Form 8-K was filed with the SEC on April 29, 2002 pertaining to a press release announcing executive management promotions.

     A Form 8-K was filed with the SEC on July 23, 2002 pertaining to a press release announcing second quarter earnings.

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



                        FIRST CHESTER COUNTY CORPORATION


                                                      Charles E. Swope


                                                     /s/ Charles E. Swope
                                                     --------------------
                                                     President


DATE:  August 14, 2002


                                                     Kevin C. Quinn


                                                     /s/ Kevin C. Quinn
                                                     ------------------
                                                     Chief Operating Officer



                                                     J. Duncan Smith


                                                     /s/ J. Duncan Smith
                                                     -------------------
                                                     Treasurer
                                                     (Principal Accounting
                                                     and Financial Officer)

                                  EXHIBIT 99.1

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles
E. Swope, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:__________, 2002                  ___________________________________
                                       Charles E. Swope
                                       President and Chief Executive Officer

                                  EXHIBIT 99.2

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles
E. Swope, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:__________, 2002                   ___________________________________
                                        Kevin Quinn
                                        Chief Operating Officer

                                  EXHIBIT 99.3

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.
Duncan Smith, Treasurer (Principal Accounting and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:__________, 2002                   ___________________________________
                                        J. Duncan Smith
                                        Treasurer (Principal Accounting
                                        and Financial Officer)

                                  EXHIBIT 99.4

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. Benjamin Marsho, Assistant Treasurer/Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:__________, 2002                   ___________________________________
                                        T. Benjamin Marsho
                                        Assistant Treasurer/Controller