Form 10-Q
period 2002-09-30
FIRST CHESTER COUNTY CORP
filed 2002-11-14
CIK 744126

November 14, 2002
                                                              VIA:  EDGARLINK

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria,  VA   22312

                        FIRST CHESTER COUNTY CORPORATION
                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002.



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

         Rick Huff, CPA, Grant Thornton LLP, Philadelphia, PA

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

For the quarterly period ended September 30, 2002, OR
                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.
                    -------


                        FIRST CHESTER COUNTY CORPORATION
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


        Pennsylvania                                  23-2288763
       --------------                                ------------
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


                                 (484) 881-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Common Stock of the Registrant as of November 8, 2002 was 4,424,948.



                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                           PAGE
                                                                                           ----
Part I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements
              Consolidated Statements of Condition
              September 30, 2002 and December 31, 2001                                       4

              Consolidated Statements of Income
              Three- and Nine-Months Ended September 30, 2002 and 2001                       5


              Consolidated Statements of Cash Flows
              Nine-Months Ended September 30, 2002 and 2001                                  6


              Notes to Consolidated Financial Statements                                    7-8


     Item 2 - Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                  9-25

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    26

     Item 4 - Controls & Procedures                                                        26-27


Part II. OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                           28
     Item 2 -   Changes in Securities                                                       28
     Item 3 -   Defaults upon Senior Securities                                             28
     Item 4 -   Submission of Matters to a Vote of Security Holders                         28
     Item 5 -   Other Information                                                           28
     Item 6 -   Exhibits and Reports on Form 8-K                                           28-29

     Signatures                                                                             30


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands - except per share data)
                                                                                              (Unaudited)
                                                                                             September 30,         December 31,
                                                                                                  2002                  2001*
                                                                                             ------------          ------------
ASSETS
    Cash and due from banks                                                                   $    29,510           $    25,595
    Federal funds sold                                                                              4,950                12,400
    Interest bearing deposits in banks                                                                199                   238
                                                                                                  -------               -------

           Total cash and cash equivalents                                                         34,659                38,233
                                                                                                  -------               -------

    Investment securities held-to-maturity (market value of $543 at September
        30, 2002 and $547 December 31,
        2001, respectively)                                                                           538                   531
                                                                                                 --------              --------
    Investment securities available-for-sale at market value                                      115,617                80,210
                                                                                                 --------              --------
    Loans                                                                                         442,504               448,110
    Less allowance for loan losses                                                                 (6,375)               (6,344)
                                                                                                 --------              --------

           Net loans                                                                              436,129               441,766
                                                                                                 --------              --------
    Premises and equipment, net                                                                    14,248                15,584
    Other assets                                                                                    7,477                 8,008
                                                                                                 --------              --------
           TOTAL ASSETS                                                                         $ 608,668             $ 584,332
                                                                                                 ========              ========
LIABILITIES
    Deposits
        Non-interest bearing                                                                    $ 104,391            $   95,107
        Interest-bearing (including certificates of deposit over $100 of
           $24,545 and $28,463 - September 30, 2002 and December 31, 2001,
              respectively)                                                                     $ 428,180               403,718
                                                                                                 --------              --------

           Total deposits                                                                         532,571               498,825

    Securities sold under repurchase agreements                                                     1,003                 4,769
    Federal Home Loan Bank advances and other borrowings                                           18,077                31,751
    Guaranteed preferred beneficial interest in Corporation's
        subordinated debentures                                                                     5,000                   -
    Other liabilities                                                                               4,540                 5,148
                                                                                                 --------              --------

           Total liabilities                                                                      561,191               540,493
                                                                                                 --------              --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;                                   4,800                 4,800
        Outstanding, 4,799,666 shares at September 30, 2002 and
        December 31, 2001.
    Additional paid-in capital                                                                        820                   773
    Retained earnings                                                                              45,896                43,367
    Accumulated other Comprehensive Income (Loss)                                                   1,169                    84
    Treasury stock, at cost: September 30, 2002 - 375,341 and
        December 31, 2001 - 377,721                                                                (5,208)               (5,185)
                                                                                                 --------              --------

           Total stockholders' equity                                                              47,477                43,839
                                                                                                 --------              --------

           Total liabilities and stockholders' equity                                           $ 608,668             $ 584,332
                                                                                                 ========              ========
The accompanying notes are an integral part of these statements.
* Derived from our audited, consolidated financial statements included in our
Annual Report on Form 10-K for the fiscal year ended 12/31/01.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                       Three Months Ended                  Nine Months Ended
                                                                         September 30,                     September  30,
                                                                     ------------------                 --------------------
                                                                   2002              2001                2002           2001
                                                                   ----              ----                ----           ----
INTEREST INCOME
    Loans, including fees                                         7,854             8,203              24,276         25,288
    Investment securities                                         1,315             1,280               3,526          4,028
    Federal funds sold                                              104                30                 304            181
    Deposits in banks                                                 -                 1                   3              5
                                                               --------          --------            --------       --------

                Total interest income                             9,273             9,514              28,109         29,502
                                                               --------          --------            --------       --------

INTEREST EXPENSE
    Deposits                                                      2,301             3,501               7,385         11,226
    Securities sold under repurchase agreements                       6                22                  18             80
    Interest on Trust-Preferred Securities                           65                 -                  65              -
Federal Home Loan Bank advances and other borrowings                262               259                 878            961
                                                               --------          --------            --------       --------

                Total interest expense                            2,634             3,782               8,346         12,267
                                                               --------          --------            --------       --------

                Net interest income                               6,639             5,732              19,763         17,235

    Provision for loan losses                                       875             1,400               1,655          1,770
                                                               --------          --------            --------       --------

                Net interest income after provision
                   for possible loan losses                       5,764             4,332              18,108         15,465
                                                               --------          --------            --------       --------
NON-INTEREST INCOME
    Financial Management Services                                   799               735               2,361          2,213
    Service charges on deposit accounts                             489               422               1,358            991
    Investment securities gains, net                                  -                16                 121             81
    Rental income on operating leases                               212                48                 867            177
Gains on Sale of Fixed Assets                                       140                 4                 140              4
Gains on Sale of Loans                                              279                 6                 469            110
    Other                                                           449               338               1,331          1,053
                                                               --------          --------            --------       --------
                Total non-interest income                         2,368             1,569               6,647          4,629
                                                               --------          --------            --------       --------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                3,398             3,013              10,273          8,971
    Net occupancy, equipment, and data processing                   777               727               2,373          2,051
    Depreciation expense on operating leases                        624               393               1,788          1,142
    FDIC deposit insurance                                           22                21                  65             64
    Bank shares tax                                                 126               119                 354            363
    Professional Services                                           289               231                 978            736
    Other                                                           925             1,165               2,981          2,892
                                                               --------          --------            --------       --------

                Total non-interest expense                        6,161             5,669              18,812         16,219
                                                               --------          --------            --------       --------

                Income before income taxes                        1,971               232               5,943          3,875

INCOME TAXES                                                        569               130               1,719          1,123
                                                               --------          --------            --------       --------

                NET INCOME                                   $    1,402       $       102          $    4,224       $  2,752
                                                               ========          ========            ========       ========

PER SHARE DATA
    Basic earnings per common share                          $     0.32       $      0.02          $     0.96     $     0.62
                                                              =========         =========           =========      =========
    Diluted earnings per common share                        $     0.32       $      0.02          $     0.95     $     0.61
                                                              =========         =========           =========      =========
    Dividends declared                                       $     0.13       $      0.13          $     0.39     $     0.39
                                                              =========         =========           =========      =========

Basic weighted average shares outstanding                     4,442,544         4,416,814           4,422,813      4,444,229
                                                              =========         =========           =========      =========

Diluted weighted average shares outstanding                   4,436,555         4,468,294           4,448,101      4,495,091
                                                              =========         =========           =========      =========

The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    -------------------------------
(Dollars in thousands)                                                                  2002                2001
                                                                                        ----                ----

OPERATING ACTIVITIES
    Net Income                                                                       $ 4,224              $ 2,752
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation                                                                       1,962                1,323
    Provision for loan losses                                                          1,655                1,770
    Amortization of investment security premiums
        and accretion of discounts                                                       367                  252
    Amortization of deferred fees on loans                                              (260)                 278
    Investment securities gains, net                                                    (121)                 (81)
    Decrease (Increase) in other assets                                                  531                 (214)
    (Decrease) in other liabilities                                                     (608)              (1,595)
                                                                                     --------             --------
           Net cash provided by operating activities                                   7,750                4,486
                                                                                     --------             --------

INVESTING ACTIVITIES
    Decrease (Increase) in loans                                                       4,837              (30,035)
    Proceeds from sales of investment securities available-for-sale                   20,066               15,187
    Proceeds from maturities of investment securities available-for-sale               8,578               26,101
    Purchases of investment securities available-for-sale                            (63,783)             (30,177)
    Purchase of premises and equipment, net                                             (626)              (4,823)
                                                                                     --------             --------

           Net cash used in investing activities                                     (30,928)             (23,747)
                                                                                     --------             --------

FINANCING ACTIVITIES
    (Decrease) Increase in securities sold under repurchase agreements               (13,674)               1,059
    Increase in deposits                                                              33,746                4,821
    (Decrease) Increase in Federal Home Loan Bank advances and other borrowings       (3,766)               3,629
    Cash dividends                                                                    (1,726)              (1,744)
    Proceeds from issuance of Guaranteed preferred beneficial interest in
      Corporation's
       Subordinated debentures                                                         5,000                   --
    Treasury stock transactions                                                           24                 (944)
                                                                                     --------             --------

           Net cash provided by financing activities                                  19,604                6,821
                                                                                     --------             --------
              NET INCREASE (DECREASE) IN CASH AND CASH
                   EQUIVALENTS                                                        (3,574)             (12,440)

Cash and cash equivalents at beginning of period                                      38,233               37,973
                                                                                     --------             --------

Cash and cash equivalents at end of period                                          $ 34,659             $ 25,533
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

2. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. Other comprehensive income (loss) net of taxes for the three- and nine-month periods ended September 30, 2002 was $435 thousand and $1.1 million, compared to $1.4 million and $1.7 million in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income described in the preceding sentence) for the three- and nine-month periods ended September 30, 2002 was $1.8 million and $5.3 million, compared to $1.5 million and $4.5 million in the same period last year.

5. On July 20, 2001, FASB issued SFAS 141, and SFAS 142. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will be tested for impairment. The Corporation has no goodwill or intangible assets that would be affected by this provision.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

6. In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

7. On January 1, 2002, the Company adopted Statement of Position (SOP) 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which reconciles and conforms existing differences in the accounting and financial reporting guidance in the AICPA Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and Audits of Finance Companies. It also carries forward accounting guidance for practices deemed to be unique to certain financial institutions. The adoption of this SOP had no impact on the Company's financial position or results of operations.

8. On July 11, 2002, the Corporation issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through First Chester County Capital Trust I (the "Trust"), a special-purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. The securities provide for quarterly cash distributions calculated at a rate based on the three-month London Inter-bank Offering Rate ("LIBOR") plus 3.65%. As of September 30, 2002, the effective interest rate was 5.75%. The capital securities will be redeemed on October 7, 2032; however the Corporation does have the option to shorten the maturity date to a date not earlier than October 7, 2007. These securities have been structured so that they qualify as Tier 1 Capital of the Corporation. 1.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation (the "Corporation") and its wholly-owned subsidiaries, First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, and Turks Head Properties, Inc, and First Chester County Capital Trust I. It should be read in conjunction with the consolidated financial statements included in this report.

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

     These  risks  and  uncertainties  include,  but are  not  limited  to,  the following: (a) loan growth and/or interest rate margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) competition among financial and non-financial institutions in the Corporation's market area that may result in customer turnover and lower interest rate margins; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, and interest rate margins; (f) impact of changes in interest rates on customer behavior; (g) the impact of changes in demographics on branch locations; (h) technological changes; (i) changes in the value of securities and investments managed for others may affect the growth and level of the Corporation's non-interest income;
(j) changes in the credit of our borrowers, the collateral securing our assets or other aspects of credit quality; and (k) our ability to manage the risks involved in the foregoing. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

     Although the Corporation believes that its expectations are based on reasonable assumptions, readers are cautioned that such forward-looking statements are only projections. The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three-month period ended September 30, 2002 was $1.4 million, an increase of $1.3 million as compared to $102 thousand earned during the same period in 2001. Net income for the nine-month period ended September 30, 2002 was $4.2 million, an increase of $1.5 million or 53.49% as compared to $2.8 million earned during the same period in 2001. Earnings for both periods benefited from increases in net interest income as the volume of interest-earning assets and the net yield earned on those assets increased. Contributing to the increase in 2002 net income was a $99 thousand and $274 thousand non-recurring after tax gain on the sale of real estate assets for the three- and nine-month period ended September 30, 2002, respectively, compared to $2 thousand and $44 thousand for the three- and nine-month periods ended September 30, 2001, respectively. Also contributing to the increase in 2002 net income is an after tax gain of $198 thousand and $333 thousand on the sale of residential mortgage assets for the three- and nine-month period ended September 30, 2002, respectively, compared to $3 thousand and $78 thousand for the three- and nine-month periods ended September 30, 2001, respectively. The large percentage increase in net income for the three- and nine-month periods compared to the same periods last year is primarily attributed to the fact that 2001 earnings were affected by a series of interest rate decreases and by large increases in the provision for loan loss expense. Net income for the balance of 2002 and for future time periods may be adversely impacted by the recent (November 7, 2002) 50 basis point reduction (one basis point is equal to 1/100 of a percent) in the federal funds rate and by credit quality issues.

     Basic earnings per share were $0.32 and $0.96 for the three- and nine-month periods ended September 30, 2002, respectively compared to $0.02 and $0.62 per share for the same periods in 2001. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

     During the first half of the year, the Corporation performed a review of its lending structure, resulting in the creation of two new divisions, the Personal Banking Division which will focus its effort on the branch system, consumer lending, residential mortgage, credit cards, and small business lending and the Business Banking Division which will focus its attention on commercial mortgage, commercial lending, leasing, loan administration, and credit administration. Management believes this will enhance asset quality, underwriting practices and productivity. Improvement in credit quality and credit administration remains a high priority leading to improved performance and reduced risk.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                    Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                  -------------------------         --------------------------
                                                     2002            2001             2002              2001
                                                     ----            ----             ----              ----
           SELECTED RATIOS
           Return on Average Assets                  0.92%           0.07%            0.95%             0.67%
           Return on Average Equity                 11.86%           0.90%           12.26%             8.19%
           Net interest margin                       4.71%           4.47%            4.76%             4.53%
           Earnings Retained                        58.92%        -464.71%           59.14%            36.66%
            Dividend Payout Ratio                   41.08%         564.71%           40.86%            63.34%
            Book Value Per Share                  $ 10.73         $ 10.12          $ 10.73           $ 10.12

The "Consolidated Average Balance Sheet" on pages 16 and 17 may assist the reader in following this discussion.

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 2002, on a tax equivalent basis, was $6.6 million and $19.8 million, compared to $5.7 million and $17.3 million for the same periods in 2001, an increase of 15.7% and 14.6%, respectively. The increase in tax equivalent net interest income for both periods was the result of an increase in average interest-earning assets and lower yields paid on interest-earning liabilities, partially offset by a decrease in the average yield earned on average interest-earning assets. The Corporation anticipates the continued, strong pricing competition for new high quality loan business will keep pressure on the net yield earned on interest-earning assets in future time periods.

     Average interest-earning assets for the third quarter of 2002 were $565.7 million an increase of 9.7% compared to $515.5 million of average interest earning assets in the same period last year. For the nine months ended September 30, 2002, average interest-earning assets increased to $554.4 or 9.0% as compared to $508.6 million of average interest-earning assets in the same period last year. The increase in average interest-earning assets for both the three and nine month periods was the direct result of increases in average loans outstanding, funds invested in Federal funds and other overnight investments, and investment securities. The recent (November 7, 2002) 50 basis point rate decrease may adversely impact this portion of net income for the remainder of 2002 and 2003.

     Net yields on interest-earning assets, on a tax equivalent basis, were 4.71% and 4.76% for the three- and nine-month periods ended September 30, 2002, respectively, compared to 4.47% and 4.53% for the same periods in 2001, an increase of 24 and 23 basis points or 5.37% and 5.08%, respectively. The increase in the average net-yield on interest-earning assets for the three- and nine-month periods in 2002 was primarily the result of a rapid decrease in the average yield on interest-bearing liabilities that outpaced the decrease in the yield on interest-earning assets. Additionally, the yields on interest-earning assets in 2001 were affected by the reversal of interest and fee income associated with a large loan balances that was placed on non-accrual during the third quarter of 2001. The average yield earned on interest earning assets decreased 2.5% or 82 basis points to 6.58% and 4.7% or 97 basis points to 6.77% for the three- and nine-month periods ended September 30, 2002 compared to the same periods in 2001. The average yield paid on interest-bearing liabilities decreased 30.4% or 121 basis points to 2.32% and 32.0% or 152 basis points to 2.48% for the three- and nine-month periods ended September 30, 2002 compared to the same periods in 2001.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                     Three Months               Nine Months
Yield On:                                        Ended September 30,          Ended September 30,
---------                                        -------------------          -------------------
                                                   2002       2001             2002         2001
                                                   ----       ----             ----         ----
Interest Earning Assets                            6.58%      7.40%            6.77%        7.74%
Interest Bearing Liabilities                       2.30%      3.53%            2.47%        4.00%
                                                   ----       ----             ----         ----
Net Interest Spread                                4.28%      3.87%            4.30%        3.74%
Contribution of Interest Free Funds                0.43%      0.60%            0.46%        0.79%
                                                   ----       ----             ----         ----
Net Yield on Interest Earning Assets               4.71%      4.47%            4.76%        4.53%
                                                   ====       ====             ====         ====


                      INTEREST INCOME ON FEDERAL FUNDS SOLD

     Interest income on Federal funds sold and other overnight investments for the three- and nine-month periods ended September 30, 2002, increased 246.7% and 67.4% to $104 thousand and $304 thousand, respectively, when compared to the same periods in 2001. The increase in interest income on Federal funds sold and other overnight investments is the direct result of increases in the average balance of federal funds sold and other overnight investments $19.1 million, or 538.2%, and a $15.9, million or 290.5%, for the three- and nine-month periods ended September 30, 2002, respectively, when compared to the same period last year. The average balance of federal funds sold and other overnight investments increased more due to deposit growth from our three new branches and existing branches, while loan growth this year has increased more slowly due to the general slowdown in demand through the third quarter and competition for new loans. The increase in interest income earned on federal funds sold was partially offset by a 154 and 253 basis point decrease in rates earned on such investments for the three- and nine-month periods ended September 30, 2002, respectively.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities for the three-month period ended September 30, 2002 increased 2.7% to $1.3 million, and decreased 12.4% to $3.6 million for the nine-month period ended September 30, 2002, when compared to the same periods in 2001. The increase in interest income on investment securities for the three-month period is primarily the result of an increase in the average investment security balance of $17.3 million or 19.8% partially offset by an 84 basis point, or 14.2%, decrease in the yield earned on investment securities compared to the same period last year. For the nine-month period, the decrease in interest income on investment securities was due to a 91 basis point, or 15.0%, decrease in the yield earned, partially offset by an increase in the average balance of 3.0% when compared to the same period last year.
                            INTEREST INCOME ON LOANS

     Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 4.3% and 4.0% to $7.9 million and $24.3 million for the three- and nine-month periods ending September 30, 2002, respectively, compared to the same periods last year. The decrease for both periods is the direct result of 57 and 81 basis point decrease in the yield earned on the portfolio partially offset by an increase in average balances of $13.7 million or 3.2% and $27.1 million or 6.6% as compared to the same periods in 2001. In addition, a large recovery of past due accrued interest and late charges related to the restructuring of one large commercial loan relationship in 2002 partially offset the decrease in the interest income earned on loans for both periods.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts for the three- and nine-month period ended September 30, 2002 decreased 34.3% and 34.2% to $2.3 million and $7.4 million, respectively, when compared to the same periods in 2001. The decrease in both periods is a result of 133 and 158 basis point, or 38.6% and 40.5%, decreases in rates paid on interest-bearing deposits partially offset by 7.0% and 10.3% increases in the average interest-bearing deposit balance to $434.0 million and $423.6 million for the three- and nine-month period ended September 30, 2002, respectively, compared to the same periods last year.

     Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be strong. Despite this competition, the Corporation's deposit base continues to grow and is expected to grow as we continue to open new branches and attract new customers with new services. Total deposits continue to grow in our new branches as well as at our existing sites. The Corporation continually explores for new branch sites to expand its core deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements for the three-month period ended September 30, 2002 decreased 72.7% to $6 thousand from $22 thousand in 2001. This decrease is primarily the result of an 80.0% decrease in the average balance on securities sold under repurchase agreements partially offset by an increase of 108 basis point or 36.2% on rates paid on such contracts, compared to the rates paid in September 30, 2001. For the nine-month period ending September 30, 2002, interest expense on securities sold under repurchase agreements decreased 77.5% from $80 thousand to $18 thousand compared to the same period in 2001. Decreases for this period are the result of a 70.0% decrease in the average balance and a 96 basis point or 25.1% decrease on interest paid on such contracts. The decrease is also attributable to the popularity of our overnight cash sweep and tri-party repo program which totaled $82.8 million at September 30, 2002 and $47.8 million at September 30, 2001. These programs represent funds of our customers invested overnight with third parties and therefore do not appear on our balance sheet. The Corporation earns a fee of approximately 25 basis points on these balances.


    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on Federal Home Loan Bank (FHLB) advances and other borrowings for the three-month period ended September 30, 2002 increased 1.2% to $262 thousand from $259 thousand compared to the same period in 2001. This increase is primarily the result of a 62 basis point or 12.1% increase in rates paid on such borrowings partially offset by a 9.7% or $2.0 million decrease in the average balance of such borrowings. The interest expense on FHLB advances and other borrowings for the nine-month period ended September 30, 2002 decreased $83 thousand or 8.6%. The decrease can be attributed to an 85 basis point or 14.5% decrease in the rates paid partially offset by a $1.5 million or 70.6% increase in the average balance of such borrowings. The need for borrowings has decreased during 2002 as a result of slower loan growth, increased deposits, and funds obtained from sales of investment securities. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                            PROVISION FOR LOAN LOSSES

     The Corporation recorded a provision for loan losses for the three- and nine-month period ended September 30, 2002 of $875 thousand and a $1.7 million, respectively, compared to $1.4 million and $1.8 million for the same periods in 2001. The increased provision for loan losses taken in 2002 is the result of amounts included for loan write-downs in the third quarter of 2002. The provisions for loan losses taken during 2001 included amounts for loan write-downs and charge-offs of several commercial loans to borrowers who had some operating difficulties and/or had been impacted by changes in the economy. Additionally, the provision was increased in both years to provide for increased levels of delinquent loans and for normal loan growth. The allowance for loan losses as a percentage of total loans was 1.44% at September 30, 2002, 1.45% at September 30, 2001 and 1.42% at December 31, 2001, respectively. Management believes that the allowance for loan losses is adequate based on its current assessment of probable and estimated losses. See the section titled "Allowance for Loan Losses" and "Non-Performing Loans and Assets" for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income increased 50.9% to $2.4 million for the three-month period ended September 30, 2002 when compared to the same period in 2001. For the nine-month period ended September 30, 2002, total non-interest income increased 43.6% to $6.6 million when compared to the same period in 2001.

     The  primary  component  of  non-interest  income is  Financial  Management
Services ("FMS") revenue, which increased 8.7% and 6.7% to $799 thousand and $2.4 million for the three- and nine-month periods ending September 30, 2002, respectively, compared to September 30, 2001. The market value of FMS assets under management custody grew $26.2 million, or 5.6%, from $469.4 million at September 30, 2001 to $495.6 million at September 30, 2001. The increase in Financial Management Services revenue and growth in assets under management and custody can be attributed to strong business development efforts focusing on local individuals, businesses, and political and governmental units, which generated new asset management accounts, partially offset by declines in equity values due to stock market fluctuations.

     Service charges on deposit accounts increased approximately 15.9% to $489 thousand for the three-months ended September 30, 2002 compared to $422 thousand for the same period in 2001. For the nine-month period ended September 30, 2002, service charges on deposit accounts increased 37.0% to $1.4 million compared to $991 thousand for the same period in 2001. This increase can be attributed to the growth in the number and volume of deposit accounts and the introduction of "Bounce Protection" a deposit-related service, which was introduced in July 2001. Management expects this component of non-interest income to continue to grow as deposits grow.

     Gains on the sale of investment securities also contributed to the increase in non-interest income. For the three-month period ended September 30, 2002, gains on the sale of investment securities were less than one thousand dollars. For the nine-month period ended September 30, 2002, gains on sale of investment securities increased 49.4% from $81 thousand to $121 thousand, when compared to the same period in 2001. These gains were realized as a result of normal portfolio management and to take advantage of the current rate environment.

     The Corporation has an operating lease agreement with one of its customers, its income is classified as "Rental Income". Rental income on operating lease agreements for the three-month period ended September 30, 2002 increased $164 thousand from $48 thousand to $212 thousand when compared to the same period in 2001. For the nine-month period, rental income increased $690 thousand from $177 thousand to $867 thousand when compared to the same period in 2001.

     Gains on the sale of fixed assets for the three- and nine-month period ended September 30, 2002 increased $136 thousand from $4 thousand to $140 thousand when compared to the same periods last year. The increase was due to the sale of a piece real property adjacent to its Lionville branch and is non-recurring.

     Gains and fee income generated in the sale of Residential Mortgage loans for the three-month period ended September 30, 2002 increased $273 thousand from $6 thousand to $279 thousand compared to the same period in 2001. For the nine-month period, gains on sale of loans increased $359 thousand from $110 thousand to $469 thousand when compared to the same period last year. Increases in both periods are primarily the result of a high volume of residential mortgage sales due to higher originations of residential mortgage resulting of record low mortgage interest rates.

     Other non-interest income increased $111 thousand and $278 thousand for the three- and nine-month periods ended September 30, 2002 when compared to the same periods in 2001. The primary component of the increase in the nine-month period can be attributable to gains on the sale of Other Real Estate Owned (`OREO'). Gains on the sale of OREO for the nine-month period ended September 30, 2002 increased $187 thousand from $58 thousand to $245 thousand when compared to the same periods last year. The gain was the result of the sale of a piece of foreclosed property that occurred in the first quarter of this year. The increases in other non-interest income can also be attributed to revenue increases in ATM, MAC debit card, merchant income, safe deposit box income, wealth advisory, and other miscellaneous income.



                              NON-INTEREST EXPENSE

     Total non-interest expense for the three- and nine-month periods ended September 30, 2002 increased 8.7% to $6.2 million and $16.0% to $18.8 million, compared to the same periods in 2001. The various components of non-interest expense changes are discussed below.

     Employee salaries and benefits increased 12.8% to $3.4 million and 14.5% to $10.3 million for the three-month and nine-month periods ended September 30, 2002 compared to the same periods in 2001. Increased staff, annual employee raises, promotions and a proportional increase in employee benefits are primarily responsible for the increases. At September 30, 2002, the Corporation employed 235 full time and 49 part time employees compared to 208 full time and 53 part-time in September 30, 2001.

     Net occupancy, equipment, and data processing expense increased 6.9% to $777 thousand and 15.7% to $2.4 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to the same periods last year. The increase is the direct result of the opening of three full service branches during 2001. A 31.6% and 40.5% increase in building depreciation for the three- and nine-month periods ended September 30, 2002 as well as increased computer and related equipment costs associated with the expansion, upgrading and maintenance of personnal computers and our networking infrastructure contributed to the increase.

     Depreciation on operating leases increased 58.8% to $624 thousand and 56.6% to $1.8 million for the three- and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001. This depreciation expense is the result of an operating lease agreement the Corporation has with one of its customers. The income associated with this operating lease is classified as Rental Income.

     Professional Services increased 25.1% to $289 thousand and 32.9% to $978 thousand for the three- and nine-month period ended September 30, 2002, respectively, compared to the same periods in 2001. The increase is the result increased audit, accounting, consultant fees, and legal fees related to work-out activities involving one large loan relationship.

     Total other non-interest expense decreased 20.6% to $925 thousand for the three month period ended September 30, 2002 compared to the same period last year. For the nine-month period ended September 30, 2002, total other non-interest expense increased 3.1% to $3.0 million compared to the same period in 2001. The increase for the nine-month period is the result of an increases in loan related costs, deposit costs, purchased services, marketing and general operating expenses related to the opening of our three new branches.

     As discussed above, the Corporation has established a Credit Administration department. The Corporation believes that the establishment of this Credit Administration area as well as other procedural and policy changes will allow the Corporation to improve its performance and productivity and reduce risk. These changes are anticipated to have an impact on this component of the

Corporations   Income  Statement.   Management   believes  that  over  time  the
efficiencies created by this department should reduce the overhead cost of loan underwriting.

     Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increase in costs will be offset, over time, by an increase in net interest and fee income generated by business in the new marketing areas.

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                               2002                                     2001
                                                     --------------------------------------   ----------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----
ASSETS
Federal funds sold                                 $    22,651   $      104      1.84%        $   3,549  $        30       3.38%
Interest bearing deposits in banks                         224            1      1.79%              141            1       2.84%
Investment securities
    Taxable                                            102,782        1,293      5.03%           85,491        1,258       5.89%
    Tax-exempt (1)                                       1,796           32      7.18%            1,822           32       6.96%
                                                      --------     --------                    --------     --------
        Total investment securities                    104,578        1,325      5.07%           87,313        1,290       5.91%
                                                      --------     --------                    --------     --------
Loans (2)
    Taxable                                            435,956        7,822      7.18%          422,143        8,164       7.74%
    Tax-exempt (1)                                       2,254           47      8.39%            2,391           57       9.52%
                                                      --------     --------                    --------     --------
        Total loans                                    438,210        7,869      7.18%          424,534        8,221       7.75%
                                                      --------     --------                    --------     --------
        Total interest earning assets                  565,663        9,300      6.58%          515,537        9,542       7.40%
Non-interest earning assets
    Allowance for possible loan losses                  (6,565)                                  (6,724)
    Cash and due from banks                             25,606                                   21,574
    Other assets                                        22,882                                   21,159
                                                      --------                                 --------
        Total assets                                $  607,586                                $ 551,546
                                                     =========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits               $  301,854   $    1,033      1.37%        $ 242,516   $    1,437       2.37%
Certificates of deposits and other time                132,108        1,268      3.84%          162,892        2,064       5.07%
                                                      --------     --------                    --------     --------
   Total interest bearing deposits                     433,962        2,301      2.12%          405,408        3,501       3.45%
Securities sold under repurchase agreements         $      591   $        6      4.06%        $   2,957   $       22       2.98%
Guaranteed Preferred beneficial interest in
  Corporation's subordinated debentures                  4,457           65      5.75%               --           --         --
Federal Home Loan Bank advances and
   other borrowings                                     18,262          262      5.74%           20,228          259       5.12%
                                                      --------     --------                    --------     --------
   Total interest bearing liabilities                  453,195        2,634      2.30%          428,593        3,782       3.53%
                                                      --------    ---------                    --------     --------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                97,647                                   72,259
    Other liabilities                                    9,478                                    5,492
                                                      --------                                 --------
        Total liabilities                              560,320                                  506,344
Stockholders' equity                                    47,266                                   45,202
                                                      --------                                 --------

        Total liabilities and stockholders' equity  $  607,586                               $  551,546
                                                     =========                                =========

Net interest income                                                  $6,666                                   $5,760
                                                                      =====                                    =====

Net yield on interest earning assets                                             4.71%                                   4.47%
                                                                                 =====                                   =====






(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2002 and 2001.
(2)      Non-accruing loans are included in the average balance.

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                               2002                                      2001
                                                     --------------------------------------   -----------------------------------
                                                        Daily                                    Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----
ASSETS
Federal funds sold                                  $   21,320      $   303      1.89%        $   5,460      $   181       4.42%
Interest bearing deposits in banks                         210            3      1.90%              129            5       5.17%
Investment securities
    Taxable                                             90,182        3,460      5.12%           87,453        3,961       6.04%
    Tax-exempt (1)                                       1,787          100      7.44%            1,815          101       7.42%
                                                      --------     --------                    --------     --------
        Total investment securities                     91,969        3,560      5.16%           89,268        4,062       6.07%
                                                      --------     --------                    --------     --------
Loans (2)
    Taxable                                            438,541       24,135      7.34%          410,821       25,068       8.14%
    Tax-exempt (1)                                       2,347          141      7.98%            2,961          220       9.92%
                                                      --------     --------                    --------     --------
        Total loans                                    440,888       24,276      7.34%          413,782       25,288       8.15%
                                                      --------     --------                    --------     --------
Total Interest Earning Assets                          554,387       28,142      6.77%          508,639       29,536       7.74%
Non-interest earning assets
    Allowance for possible loan losses                  (6,605)                                  (6,661)
    Cash and due from banks                             23,963                                   23,504
    Other assets                                        23,987                                   19,736
                                                      --------                                 --------
        Total assets                                 $ 594,732                                 $545,218
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                $ 286,529       $3,012      1.40%         $237,167       $4,820       2.71%
Certificates of deposits and other time                137,111        4,373      4.25%          147,010        6,406       5.81%
                                                      --------     --------                    --------     --------
   Total interest bearing deposits                     423,640        7,385      2.32%          384,177       11,226       3.90%
Securities sold under repurchase agreements                835           18      2.87%            2,782           80       3.83%
Guaranteed Preferred beneficial interest in
 Corporation's subordinated debentures                   2,384           65      5.75%               --           --          --
Federal Home Loan Bank advances and
   other borrowings                                     23,338          878      5.02%           21,815          961       5.87%
                                                      --------     --------                    --------     --------
   Total interest bearing liabilities                  447,941        8,346      2.47%          408,774       12,267       4.00%
                                                      --------     --------                    --------     --------
Non-interest bearing liabilities
    Non-interest bearing demand deposits                94,251                                   86,010
    Other liabilities                                    6,600                                    5,843
                                                      --------                                 --------
        Total liabilities                              548,792                                  500,627
Stockholders' equity                                    45,940                                   44,791
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 594,732                                $ 545,218
                                                      ========                                 ========
Net interest income                                                 $19,796                                  $17,269
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.76%                                   4.53%
                                                                                 =====                                   =====











(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2002 and 2001.
(2) Non-accruing loans are included in the average balance.

                                  INCOME TAXES

     Income tax expense for the three- and nine-month periods ended September 30, 2002 was $569 thousand and $1.7 million, compared to $130 thousand and $1.1 million in the same periods last year. This represents effective tax rates of 28.8% and 28.9% for the three- and nine-month periods ended September 30, 2002, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2001 was 56.0% and 28.9%, respectively.


               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation is funding available from deposit growth, FHLB, and cash flow from the investment and loan portfolios. In addition, new deposits to NOW, money-market, savings, and smaller denomination certificates of deposit accounts provide additional liquidity. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a three-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

                                DEPOSIT ANALYSIS

                                                   (Annualized)
(Dollars in thousands)                           September 30, 2002            December 31, 2001             Average Balance
                                              ------------------------     ------------------------     -------------------------
                                              Average       Effective      Average       Effective        Dollar      Percentage
                                              Balance          Yield       Balance          Yield       Variance       Variance
                                              -------       ----------     -------       ----------     --------      -----------
NOW Accounts                                 $ 79,063          0.41%       $ 71,034         1.13%       $ 8,029          11.30%
Money Market                                   25,216          1.45          22,490         2.37          2,726          12.12
Statement Savings                              52,832          1.51          47,077         2.53          5,755          12.22
Other Savings                                   1,644          1.38           1,758         2.39           (114)         (6.48)
CD's Less than $100,000                       111,138          4.38         117,282         5.73         (6,144)         (5.24)
                                             --------                      --------                    --------

Total Core Deposits                           269,893          2.36         259,641         3.58         10,252           3.95

Non-Interest bearing
  Demand Deposit Accounts                      94,251            --          88,923           --          5,328           5.99
                                             --------                      --------                    --------

Total Core and Non-Interest
  Bearing Deposits                            364,144          1.75         348,564         2.67         15,580           4.47
                                             --------                      --------                    --------

Tiered Savings                                127,774          1.96          97,641         3.38         30,133          30.86
CD's Greater than $100,000                     25,973          3.70          29,734         5.36         (3,761)        (12.65)
                                             --------                      --------                    --------

Total Deposits                              $ 517,891          1.90       $ 475,939         2.98       $ 41,952           8.81
                                             ========                      ========                    ========

     The Bank, as a member of the FHLB, maintains several credit facilities. As of September 30, 2002 the amount outstanding under the Bank's line of credit with the FHLB was $ -0-. Additionally, the FHLB offers several other credit related products which are available to the bank. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $128.4 million. During the three- and nine-month periods ending September 30, 2002, average FHLB advances were approximately $18.3 million and $23.3 million, respectively, consisting of term advances representing a combination of maturities in each period. The average interest rates on these advances were approximately 7.16% and 5.39% during the three- and nine-month periods ending September 30, 2002, respectively. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $80.8 million or
13.3% of total assets at September 30, 2002, compared with negative $190.4 million or 34.0% at September 30, 2001, respectively. The Corporation's gap position is just one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that Management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee (`ALCO') policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of Corporate operations with the intention of maintaining a stable net interest margin.


                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 2002

(Dollars in thousands)
                                                                    One              Over
                                                   Within         through            five           Non-rate
                                                  one year       five years          years          sensitive         Total
                                                ------------    ------------      ------------    -------------    -----------
ASSETS
    Federal funds sold                         $      4,950     $        --       $        --      $        --    $     4,950
    Investment securities                            36,771          42,555            36,829               --        116,155
    Interest bearing deposits in banks                  199              --                --               --            199
    Loans and leases                                178,950         234,922            28,632           (6,375)       436,129
    Cash and cash equivalents                            --              --                --           29,510         29,510
    Premises & equipment                                 --              --                --           14,248         14,248
    Other assets                                         --              --                --            7,477          7,477
                                                  ---------       ---------         ---------        ---------     ----------
       Total assets                            $    220,870     $   277,477       $    65,461      $    44,860    $   608,668
                                                  =========       =========         =========        =========     ==========

LIABILITIES AND CAPITAL
    Non-interest bearing deposit               $         --     $        --       $        --      $   104,391    $   104,391
    Interest bearing deposits                       285,419          39,433           103,328               --        428,180
    Borrowed funds                                    1,003              --                --               --          1,003
    FHLB Term Advance                                10,257           1,201             6,619               --         18,077
    Guaranteed Preferred Securities                   5,000              --                --               --          5,000
    Other liabilities                                    --              --                --            4,540          4,540
    Capital                                             --               --                --           47,477         47,477
                                                  ---------       ---------         ---------        ---------      ---------
       Total liabilities & capital             $    301,679     $    40,634       $   109,947      $   156,408    $   608,668
                                                  =========       =========         =========        =========      =========
    Net interest rate
      sensitivity gap                          $    (80,809)    $   236,843       $  (44,486)      $ (111,548)    $        --
                                                  =========       =========         =========        =========      =========
    Cumulative interest rate
      sensitivity gap                          $    (80,809)    $   156,034       $   111,548      $        --    $        --
                                                  =========       =========         =========        =========      =========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (13.3%)          25.6%              18.3%
                                                  =========       =========         ==========

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


          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                        Three Months                        Nine Months
                                                                           Ended                               Ended
                                                                        September 30,                       September 30,
                                                                    -----------------------           -------------------------
(Dollars in thousands)                                               2002             2001              2002              2001
                                                                     ----             ----              ----              ----

Balance at beginning of period                                   $   6,561        $  6,704           $  6,344            $ 6,609
                                                                   -------         -------            -------            -------
Provision charged to operating expense                                 875           1,400              1,655              1,770
                                                                   -------         -------            -------            -------
    Recoveries of loans previously charged-off                          23              18                305                147
    Loans charged-off                                               (1,084)         (1,840)            (1,929)            (2,244)
                                                                   -------         -------            -------            -------
Net loans charged-off                                               (1,061)         (1,822)            (1,624)            (2,097)
                                                                   -------         -------            -------            -------
Balance at end of period                                         $   6,375        $  6,282           $  6,375            $ 6,282
                                                                   =======         =======            =======            =======

Period-end loans outstanding                                     $ 442,504       $ 434,549          $ 442,504          $ 434,549

Average loans outstanding                                        $ 438,210       $ 424,534          $ 440,888           $413,782

Allowance for possible loan losses as a
    percentage of period-end loans outstanding                        1.44%           1.45%              1.44%             1.45%

Ratio of net charge-offs to average loans
    outstanding (annualized)                                          0.24%           0.43%              0.37%             0.51%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause management to have doubts as to the borrower's ability to comply with loan repayment terms. As of September 30, 2002, the levels of non-performing loans and assets have been reduced from the levels in 2001. However, the level of non-performing loans has increased $2.8 million from June 30, 2002. Non-performing loans reduce the Corporation's earnings because interest income is not earned on such assets. Management has taken aggressive steps to correct the downward trend and correct and control current and future credit quality issues. The newly formed Credit Administration department is intended to assist management to improve the components of the allowance of loans and lease losses including the provision for loan and lease loss, recoveries, and charge-off loans. The following chart represents detailed information regarding non-performing loans:


                         NON-PERFORMING LOANS AND ASSETS

                                                                September 30,              December 31,
                                                                -------------              ------------


Dollars in thousands)                                      2002             2001               2001
                                                           ----             ----               ----

Past due over 90 days and still accruing                $    270         $     58            $   174

Non-accrual loans                                          5,410            9,092              7,630
                                                         -------          -------            -------
Total non-performing loans                                 5,680            9,150              7,804

Other real estate owned                                      473              727                831
                                                         -------          -------            -------

Total non-performing assets                              $ 6,153          $ 9,877            $ 8,635
                                                         =======          =======            =======

Non-performing loans as a percentage
     of total loans                                         1.28%            2.11%              1.74%

Allowance for possible loan losses as a
   percentage of non-performing loans                     112.24%           68.66%             81.29%

Non-performing assets as a percentage
   of total loans and other real estate owned               1.39%            2.27%              1.92%

Allowance for possible loan losses as a
  percentage of non-performing assets                     103.61%           63.60%             73.47%

     Even though the above ratios indicate the allowance for loan losses as a percentage of non-performing loans does not exceed the principal balances of all non-performing loans at September 30, 2002, management feels that the allowance for loan losses is adequate based on Management's current assessment of probable estimated losses. Other Real Estate Owned ("OREO") represents residential and commercial real estate owned by the Corporation following default by borrowers and has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. The newly formed Credit Administration department should assist in improving loans past due over 90 days and still accruing, non-accrual loans, as well as other real estate owned.

                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     FASB114 "Accounting by Creditors for Impairment of Loans" requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of such impaired loans was $5.9 million, $7.4 million, and $8.6 million at September 30, 2002, December 31, 2001, and September 30, 2001 respectively. The associated allowance for impaired loans was $500 thousand, $820 thousand $865 thousand at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

     For the three-month and nine-month periods ended September 30, 2002, activity in the allowance for impaired loan losses include a provision of $233 and write off's of $103 thousand and $190 thousand, respectively, and recoveries of $0 for both periods. For the three- and nine- month period ended September 30, 2001, activity in the allowance for impaired loan losses include a provision of $680 thousand and write off's of $30 thousand and $57 thousand, respectively, and recoveries of $0 for both periods. Contractual interest amounted to $95 thousand for the three-months ended September 30, 2002 and $336 thousand for the nine-months ended September 30, 2002 compared to $99 thousand and $57 thousand in 2001, respectively. Cash collected on loans for the three-month and nine-month period ended September 30, 2002 was $110 and $570 thousand, respectively, all of which $110 thousand and $345 thousand was applied to principal and no interest income was recorded. Cash collected on loans for the three-month and nine-month period ended September 30, 2001 was $57 thousand and $65 thousand, respectively, all of which was applied to principal and no interest income was recorded.

                        BRANCHING AND TECHNOLOGY PROJECTS

     The Corporation is planning to open a new branch in the Coatesville area during the next 12 months. The Corporation continually explores new branch opportunities and has several additional sites under review. In June 2002, the Corporation installed a new check imaging system that is integrated into the core banking system that enables our customers to see images of their checks online through the Bank's Net Teller and Net Cash Manager online banking services. In addition, the Corporation introduced a new integrated branch platform system in September 2002 which should streamline the account opening process for our customers and improve back office efficiencies.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2002, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1991. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.



RISK-BASED                                      September 30,               December 31,         "Well Capitalized"
                                         -------------------------         -------------
CAPITAL RATIOS                             2002               2001              2001                 Requirements
--------------                             ----               ----              ----            --------------------
Corporation
-----------
Leverage Ratio                             8.44%              7.74%              7.65%                  5.00%
Tier I Capital Ratio                      10.79%             10.06%              9.50%                  6.00%
Total Risk-Based Capital Ratio            12.04%             11.33%             10.75%                 10.00%

Bank
Leverage Ratio                             8.22%              7.66%              7.42%                  5.00%
Tier I Capital Ratio                      10.51%              9.81%              9.22%                  6.00%
Total Risk-Based Capital Ratio            11.76%             11.06%             10.47%                 10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

     The Corporations and the Banks Risk-Based Capital ratios were positively impacted by the July 11, 2002 issuance of preferred capital securities (see note 8 on page 8 for more detail).

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2001, with the SEC via EDGAR. Please refer to the "Management's Discussion and Analysis" section on pages 24-38 of the Corporation's 2001 Annual Report for additional information.

                         ITEM 4. CONTROLS AND PROCEDURES

     Appearing immediately following the "Signatures" section of this Quarterly Report there are four certifications, one by each of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and our Controller (the "Section 302 Certifications"). This section of the Quarterly Report which you are currently reading contains information concerning the evaluation of the Corporation's disclosure controls and procedures and matters regarding our internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     The Securities and Exchange Commission (the "SEC") requires that within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Company's disclosure controls and procedures in this report.

     "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     The SEC also requires that the CEO and CFO certify certain matters regarding the Company's "internal controls."

     "Internal controls" mean our procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. The Corporation evaluates its internal controls annually as banking regulations dictate.

     Among the matters our CEO, COO, CFO, and Controller certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the Company's internal controls have been disclosed to the Corporation's auditors and the audit committee of the Corporation's Board of Directors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     The Corporation's management, including the CEO, COO, CFO, and Controller, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based upon their evaluation of the disclosure controls and procedures, our CEO, COO, CFO, and Controller have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries is made known to management, including the CEO, COO, CFO, and Controller, on a timely basis.

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, subsequent to the date of our last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

               None

Item 5.  Other Information

               None

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

               The following is a list of exhibits to this report:

     3(i).  Certificate of Incorporation.  Copy of the Corporation's Articles of
            ----------------------------
Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

     3(ii).  Bylaws of the Corporation,  as amended.  Copy of the  Corporation's
            ---------------------------------------
Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         27.      Financial Data Schedule.
                  -----------------------

99.1     Certification of President and Chief Executive Officer
99.2     Certification of Chief Operating Officer
99.3     Certification of Treasurer and Principal Accounting and Financial
         Officer
99.4     Certification of Assistant Treasurer/ Controller

               (b) Reports on Form 8-K

     A Form 8-K was filed with the SEC on July 23, 2002 pertaining to a press release announcing second quarter earnings.

     A Form 8-K was filed with the SEC on August 28, 2002 pertaining to James McLaughlin's promotion to Senior Vice President.

     A Form 8-K was filed with the SEC on September 24, 2002 pertaining to Michelle Venema's promotion to Senior Vice President.

     A Form 8-K was filed with the SEC on October 24, 2002 pertaining to a press release announcing third quarter earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as amended.



                        FIRST CHESTER COUNTY CORPORATION





November 14, 2002                           /s/ Charles E. Swope
                                            --------------------
                                            Charles E. Swope
                                            President and Chief Executive
                                            Officer






November 14, 2002                           /s/ J. Duncan Smith
                                            -------------------
                                            J. Duncan Smith
                                            Treasurer
                                            (Principal Accounting
                                            and Financial Officer)

I,  Charles E. Swope,  President  and Chief  Executive  Officer of the  Company,
    ----------------
certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of September 30, 2002;
                                                             -------------------

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:


/s/ Charles E. Swope
Charles E. Swope
President and Chief Executive Officer

I,  Kevin  Quinn,  Chief  Operating  Officer  of  the  Company,   certify  that:
    ------------

1. I have  reviewed  this  quarterly  report on Form 10-Q of September 30, 2002;
                                                             -------------------

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:


/s/ Kevin Quinn
Kevin Quinn
Chief Operating Officer

I, J. Duncan Smith,  Treasurer  (Principal  Accounting and Financial Officer) of
   ---------------
the Company, certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of September 30, 2002;
                                                             -------------------

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:


/s/ J. Duncan Smith
J. Duncan Smith
Treasurer (Principal Accounting and Financial Officer)

I,  T.   Benjamin   Marsho,   Assistant   Treasurer/Controller,   certify  that:
    ----------------------

1. I have  reviewed  this  quarterly  report on Form 10-Q of September 30, 2002;
                                                             -------------------

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:


/s/ T. Benjamin Marsho
T. Benjamin Marsho
Assistant Treasurer/Controller

                                  EXHIBIT 99.1

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles E. Swope, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    __________, 2002                   /s/ Charles E. Swope
                                            --------------------
                                            Charles E. Swope
                                            President and Chief Executive
                                            Officer

                                  EXHIBIT 99.2

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles E. Swope, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    __________, 2002                   /s/ Kevin Quinn
                                             Kevin Quinn
                                             Chief Operating Officer

                                  EXHIBIT 99.3

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Duncan Smith, Treasurer (Principal Accounting and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    __________, 2002                   /s/ J. Duncan Smith
                                            -------------------
                                            J. Duncan Smith
                                            Treasurer (Principal Accounting
                                            and Financial Officer)

                                  EXHIBIT 99.4

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. Benjamin Marsho, Assistant Treasurer/Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    __________, 2002                   /s/ T. Benjamin Marsho
                                            ----------------------
                                            T. Benjamin Marsho
                                            Assistant Treasurer/Controller