Form 10-K
period 2002-12-31
FIRST CHESTER COUNTY CORP
filed 2003-03-31
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-12870

                        FIRST CHESTER COUNTY CORPORATION
             (Exact name of Registrant as specified in its charter)

            Pennsylvania                                    23-2288763
  ----------------------------------                   --------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

              9 North High Street, West Chester, Pennsylvania    19380
   ------------------------------------------------------------------------
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (484) 881-4000
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
           Title of Each Class                         on Which Registered
           -------------------                         --------------------
                  None                                         None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (__)

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $52,340,995.

The number of shares outstanding of Common Stock of the Registrant as of March 1, 2003, was 4,444,432.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Parts I and II hereof. Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----

PART I:           Item 1 -   Business                                                                        3
                  Item 2 -   Properties                                                                     16
                  Item 3 -   Legal Proceedings                                                              17
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            17


PART II:          Item 5 -   Market for the Corporation's Common Equity and Related

                             Stockholder Matters                                                       17 - 18
                  Item 6 -   Selected Financial Data                                                        18
                  Item 7 -   Management's Discussion and Analysis of Financial
                             Condition and Results of Operation                                             18
                  Item 7A -  Quantitative and Qualitative Disclosures about Market Risk
                  Item 8 -   Financial Statements and Supplementary Data                                    18
                  Item 9 -   Changes In and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                            18


PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            18
                  Item 11 -  Executive Compensation                                                         18
                  Item 12 -  Security Ownership of Certain Beneficial Owners
                             and Management and Related Stockholder Matters                                 19
                  Item 13 -  Certain Relationships and Related Transactions                                 19
                  Item 14 -  Controls and Procedure                                                    19 - 20


PART IV:          Item 15 -  Exhibits, Financial Statement Schedules and Reports on
                             Form 8-K                                                                  21 - 22



SIGNATURES                                                                                             23 - 26
CERTIFICATIONS




                                     PART I
                                     ------

Item 1.  Business.
------   --------


     First Chester County Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from our historic results. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward-looking statements made in this report or presented elsewhere by Management from time to time or from our historic results.

     These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) competition among financial and non-financial institutions in the Corporation's market area that may result in customer turnover and lower interest rate margins; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, and interest rate margins; (f) impact of changes in interest rates on customer behavior; (g) the impact of changes in demographics on branch locations; (h) technological changes;
(i)changes in the value of securities and investments managed for others may affect the growth level of the Corporation's non-interest income;(j) changes in the credit of our borrowers, the collateral securing assets or other aspects of credit quality; and (k) our ability to manage the risks involved in the foregoing. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

     The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

GENERAL

     The Corporation is a Pennsylvania business corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First
National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1994 for the purpose of holding the Bank's interests in and operating foreclosed real property until liquidation of such properties. First Chester County Capital Trust I, which was formed on July 11, 2002, is a special purpose statutory trust created expressly for the issuance of preferred capital securities and investing proceeds in junior subordinated debentures of the Corporation. The Bank has two wholly-owned subsidiaries, FNB Insurance Services, LLC, trading as First National Wealth Advisory Services, and FNB Properties, LLC. First National Wealth Advisory Services offers insurance, full-service brokerage, financial planning and mutual fund services through this subsidiary. FNB Properties, LLC acts as property manager for the properties where the Bank's Lionville and New Garden branches are located. On August 5, 2000, First Chester County Corporation became a financial holding company pursuant to the Grahm-Leach-Bliley Act of 1999.

BUSINESS OF THE BANK

         The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through fifteen banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates 22 limited service ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2002, the Bank had total assets of approximately $640 million, total loans of approximately $448 million, total deposits of approximately $559 million and employed 277 persons, of which 231 were full-time and 46 were part-time.


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

     These retail and commercial banking activities are provided primarily to consumers and small to mid-sized companies within the Bank's market area. Lending services are focused on commercial, consumer and real estate lending to local borrowers. The Bank attempts to establish a total borrowing relationship with its customers who may typically include a commercial real estate loan, a business line of credit for working capital needs, a mortgage loan for a borrower's residence, a consumer loan or a revolving personal credit line.

     The Bank's Financial Management Services Department provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2002, the Bank's Financial Management Services Department administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $532 million on January 3, 2003; a customer withdrew its funds from the FMS department totaling $37.0 million. Because of the competitive pricing on this account it is not expected to materially affect revenue derived from FMS. For the year ended December 31, 2002, gross income from the Bank's Financial Management Services Department and related activities amounted to approximately $3.2 million.


COMPETITION

     The Bank's service area consists primarily of greater Chester County, as well as the western fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund companies and brokerage companies. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in our market, which are substantially larger and have greater financial resources than the Bank. There are branches of many commercial banks, savings banks and credit unions, including the Bank, in the general market area serviced by the Bank. The largest of these institutions had assets of over $100 billion and the smallest had assets of less than $79 million. The Bank had total assets of approximately $640 million as of December 31, 2002.

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

The Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2002. The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received an outstanding rating in 2002.

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

     The Bank as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2003, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $15.2 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2003, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law). Dividends declared in 2002 were $2.3 million.

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

     A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2002, 2001 and 2000, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

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


     In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for the fourth quarter 2002 and the first quarter of 2003 are approximately $0.170 and $0.168, respectively per $100 of BIF assessable deposits. FDIC deposit insurance expense was $86, $86 and $89 thousand for the year 2002, 2001, and 2000. Currently, there is proposed legislation that if passed could increase the Corporation's FDIC deposit insurance expense in future time periods.


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

     In addition, as described above, under the Bank Holding Company Act, the Federal Reserve Board must give its prior approval of any transaction pursuant to which any person or persons may acquire 25 percent (five percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as the Corporation, or otherwise obtaining control or a "controlling influence" over that bank holding company. See this Item, "Bank Holding Company Act".

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

     From time to time, various proposals are made in the United States Congress and the Pennsylvania legislature and before various regulatory authorities, who would alter the powers of different types of banking organizations, remove restrictions on such organizations and change the existing regulatory framework for banks, bank holding companies and other financial institutions. It is impossible to predict whether any of such proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation.

ACCOUNTING PRONOUNCEMENTS

Please refer to the Corporation's 2002 annual report pages 43-45.

STATISTICAL DISCLOSURES

     The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's 2002 Annual Report to Shareholders, incorporated herein by reference.

BANK RESTRUCTURING

     During the first half of 2002, the Corporation performed a review of its lending structure, resulting in the creation of two new divisions, the Personal Banking Division, which will focus its effort on the branch system, consumer lending, residential mortgage, credit cards, and small business lending, and the Business Banking Division which, will focus its attention on commercial mortgage, commercial lending, leasing, loan administration, and credit administration. Management believes this will enhance asset quality, underwriting practices and productivity. The newly formed credit administration department will assist management in improving the components of the allowance of loans and lease losses including the provision for loan and lease losses, recoveries, and charged-off loans.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                            RATE VOLUME ANALYSIS (1)


                                                              Increase (decrease) in net interest income due to:
                                      ----------------------------------------------------------------------------
                                        Volume (2)    Rate (2)     Total        Volume (2)   Rate (2)     Total
                                        ------        ----         -----        ------       ----         -----
(Dollars in thousands)                         2002 Compared to 2001                  2001 Compared to 2000
                                      -----------------------------------      -----------------------------------


INTEREST INCOME
Federal funds sold                     $    431     $   (309)    $    122         $    396     $   (185)  $    211
Interest bearing deposits in banks           (1)           1            -                1            -          1
                                        -------      -------      -------          -------      -------    -------
       Total Interest Income                430         (308)         122              397         (185)       212
Investment securities
   Taxable                                  804         (987)        (183)          (1,340)        (554)    (1,894)
   Tax-exempt(3)                             (6)          (1)          (7)             (29)           3        (26)
                                        -------      -------      -------          -------      -------    -------
       Total investment securities          798         (988)        (190)          (1,369)        (551)    (1,920)

Loans
   Taxable                                1,845       (3,474)      (1,629)           3,905       (2,886)     1,019
   Tax-exempt(3)                            (24)         (50)         (74)            (296)          25       (271)
                                        -------      -------      -------          -------      -------    -------
       Total loans(4)                     1,821       (3,524)      (1,703)           3,609       (2,861)       748
                                        -------      -------      -------          -------      -------    -------
Total interest income                     3,049       (4,820)      (1,771)           2,637       (3,597)      (960)
                                        -------      -------      -------          -------      -------    -------

INTEREST EXPENSE
Savings, NOW and money market
   deposits                               1,268       (3,262)      (1,994)             308       (1,759)    (1,451)
Certificates of deposits and other time    (674)      (2,166)      (2,840)             415          (86)       329
                                        -------      -------      -------          -------      -------    -------
   Total interest bearing deposits          594       (5,428)      (4,834)             723       (1,845)    (1,122)

Securities sold under repurchase
   Agreements                               (70)          (3)         (73)              14          (55)       (41)
Guaranteed preferred
   beneficial interest in Corp.'s
   subordinated debentures                  136            -          136                -            -          -
Other borrowings                            (12)        (130)        (142)              22         (256)      (234)
                                        -------      -------      -------          -------      -------    -------

Total Interest expense                      648       (5,561)      (4,913)             759       (2,156)    (1,397)
                                        -------      -------      -------          -------      -------    -------

Net Interest income                    $  2,401     $    741     $  3,142         $  1,878     $ (1,441)  $    437
                                        =======      =======      =======          =======      =======    =======

NOTES:

(1) The related average balance sheets can be found on page 29 of the Corporation's 2002 Annual Report to Shareholders.

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

                        FIRST CHESTER COUNTY CORPORATION
                       LOAN PORTFOLIO BY TYPE AT DECEMBER


(Dollars in thousands)             2002             2001               2000             1999             1998
                              --------------   --------------    ---------------   ---------------   --------------
                              Amount      %    Amount      %     Amount       %    Amount      %     Amount      %
                              ------      -    ------      -     ------       -    ------      -     ------      -

Commercial loans              $122,005   27%   $118,420    26%   $105,125    26%  $ 95,820    27%   $ 85,110    27%

Real estate - construction      47,601   11%     40,065     9%     30,134     7%    15,266     4%     13,439     4%

Real estate - other            175,846   39%    199,398    45%    181,129    45%   152,174    43%    133,191    42%

Consumer loans (1)              62,646   14%     48,323    11%     54,692    13%    55,520    16%     62,481    19%

Lease financing receivables     39,584    9%     41,904     9%     35,809     9%    35,558    10%     26,174     8%
                              --------         --------          --------         --------          --------

     Total gross loans        $447,682  100%   $448,110   100%   $406,889   100%  $354,338   100%   $320,395   100%

Allowance for possible loan
     losses(2)                $(6,230)         $(6,344)          $(6,609)         $(6,261)          $(5,877)
                              -------          -------           -------          -------           -------

     Total net loans (3)      $441,452         $441,766          $400,280         $348,077          $314,518
                              ========         ========          ========         ========          ========


NOTES:

(1) Consumer loans include open-end home equity lines of credit and credit card receivables. (As of February 21, 2003, credit card portfolio was sold).

(2) See pages 32-36 of the Corporation's 2002 Annual Report to Shareholders for additional information.


(3) At December 31, 2002 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 2002 (1) (2)


                                                                 Maturing
                                               Maturing        After 1 Year          Maturing
                                                Within          And Within             After
(Dollars in thousands)                         1 Year  (3)       5 Years              5 Years         Total
                                              -----------     --------------        ----------      ----------

Commercial loans                               $ 71,182           $ 42,010            $  8,813       $122,005

Real Estate - construction                       47,601                 --                  --         47,601
                                                -------            -------             -------        -------

       Total                                   $118,783           $ 42,010            $  8,813       $169,606
                                                =======            =======             =======        =======


Loans maturing after 1 year with:

Fixed interest rates                                               $ 42,010           $  8,813

Variable interest rates                                                  --                 --
                                                                    -------            -------

       Total                                                       $ 42,010           $  8,813
                                                                    =======            =======


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



                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2002


                                                       Due over        Due over
                                      Due               1 year          5 years         Due
                                    Within             Through          Through         Over
(Dollars in thousands)              1 year             5 years         10 years       10 years          Total
                                    ------             -------         --------       --------          -----

Held-to-Maturity
     U.S. Treasury                      --                 --               --             --              --
     U.S. Government agency             --                 --               --             --              --
     Mortgage-backed securities (1)     --                 --               16             --              16
     State and municipal (2)            --                 --               15             --              15
     Corporate securities               --                 --               --             --              --
     Asset-backed (1)                   --                 --               --             --              --
                                  --------           --------         --------       --------        --------
                                        --                 --               31             --              31
                                  --------           --------         --------       --------        --------

Available-for-Sale
     U.S. Treasury                   2,001              2,497               --             --           4,498
     U.S. Government agency          1,474                 --            5,626         25,162          32,262
     Mortgage-backed securities (1)  1,827                989            1,213         60,924          64,953
     State and municipal (2)           155                524            1,500             --           2,179
     Corporate securities               --              7,040            7,489             --          14,529
     Asset-backed (1)                   --                 --               --          2,661           2,661
     Mutual Funds                       --                 --               --            863             863
     Other equity securities (3)        --                 --               --          4,311           4,311
                                  --------           --------         --------       --------        --------
                                     5,457             11,050           15,828         93,921         126,256
                                  --------           --------         --------       --------        --------

Total Investment securities      $   5,457          $  11,050        $  15,859      $  93,921       $ 126,287
                                  ========           ========         ========       ========        ========

Percent of portfolio                  4.32%              8.75%           12.56%        74.37%          100.00%
                                  ========           ========         ========       =======         ========

Weighted average yield                5.04%              4.99%            4.97%         4.37%            4.53%
                                  ========           ========         ========       =======         ========


NOTES:

(1) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.
(2) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.
(3) Other equity securities having no stated maturity have been included in "Due over 10 years".

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      INVESTMENT SECURITIES AT DECEMBER 31,

                                         2002                          2001                         2000
                                 ------------------------    --------------------------   ------------------------
(Dollars in thousands)              Book          Market           Book        Market        Book         Market
                                    Value          Value           Value        Value        Value         Value
                                    -----          -----           -----        -----        -----        ------

Held-to-Maturity
     U.S. Treasury                $     --    $      --        $      --     $     --      $     --     $     --
     U.S. Government agency             --           --               --           --            --           --
     Mortgage-backed securities         16           17               27           29           116          118
     State and municipal                15           17              504          518         1,067        1,152
     Corporate securities               --           --               --           --            --           --
     Asset-backed                       --           --               --           --            --           --
     Mutual funds                       --           --               --           --            --           --
     Other equity securities            --           --               --           --            --           --
                                   -------      -------          -------      -------       -------      -------
                                  $     31     $     34         $    531     $    547      $  1,183     $  1,270
                                   =======      =======          =======      =======       =======      =======


Available-for-Sale
     U.S. Treasury                $  4,498     $  4,630         $  4,010     $  4,069      $  3,988     $  3,987
     U.S. Government agency         32,262       32,268               --           --         1,992        1,971
     Mortgage-backed securities     64,953       66,267           63,175       63,331        63,651       63,062
     State and municipal             2,179        2,223            1,279        1,315         1,278        1,277
     Corporate securities           13,083       13,650            2,966        2,803         9,992        9,555
     Corporate CMO's                 1,446        1,444            3,652        3,693         4,772        4,738
     Asset-backed                    2,661        2,699               37           37         2,843        2,827
     Mutual Funds                      863          815              863          825         1,091        1,034
     Other equity securities         4,311        4,348            4,100        4,137         4,556        4,561
                                   -------      -------          -------      -------       -------      -------
                                  $126,256     $128,344         $ 80,082     $ 80,210      $ 94,163     $ 93,012
                                   =======      =======          =======      =======       =======      =======


         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 2002

                              Due Within       Over 3 Months          Over 6 Months        Due Over
(Dollars in thousands)         3 Months       Through 6 Months      Through 12 Months      12 Months       Total
                             -----------      ----------------      -----------------      ---------       -----

Certificates of Deposit
    $100,000 or more          $ 5,167              $ 3,011              $ 4,700            $ 9,967        $ 22,845

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                   EFFECT OF NONACCRUING LOANS ON INTEREST FOR
                            YEARS ENDED DECEMBER 31,


(Dollars in thousands)                         2002           2001            2000            1999         1998
                                             --------       --------        --------        -------      -------

Interest income which would
  have been recorded (1)                     $  448         $  308          $   76         $   89        $  129

Interest income that was
  received from customer                        234             --              17             --            25
                                              -----          -----           -----          -----         -----

Total contractual interest
  for nonaccruing loans
  not collected                              $  214         $  308          $   59         $   89        $  104
                                              =====          =====           =====          =====         =====







NOTES:

(1) Generally the Bank places a loan in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

Item 2. Properties.
------- ----------

     The Bank owns eight properties which are not subject to any mortgages, and the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kendal, Crosslands, Lima, Granite Farms and Hershey's Mill offices. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank, and other properties owned or leased by the Bank and the Corporation which may serve as future sites for branch offices.

Current                                                                                     Date
Banking                                                                                   Acquired
Offices / Use                          Address                                            or Opened
-------------                       -------------                                      --------------

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

Goshen / Branch                     311 North Five Points Road                          September 1956
                                    West Goshen, Pennsylvania

Kennett Square / Branch             126 West Cypress Street                             February 1987
                                    Kennett Square, Pennsylvania

Exton / Branch                      Route 100 and Boot Road                             August 1995
                                    West Chester, Pennsylvania

Frazer / Branch                     309 Lancaster Avenue                                August 1999
                                    Frazer, Pennsylvania

Former Commonwealth                 High & Market Streets                               July 1995
Building / Swope Building           West Chester, Pennsylvania

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

Granite Farms Estates / Branch      1343 West Baltimore Pike                            December 1999
                                    Wawa, Pennsylvania

Lionville / Branch                  Route 114 & Sheree Boulevard                        December 2000
                                    Uwchlan Township, Pennsylvania


New Garden / Branch                 741 West Cypress Street                             August 2001
                                    Kennett Square, Pennsylvania

Hershey's Mill / Branch             1371 Boot RoadDecember 2001
                                    West Chester, Pennsylvania

Other                                                                                   Date Acquired
Properties / Use                      Address                                           or Opened
-------------                       -------------                                      --------------

Operations                          202 Carter Drive                                    July 1988
Center / Operations                 West Chester, Pennsylvania

Matlack Street /                    887 South Matlack Street                            September 1999
Operations                          West Chester, Pennsylvania

Paoli Pike / Parking                1104 Paoli Pike                                     July 1963
                                    West Chester, Pennsylvania

Item 3.  Legal Proceedings.
------   -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or any of its subsidiaries, is a party or of which any of their respective property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

           None.

                                     PART II
                                     -------
Item 5.  Market for the  Corporation's  Common  Equity and  Related  Stockholder
------   -----------------------------------------------------------------------
         Matters.
         -------

     The Corporation's Common Stock is publicly traded over the counter under the symbol "FCEC". Trading is sporadic. Information regarding high and low bid quotations is incorporated herein by reference from the Corporation's 2002 Annual Report to Shareholders, attached as an exhibit hereto. As of March 1, 2002, there were approximately 983 shareholders of record of the Corporation's Common Stock. The closing stock price as of March 1, 2003 is $16.80.

     The Corporation declared cash dividends per share on its Common
Stock during each quarter of the fiscal years ended December 31, 2002 and 2001, as set forth in the following table:

                                                          Dividends
                                                       Amount Per Share

                                                       2002           2001
                                                  ---------        ---------

First Quarter ........................            $   0.130        $   0.130
Second Quarter .......................                0.130            0.130
Third Quarter ........................                0.130            0.130
Fourth Quarter .......................                0.135            0.130
                                                  ---------        ---------
  Total ..............................            $   0.525        $   0.520
                                                  =========        =========

     The holders of the Corporation's Common Stock are entitled to receive such dividends as may be legally declared by the Corporation's Board of Directors. The amount, time, and payment of future dividends, however, will depend on the earnings and financial condition of the Corporation, government policies and other factors.


                    Equity Compensation Plan Information Form

                                                              Number of securities   Weighted-average  Number of
                                                              to be issued upon      exercise price    securities
                                                              exercise of            of outstanding    remaining
                                                              outstanding options,   options,          available for
                                                              warrants and rights*   warrants and      future
                                                                                     rights*           issuance under
                                                                                                       equity
                                                                                                       compensation
                                                                                                       plans*
Equity compensation plans approved by security holders               712,918              $15.18            4,348
Equity compensation plans not approved by security holders             --                   --               --
Total                                                                712,918              $15.18            4,348

* The securities referred to in this table are shares of the Corporation's common stock issuable upon exercise of options issued pursuant to the 1995 Stock
Option Plan.


Item 6.  Selected Financial Data.
------   -----------------------

     Selected financial data concerning the Corporation and the Bank is incorporated herein by reference from the Corporation's 2002 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7.  Management's  Discussion and Analysis of Financial Condition and
------   ----------------------------------------------------------------
         Results of Operations.
         ----------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from the Corporation's 2002 Annual Report to Shareholders, attached as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

     Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference from the Corporation's 2002 Annual Report to Shareholders, attached as an exhibit hereto.

Item 8.  Financial Statements and Supplementary Data.
------   --------------------------------------------

     Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated herein by reference from the Corporation's 2002 Annual Report to Shareholders, attached as an exhibit hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   -----------------------------------------------------------------------
         Financial Disclosure.
         --------------------

           None.

                                    PART III
                                    --------
Item 10. Directors and Executive Officers of the Corporation.
-------  ---------------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 14, 2003, for its 2003 Annual Meeting of Shareholders.


Item 11. Executive Compensation.
-------  ----------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 14, 2003, for its 2003 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management and
-------  ------------------------------------------------------------------
         Related Stockholder Matters.
         ----------------------------

     The information  called for in Item 201(d) of Regulation S-K is included in
Item 5 of this report. The other information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 14, 2003, for its 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement dated February 14, 2003, for its 2003 Annual Meeting of Shareholders.


Item 14. Controls and Procedures
-------  -----------------------

     Appearing immediately following the "Signatures" section of this Annual Report there are four certifications, one by each of our Chief Executive Officer, Chief Operating Officer, EVP, Financial Support Services (our principal accounting and financial officer), and our Controller (the "Section 302 Certifications"). This Item 14 contains information concerning the evaluation of internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     The Securities and Exchange Commission (the "SEC") requires that within 90 days prior to the filing of this Annual Report on Form 10-K, our CEO and our EVP, Financial Support Services, evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Company's disclosure controls and procedures in this Annual Report.

     "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and EVP, Financial Support Services, as appropriate to allow timely decisions regarding required disclosure.

     The SEC also requires that the CEO and EVP, Financial Support Services, certify certain matters regarding the company's "internal controls." "Internal controls" mean our procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. The Corporation evaluates its internal controls annually as banking regulations dictate.

     Among the  matters our CEO,  COO,  EVP,  Financial  Support  Services,  and
Controller certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the Company's internal controls have been disclosed to the Corporation's auditors and the audit committee of the Corporation's Board of Directors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     The Corporation's management, including the CEO, COO, EVP, Financial Support Services, and Controller, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based upon their evaluation of the disclosure controls and procedures, our CEO, COO, EVP, Financial Support Services, and Controller have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries is made known to management, including the CEO, COO, EVP, Financial Support Services, and Controller, on a timely basis.

     There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, subsequent to the date of our last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------

(a.)     1.  Index to Consolidated Financial Statements

                                                                               Page of Annual
                                                                           Report to Shareholders
                                                                           ----------------------
Consolidated Balance Sheets                                                        Page 39
at December 31, 2002 and
2001

Consolidated Statements of                                                         Page 40
Income for the years ended
December 31, 2002, 2001
and 2000

Consolidated Statement of Changes                                                  Page 41
in Stockholders' Equity for the years
Ended December 31, 2002, 2001 and 2000

Consolidated Statements of                                                         Page 42
Cash Flows for the years ended
December 31, 2002, 2001 and 2000

Notes to Consolidated                                                              Pages 43 to 64
Financial Statements

Report of Independent Certified Public Accountants                                 Page 65


     The Consolidated Financial Statements listed in the above index, together with the report thereon of Grant Thornton LLP dated January 24, 2003, which are included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, are hereby incorporated herein by reference.


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

3.   Exhibits
     --------
     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):


     3(i).  Articles of Incorporation.  Copy of the Articles of Incorporation of
            -------------------------
the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

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

     (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2002 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

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

     * 13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 2002. With the exception of pages 17-61 and the items referred to in Items 1, 5, 6, 7, 7A, 8 and 16 hereof, the Corporation's 2002 Annual Report to Shareholders is not deemed to be filed as part of this report.

     * 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street
Corporation,  was  incorporated  in  1996  in the  State  of  Pennsylvania.  FNB
Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust I, which was formed on July 11,2002.

     * 23. Consents. Consent of Grant Thornton LLP, dated March 31, 2002.
           --------
*        99.1    Certifications of President and Chief Executive Officer
*        99.2    Certifications of Chief Operating Officer
*        99.3    Certification of EVP,  Financial Support Services
                 (our principal accounting and financial officer)
*        99.4    Certification of Vice President/Controller

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST CHESTER COUNTY CORPORATION


                                                /s/ Charles E. Swope
                                           By:
                                           --------------------------------
                                           Charles E. Swope,
                                           President and Chief Executive Officer


Date: March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of March 31, 2003.

         Signature                                 Title
         ---------                                -------

/s/ Charles E. Swope                       President, Chief Executive
                                           Officer and Chairman of the
------------------------------             Board of Directors
Charles E. Swope


/s/ J. Duncan Smith                       EVP, Financial Support Services
                                          (Principal Accounting and Financial
------------------------------                                       Officer)
J. Duncan Smith




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

/s/ J. Carol Hanson                                                   Director
---------------------------------
J. Carol Hanson

/s/ David L. Peirce                                                   Director
---------------------------------
David L. Peirce

/s/ John B. Waldron                                                   Director
---------------------------------
John B. Waldron

I, Charles E. Swope, President and Chief Executive Officer of the Company, ---------------- certify that:

1. I have reviewed this annual report on Form 10-K of December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 31, 2003

/s/Charles E. Swope
--------------------------
Charles E. Swope
President and Chief Executive Officer

I, Kevin Quinn, Chief Operating Officer of the Company, certify that:
   -----------

1. I have reviewed this annual report on Form 10-K of December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 31, 2003

/s/Kevin Quinn
------------------------
Kevin Quinn
Chief Operating Officer

I, J. Duncan Smith, EVP,  Financial Support Services(Principal  Accounting and
   ---------------  Financial Officer) of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 31, 2003

/s/J. Duncan Smith
-------------------------------------
J. Duncan Smith
EVP, Financial Support Services
(Principal Accounting and Financial Officer)

I, T. Benjamin Marsho, Vice President/Controller, certify that:
   ------------------

1. I have reviewed this annual report on Form 10-K of December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 31, 2003

/s/T. Benjamin Marsho
---------------------
T. Benjamin Marsho
Vice President/Controller

                                INDEX TO EXHIBITS

     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

     3(i).  Articles of Incorporation.  Copy of the Articles of Incorporation of
            -------------------------
the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

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

     (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2002 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

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

     * 13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. The Corporation's Annual Report to Shareholders for the year ended December 31, 2002. With the exception of pages 17-61 and the items referred to in Items 1, 5, 6, 7, 7A, 8 and 16 hereof, the Corporation's 2002 Annual Report to Shareholders is not deemed to be filed as part of this report.

     * 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation was incorporated in 1996 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania.First Chester County Capital Trust I, which was formed on July 11,2002.

     * 23. Consents. Consent of Grant Thornton LLP, dated March 31, 2002.
           --------
*        99.1    Certifications of President and Chief Executive Officer
*        99.2    Certifications of Chief Operating Officer
*        99.3    Certification of EVP,  Financial Support Services
                 (our principal accounting and financial officer)
*        99.4    Certification of Vice President/Controller