Form 10-Q
period 2003-03-31
FIRST CHESTER COUNTY CORP
filed 2003-05-14
CIK 744126

May 14, 2003


OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312

                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870
                         ------------------------------

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003.





                                           Very truly yours,

                                           /s/ J. Duncan Smith
                                           -----------------------------
                                           J. Duncan Smith, Treasurer
                                           (Principal Accounting
                                            and Financial Officer)
JDS/jd
Enclosures

cc:   John A. Featherman, III, Esquire, MacElree, Harvey, Ltd., West Chester, PA

      Patricia A. Gritzan, Esquire, Saul Ewing LLP, Philadelphia, PA

      Rick Huff, CPA, Grant Thornton, Philadelphia, PA

      Ward Johnson, VP, First Union Bank, Philadelphia, PA

      James Shilling, VP, Kish Bank, Belleville, PA

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003, OR
                               --------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.
                    -------


                        FIRST CHESTER COUNTY CORPORATION
                        ---------------------------------
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
(Address of principal executive office)                    (Zip code)


                                 (484) 881-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares outstanding of Common Stock of the Registrant as of May 9, 2003 was 4,455,586.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                               PAGE
                                                                                               ----

Part I.  FINANCIAL INFORMATION
                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             March 31, 2003 and December 31, 2002                                3


                             Consolidated Statements of Income
                             Three-Months Ended March 31, 2003 and 2002                          4


                             Consolidated Statements of Cash Flows
                             Three-Months Ended March 31, 2003 and 2002                          5


                             Notes to Consolidated Financial Statements                        6-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                    9-22

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk         23

                  Item 4 -   Controls & Procedures                                           23-24

Part II. OTHER INFORMATION
                  Item 1 -    Legal Proceedings                                                 25
                  Item 2 -    Changes in Securities                                             25
                  Item 3 -    Defaults Upon Senior Securities                                   25
                  Item 4 -    Submission of Matters to a Vote of Security Holders            25-26
                  Item 5 -    Other Information                                                 26
                  Item 6 -    Exhibits and Reports on Form 8-K                                  27


                  Signatures                                                                    28
                  Certifications



                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       (Unaudited)
(Dollars in thousands)                                                                  March 31,           December 31,
                                                                                            2003                2002*
                                                                                      -------------------  --------------
ASSETS
    Cash and due from banks                                                              $   37,344           $   31,777
    Federal funds sold and other overnight investments                                       41,000               17,000
    Interest Bearing Deposits in banks                                                          203                   90
                                                                                          ---------            ---------

                Total cash and cash equivalents                                              78,547               48,867
                                                                                          ---------            ---------

    Investment securities held-to-maturity (market value of $33
        at March 31, 2003 and $34 at December 31, 2002, respectively)                            31                   31

    Investment securities available-for-sale, at fair value                                 129,315              128,344

    Loans                                                                                   436,348              447,682
    Less:  Allowance for loan losses                                                         (6,389)              (6,230)
                                                                                          ---------            ---------
                Net loans                                                                   429,959              441,452

    Premises and equipment                                                                   13,619               13,944
    Other assets                                                                              7,455                7,372
                                                                                          ---------            ---------
                Total assets                                                              $ 658,926            $ 640,010
                                                                                          =========            =========
LIABILITIES
    Deposits
        Noninterest-bearing                                                               $ 119,345            $ 109,012
        Interest-bearing (including certificates of deposit over $100 of $21,919 and $22,845 - March 31, 2003 and
           December 31, 2002 respectively)                                                  457,815              449,726
                                                                                          ---------            ---------

        Total deposits                                                                      577,160              558,738

    Federal Home Loan Bank advances and other borrowings                                     22,275               22,678
    Guaranteed preferred beneficial interest in Corporation's
        subordinated debentures                                                               5,000                5,000
    Other liabilities                                                                         4,898                4,982
                                                                                          ---------            ---------

        Total liabilities                                                                 $ 609,333            $ 591,398
                                                                                          ---------            ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at March 31, 2003 and December 31, 2002.                       4,800                4,800
    Additional paid-in capital                                                                  971                  860
    Retained earnings                                                                        47,698               46,746
    Accumulated other comprehensive income                                                    1,166                1,378
    Treasury stock, at cost: 354,214 shares and 370,202 shares
        at March 31, 2003 and December 31, 2002, respectively.                               (5,042)              (5,172)
                                                                                          ---------            ---------

                Total stockholders' equity                                                   49,593               48,612
                                                                                          ---------            ---------

                Total liabilities and stockholders' equity                                $ 658,926            $ 640,010
                                                                                          =========            =========

The accompanying notes are an integral part of these statements.
* Derived from our audited, consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended 12/31/02.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                       Three Months Ended
                                                                                            ----------------------------

                                                                                                    March 31,
                                                                                               2003              2002
                                                                                            ---------         ---------
INTEREST INCOME
    Loans, including fees                                                                  $    7,007         $    8,333
    Investment securities                                                                       1,222              1,032
    Federal funds sold                                                                             93                 94
    Deposits in banks                                                                               1                  2
                                                                                            ---------          ---------
                Total interest income                                                           8,323              9,461
                                                                                            ---------          ---------
INTEREST EXPENSE
    Deposits                                                                                    1,695              2,598
    Securities sold under repurchase agreements                                                     3                  7
    Interest on Trust preferred securities                                                         63                 -
    Federal Home Loan Bank advances and other borrowings                                          180                334
                                                                                            ---------          ---------

                Total interest expense                                                          1,941              2,939
                                                                                            ---------          ---------
                Net interest income                                                             6,382              6,522

    Provision for loan losses                                                                     394                470
                                                                                            ---------          ---------

                Net interest income after provision for possible loan losses                    5,988              6,052
                                                                                            ---------          ---------

NON-INTEREST INCOME
    Financial Management Services                                                                 783                805
    Service charges on deposit accounts                                                           533                433
    Investment securities gains (losses), net                                                      58                  -
    Operating lease rental income                                                                 251                180
    Gain on the sale of premises and other real-estate owned                                       -                 245
    Gains and fees on the sale of residential mortgages                                           411                118
    Gains and fees on the sale of credit card portfolio                                           306                  -
    Other                                                                                         527                419
                                                                                            ---------          ---------

                Total non-interest income                                                       2,869              2,200
                                                                                            ---------          ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              3,678              3,349
    Net occupancy, equipment and data processing                                                1,343              1,205
    Depreciation expense on operating leases                                                      171                200
    FDIC deposit insurance                                                                         22                 21
    Bank shares tax                                                                               109                102
    Professional service                                                                          338                279
    Other                                                                                         979                915
                                                                                            ---------          ---------

                Total non-interest expense                                                      6,640              6,071
                                                                                            ---------          ---------

                Income before income taxes and cumulative effect
                of change in accounting for income taxes                                        2,217              2,181

INCOME TAXES                                                                                      664                641
                                                                                            ---------          ---------

NET INCOME                                                                                 $    1,553         $    1,540
                                                                                            =========          =========

PER SHARE DATA
    Basic earnings per common share                                                        $     0.35         $     0.35
                                                                                            =========          =========
    Diluted earnings per common share                                                      $     0.34         $     0.35
                                                                                            =========          =========
    Dividends declared                                                                     $    0.135         $    0.130
                                                                                            =========          =========

Basic weighted average shares outstanding                                                   4,437,965          4,423,584
                                                                                            =========          =========

Diluted weighted average shares outstanding                                                 4,514,025          4,453,480
                                                                                            =========          =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                   Three Months Ended

 (Dollars in thousands)                                                                                 March 31,
                                                                                           ---------------------------------
                                                                                                2003                 2002
                                                                                                ----                 ----
OPERATING ACTIVITIES
    Net Income                                                                              $   1,553           $    1,540
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                  708                  716
    Provision for loan losses                                                                     394                  470
    Amortization of investment security premiums
           and accretion of discounts                                                             492                  133
    Amortization of deferred fees on loans                                                       (169)                 (52)
    Investment securities (gains) losses, net                                                     (58)                  -
    Decrease in other assets                                                                      130                  337
    Decrease in other liabilities                                                                 (84)                (207)
                                                                                            ---------            ---------

           Net cash provided by operating activities                                        $   2,966            $   2,937
                                                                                            ---------            ---------

INVESTING ACTIVITIES
    Increase in loans                                                                           9,950                3,908
    Proceeds from sales of investment securities available-for-sale                             1,140                   -
    Proceeds from maturities of investment securities available-for-sale                       22,175                6,667
    Proceeds from maturities of investment securities held                                        -                  1,005
    Purchases of investment securities available-for-sale                                     (23,827)             (13,077)
    Purchase of premises and equipment, net                                                      (383)              (1,036)
                                                                                            ---------            ---------
    Net cash (used in) provided by investing activities                                     $   9,055            $  (2,533)
                                                                                            ---------            ---------

FINANCING ACTIVITIES
    Decrease in Federal Home Loan Bank advances                                                  (403)             (10,387)
    Increase in deposits                                                                       18,422               19,365
    (Decrease) increase in securities sold under repurchase agreement                             -                 (3,616)
    Cash dividends                                                                               (600)                (575)
    Treasury stock transactions                                                                   240                   48
                                                                                            ---------            ---------

           Net cash provided by (used in) financing activities                                 17,659                4,835
                                                                                            ---------            ---------

           NET INCREASE IN CASH AND CASH
               EQUIVALENTS                                                                     29,680                5,239

Cash and cash equivalents at beginning of year                                                 48,867               38,233

Cash and cash equivalents at end of period                                                  $  78,547           $   43,472
                                                                                             ========            =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ending March 31, 2003.

3. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. The Corporation adopted the provisions of FASB issued SFAS No. 130, Reporting of Comprehensive Income on January 1, 2002. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three-month period ended March 31, 2003 was ($213) thousand compared to ($200) thousand in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above), for the three-month ended March 31, 2003 and 2002 was $1.340 million.

5. The Corporation adopted SFAS No. 141, "Business Combinations", on January 1, 2002. SFAS 141 requires all business combinations be accounted for by a single method--the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of the provisions of SFAS No. 141 did not have an impact on the Corporation's financial condition, results of operations or cash flows. The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The Corporation has no goodwill or intangible assets that are affected by this provision; therefore, the adoption of SFAS No. 142 did not have an impact on the Corporation's financial condition, results of operations or cash flows.

6. The Corporation adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     discontinuation of a segment of a business. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Corporation.

7. On July 11, 2002, the Corporation issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through First Chester County Capital Trust I (the "Trust"), a special-purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. The securities provide for quarterly cash distributions calculated at a rate based on the three-month London Inter-bank Offering Rate ("LIBOR") plus 3.65%. As of March 31, 2003, the effective interest rate was 5.04%. The capital securities will be redeemed on October 7, 2032; however the Corporation does have the option to shorten the maturity date to a date not earlier than October 7, 2007. These securities have been structured so that they qualify as Tier 1 Capital of the Corporation.

8. The Corporation adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Bank has issued financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligations. FIN 45 defines the initial fair value of these letters of credit as the fee received from the customer. Prior to the adoption by the Corporation of FIN 45, the Corporation had already established the practice of recording an initial liability equal to the fees received for financial and performance letters of credit. Thus, the adoption of FIN 45 is not expected to have a material impact on the Corporation's financial performance. The maximum potential undiscounted amounts of future payments of letters of credit outstanding as of March 31, 2003 were $5.3 million, and they expire through May 8, 2007. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

9.   In  January  2003,  the  FASB  issued  FASB  Interpretation  46  (FIN  46),
     "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial
     Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation is in the process of determining what impact, if any; the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

10.  Stock-based Compensation

     At March 31, 2003, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

     The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                  3/31/03            3/31/02
                                                                                  -------            -------
         Net income (in thousands)             As reported                       $  1,553           $  1,540
                Stock-based compensation costs determined
                under fair value method for all awards                           $     35           $     65
                                                                                  -------            -------
                                               Pro forma net income              $  1,518           $  1,475
         Earnings per share (Basic)            As reported                       $   0.35           $   0.35
                                               Pro forma                         $   0.34           $   0.34
         Earnings per share (Diluted)          As reported                       $   0.34           $   0.35
                                               Pro forma                         $   1.33           $   0.34


         There were no options granted in the first quarter of 2003 or 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, The First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., and First Chester County Capital Trust I, (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

     In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time.

     These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) competition among financial and non-financial institutions in the Corporation's market area that may result in customer turnover and lower interest rate margins; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, and interest rate margins; (f) impact of changes in interest rates on customer behavior; (g) the impact of changes in demographics on branch locations; (h) technological changes; (i) changes in the value of securities and investments managed for others may affect the growth level of the Corporation's non-interest income; (j) changes in the credit of our borrowers, the collateral securing assets or other aspects of credit quality; and (k) our ability to manage the risks involved in the foregoing. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

     The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     The accounting and reporting policies of the Corporation conform with the accounting principals generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                           ALLOWANCE FOR CREDIT LOSSES
     The Corporation considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on Management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

                                  INCOME TAXES
     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to Management's judgment based upon available evidence that future realization is more likely than not. If Management determines that the Corporation may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three months ended March 31, 2003 was $1.553 million, an increase of $13 thousand or 0.84% from $1.540 million for the same period in 2002. The increase in net income for the three-month period was the direct result of an increase in non-interest income partially offset by increases in non-interest expenses and decreases in net-interest income. The increase in non-interest income can be attributed to gains realized on the sale of the Bank's credit card portfolio and increased gains and fees earned on the sale of residential mortgages. Basic earnings per share for the three months ending March 31, 2003 and 2002 were $0.35 per share. Cash dividends declared during the three-month period ended March 31, 2003 were $0.135 an increase of 3.8% from $0.130 per share for the same period in 2002. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                                                            March                        December
                                                 ---------------------------             ---------
                                                   2003              2002                   2002
                                                   ----              ----                   ----
        SELECTED RATIOS
        Return on average assets                   0.98%              1.05%                0.94%
        Return on average equity                  12.53%             13.71%               12.25%
        Earnings retained                         61.37%             62.66%               59.26%
        Dividend payout ratio                     38.63%             37.34%               40.74%
        Book value per share                     $11.16             $10.09               $10.97

The table of "Consolidated Average Balance Sheet and Taxable Equivalent Income/Expense and Rates" on page 15 may assist the reader in the following discussion.

                               NET INTEREST INCOME

     Net interest  income is the difference  between  interest  income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month periods ended March 31, 2003 was $6.4 million, a decrease of 2.0% from $6.5 million for the same period in 2002. The decrease in tax equivalent net interest income can be attributed to a decrease in the net yield on interest-earning assets when compared to the same period last year, partially

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

offset by increases in average interest-earning asset balances and lower yields paid on interest-bearing liabilities.

     The average net yield on interest-earning assets, on a tax equivalent basis was 4.31% for the three-month period ended March 31, 2003, compared to 4.80% for the same period in 2002, a decrease of 10.2% or 49 basis points (one basis point is equal to 1/100 of a percent). The average yield on interest-earning assets decreased 19.4% or 135 basis points to 5.61% in 2003 compared to 6.96% in 2002. The average yield paid on interest-bearing liabilities decreased 38.9% or 103 basis points to 1.62% in 2003 from 2.65% in 2002. Continued low interest rates and pricing competition may continue to put pressure on our net-interest margin and may adversely impact net-interest income in future time periods.

     Average interest-earning assets increased approximately $50.3 million or 9.2% to $595.4 million during the three-month period ending March 31, 2003, compared to $545.2 million during the same period last year. The increase in average interest-earning assets was the result of a 56.1% increase in investment securities and a 50.1% increase in federal funds sold and other overnight investments, partially offset by a 1.2% decrease in average total loans.

     Average interest-bearing liabilities increased approximately $36.4 million or 8.2% to $480.2 million during the three-month period ending March 31, 2003, compared to $443.9 million during the same period last year. The increase in average interest-bearing liabilities was the result of a 9.9% increase in interest-bearing deposits.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                                    Three-Months
                                                                                   Ended March 31,
                                                                                ----------------------
YIELD ON                                                                        2003              2002
--------                                                                        ----              ----
Interest-Earning Assets                                                         5.61%            6.96%
Interest Bearing Liabilities                                                    1.62%            2.65%
                                                                                ----             ----
Net Interest Spread                                                             3.99%            4.31%
Contribution of Interest-Free Funds                                             0.32%            0.49%
                                                                                ----             ----
Net Yield on Interest-Earning Assets                                            4.31%            4.80%
                                                                                ====             ====

                      INTEREST INCOME ON FEDERAL FUNDS SOLD

     Interest income on federal funds sold and other overnight investments for the three-month period ended March 31, 2003 decreased 1.1% to $93 thousand when compared to the same period in 2002. This decrease is primarily the result of a 34.0% or 66 basis point decrease on rates earned, offset by an increase in the average balance of federal funds sold and other overnight investments of $9.7 million or 50.1% from $19.4 million in 2002 to $29.1 million in 2003. The increase in the average balance of federal funds sold and overnight investments can be attributed to the increased liquidity provided by increases in deposit balances and a $5.1 million or 1.2% decrease in the average total loan balances.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities increased 17.8% for the three-month period ended March 31, 2003 to approximately $1.2 million compared to $1.0 million during the same period in 2002. The increase was primarily the result of a 56.1% or $45.7 million increase in the average balance of investment securities to $127.2 million on a tax equivalent basis, partially offset by a 24.6% or 126 basis point decrease on the average interest rate earned on investment securities.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                            INTEREST INCOME ON LOANS

     Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 15.7% to $7.0 million for the three-month period ended March 31, 2003 compared to $8.3 million at March 31, 2002. The decrease in interest income for the three-month period ended March 31, 2003 is the direct result of a 14.8% or 111 basis point decrease on rates earned on the portfolio as well as a decrease in the average balance of $5.1 million or 1.2% compared to the same period last year. The sale of the Bank's credit card portfolio to "Elan" Financial Services accounted for a significant portion of the decrease in average loan balances. See "Non-Interest Income" for more details.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts decreased 34.8% for the three-month period ended March 31, 2003 to approximately $1.7 million compared to $2.6 million for the same period in 2002. The decrease is primarily the result of a 40.5% or 102 basis point decrease on rates paid on interest-bearing deposits. This decrease was partially offset by a 9.9% or $40.6 million increase in average interest-bearing deposits to $452.2 million when compared to the same period in 2002.

     Competition for deposits from non-banking institutions such as credit union and mutual fund companies continues to be strong. Despite the competition, the Corporation's deposit base continues to grow and growth is expected to continue as we continue to open new branches and attract new customers with new services. Total deposits continue to grow at our new branches as well as at our existing sites. Our newest branch office in Coatesville, located at 258 East Lincoln Highway, is expected to open in the second quarter of 2003 and should continue to expand the Corporation's deposit base.

         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Interest expense on securities sold under repurchase agreements decreased 57.1% to $3 thousand for the three-month period ended March 31, 2003, compared to the same period in 2002. The decrease is attributable to a 59.6% or $798 thousand decrease in average securities sold under repurchase agreements for the comparable periods partially offset by a 6.2% or 13 basis point increase on average rates paid on securities sold under repurchase agreements.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings decreased $154 thousand to $180 thousand for the three-month period ended March 31, 2003 from $334 thousand when compared to the same period in 2002. The need for borrowing has decreased over the last several quarters as a result of slower loan growth, increased deposits, and cash flow from the Bank's investment securities portfolio. Average FHLB and other borrowings decreased to $22.5 million as of March 31, 2003 compared to $30.9 million during the same period in 2002. This lower level of borrowings is expected to continue throughout the year as the funding demand is currently being met by deposit growth and cash flow from other sources. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                            PROVISION FOR LOAN LOSSES

     During the first quarter of 2003, the Corporation recorded a $394 thousand provision for loan losses compared to $470 thousand for the same period in 2002, a decrease of 16.2%. The allowance for loan losses as a percentage of total loans was 1.46% as of March 31, 2003 and 1.39% as of December 31, 2002. Management believes that the allowance for loan losses is adequate based on its current assessment of probable and estimated losses. See the section titled "Allowance For Loan Losses" page 18 for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income increased 30.4% to $2.9 million for the three months ended March 31, 2003, compared to $2.2 million in the same period of 2002. The primary component of non-interest income is Financial Management Services ("FMS") revenue, which decreased $22 thousand or 2.7% to $783 thousand for the three-months ended March 31, 2003 compared with the same period in 2002. FMS income is based primarily on the market value of assets under management. The decrease in FMS revenue is the result of a 2.5% decrease in the market value of assets under management, from $507.0 million at March 31, 2002 to $494.3 million at March 31, 2003. The decrease is primarily attributed to declines in equity values due to stock market fluctuations.

     Service charges on deposit accounts increased approximately 23.1% to $533 thousand for the three-months ended March 31, 2003 compared to $433 thousand for the same period in 2002. The increase in service charge revenue is primarily the result of an 11.4% deposit growth and the implementation of new fee schedule which became effective February 15, 2003.

     Gains on the sale of investment securities also contributed to the increase in non-interest income. For the three-month period ended March 31, 2003, gains on the sale of investment securities were $58 thousand. These gains were realized as a result of normal portfolio management.

     The Corporation has operating lease agreements with several of our customers; their income is classified as "Rental Income". Rental income on operating lease agreements for the three-month period ended March 31, 2003 increased $71 thousand from $180 thousand to $251 thousand when compared to the same period in 2002. See related depreciation expense in the non-interest expense section.

     There were no gains on sale of premises and Other Real Estate Owned "OREO" for the three-month period ended March 31, 2003. Gains on the sale of premises and OREO were $245 thousand for the three-months ended March 31, 2002.

     Gains and fee income generated in the sale of residential mortgages for the three-month period ended March 31, 2003 increased $293 thousand from $118 thousand to $411 thousand compared to the same period in 2002. The increase is primarily due to higher volume of originations of residential mortgage resulting from record low mortgage interest rates. As long as the current low rate environment continues, we expect this component of non-interest income to grow.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

     Gains on the sale of credit card portfolio also contributed to the increase in non-interest income. For the three-month period ended March 31, 2003, gains on the sale of credit card portfolio to Elan Financial Services was $306 thousand. The simultaneous establishment of an agency agreement with Elan enables us to offer enhanced service to our credit card holders. Elan processes card transactions for more than 1,200 financial institutions. Management considers this gain to be non-recurring and is not expected in future time periods.

     Other non-interest income increased $108 thousand for the three-month period ended March 31, 2003 when compared to the same period in 2002. The increase in other non-interest income can be attributed to increases in Electronic banking fees and miscellaneous loan fee income.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the first quarter of 2003 increased 9.4% to $6.6 million compared to the same period in 2002. The various components of non-interest expense are discussed below.

     First quarter 2003 salaries and employee benefits increased 9.8% to $3.7 million for the three-month period ended March 31, 2003 compared to the same period in 2002. Annual employee salary increases and a proportional increase in employee benefits are primarily responsible for the increase as well as the establishment of our Credit Administration area. At March 31, 2003, the
Corporation employed 238 full time and 44 part time employees compared to 228 full time and 59 part time employees at March 31, 2002.

     Net occupancy, equipment and data processing expense increased 11.5% to $1.3 million for the three-month period ended March 31, 2003 compared to the same period last year. The increase is the result of increased building maintenance cost and asset depreciation expenses. Additionally, computers and related equipment costs associated with the expansion, upgrading and maintenance of technology and networking infrastructure contributed to the increase.

     Depreciation on operating leases decreased 14.5% to $171 thousand for the three-month period ended March 31, 2003 from $200 thousand when compared at the same period last year. This depreciation expense is the result of operating lease agreements the Corporation has with two of our customers. Depreciation expense declined because there were no new operating leases written in 2003. The income associated with these operating leases is classified as Rental Income.

     Professional services increased $59 thousand or 21.2% to $338 thousand for the three-month period ended March 31, 2003 compared to the same period in 2002. The increase is the result of increased consultant fees, trust servicing fees and legal fees.

     Total other non-interest expense increased 7.0% to $979 thousand for the three months ended March 31, 2003 compared to the same period in 2002. This increase can be attributed to increases in postage, bank telephone, travel and mileage, and meals and entertainment expenses.

     In the second quarter of 2003, the Corporation will open a new branch office in Coatesville. Planning for other additional branches continues. The Corporation believes that the costs associated with the opening of this new branch will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by increases in net interest and fee income generated by business in the new marketing areas.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                                  2003                                2002
                                                           ------------------------------      ----------------------------
                                                            Daily                              Daily
                                                            Average                            Average
ASSETS                                                      Balance    Interest    Rate        Balance    Interest   Rate
                                                            -------    --------    ----        -------    --------   ----
     Federal funds sold                                   $    29,107  $    93     1.28%     $    19,397 $      94   1.94%
     Interest-bearing deposits in banks                           242        1     1.65%             226         2   3.54%
     Investment securities
        Taxable                                               125,979    1,208     3.84%          79,699     1,010   5.07%
        Tax-exempt(1)                                           1,194       21     6.94%           1,782        33   7.30%
                                                              -------  -------                   -------   -------
           Total investment securities                        127,173    1,229     3.86%          81,481     1,043   5.12%
                                                              -------  -------                   -------   -------
     Loans (2)
        Taxable                                               434,304    6,949     6.40%         441,569     8,300   7.52%
        Tax-exempt(1)                                           4,619       86     7.44%           2,500        48   7.72%
                                                              -------  -------                   -------   -------
           Total loans                                        438,923    7,035     6.41%         444,069     8,348   7.52%
                                                              -------  -------                   -------   -------
           Total interest-earning assets                      595,445    8,358     5.61%         545,173     9,487   6.96%
    Non-interest earning assets
        Allowance for possible loan losses                     (6,230)                            (6,582)
        Cash and due from banks                                24,325                             22,688
        Other assets                                           21,024                             23,217
                                                              -------                            -------
           Total assets                                    $  634,564                         $  584,496
                                                              =======                            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Savings, NOWS & money market deposits                 $  327,980 $    727     0.89%        $270,466     $ 959   1.42%
    Certificates of deposits and other time                   124,252      968     3.12%         141,190     1,639   4.64%
                                                              -------  -------                   -------   -------
     Total interest bearing deposits                          452,232    1,695     1.50%         411,656     2,598   2.52%
     Securities sold under repurchase agreements                  540        3     2.22%           1,338         7   2.09%
     Guaranteed preferred beneficial interest in
       Corporation's subordinated debentures                    5,000       63     5.04%             -         -       -
     Federal Home Loan Bank advances and
       other borrowings                                        22,461      180     3.21%          30,879       334   4.33%
                                                              -------  -------                   -------   -------
           Total interest bearing liabilities                 480,233    1,941     1.62%         443,873     2,939   2.65%
                                                              -------  -------                   -------   -------
     Non-interest bearing liabilities
        Non-interest bearing demand deposits                   99,417                             90,512
        Other liabilities                                       5,346                              5,187
                                                              -------                            -------
           Total liabilities                                  584,996                            539,572
    Stockholders' equity                                       49,568                             44,924
                                                              -------                            -------
           Total liabilities and stockholders' equity        $634,564                           $584,496
                                                              =======                            =======
     Net interest income                                               $ 6,417                             $ 6,548
                                                                        ======                              ======
     Net yield on interest earning assets                                          4.31%                             4.80%
                                                                                   ====                              ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2003 and 2002.
(2)  Non-accruing loans are included in the average balance.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                                  INCOME TAXES

     Income tax expense for the three-month period ended March 31, 2003 was $664 thousand, compared to $641 thousand in the same period last year. This represents an effective tax rate of 30.0% and 29.4% for the first quarter of 2003 and 2002, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is funding available from, deposit growth, FHLB and cash flow from the investment and loan portfolios. In addition, new deposits to NOW, money-market, savings, and smaller denomination certificates of deposit accounts provide additional liquidity. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a six-tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

                                                               DEPOSIT ANALYSIS

(Dollars in thousands)                       March 31, 2003              December 31, 2002          Average      Balance
                                        --------------------------    -------------------------     -------     -----------
                                        Average         Effective     Average       Effective       Dollar      Percentage
Deposit Type                            Balance           Yield       Balance         Yield         Variance     Variance
------------                            -------         ----------    --------      -----------     --------    -----------

NOW Accounts                             $ 84,270        0.27%          $ 79,587     0.38%         $ 4,683        5.88%
Money Market                               26,364        0.86%            25,430     1.37%             934        3.67%
Statement Savings                          60,152        0.96%            53,754     1.44%           6,398       11.90%
Other Savings                               1,482        1.08%             1,567     1.34%             (85)      (5.42%)
CD's Less than $100,000                   101,729        3.21%           109,362     4.18%          (7,633)      (6.98%)
                                          -------                        -------                   -------

Total Core Deposits                       273,997        1.58%           269,700     2.23%           4,297        1.59%

Non-Interest Bearing
     Demand Deposit Accounts               99,417          -              97,266       -             2,151        2.21%
                                          -------                        -------                   -------

Total Core and Non-Interest
     Bearing Deposits                     373,414        1.16%           366,966     1.64%           6,448        1.76%
                                          -------                        -------                   -------

Tiered Savings                            155,714        1.19%           132,108     1.84%          23,606       17.87%
CD's Greater than $100,000                 22,521        2.70%            25,644     3.52%          (3,123)     (12.18%)
                                          -------                        -------                   -------

Total Deposits                           $551,649        1.23%          $524,718     1.78%        $ 26,931        5.13%
                                          =======                        =======                   =======


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

     The Bank, as a member of the FHLB, maintains several credit facilities. As of March 31, 2003, the amount outstanding under the Bank's line of credit with the FHLB was $0. Additionally, the FHLB offers several other credit related products which are available to the Bank. During the first quarter of 2003, average FHLB advances were approximately $22.5 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was approximately 3.2%. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $210.1 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $134.2 million or 20.4% of total assets at March 31, 2003 compared with a negative $143.5 million or 22.4% of total assets at December 31, 2002. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 2003

                                                              One                Over
(Dollars in thousands)                        Within         through             five           Non-rate
                                              one year      five years           years         sensitive           Total
                                            ------------    ----------       ------------      ---------        ----------
ASSETS
   Federal funds sold                      $  41,000          $      --        $      --       $      --        $  41,000
   Investment securities                      59,949             31,435           37,962              --          129,346
   Interest bearing deposits in banks            203                 --               --              --              203
   Loans and leases                          192,734            209,820           33,794          (6,389)         429,959
   Cash and due from banks                        --                 --               --          37,344           37,344
   Premises and equipment                         --                 --               --          13,619           13,619
   Other assets                                   --                 --               --           7,455            7,455
                                            --------           --------         --------        --------         --------
   Total assets                            $ 293,886          $ 241,255        $  71,756       $  52,029        $ 658,926
                                            ========           ========         ========        ========         ========

LIABILITIES AND CAPITAL
   Non-interest bearing deposits           $      --          $      --        $      --       $ 119,345        $ 119,345
   Interest bearing deposits                 422,750             35,065               --              --          457,815
   FHLB term advance                             266             17,535            4,474              --           22,275
   Guaranteed Preferred Securities             5,000                 --               --              --            5,000
   Other liabilities                              92                 --            4,806              --            4,898
   Capital                                        --                 --               --          49,593           49,593
                                            --------           --------         --------        --------         --------
   Total liabilities & capital             $ 428,108          $  52,600        $   9,280       $ 168,938        $ 658,926
                                            ========           ========         ========        ========         ========

   Net interest rate
     sensitivity gap                       $(134,222)         $ 188,655        $  62,476       $(116,909)
                                            ========           ========         ========        ========
   Cumulative interest rate
     sensitivity gap                       $(134,222)         $  54,433        $ 116,909       $      --
                                            ========           ========         ========        ========
   Cumulative interest rate
     sensitivity gap divided
     by total assets                          (20.4%)              8.3%           17.7%
                                            ========           ========         =======

                            ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on Management's evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrower's ability to pay.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                            March 31,                      December 31,
                                                                -------------------------        ---------------------
                                                                   2003          2002                     2002
                                                                -----------   -----------        ---------------------

     Balance at beginning of period                             $    6,230     $    6,344              $    6,344
                                                                  --------       --------                --------

     Provision charged to operating expense                            394            470                   2,231
                                                                  --------       --------                --------

        Recoveries of loans previously charged-off                     120            266                     325
        Loans charged-off                                             (355)          (344)                 (2,670)
                                                                  --------       --------                --------

     Net loans charged-off                                            (235)           (68)                 (2,345)
                                                                  --------       --------                --------

     Balance at end of period                                   $    6,389     $    6,746              $    6,230
                                                                  ========       ========                ========

     Period-end loans outstanding                               $  436,348     $  444,589              $  447,682

     Average loans outstanding                                  $  438,923     $  444,069              $  442,613

     Allowance for loan losses as a
        percentage of period-end loans outstanding                 1.46%         1.52%                   1.39%

     Ratio of net charge-offs to average loans
        outstanding (annualized)                                   0.21%         0.06%                  0.53%

          Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans. Non-performing loans are primarily collateralized by real estate and are in the process of collection. As of March 31, 2003, the level of non-performing loans has decreased $1.3 million from March 31, 2002, however, non-performing loans increased $501 thousand from December 31, 2002 to March 31, 2003. In addition, in May of 2003, the Corporation classified an additional $2.8 million in loans to one customer as non-accrual. These loans are secured by real estate, equipment, and receivables. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Non-performing loans reduce the Corporation's earnings because interest income is not earned on such assets. Management has taken aggressive steps to control current and future credit quality issues. In June 2002, the Corporation formed a Credit Administration department to assist Management to monitor and improve the components of the allowance of loans and lease losses including the provision for loan and lease losses, recoveries, and charge-off loans. The following chart represents detailed information regarding non-performing loans.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                 March 31,                       December 31,
                                                                -------------------------        ---------------------
                                                                   2003          2002                     2002
                                                                -----------   -----------        ---------------------

Past due over 90 days and still accruing                         $      72       $    173                $    321

Non-accrual loans*                                                   5,965          7,137                   5,216
                                                                    ------         ------                  ------

Total non-performing loans                                           6,037          7,310                   5,537

Other real estate owned                                                368            366                     368
                                                                    ------         ------                  ------

Total non-performing assets                                      $   6,405      $   7,676                $  5,905
                                                                    ======         ======                  ======

Non-performing loans as a percentage
        of total loans                                             1.38%          1.64%                   1.24%

Allowance for loan losses as a
        percentage of non-performing loans                       105.83%         92.28%                 112.52%

Non-performing assets as a percentage of
        total loans and other real estate owned                    1.47%          1.73%                   1.32%

Allowance for loan losses as a
        percentage of non-performing assets                       99.75%         87.88%                 105.50%

* In May of 2003, the Corporation classified an additional $2.8 million in loans to one customer as non-accrual. These loans are secured by real-estate, equipment, and receivables.

     Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Bank acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     FASB 114 "Accounting by Creditors for Impairment of Loans" requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $5.8 million, $4.9 million, and $7.0 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The associated allowance for impaired loans was $938 thousand, $834 thousand and $813 thousand at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

     For the three months ended March 31, 2003, activity in the allowance for impaired loan losses included a provision of $203 thousand, charge offs of $30 thousand , principal payments of $14 thousand, and recoveries of $10 thousand. There was no interest income recorded for the three-month period ended March 31, 2003 while contractual interest amounted to $104 thousand. Total cash collected on loans for the three-month period ended March 31, 2003 was $756 thousand, $655 thousand was applied to principal and $101 thousand was applied to recovery.

                  BUILDING IMPROVEMENTS AND TECHNOLOGY PROJECTS

     In the second quarter of 2003, the Corporation will open its sixteenth branch. This branch office will be located at 258 East Lincoln Highway in Coatesville. The Bank continually explores new branch opportunities and has several additional sites under review. The Corporation opened a new Customer Contact Center in March 2003. This Center promotes the Bank's array of products and services and develops new business through proactive call center inbound opportunities and outbound campaigns. In the first quarter of 2003, the Corporation completed a new system to expedite the consumer loan process and other technology projects that will improve service to our customer's base and allow us to operate more efficiently.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2003, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have decreased from March 31, 2002 due to lower than expected earnings in 2002, have been computed in accordance with regulatory accounting policies.

RISK-BASED                                         March 31,                  December 31,
                                          --------------------------      --------------------      "Well Capitalized"
CAPITAL RATIOS                              2003             2002                 2002                  Requirements
--------------                            ----------      ----------              ----              -------------------

     Corporation
     -----------
Leverage Ratio                              8.42%            7.66%                8.29%                      5.00%
Tier I Capital Ratio                       11.14%            9.58%               10.83%                      6.00%
Total Risk-Based Capital Ratio             12.39%           10.83%               12.08%                     10.00%
     Bank
     ----
Leverage Ratio                              8.16%            7.44%                8.05%                      5.00%
Tier I Capital Ratio                       10.80%            9.30%               10.53%                      6.00%
Total Risk-Based Capital Ratio             12.05%           10.55%               11.78%                     10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

     The Corporation and the Bank's risk-based capital ratios were positively impacted by the July 11, 2002 issuance of preferred capital securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report, filed with the SEC via EDGAR as an exhibit to its Form 10-K for the fiscal year ended December 31, 2002. Please refer to the "Management's Discussion and Analysis" section on pages 24-38 of the Corporation's Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

     Appearing immediately following the "Signatures" section of this Quarterly Report there are four certifications (the "Section 302 Certifications"), one by each of our principal executive and financial officers (the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluation of the Corporation's disclosure controls and procedures and matters regarding our internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     The Securities and Exchange Commission (the "SEC") requires that within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Principal Officers evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Corporation's disclosure controls and procedures in this report.

     "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Principal Officers as appropriate to allow timely decisions regarding required disclosure.

     The SEC also requires that the Principal Officers certify certain matters regarding the Corporation's "internal controls."

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

     Among the matters our Principal Officers certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the Corporation's internal controls have been disclosed to the Corporation's auditors and the audit committee of the Corporation's Board of Directors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     The Corporation's Principal Officers do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based upon their evaluation of the disclosure controls and procedures, our Principal Officers have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries is made known to the Principal Officers on a timely basis.

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

               None

Item 3.     Defaults upon Senior Securities

               None

Item 4.     Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Shareholders of the Corporation was held on March 11, 2003 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about February 14, 2003, together with proxy solicitation materials prepared in accordance with
               Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

     The matters submitted to a vote of shareholders at the meeting were the following:

1. The election of three Class I directors, with each director to serve until the 2006 Annual Meeting of Shareholders and until the election and qualification of his or her respective success; and

2. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2003.

               There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All three of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

               Nominee                          For                 Withheld

               John Ciccarone                   3,357,586           335,494

               Clifford E. DeBaptiste           3,357,559           335,521

               John B. Waldron                  3,367,640           325,440

               The names of the other directors whose terms of office as directors continued after the Meeting are as follows: Charles E. Swope, David L. Peirce, M. Robert Clarke, John A. Featherman, III, John S. Halsted, and J. Carol Hanson.

               The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2003 was ratified. The numbers of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

               For                              Against             Abstentions          Broker Non-votes

               3,680,126                        600                 12,354                        0

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

         27. Financial Data Schedule.

         99.1     Certification of President
         99.2     Certification of Assistant Treasurer
         99.3     Certification of Treasurer
         99.4     Certification of Assistant Treasurer

                  (b) Reports on Form 8-K

                      A Form 8-K was filed with the SEC on January 2, 2003 pertaining to a dividend increase and 2002 earning highlights.

                      A Form 8-K was filed with the SEC on January 29, 2003 pertaining to a press release announcing the Fourth Quarter 2002 earnings.

                      A Form 8-K was filed with the SEC on January 30, 2003 pertaining to a press release announcing the Fourth Quarter 2002 earnings.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST CHESTER COUNTY CORPORATION





                                                     /s/ Charles E. Swope
                                                     --------------------------
May 14, 2003                                         Charles E. Swope
                                                     President and CEO




May 14, 2003                                         /s/ J. Duncan Smith
                                                     --------------------------
                                                     J. Duncan Smith
                                                     Treasurer
                                                     (Principal Accounting
                                                     and Financial Officer)

I, Charles E. Swope, President and CEO of the Corporation, certify that:
   ----------------

1. I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003



/s/ Charles E. Swope
----------------------------------
Charles E. Swope
President and CEO

I, Kevin C. Quinn, Assistant Treasurer of the Corporation, certify that:
   --------------

1. I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003



/s/ Kevin C. Quinn
----------------------------------
Kevin C. Quinn
Assistant Treasurer

I, J. Duncan Smith, Treasurer of the Corporation, certify that:
   ---------------

1. I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003



/s/ J. Duncan Smith
----------------------------------
J. Duncan Smith
Treasurer

I, T. Benjamin Marsho, Assistant Treasurer of the Corporation, certify that:
   ------------------

1. I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003



/s/ T. Benjamin Marsho
----------------------------------
T. Benjamin Marsho
Assistant Treasurer

                                  EXHIBIT 99.1

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles
E. Swope, President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



May 14, 2003                                         /s/ Charles E. Swope
                                                     --------------------
                                                     Charles E. Swope
                                                     President and CEO

                                  EXHIBIT 99.2

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin
C. Quinn, Assistant Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



May 14, 2003                                         /s/ Kevin C. Quinn
                                                     -------------------
                                                     Kevin C. Quinn
                                                     Assistant Treasurer

                                  EXHIBIT 99.3

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Duncan Smith, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



May 14, 2003                                         /s/ J. Duncan Smith
                                                     -------------------
                                                     J. Duncan Smith
                                                     Treasurer

                                  EXHIBIT 99.4

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. Benjamin Marsho, Assistant Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



May 14, 2003                                         /s/ T. Benjamin Marsho
                                                     ----------------------
                                                     T. Benjamin Marsho
                                                     Assistant Treasurer