Form 10-Q
period 2003-06-30
FIRST CHESTER COUNTY CORP
filed 2003-08-14
CIK 744126

August 14, 2003
                                 VIA: EDGARLINK

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312

                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003.



                                Very truly yours,

                               /s/ J. Duncan Smith
                               -------------------
                               J. Duncan Smith, Treasurer
                               (Principal Accounting
                               and Financial Officer)
JDS/wad
Enclosures

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

For the quarterly period ended June 30, 2003, OR
                               -------------

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


                                 (484) 881-4000
               (Registrant's telephone number, including area code)

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

The number of shares outstanding of Common Stock of the Registrant as of August 12, 2002 was 4,481,229.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE

Part I.  FINANCIAL INFORMATION

         Item 1 -  Financial Statements
                   Consolidated Statements of Condition
                   June 30, 2003 and December 31, 2002                      3


                   Consolidated Statements of Income
                   Three and Six-Months Ended June 30, 2003 and 2002        4


                   Consolidated Statements of Cash Flows
                   Six-Months Ended June 30, 2003 and 2002                  5


                   Notes to Consolidated Financial Statements             6-9


         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      10 - 26

         Item 3 -  Quantitative and Qualitative Disclosures About
                   Market Risk                                             27

         Item 4 -  Controls and Procedures                            27 - 28


Part II. OTHER INFORMATION

         Item 1 -  Legal Proceedings                                       29
         Item 2 -  Changes in Securities                                   29
         Item 3 -  Defaults upon Senior Securities                         29
         Item 4 -  Submission of Matters to a Vote of Security Holders     29
         Item 5 -  Other Information                                       29
         Item 6 -  Exhibits and Reports on Form 8-K                   29 - 30

         Signatures                                                        31
         Exhibit Index                                                     32
         Certifications                                               33 - 40


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       (Unaudited)
(Dollars in thousands)                                                                     June 30,         December 31,
                                                                                             2003                2002*
                                                                                        ------------        ------------
ASSETS
    Cash and due from banks                                                             $    38,220         $     31,777
    Federal funds sold and other overnight investments                                       22,500               17,000
    Interest Bearing Deposits in banks                                                          391                   90
                                                                                         -----------         ------------

                Total cash and cash equivalents                                              61,111               48,867
                                                                                         -----------         ------------
    Investment securities held-to-maturity (market value of $32 at
    June 30, 2003 and $34 at December 31, 2002, respectively)                                    30                   31
                                                                                         -----------         ------------

    Investment securities available-for-sale, at market value                               123,636              128,344
                                                                                         -----------         ------------

    Loans                                                                                   462,438              447,682
    Less:  Allowance for loan losses                                                         (6,156)              (6,230)
                                                                                         -----------         ------------

                Net loans                                                                   456,282              441,452
                                                                                         -----------         ------------

    Premises and equipment                                                                   13,645               13,944
    Other assets                                                                             10,135                7,372
                                                                                         -----------         ------------

                Total assets                                                            $   664,839         $    640,010
                                                                                         ===========         ============
LIABILITIES
    Deposits
        Noninterest-bearing                                                             $   118,964         $    109,012
        Interest-bearing (including certificates of deposit over $100 of $23,479 and $22,845 - June 30, 2003 and
           December 31, 2002 respectively)                                                  453,647              449,726
                                                                                         -----------         ------------

        Total deposits                                                                      572,611              558,738

    Federal Home Loan Bank advances and other borrowings                                     31,368               22,678
    Guaranteed preferred beneficial interest in Corporation's subordinated
          debentures                                                                          5,000                5,000
    Other liabilities                                                                         5,038                4,982
                                                                                         -----------         ------------

        Total liabilities                                                                   614,017              591,398
                                                                                         -----------         ------------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at June 30, 2003 and December 31, 2002.                        4,800                4,800
    Additional paid-in capital                                                                1,164                  860
    Retained earnings                                                                        48,446               46,746
    Accumulated other comprehensive income                                                    1,305                1,378
    Treasury stock, at cost: 330,918 shares and 370,202 shares
        at June 30, 2003 and December 31, 2002, respectively.                                (4,893)              (5,172)
                                                                                         -----------         ------------

                Total stockholders' equity                                                   50,822               48,612
                                                                                         ----------          ------------

                Total liabilities and stockholders' equity                              $   664,839         $    640,010
                                                                                         ===========         ============

The accompanying notes are an integral part of these statements.
* Derived from audited, consolidated financial statements included in Annual Report on Form 10-K for the fiscal year ended 12/31/02.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                            Three Months Ended                  Six  Months Ended
                                                                                June 30,                           June 30,
                                                                         -------------------------          ---------------------
                                                                         2003                 2002          2003             2002
                                                                         ----                 ----          ----             ----
INTEREST INCOME
    Loans, including fees                                                $ 7,138          $ 8,056           $14,146       $16,423
    Investment securities                                                  1,011            1,179             2,233         2,211
    Federal funds sold                                                        89              105               181           199
    Deposits in Banks                                                          1                1                 2             3
                                                                         -------          -------           -------       -------

                Total interest income                                      8,239            9,341            16,562        18,836
                                                                         -------          -------           -------       -------
INTEREST EXPENSE
    Deposits                                                               1,574            2,486             3,269         5,084
    Securities sold under repurchase agreements                               -                 5                 3            12
    Interest on Trust preferred securities                                    66                -               129             -
    Federal Home Loan Bank advances and other borrowings                     178              281               358           615
                                                                         -------          -------           -------       -------

                Total interest expense                                     1,818            2,772             3,759         5,711
                                                                         -------          -------           -------       -------

                Net interest income                                        6,421            6,569            12,803        13,125

    Provision for loan losses                                                373              310               767           780
                                                                         -------          -------           -------       -------

                Net interest income after provision
                for possible loan losses                                   6,048            6,259            12,036        12,345
                                                                         -------          -------           -------       -------

NON-INTEREST INCOME
    Financial management services                                            870              757             1,652         1,562
    Service charges on deposit accounts                                      512              437             1,045           869
    Investment securities gains, net                                         200              121               259           121
    Operating lease rental income                                            196              189               447           369
    Gains and fees on the sale of residential mortgages                      394               72               804           190
    Gain on the sale of credit card portfolio                                  -                -               306             -
    Other                                                                    524              483             1,051         1,134
                                                                         -------          -------           -------       -------
                Total non-interest income                                  2,696            2,059             5,564         4,245
                                                                         -------          -------           -------       -------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                         3,823            3,527             7,501         6,875
    Net occupancy, equipment and date processing                           1,368            1,239             2,711         2,443
    Depreciation expense on operating leases                                 167              117               338           318
    FDIC deposit insurance                                                    22               21                44            43
    Bank shares tax                                                          122              126               230           228
    Professional service                                                     253              455               510           665
    Other                                                                  1,057            1,041             2,117         2,046
                                                                         -------          -------           -------       -------
                Total non-interest expense                                 6,812            6,526            13,451        12,618
                                                                         -------          -------           -------       -------

                Income before income taxes and cumulative effect
                of change in accounting for income taxes                   1,932            1,792             4,149         3,972

INCOME TAXES                                                                 582              509             1,246         1,150
                                                                         -------          -------           -------       -------
NET INCOME                                                               $ 1,350          $ 1,283           $ 2,903       $ 2,822
                                                                         =======          =======           =======       =======

PER SHARE DATA
    Basic earnings per common share                                      $ 0.300          $ 0.290           $ 0.650       $ 0.640
                                                                         =======          =======           =======       =======
    Diluted earnings per common share                                    $ 0.300          $ 0.290           $ 0.640       $ 0.630
                                                                         =======          =======           =======       =======
    Dividends declared                                                   $ 0.135          $ 0.130           $ 0.270       $ 0.260
                                                                         =======          =======           =======       =======

Basic weighted average shares outstanding                              4,459,286        4,422,323         4,448,684     4,422,950
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            4,565,503        4,466,067         4,531,232     4,459,403
                                                                       =========        =========         =========     =========
The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                    -------------------------
(Dollars in thousands)                                                                                2003              2002
                                                                                                    -------            ------
OPERATING ACTIVITIES
    Net Income                                                                                   $   2,903          $  2,822
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 1,416             1,271
           Provision for loan losses                                                                   767               780
    Amortization of investment security premiums
           and accretion of discounts                                                                1,084               220
    Amortization of deferred fees on loans                                                             187              (168)
    Investment securities gains, net                                                                  (259)             (121)
    (Increase) decrease in other assets                                                             (2,836)              835
    Increase (decrease) in other liabilities                                                            56              (373)
                                                                                                 ----------         ---------

           Net cash provided by operating activities                                             $   3,318          $  5,266
                                                                                                 ----------         ---------

INVESTING ACTIVITIES
    (Decrease) Increase in loans                                                                   (15,249)            8,426
    Proceeds from sales of investment securities available-for-sale                                 47,076            12,419
    Proceeds from maturities of investment securities available-for-sale                            12,913             7,925
    Purchases of investment securities available-for-sale                                          (56,640)          (34,663)
    Purchase of premises and equipment, net                                                         (1,117)           (1,013)
                                                                                                 ----------         ---------
      Net cash (used in) investing activities                                                    $ (13,017)         $ (6,906)
                                                                                                 ----------         ---------

FINANCING ACTIVITIES
    Increase (decrease) in Federal Home Loan Bank advances                                           8,690            (4,209)
    Increase in deposits                                                                            13,873            28,512
    Decrease in securities sold under repurchase agreement                                               -           (13,279)
    Cash dividends                                                                                  (1,203)           (1,150)
    Treasury stock transactions                                                                        583                27
                                                                                                 ----------         ---------

           Net cash provided by financing activities                                                21,943             9,901
                                                                                                 ----------         ---------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                                12,244             8,261

Cash and cash equivalents at beginning of period                                                    48,867            38,233
                                                                                                 ----------         ---------

Cash and cash equivalents at end of period                                                       $  61,111          $ 46,494
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

2. The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I,
           Item 2 of our Quarterly Report on Form 10-Q for the period ending June 30, 2003.

3. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. The Corporation adopted the provisions of FASB issued SFAS No. 130, "Reporting of Comprehensive Income", on January 1, 2002. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements. Other comprehensive income (loss) net of taxes for the three- and six-month periods ended June 30, 2003 was $139 thousand and ($72) thousand, compared to $880 thousand and $680 thousand in the same period last year. Total comprehensive income
           (which is the sum of net income and other comprehensive income mentioned above), for the three- and six-month periods ended June 30, 2003 was $1.50 million and $2.83 million, compared to $2.16 million and $3.50 million in the same period last year.

5. The Corporation adopted SFAS No. 141, "Business Combinations", on January 1, 2002. SFAS 141 requires all business combinations be accounted for by a single method--the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2002. The adoption of the provisions of SFAS No. 141 did not have an impact on the Corporation's financial condition, results of operations or cash flows. The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The Corporation has no goodwill or intangible assets that are affected by this provision; therefore, the adoption of SFAS No. 142 did not have an impact on the Corporation's financial condition, results of operations or cash flows.

6. The Corporation adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Corporation.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

7. On July 11, 2002, the Corporation issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through First Chester County Capital Trust I (the "Trust"), a special-purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. The securities provide for quarterly cash distributions calculated at a rate based on the three-month London Inter-bank Offering Rate ("LIBOR") plus 3.65%. As of June 30, 2003, the effective interest rate was 5.28% and 5.16% for the three- and six-month periods. The capital securities will be redeemed on October 7, 2032; however the Corporation does have the option to shorten the maturity date to a date not earlier than October 7, 2007. These securities have been structured so that they qualify as Tier 1 Capital of the Corporation.

8. The Corporation adopted FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions FIN 45, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has issued financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record an initial liability, other than the fees received for these letters of credit, unless it became probable that the Corporation would have to perform under the letter of credit. Under FIN 45, the Corporation will record a liability equal to the initial fair value of the liability for the letters of credit. The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amounts of future payments of letters of credit outstanding as of June 30, 2003 were $6.9 million, and they expire through May 8, 2007. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the letter of credit, which varies depending on the customer. The adoption of the provisions of FIN 45 is not expected to have a material impact on the financial condition or results of operation of the Corporation.

9. In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated
           Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.The Corporation is in the process of determining what impact, if any; the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                   (UNAUDITED)


          The Corporation has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Corporation prior to the issuance of FIN 46. Management has determined that First Chester County Capital Trust I qualifies as a variable interest entity under FIN 46. First Chester County Capital Trust I issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. First Chester County Capital Trust I holds, as its sole asset, subordinated debentures issued by the Corporation in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by First Chester County Capital Trust I on the mandatory redeemable preferred stock. First Chester County Capital Trust I is currently included in the Corporation's consolidated balance sheet and statements of income. Management believes that First Chester County Capital Trust I should continue to be included in the Corporation's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to First Chester County Capital Trust I become available, management will reevaluate its conclusion that First Chester County Capital Trust I should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

10.        Stock-based Compensation

           At June 30, 2003, the Corporation had one stock-based compensation plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                                                  6/30/03            6/30/02
                                                                                  -------            -------
            Net income (in thousands)      As reported                            $ 1,350            $ 1,283
                Stock-based compensation costs determined
                under fair value method for all awards                            $   (34)           $   (66)
                                                                                  --------           --------
                                               Pro forma net income               $ 1,316            $ 1,217

            Earnings per share (Basic)      As reported                           $  0.30            $  0.29
                                               Pro forma                          $  0.29            $  0.27
            Earnings per share (Diluted)   As reported                            $  0.30            $  0.29
                                               Pro forma                          $  0.29            $  0.27

           Note: There were no options granted during the three- and six-month periods ended June 30, 2003.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                   (UNAUDITED)


11. The Corporation adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Corporation periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Corporation's financial position or results of operations.

12. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Corporation currently classifies its Guaranteed Preferred Beneficial Interest in the Corporation's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Corporation's financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

         This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, The First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head Properties II, LLC, and First Chester County Capital Trust I, (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

                             RISKS AND UNCERTAINTIES

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

         These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) competition among financial and non-financial institutions in the Corporation's market area that may result in customer turnover and lower interest rate margins; (e) changes in the regulatory environment, securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, and interest rate margins; (f) impact of changes in interest rates on customer behavior; (g) the impact of changes in demographics on branch locations; (h) technological changes; (i) changes in the value of securities and investments managed for others may affect the growth level of the Corporation's non-interest income; (j) changes in the credit of our borrowers, the collateral securing assets or other aspects of credit quality; (k) our ability to manage the risks involved in the foregoing; and (l) the accuracy of the assumptions and estimates used in the preparation of our financial statements. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

         The Corporation undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report.

            CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The accounting and reporting policies of the Corporation conform to the accounting principals generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                           ALLOWANCE FOR CREDIT LOSSES

         The Corporation considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on Management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

                          EARNINGS AND DIVIDEND SUMMARY

         Net income for the three-month period ended June 30, 2003 was $1.350 million, an increase of $67 thousand or 5.22% from $1.283 million for the same period in 2002. Net income for the six-month period ended June 30, 2003 was $2.903 million, an increase of $81 thousand or 2.87% from $2.822 million for the same period in 2002. Earnings for the three-month period ended June 30, 2003 include gains and fees of $394 thousand from the sale of residential mortgages and gains of $200 thousand on the sale of investment securities. Earnings for the six-months ended June 30, 2003 include gains of $306 thousand from the sale of the $2.7 million credit card portfolio to Elan Financial Services and $804 thousand gains and fees from the sale of residential mortgages. These gains were offset by a decrease in net interest income resulting from the current interest rate environment and increased operating costs. Basic earnings per share was $0.30 and $0.65 for the three- and six-month periods ended June 30, 2003, respectively, compared to $0.29 and $0.64 for the same periods in 2002. Cash dividends declared during the second quarters of 2003 were $0.135 and $0.270 per share for the three- and six-month periods compared to $0.130 per share and $0.260 per share for the three- and six-month periods ended June 30, 2002. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                         Three Months Ended           Six Months Ended
                                                                             June 30,                        June 30,
                                                                 --------------------------------   -----------------------
                                                                   2003                 2002          2003           2002
                                                                 --------------------------------   -----------------------
           SELECTED RATIOS
           ---------------
           Return on Average Assets                              0.83%              0.87%             0.91%         0.96%
           Return on Average Equity                             10.65%             11.25%            11.58%        12.47%
           Net Interest Margin                                   4.28%              4.78%             4.30%         4.80%
           Earnings Retained                                    55.41%             55.19%            58.59%        59.25%
           Dividend Payout Ratio                                44.59%             44.81%            41.41%        40.75%
            Book Value Per Share                                $11.37             $10.45            $11.37        $10.45

The "Consolidated Average Balance Sheet" on pages 17 and 18 may assist the reader in understanding the following discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and six-month periods ended June 30, 2003 on a tax equivalent basis, was $6.5 million and $12.9 million, respectively. This represents a decrease of 1.5% and 2.0% when compared to the three- and six-month net interest income of $6.6 million and $13.2 million, respectively. The decrease in tax equivalent net interest income for both periods can be attributed to a decrease in the net yield on interest-earning assets when compared to the same period last year, partially offset by increases in average interest-earning asset balances and lower yields paid on interest-bearing liabilities.

         The average net yield on interest earning assets, on a tax equivalent basis for the three- and six-month period ended June 30, 2003 decreased 10.46% and 10.42% or 50 basis points (one basis point is equal to 1/100 of a percent) to 4.28% and 4.30%, compared to 4.78% and 4.80% for the same periods in 2002, respectively. The average yield on interest-earning assets for the three- and six-month period ended June 30, 2003 decreased 19.3% or 131 basis points and 19.5% or 134 basis points to 5.47% and 5.55% compared to 6.78% and 6.89% for the same periods in 2002. The average yield paid on interest-bearing liabilities for the three- and six-month period ended June 30, 2003 decreased 39.5% or 98 basis points and 39.3% or 101 basis points to 1.50% and 1.56% compared to 2.48% and 2.57% for the same periods in 2002, respectively. Yields on interest-bearing liabilities decreased primarily due to the lowering of rates paid on deposit accounts as the Corporation reacted to external rate changes and tried to off-set the decreases in asset yields. Continued low interest rates and pricing competition may continue to put pressure on our net-interest margin and may adversely impact net-interest income in future time periods.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

         Average interest-earning assets increased approximately $54.9 million or 9.9% to $607.0 million for the three-months ended June 30, 2003 from $552.1 million in the same period last year. For the six months ended June 30, 2003, average interest-earning assets increased approximately $52.6 or 9.6% million to $601.3 million from $548.7 million in the same period last year. The increase in average interest-earning assets for the three- and six-month periods ended June 30, 2003, was primarily due to increases in the average investment securities, additionally, increases in average loans outstanding, and excess funds invested in Federal funds and other overnight investments contributed to the increase.

         Average interest-bearing liabilities increased approximately $38.2 million or 8.5% to $484.8 million for the three-months ended June 30, 2003, from $446.7 million in the same period last year. For the six-month ended June 30, 2003, average interest-bearing liabilities increased $37.3 million or 8.4% to $482.5 million from $445.3 million in the same period last year. The increase in average interest-bearing liabilities for the three-month period was the result of a 7.4% increase in interest-bearing deposits and 10.3% increase in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the six-month period was the result of an 8.6% increase in interest-bearing deposits and the additional funds from the issuance of a trust preferred security.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                        June 30,
                                                                 --------------------------------   -----------------------
                                                                   2003                 2002          2003           2002
                                                                 --------------------------------   -----------------------
           YIELD ON
           --------
           Interest-Earning Assets                               5.47%              6.78%             5.55%         6.89%
           Interest Bearing Liabilities                          1.50%              2.48%             1.56%         2.57%
                                                                 -----              -----             -----         -----
           Net Interest Spread                                   3.97%              4.30%             3.99%         4.32%
           Contribution of Interest-Free Funds                   0.31%              0.48%             0.31%         0.48%
                                                                 -----              -----             -----         -----
           Net Yield on Interest-Earning Assets                  4.28%              4.78%             4.30%         4.80%
                                                                 =====              =====             =====         =====


      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

         Interest income on federal funds sold and other overnight investments for the three- and six-month periods ended June 30, 2003, decreased 15.2% and 9.0% to $89 thousand and $181 thousand, respectively, when compared to the same periods in 2002. The decrease in interest income on Federal funds sold and other overnight investments is the direct result of 35.9% or 69 basis points and 35.2% or 68 basis points decrease on rates earned partially offset by a 32.6% and 40.8% increase in the average balance of federal funds sold and other overnight investments for the three- and six- month periods ended June 30, 2003, respectively. The increase in the average balance of federal funds sold and overnight investments can be attributed to the increased liquidity provided by increases in deposit balances from our new and existing branches and cash flow from the investment portfolio which includes sales, maturities, pay downs and pay-offs.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued


                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 12.2% to $1.0 million for the three-month period ended June 30, 2003, and increased 1.9% to $2.3 million for the six-month period ended June 30, 2003, respectively, when compared to the same periods in 2002. The decrease for the three-month period is primarily due to a 206 basis point or 38.9% decrease on interest rates on such investments partially offset by a 43.7% or $39.2 million increase in the average investment security balance. The increase for the six-month period ended June 30, 2003 is the result of a 49.6% or $42.4 million increase in the average investment security balance partially offset by a 166 basis point or 31.8% decrease in the yield earned compared to the same period last year. Increases in the average investment security balances for the three- and six-month period are the result of the Corporation's increased cash position due to the increased deposits generated by our new and existing branch locations.

                            INTEREST INCOME ON LOANS

         Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 11.1% and 13.6% to $7.2 million and $14.2 million for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002, respectively. The decrease in interest income for these periods is the direct result of 94 and 104 basis points or 12.8% and 14.0% decrease in rates earned on the portfolio as compared to last year partially offset by a 1.9% and 0.4% increase in the average balance of outstanding loans for the three- and six-month periods ended June 30, 2003, respectively. The sale of the Bank's credit card portfolio to "Elan" Financial Services accounted for a significant portion of the decrease in average loan balances. See "Non-Interest Income" for more details.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts decreased 36.7% and 35.7% for the three- and six-month periods ended June 30, 2003 to $1.6 million and $3.3 million, compared to $2.5 million and $5.1 million for the same periods in 2002. The decrease for the three-month period is primarily the result of a 41.0% or 96 basis point decrease on rates paid on interest-bearing deposits partially offset by a 7.4% or $31.6 million increase in the average interest bearing deposits balance. The decrease for the six-month period is primarily the result of a 40.7% or 99 basis point decrease on rates paid on interest-bearing deposits partially offset by a 8.6% or $36.1 million increase in the average interest bearing deposits balance compared to the same period last year. The corporation's effective rate on interest-bearing deposits decreased to 1.38% for the three-month period ended June 30, 2003 from 2.34% in 2002. The Corporation's effective rate on interest bearing deposits decreased to 1.44% for the six-month period ended June 30, 2003 from 2.43% in 2002.

         Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be a strong factor. Despite this competition, the Corporation's deposit base continues to grow and is expected to continue to grow as we continue to open new branches and attract new customers with new services. Total deposits continue to grow at our new branches as well as at our existing sites. Our newest branch office in Coatesville, located at 258 East Lincoln Highway opened for business in June 2003. Other new branch sites are currently under review, which if opened, should continue to expand the Corporation's deposit base.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued


         INTEREST EXPENSE ON SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Interest expense on securities sold under repurchase agreements decreased 100.0% and 75.0% to $0 thousand and $3 thousand for the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The decreases are primarily attributable to $584 million and $691 million decrease in average balance for the three- and six-month period compared to the same periods in 2002, respectively. The decrease is also attributable to the popularity of the Bank's overnight cash sweep and tri-party repo programs totaled were $86.2 million at June 30, 2003 and $57.2 million at June 30, 2002. These programs represent funds of our customers invested overnight with third parties and therefore do not appear on our balance sheet. The Corporation earns a fee of approximately 25 basis points on these balances.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings decreased $103 thousand to $178 thousand for the three-month period ended June 30, 2003 from $281 thousand when compared to the same period in 2002. The decrease is the direct result of 42.6% or 228 basis point decrease in average rates paid on borrowings for the three-month period ending June 30, 2003 when compared to the same period last year. Interest expense on borrowings decreased $257 thousand to $358 thousand for the six-month period ended June 30, 2003 from $615 thousand when compared to the same period in 2002. The decrease is a direct result of 33.9% or a 161 basis point decrease on rates paid. Average FHLB borrowings for the three-month period ended June 30, 2003 increased 10.3% to $23.2 million from $21.0 million when compared to the same period last year. Average FHLB borrowings for the six-month period decreased 11.9% to $22.8 million from $25.9 million when compared to the same period in 2002. The decrease in borrowing levels for the six-month period ended June 30, 2003 is the result of funding demand being met by current deposit growth and cash flow from other sources. For the three-month period ended June 30, 2003, borrowings increased in response to increased loan and investment portfolio growth. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                            PROVISION FOR LOAN LOSSES

         During the three- and six-month periods ended June 30, 2003, the Corporation recorded a $373 thousand and a $767 thousand provision for loan losses compared to a $310 thousand and a $780 thousand for the same periods in 2002. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 2003, 1.49% at June 30, 2002 and 1.39% at December 31, 2002,
respectively. See the section titled "Allowance For Loan Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 30.9% to $2.7 million for the three- month period ended June 30, 2003 when compared to the same period in 2002. For the six- month period ended June 30, 2003, total non-interest income increased 31.1% to $5.6 million when compared to the same period in 2002.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued


         The primary component of non-interest income is Financial Management Services ("FMS") revenue, which increased 14.9% and 5.8% to $870 thousand and $1.7 million for the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The market value of FMS assets under management and custody grew $24.3 million or 4.9% from $491.4 million on June 30, 2002 to $515.7 million on June 30, 2003. In spite of a volatile stock market and the loss of a $38 million relationship early in 2003, the value of FMS assets under management and custody has continued to grow from period to period. With the volatility in the financial markets, the portfolio has not grown as expected, which in turn has led to lower than expected fee income.

         Service charges on deposit accounts increased approximately 17.2% to $512 thousand for the three-months ended June 30, 2003 compared to $437 thousand for the same period in 2002. For the six-month period ended June 30, 2003, service charges on deposit accounts increased 20.3% to $1.05 million compared to $869 thousand for the same period in 2002. The increase in service charge revenue for both periods is primarily the result of an increase in the number of deposit accounts. Implementation of new fee schedule which became effective February 15, 2003 also contributed to the increases.

         Investment securities gains also contributed to the increase in non-interest income. For the three-month period ended June 30, 2003, investment security gains increased $79 thousand from $121 thousand to $200 thousand, when compared to the same period in 2002. For the six-month period ended June 30, 2003, investment security gains increased $138 thousand from $121 thousand to $259 thousand, when compared to the same period in 2002. These gains were realized as a result of normal portfolio management.

         The Corporation has operating lease agreements with several of our customers; this income is classified as "Rental Income". Rental income on operating lease agreements for the three- and six-month period ended June 30, 2003 increased 3.7% and 21.1% to $196 thousand and $447 thousand from $189 thousand and $369 thousand when compared to the same periods in 2002. See related depreciation expense in the non-interest expense section for more details.

         Gains and fee income generated in the sale of residential mortgages for the three- and six-month period ended June 30, 2003 increased 447.2% and 323.2% to $394 thousand and $804 thousand from $72 thousand and $190 thousand compared to the same periods last year. The increase is primarily due to a higher volume of originations of residential mortgage resulting from the current mortgage interest rate environment.

         Gains on the sale of credit card portfolio also contributed to the increase in non-interest income. During the first quarter of 2003, a gain of $306 thousand on the sale of credit card portfolio to Elan Financial Services. The simultaneous establishment of an agency agreement with Elan enables us to offer enhanced service to our credit card holders. Elan processes card transactions for more than 1,200 financial institutions. Management considers this gain to be non-recurring and is not expected in future time periods.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

         Other non-interest income increased 8.5% to $524 thousand for the three-months ended June 30, 2003 compared to $483 thousand for the same period in 2002. For the six-month period ended June 30, 2003, other non-interest income decreased 7.3% from $1.13 million to $1.05 million when compared to the same period in 2002. The increase in other non-interest income for the three-month period can be attributed to increases in miscellaneous income and fees.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three- and six-month periods ended June 30, 2003 increased 4.4% to $6.8 million and 6.6% to $13.5 million, compared to the same periods in 2002. The various components of non-interest expense are discussed below.

         Employee salaries and benefits increased 8.4% to $3.8 million and 9.1% to $7.5 million for the three-month and six-month periods ended June 30, 2003 compared to the same periods in 2002. Increased staffs due to the establishment of our Credit Administration area and the opening of our Customer Contact Center, annual employee raises, and a proportional increase in employee benefits are primarily responsible for the increase. At June 30, 2003, the Corporation employed 253 full time and 46 part time employees compared to 233 full time and 53 part time employees at June 30, 2002.

         Net occupancy, equipment, and data processing expense increased 10.4% and 11.0% to $1.4 million and $2.7 million for the three- and six-month periods ended June 30, 2003, compared to the same periods last year, respectively. The increase is the result of increased building maintenance cost and asset depreciation expense. Additionally, computers and related equipment costs associated with the expansion, upgrading and maintenance of personnel computers and our networking infrastructure contributed to the increase.

         Depreciation on operating leases increased 42.7% and 6.3% to $167 thousand and $338 thousand for the three- and six-month periods ended June 30, 2003, compared to the same periods last year, respectively. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

         Professional Services decreased 44.4% and 23.3% to $253 thousand and $510 thousand for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. The decrease is the result of a decrease in consultant, employee recruiting, and legal fees compared to the previous year.

         Total other non-interest expense increased 1.5% and 3.5% to $1.1 million and $2.1 million for the three- and six-month period ended June 30, 2003 compared to the same periods last year, respectively. The increase can be attributed to increases in general operating expenses.

         The Corporation has entered into a lease agreement to open a new branch office in East Bradford at a local supermarket during the third quarter of 2003. This and other new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                                2003                                   2002
                                                     --------------------------------        ----------------------------------

                                                       Daily                                    Daily
                                                     Average                                    Average
                                                     Balance         Interest    Rate           Balance     Interest       Rate
ASSETS                                               -------         --------    ----           -------     --------       ----
Federal funds sold and other overnight investments  $   29,009      $    89     1.23%        $   21,877     $    105      1.92%
Interest bearing deposits in banks                         296            1     1.35%               182            1      2.20%
Investment securities

    Taxable                                            119,763          943     3.15%            87,810        1,156      5.27%
    Tax-exempt (1)                                       9,024          100     4.41%             1,784           32      7.21%
                                                     ---------      -------                  ----------     --------
        Total investment securities                    128,787        1,043     3.24%            89,594        1,188      5.30%
                                                     ---------      -------                  ----------     --------
Loans (2)
    Taxable                                            442,242        7,061     6.39%           438,170        8,028     7.33%
    Tax-exempt (1)                                       6,699          114     6.81%             2,279           41     7.24%
                                                     ---------      -------                  ----------     --------
        Total loans                                    448,941        7,175     6.39%           440,449        8,069     7.33%
                                                     ---------      -------                  ----------     --------
        Total interest-earning assets                  607,033        8,308     5.47%           552,102        9,363     6.78%
Non-interest earning assets
    Allowance for possible loan losses                  (6,479)                                  (6,668)
    Cash and due from banks                             25,030                                   23,563
    Other assets                                        22,222                                   22,863
                                                     ---------                               ----------
        Total assets                                $  647,806                               $  591,860
                                                     =========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits               $  333,905      $   672     0.81%        $  277,114     $  1,020     1.47%
Certificates of deposits and other time                122,723          902     2.94%           147,943        1,466     3.96%
                                                     ---------      -------                  ----------     --------
   Total interest bearing deposits                     456,628        1,574     1.38%           425,057        2,486     2.34%
Securities sold under repurchase agreements               -            -        0.00%               584            5     3.42%
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                 5,000           66     5.28%              -             -
Federal Home Loan Bank advances and
      other borrowings                                  23,180          178     3.05%            21,011          281     5.35%
                                                     ---------      -------                  ----------     --------

   Total interest bearing liabilities                  484,808        1,818     1.50%           446,652        2,772     2.48%
                                                     ---------      -------                  ----------     --------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               107,095                                   94,514
    Other liabilities                                    5,181                                    5,090
                                                     ---------                               ----------
        Total liabilities                              597,084                                  546,256
Stockholders' equity                                    50,722                                   45,604
                                                     ---------                               ----------
        Total liabilities and stockholders' equity  $  647,806                               $  591,860
                                                     =========                               ==========
Net interest income                                                 $ 6,491                                 $  6,591
                                                                    =======                                 ========
Net yield on interest earning assets                                            4.28%                                    4.78%
                                                                                =====                                    =====








(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA penalty for 2003 and 2002.
(2) Non-accruing loans are included in the average balance.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                              2003                                      2002
                                                     ---------------------------------      -----------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
ASSETS                                                 -------     --------      ----           -------     --------       ----
Federal funds sold and other overnight investments    $ 29,058    $     181      1.25%         $ 20,644      $   199       1.93%
Interest bearing deposits in banks                         269            2      1.49%              203            3       2.96%
Investment securities
Taxable                                                122,853        2,151      3.50%           83,777        2,168       5.18%
    Tax-exempt (1)                                       5,131          124      4.83%            1,783           65       7.29%
                                                       -------     --------                     -------       ------
        Total investment securities                    127,984        2,275      3.56%           85,560        2,233       5.22%
                                                       -------     --------                     -------       ------
Loans (2)
    Taxable                                            438,295       14,011      6.39%          439,856       16,362       7.44%
    Tax-exempt (1)                                       5,665          204      7.20%            2,393           92       7.70%
                                                       -------     --------                     -------       ------
        Total loans                                    443,960       14,215      6.40%          442,249       16,454       7.44%
                                                       -------     --------                     -------       ------
Total interest-earning assets                          601,271       16,673      5.55%          548,656       18,889       6.89%
Non-interest earning assets
    Allowance for possible loan losses                  (6,475)                                  (6,626)
    Cash and due from banks                             24,679                                   23,128
    Other assets                                        21,747                                   23,041
                                                       -------                                  -------
        Total assets                                  $641,222                                 $588,199
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $330,959     $  1,399      0.85%         $278,739      $ 1,980     1.42%
Certificates of deposits and other time                123,484        1,870      3.03%          139,654        3,104     4.45%
                                                       -------     --------                     -------       ------
Total interest bearing deposits                        454,443        3,269      1.44%          418,393        5,084     2.43%
Securities sold under repurchase agreements                268            3      2.24%              959           12     2.50%
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                 5,000          129      5.16%               -             -     0.00%
Federal Home Loan Bank advances and                     22,823          358      3.14%           25,918          615     4.75%
                                                       -------     --------                     -------       ------
     other borrowings
   Total interest bearing liabilities                  482,534        3,759      1.56%          445,270        5,711     2.57%
                                                       -------     --------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               103,277                                   92,525
    Other liabilities                                    5,263                                    5,138
                                                       -------                                  -------
        Total liabilities                              591,074                                  542,933
Stockholders' equity                                    50,148                                   45,266
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $641,222                                 $588,199
                                                       =======                                  =======
Net interest income                                                $ 12,914                                  $13,178
                                                                    =======                                  =======
Net yield on interest earning assets                                             4.30%                                   4.80%
                                                                                 =====                                   =====











(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA penalty for 2003 and 2002.
(2) Non-accruing loans are included in the average balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

         Income tax expense for the three- and six-month periods ended June 30, 2003 was $582 thousand and $1.2 million, compared to $509 thousand and $1.2 million in the same periods last year. This represents effective tax rates of 30.1% and 30.0% for the three- and six-month periods ended June 30, 2003, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2002 were 28.4% and 29.0%, respectively.

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

                                                             DEPOSIT ANALYSIS

(Dollars in thousands)                         June 30, 2003              December 31, 2002              Average Balance
                                      --------------------------       --------------------------    ------------------------
                                      Average         Effective        Average         Effective     Dollar       Percentage
DEPOSIT TYPE                          Balance            Yield          Balance           Yield      Variance      Variance
------------                          -------         ----------       ---------       ----------    --------      ----------
NOW Accounts                         $  84,581          0.25%          $  79,587         0.38%       $  4,994        6.27%
Money Market                            26,324          0.81%             25,430         1.37%            894        3.52%
Statement Savings                       61,781          0.90%             53,754         1.44%          8,027       14.93%
Other Savings                            1,513          0.93%              1,567         1.34%            (54)      (3.45%)
CD's Less than $100,000                100,888          2.86%            109,362         4.18%         (8,474)      (7.75%)
                                       -------                          --------                      -------

Total Core Deposits                    275,087          1.41%            269,700         2.23%          5,387        2.00%

Non-Interest Bearing
Demand Deposit Accounts                103,277           -                97,266           -            6,011        6.18%
                                       -------                          --------                      -------

Total Core and Non-Interest
  Bearing Deposits                     378,364          1.02%            366,966         1.64%         11,398        3.11%
                                       -------                          --------                      -------

Tiered Savings                         156,760          1.15%            132,108         1.84%        24,6520       18.66%
CD's Greater than $100,000              22,596          3.80%             25,644         3.52%         (3,048)     (11.89%)
                                       -------                          --------                      -------

Total Deposits                         557,720          1.17%            524,718         1.78%         33,002        6.29%
                                       =======                           =======                       ======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued


         The Corporation, as a member of the FHLB, maintains several credit facilities. As of June 30, 2003 the amount outstanding under the Corporation's line of credit with the FHLB was $0. Additionally, the FHLB offers several other credit related products which are available to the Corporation. The Corporation currently has a maximum borrowing capacity with the FHLB of approximately $217.3 million. During the three- and six-month periods ending June 30, 2003, average FHLB advances were approximately $23.2 million and $22.8 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 3.05% and 3.14% respectively. FHLB advances are collateralized by a pledge on the Corporation's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Corporation's FHLB stock.

         The  goal  of  interest  rate   sensitivity   management  is  to  avoid
fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $154.3 million or 23.2% of total assets at June 30, 2003 compared with a negative $190.7 million or 31.9% of total assets at June 30, 2002. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 2003

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                ------------    ----------        ------------      ---------       -------
ASSETS
    Federal funds sold and other
       overnight investments                     $  22,500       $     --         $       --        $      --       $ 22,500
    Investment securities                           52,613         22,502             48,551               --        123,666
    Interest bearing deposits in banks                 391             --                 --               --            391
    Loans and leases                               193,210        218,295             50,933           (6,156)       456,282
    Cash and cash equivalents                           --             --                 --           38,220         38,220
    Premises & equipment                                --             --                 --           13,645         13,645
    Other assets                                        --             --                 --           10,135         10,135
                                                  --------        -------          ---------         --------        -------
       Total assets                                268,714       $240,797         $   99,484        $  55,844       $664,839
                                                  ========        =======          =========         ========        =======

LIABILITIES AND CAPITAL
    Interest bearing deposits                    $      --       $    --          $       --        $ 118,964       $118,964
    Non-interest bearing deposit                   416,004         37,643                 --               --        453,647
    FHLB advances and other
       borrowings                                    1,910          2,820             26,638               --         31,368
    Guaranteed Preferred Securities                  5,000             --                 --               --          5,000
    Other liabilities                                  117             --              4,921               --          5,038
    Capital                                             --             --                 --           50,822         50,822
                                                  --------        -------          ---------         --------        -------
       Total liabilities & capital               $ 423,031       $ 40,463         $   31,559        $ 169,786       $664,839
                                                  ========        =======          =========         ========        =======
    Net interest rate
      sensitivity gap                            $(154,317)      $200,334         $   67,925        $(113,942)      $     --
                                                 =========        =======          =========         ========        =======
    Cumulative interest rate
      sensitivity gap                            $(154,317)      $ 46,017         $  113,942        $      --       $     --
                                                  ========        =======          =========         ========        =======
    Cumulative interest rate
      sensitivity gap divided
      by total assets                               (23.2%)          6.9%              17.1%
                                                  ========        =======          =========

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued


              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                       Three Months                      Six Months
                                                                           Ended                             Ended
                                                                          June 30,                          June 30,

(Dollars in thousands)                                                  2003            2002            2003             2002

Balance at beginning of period                                      $  6,389        $  6,746         $  6,230        $  6,344
                                                                     -------         -------          -------         -------

Provision charged to operating expense                                   373             310              767             780
                                                                     -------         -------          -------         -------

    Recoveries of loans previously charged-off                            24              15              144             281
    Loans charged-off                                                   (630)           (510)            (985)           (844)
                                                                     -------         -------          -------         -------

Net loans charged-off                                                   (606)           (495)            (841)           (563)
                                                                     -------         -------          -------         -------

Balance at end of period                                            $  6,156        $  6,561         $  6,156        $  6,561
                                                                     =======         =======          =======         =======
Period-end loans outstanding                                        $462,438        $439,625         $462,438        $439,625
Average loans outstanding                                           $448,941        $440,449         $443,960        $442,249
Allowance for loan losses as a
  Percentage of period-end loans outstanding                           1.33%           1.49%            1.33%          1.49%

Net charge-offs to average loans
    Outstanding                                                        0.13%           0.11%            0.19%          0.13%

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to charge-off all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Through the six-month period the increase in charge-offs is principally due to management's decision to write-down additional amounts on a loan previously recognized as a non-performing loan. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Our Credit Administration area should assist in improving the components of the allowance of loans and lease losses such as provision expense, recoveries, and charged-off loans.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

                                                       June 30,                 December 31,
(Dollars in thousands)                           2003             2002             2002
                                                 ----             ----             ----

Past due over 90 days and still accruing       $  600           $  143           $  321

Non-accrual loans                               3,883            2,771            5,216
                                                -----            -----            -----

Total non-performing loans                      4,483            2,914            5,537

Other real estate owned                         3,218              368              368
                                                -----            -----           ------

Total non-performing assets                    $7,701           $3,282           $5,905
                                                =====            =====            =====

Non-performing loans as a percentage
   of total loans (gross)                       0.97%            0.66%            1.24%

Allowance for loan losses as a
   percentage of non-performing loans         137.32%          225.19%          112.52%

Allowance for loan losses as a
   percentage of total loans and other real
   estate owned                                 1.65%            0.75%            1.32%

Allowance for loan losses as a
   percentage of non-performing assets         79.94%          199.94%          105.50%

         The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at June 30, 2003. Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Corporation acquired through foreclosure or other collection efforts and that is held for sale. The increase in OREO from December 31, 2002 to June 30, 2003 is attributable to two loan in principal amounts of $3.2 million, which had previously been classified as performing. The value of all OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

         The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         FASB 114 "Accounting by Creditors for Impairment of Loans" requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $3.9 million, $4.9 million, and $3.2 million at June 30, 2003, December 31, 2002, and June 30, 2002 respectively. The associated allowance for impaired loans was $388 thousand, $834 thousand and $733 thousand at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

         For the three-month and six-month period ended June 30, 2003, activity in the allowance for impaired loan losses include a provision of $325 thousand and $528 thousand, charge offs of $60 thousand and $90 thousand, recoveries of $20 thousand and $30 thousand, respectively. Contractual interest amounted to $94 thousand for the three-months ended June 30, 2003 and $198 thousand for the six-months ended June 30, 2003. Cash collected on loans for the three-month and six-month period ended June 30, 2003 was $1.3 million and $2.0 million, respectively. The amount applied to principal was $1.0 million and $1.7 million for the three- and six- month period, respectively, of which $23 thousand and $47 thousand was applied to interest for the three- and six-month period ended June 30, 2003, respectively.

         For the three-month and six-month period ended June 30, 2002, activity in the allowance for impaired loan losses include a provision of $0, write offs of $80 and $87 thousand, respectively, and recoveries of $0, respectively. Contractual interest amounted to $102 thousand for the three- months ended June 30, 2002 and $241 thousand for the six-months ended June 30, 2002. Cash collected on loans for the three-month and six-month period ended June 30, 2002 was $445 thousand and $460 thousand, respectively. The amount applied to principal was $220 thousand and $235 thousand for the three- and six-month period, respectively, of which $225 thousand was applied to interest.

                        BRANCHING AND TECHNOLOGY PROJECTS

         In June 2003, the Corporation opened its sixteenth branch located at 258 East Lincoln Highway in Coatesville. In the third quarter of 2003, the Corporation will open its seventeenth branch. This branch office will be located in a local supermarket in East Bradford. The Corporation continually explores new branch opportunities and has several additional sites under review. The Corporation opened a new Customer Contact Center in March 2003. This Center promotes the Corporation's array of products and services and develops new business through proactive call center inbound opportunities and outbound campaigns. In the first quarter of 2003, the Corporation installed a new system to expedite the consumer loan process and other technology projects that will improve service to our customer's base and allow us to operate more efficiently.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2003, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies. The decreases in the Bank capital ratios from December 31, 2002 to June 30, 2003 are results of an upstream of cash to the holding company to fund OREO related costs.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued



                                                  June 30,                      December 31,           "Well Capitalized"
RISK-BASED                                 -----------------------              ------------
CAPITAL RATIOS                             2003               2002                  2002                 Requirements
--------------                             ----               ----                  ----               ------------------

 Corporation
 -----------
Leverage Ratio                             8.42%              7.68%                 8.29%                    5.00%
Tier I Capital Ratio                      10.67%              9.65%                10.83%                    6.00%
Total Risk-Based Capital Ratio            11.87%             10.90%                12.08%                   10.00%

       Bank
Leverage Ratio                             7.71%              7.43%                 8.05%                    5.00%
Tier I Capital Ratio                       9.77%              9.33%                10.53%                    6.00%
Total Risk-Based Capital Ratio            10.98%             10.57%                11.78%                   10.00%


         The Corporation is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2002 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2002 with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 24-38 of the Corporation's 2002 Annual Report for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Certifications. Included with this Quarterly Report as Exhibits 31.1, 31.2, 31.3 and 31.4 are four certifications (the "Section 302 Certifications"), one by each of our principal executive, financial and accounting officers (the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that as of the end of the quarter covered by this Report, the Principal Officers evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Our Internal Control Over Financial Reporting. The SEC also requires that the Principal Officers certify certain matters regarding our internal control over financial reporting.

"Internal control over financial reporting" means the process designed by, or under the supervision of, our Principal Officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Among the matters our Principal Officers certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weakness" in the design or operation of our internal control over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information have been disclosed to our auditors and the Audit Committee of our Board of Directors. "Significant deficiencies" has the same meaning as the term "reportable conditions" in auditing literature. Both terms represent deficiencies in the design or operation of internal control over financial reporting that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in a company's financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control over financial reporting components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. A
"material weakness" constitutes a greater deficiency than a "significant deficiency, but an aggregation of significant deficiencies may constitute a material weakness in a company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including the Principal Officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), the Corporation's management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

Changes in Internal control over financial reporting. As required by Rule 13a-15(d), the Corporation's management, including the Principal Officers conducted an evaluation of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3(i).* Certificate of Incorporation. Copy of the Corporation's Articles
                ----------------------------
of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         3(ii).*   Bylaws  of  the   Corporation,   as  amended.   Copy  of  the
                   --------------------------------------------
Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         31.1   Certification of President pursuant to Rule 13a-14(a).
                -------------
         31.2   Certification of Assistant Treasurer pursuant to Rule 13a-14(a).
                -------------
         31.3   Certification of Treasurer pursuant to Rule 13a-14(a).
                -------------
         31.4   Certification of Assistant Treasurer pursuant to Rule 13a-14(a).
                -------------
         32.1   Certification of President pursuant to 18 U.S.C. Section 1350,
                -------------
                as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2   Certification of Assistant Treasurer pursuant to 18 U.S.C.
                -------------
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.3   Certification of Treasurer pursuant to 18 U.S.C. Section 1350,
                -------------
                as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.4   Certification of Assistant Treasurer pursuant to 18 U.S.C.
                -------------
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates document previously filed

(b)      Reports on Form 8-K
         -------------------
         A Form 8-K was filed with the SEC on April 28, 2003 pertaining to a press release announcing the First Quarter 2003 earnings (the "First 8-K").

         A Form 8-K was filed with the SEC on April 28, 2003 with corrected financial information (the "Second 8-K").

         A Form 8-K/A was filed with the SEC on May 1, 2003 to amend the First 8-K to correct certain financial information consistent with the Second 8-K and to amend and restate Item 9.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION


                                Charles E. Swope


August 14, 2003                 /s/ Charles E. Swope
                                --------------------
                                Charles E. Swope
                                President and CEO



                                J. Duncan Smith


August 14, 2003                 /s/ J. Duncan Smith
                                -------------------
                                J. Duncan Smith
                                Treasurer
                                (Principal Accounting
                                and Financial Officer)

                                  Exhibit Index

         3(i).*   Certificate of  Incorporation.  Copy of the  Corporation's
                  -----------------------------
Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         3(ii).* Bylaws of the Corporation, as amended. Copy of the
                 -------------------------------------
Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         31.1   Certification of President pursuant to Rule 13a-14(a).

         31.2   Certification of Assistant Treasurer pursuant to Rule 13a-14(a).

         31.3   Certification of Treasurer pursuant to Rule 13a-14(a).

         31.4   Certification of Assistant Treasurer pursuant to Rule 13a-14(a).

         32.1 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2   Certification of Assistant Treasurer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.3 Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.4   Certification of Assistant Treasurer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Indicates document previously filed

                                  Exhibit 31.1
                                  CERTIFICATION

I, Charles E. Swope, President and CEO of the Corporation, certify that:
   ----------------

1. I have reviewed this quarterly report on Form 10-Q of June 30, 2003 of First Chester County Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2003

/s/ Charles E. Swope
Charles E. Swope
President and CEO

                                  Exhibit 31.2
                                  CERTIFICATION
                                  -------------

I, Kevin C. Quinn, Assistant Treasurer of the Corporation, certify that:
   --------------

1. I have reviewed this quarterly report on Form 10-Q of June 30, 2003 of First
                                                         -------------
Chester County Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2003


/s/ Kevin C. Quinn
------------------
Kevin C. Quinn
Assistant Treasurer

                                  Exhibit 31.3
                                  CERTIFICATION
                                  -------------

I, J. Duncan Smith, Treasurer of the Corporation, certify that:
   ---------------

1. I have reviewed this quarterly report on Form 10-Q of June 30, 2003 of First Chester County Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2003



/s/ J. Duncan Smith
-------------------
J. Duncan Smith
Treasurer

                                  Exhibit 31.4
                                  CERTIFICATION
                                  -------------

I, T. Benjamin Marsho, Assistant Treasurer of the Corporation, certify that:
   ------------------

1. I have reviewed this quarterly report on Form 10-Q of June 30, 2003 of First Chester County Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2003



/s/ T. Benjamin Marsho
----------------------
T. Benjamin Marsho
Assistant Treasurer

                                  EXHIBIT 32.1

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles
E. Swope, President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



August 14, 2003                             /s/ Charles E. Swope
                                            --------------------
                                            Charles E. Swope
                                            President and CEO

                                  EXHIBIT 32.2

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin
C. Quinn, Assistant Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



August 14, 2003                             /s/ Kevin C. Quinn
                                            -------------------
                                            Kevin C. Quinn
                                            Assistant Treasurer

                                  EXHIBIT 32.3
                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Duncan Smith, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



August 14, 2003                  /s/ J. Duncan Smith
                                 -------------------
                                 J. Duncan Smith
                                 Treasurer

                                  EXHIBIT 32.4

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. Benjamin Marsho, Assistant Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



August 14, 2003                             /s/ T. Benjamin Marsho
                                            ----------------------
                                            T. Benjamin Marsho
                                            Assistant Treasurer