Form 10-Q
period 2003-09-03
FIRST CHESTER COUNTY CORP
filed 2003-11-14
CIK 744126

November 14, 2003
                                 VIA: EDGARLINK

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312

                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003.



                                                      Very truly yours,

                                                      /s/ J. Duncan Smith
                                                      --------------------------
                                                      J. Duncan Smith, Treasurer
                                                     (Principal Accounting
                                                      and Financial Officer)
JDS/wad
Enclosures

cc:  John A. Featherman, III, Esquire, MacElree, Harvey, Ltd., West Chester,  PA

     Patricia A. Gritzan, Esquire, Saul Ewing LLP, Philadelphia, PA

     Rick Huff, CPA, Grant Thornton, Philadelphia, PA

     Ward Johnson, VP, Wachovia Bank, Philadelphia, PA

     James Shilling,  VP, Kish Bank, Belleville, PA

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003, OR
                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.


                        FIRST CHESTER COUNTY CORPORATION
             (Exact name of Registrant as specified in its charter

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
      (Address of principal executive office)                 (Zip code)


                                 (484) 881-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X -

The number of shares outstanding of Common Stock of the Registrant as of November 10, 2003 was 4,519,405.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 -  Financial Statements
                             Consolidated Statements of Condition
                             September 30, 2003 and December 31, 2002                                                     3


                             Consolidated Statements of Income
                             Three and Nine-Months Ended September 30, 2003 and 2002                                      4


                             Consolidated Statements of Cash Flows
                             Nine-Months Ended September 30, 2003 and 2002                                                5


                             Notes to Consolidated Financial Statements                                                 6-9


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                          10 - 26

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  27

                  Item 4 -  Controls and Procedures                                                                 27 - 28


Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           29
                  Item 2 -   Changes in Securities                                                                       29
                  Item 3 -   Defaults upon Senior Securities                                                             29
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         29
                  Item 5 -   Other Information                                                                           29
                  Item 6 -   Exhibits and Reports on Form 8-K                                                       29 - 30

                  Signatures                                                                                             31
                  Exhibit Index                                                                                          32
                  Certifications                                                                                    33 - 40





                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                        (Unaudited)
(Dollars in thousands)                                                                 September 30,       December 31,
                                                                                           2003                2002*
                                                                                       -------------       ------------
ASSETS
    Cash and due from banks                                                             $    27,320          $    31,777
    Federal funds sold and other overnight investments                                            -               17,000
    Interest Bearing Deposits in banks                                                          550                   90
                                                                                           --------            ---------

                Total cash and cash equivalents                                              27,870               48,867
                                                                                           --------            ---------
    Investment securities held-to-maturity (market value of $31 at
    September 30, 2003 and $34 at December 31, 2002, respectively)                               29                   31
                                                                                           --------            ---------

    Investment securities available-for-sale, at market value                               138,785              128,344
                                                                                           --------            ---------

    Loans                                                                                   502,377              447,682
    Less:  allowance for possible loan and lease losses                                      (5,473)              (6,230)
                                                                                           --------            ---------

                Net loans                                                                   496,904              441,452
                                                                                           --------            ---------

    Premises and equipment                                                                   13,714               13,944
    Other assets                                                                             10,568                7,372
                                                                                           --------            ---------

                Total assets                                                              $ 687,870           $  640,010
                                                                                           ========            =========
LIABILITIES
    Deposits
        Noninterest-bearing                                                               $ 116,468           $  109,012
        Interest-bearing (including certificates of deposit over $100                       457,707              449,726
                                                                                           --------            ---------
           of $21,956 and $22,845 - September 30, 2003 and
           December 31, 2002 respectively)


        Total deposits                                                                      574,175              558,738

    Securities sold under repurchase agreements                                                   -                    -
    Federal Home Loan Bank advances and other borrowings                                     52,958               22,678
    Guaranteed preferred beneficial interest in Corporation's subordinated
          debentures                                                                          5,000                5,000
    Other liabilities                                                                         4,474                4,982
                                                                                           --------            ---------

        Total liabilities                                                                   636,607              591,398
                                                                                           --------            ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        outstanding, 4,799,666 at September 30, 2003 and December 31, 2002.                   4,800                4,800
    Additional paid-in capital                                                                1,490                  860
    Retained earnings                                                                        48,849               46,746
    Accumulated other comprehensive income                                                      618                1,378
    Treasury stock, at cost: September 30, 2003 - 281,201 December 31,
        2002 - 307,202                                                                       (4,494)              (5,172)
                                                                                           --------            ---------

                Total stockholders' equity                                                   51,263               48,612
                                                                                           --------            ---------

                Total liabilities and stockholders' equity                                $ 687,870            $ 640,010
                                                                                           ========             ========

* Derived from audited, consolidated financial statements included in Annual
Report on Form 10-K for the fiscal year ended 12/31/02. The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                            Three Months Ended                   Nine  Months Ended
                                                                             September 30,                        September 30,
                                                                         -------------------                   -------------------
                                                                           2003             2002              2003         2002
                                                                          -----             ----              ----         ----
INTEREST INCOME
    Loans, including fees                                               $  7,270         $  7,854          $ 21,416      $ 24,276
    Investment securities                                                  1,084            1,315             3,318         3,526
    Federal funds sold and other overnight investments                        24              104               205           304
    Deposits in Banks                                                          1                -                 2             3
                                                                         -------          -------           -------      --------

                Total interest income                                      8,379            9,273            24,941        28,109
                                                                         -------          -------           -------      --------

INTEREST EXPENSE
    Deposits                                                               1,390            2,301             4,659         7,385
    Securities sold under repurchase agreements                                -                6                 3            18
    Guaranteed preferred beneficial interest in corporations
       subordinated debentures                                                61               65               190            65
    Federal Home Loan Bank advances and other borrowings                     270              262               628           878
                                                                         -------          -------           -------      --------

                Total interest expense                                     1,721            2,634             5,480         8,346
                                                                         -------          -------           -------      --------

                Net interest income                                        6,658            6,639            19,461        19,763

    Provision for possible loan and lease losses                             860              875             1,627         1,655
                                                                         -------          -------           -------      --------

                Net interest income after provision
                  for possible loan and lease losses                       5,798            5,764            17,834        18,108
                                                                         -------          -------           -------      --------
NON-INTEREST INCOME
    Financial management services                                            825              799             2,477         2,361
    Service charges on deposit accounts                                      495              489             1,540         1,358
    Investment securities gains, net                                         130                -               389           121
    Operating lease rental income                                            221              194               669           563
    Gains and fees on the sale of residential mortgages                      131              279               935           469
    Gain on the sale of credit card portfolio                                  -                -               306             -
    Other                                                                    584              607             1,635         1,717
                                                                         -------          -------           -------      --------
                Total non-interest income                                  2,386            2,368             7,951         6,589
                                                                         -------          -------           -------      --------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                         3,660            3,398            11,161        10,273
    Net occupancy, equipment and date processing                           1,394            1,225             4,105         3,669
    Depreciation expense on operating leases                                 172              176               511           494
    FDIC deposit insurance                                                    23               22                66            65
    Bank shares tax                                                          131              126               362           354
    Professional services                                                    306              289               816           916
    Other                                                                  1,058              925             3,175         2,983
                                                                         -------          -------           -------      --------
                Total non-interest expense                                 6,744            6,161            20,196        18,754
                                                                         -------          -------           -------      --------
                Income before income taxes and cumulative effect
                of change in accounting for income taxes                   1,440            1,971             5,589         5,943

INCOME TAXES                                                                 431              569             1,677         1,719
                                                                         -------          -------           -------      --------
NET INCOME                                                              $  1,009         $  1,402          $  3,912     $   4,224
                                                                         =======          =======           =======      ========
PER SHARE DATA
    Basic earnings per common share                                    $    0.22        $    0.32         $    0.88    $     0.96
                                                                        ========         ========          ========     =========
    Diluted earnings per common share                                  $    0.22        $    0.32         $    0.86    $     0.95
                                                                        ========         ========          ========     =========
    Dividends declared                                                  $  0.135         $  0.130          $  0.405     $   0.390
                                                                         =======          =======           =======      ========

Basic weighted average shares outstanding                              4,489,097        4,442,544         4,462,303     4,422,813
                                                                      ==========        =========         =========     =========
Diluted weighted average shares outstanding                            4,639,712        4,436,555         4,573,152     4,448,101
                                                                      ==========        =========         =========     =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        Nine Months Ended
                                                                                                                September 30,

(Dollars in thousands)                                                                              2003                2002
                                                                                                    ----                ----

OPERATING ACTIVITIES
    Net Income                                                                                  $    3,912         $    4,224
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 2,128              1,962
           Provision for possible loan and lease losses                                              1,627              1,655
    Amortization of investment security premiums
           and accretion of discounts                                                                1,551                367
    Amortization of deferred fees on loans                                                             277               (260)
    Investment securities gains, net                                                                  (389)              (121)
    (Increase) decrease in other assets                                                             (3,956)               531
    Decrease in other liabilities                                                                     (508)              (608)
                                                                                                  --------           --------

           Net cash provided by operating activities                                            $    4,642         $    7,750
                                                                                                  --------           --------

INVESTING ACTIVITIES
    (Increase) Decrease in loans                                                                   (56,717)             4,837
    Proceeds from sales of investment securities available-for-sale                                 15,604             20,066
    Proceeds from maturities of investment securities available-for-sale                            63,261              8,578
    Purchases of investment securities available-for-sale                                          (91,105)           (63,783)
    Purchase of premises and equipment, net                                                         (1,898)              (626)
                                                                                                  --------           --------
      Net cash (used in) investing activities                                                    $ (70,855)         $ (30,928)
                                                                                                  --------           --------

FINANCING ACTIVITIES
    Increase (decrease) in Federal Home Loan Bank advances                                          30,280             (3,766)
    Increase in deposits                                                                            15,437             33,746
    Decrease in securities sold under repurchase agreement                                               -            (13,674)
    Cash dividends paid                                                                             (1,809)            (1,726)
    Proceeds from issuance of guaranteed preferred beneficial interest in Corporation's
        subordinated debentures                                                                          -              5,000
    Treasury stock transactions                                                                      1,308                 24
                                                                                                  --------           --------

           Net cash provided by financing activities                                                45,216             19,604
                                                                                                  --------           --------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                               (20,997)            (3,574)

Cash and cash equivalents at beginning of period                                                    48,867             38,233
                                                                                                  --------           --------

Cash and cash equivalents at end of period                                                       $  27,870          $  34,659
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

2. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I,
           Item 2 of our Quarterly Report on Form 10-Q for the period ending September 30, 2003.

3. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. The Corporation adopted the provisions of FASB issued SFAS No. 130, "Reporting of Comprehensive Income", on January 1, 2002. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of year-end comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income (loss) net of taxes for the three- and nine-month periods ended September 30, 2003 was ($557) thousand and ($761) thousand, compared to $435 thousand and $1.1 million in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above), for the three- and nine-month periods ended September 30, 2003 was $452 thousand and $3.2 million, compared to $1.8 million and $5.3 million in the same period last year.

5. The Corporation adopted SFAS No. 141, "Business Combinations", on January 1, 2002. SFAS 141 requires all business combinations be accounted for by a single method--the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after September 30, 2002. The adoption of the provisions of SFAS No. 141 did not have an impact on the Corporation's financial condition, results of operations or cash flows. The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. SFAS 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The Corporation has no goodwill or intangible assets that are affected by this provision; therefore, the adoption of SFAS No. 142 did not have an impact on the Corporation's financial condition, results of operations or cash flows.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

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

7. The Corporation adopted FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions FIN 45, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has issued financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record an initial liability, other than the fees received for these letters of credit, unless it became probable that the Corporation would have to perform under the letter of credit. Under FIN 45, the Corporation will record a liability equal to the initial fair value of the liability for the letters of credit. The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amounts of future payments of letters of credit outstanding as of September 30, 2003 were $9.5 million, and they expire through May 31, 2007. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the letter of credit, which varies depending on the customer. The adoption of the provisions of FIN 45 is not expected to have a material impact on the financial condition or results of operation of the Corporation.

8. In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated
           Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 is not

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)


           expected to have a material impact on the financial condition or results of operation of the Corporation.

           The Corporation has evaluated the impact of FIN 46 on variable interest entities consolidated by the Corporation prior to the issuance of FIN 46. Management has determined that First Chester County Capital Trust I qualifies as a variable interest entity under FIN 46. First Chester County Capital Trust I issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. First Chester County Capital Trust I holds, as its sole asset, subordinated debentures issued by the Corporation in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by First Chester County Capital Trust I on the mandatory redeemable preferred stock. First Chester County Capital Trust I is currently included in the Corporation's consolidated balance sheet and statements of income. Management believes that First Chester County Capital Trust I should continue to be included in the Corporation's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to First Chester County Capital Trust I become available, management will reevaluate its conclusion that First Chester County Capital Trust I should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations. On November 13, 2003, the Corporation issued an additional $10.0 million of subordinated debentures. Management intends to treat this new issuance the same as the one held by First Chester County Capital Trust I.

9.         Stock-based Compensation

           At September 30, 2003, the Corporation had one stock-based compensation plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                            Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                          ------------------------      -----------------------
                                                                           2003           2002            2003           2002
                                                                           ----           ----            ----           ----

         Net income (in thousands)      As reported                       $  1,009     $ 1,402            $ 3,912     $ 4,224
         Stock-based compensation costs determined
           under fair value method for all awards                         $    (35)    $  (182)           $  (104)    $  (313)
                                                                           -------      ------             -----       ------
                                            Pro forma net income          $    974     $ 1,220            $ 3,808     $ 3,911

         Earnings per share (Basic)      As reported                      $   0.22     $  0.32            $  0.88     $  0.96
                                            Pro forma                     $   0.21     $  0.28            $  0.86     $  0.89
         Earnings per share (Diluted)   As reported                       $   0.22     $  0.32            $  0.86     $  0.95
                                            Pro forma                     $   0.21     $  0.28            $  0.84     $  0.88

         Note: There were no options granted during the three-and nine-month periods ended September 30, 2003.

10. The Corporation adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Corporation periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Corporation's financial position or results of operations.

11. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Corporation currently classifies the guaranteed preferred beneficial interest in the Corporation's subordinated debt held by the Trust referred to in Note 7 as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Corporation's financial position or results of operations.

12. In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan with evidence of deterioration in credit quality subsequent to its origination that is acquired by completion of a transfer (as defined in SOP 03-3), for which it is probable at acquisition of such loan, that the acquirer will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the acquirer recognize the excess of all cash flows expected at acquisition over the investor's initial investment

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                   (UNAUDITED)

           in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, The First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head II, LLC, and First Chester County Capital Trust I (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

     It is with deepest regret that First Chester County Corporation and its wholly-owned subsidiary, First National Bank of Chester County, announced that on November 8, 2003, Dr. Charles E. Swope, Chairman, President and Chief Executive Officer passed away. On November 13, 2003, the Board of Directors announced the election of John A. Featherman, III, as Chief Executive Officer and Chairman of the Boards of the Corporation and the Bank and Mr. Kevin C. Quinn as President of the Corporation and the Bank. Mr. Quinn was also and elected to the Boards of Directors of the Corporation and the Bank.

     Mr. Featherman, former President of the Chester County Bar Association and former Chairman of the Chester County Community Foundation, is active in many community organizations. Mr. Featherman was most recently with the law firm of MacElree Harvey, Ltd., and has served on the Boards of the bank and the corporation since 1985. Kevin Quinn, a respected banker and community leader in Chester County, has more than 25 years of banking and financial management experience and is well known in the banking industry throughout Pennsylvania. He joined First National Bank of Chester County in 1983 and has held several senior posts since then. In 1990, Quinn was promoted to Senior Vice President and managed the bank's Trust and Investment Services Division. In 1997, Quinn was promoted to Executive Vice President. In 2002, he was promoted to Chief Operating Officer. Since then, Quinn has been responsible for the day-to-day operations of the Bank.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                      ALLOWANCE FOR POSSIBLE CREDIT LOSSES

The Corporation considers that the determination of the allowance for possible loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on Management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three-month period ended September 30, 2003 was $1.009 million, a decrease of $393 thousand or 28.03% from $1.402 million for the same period in 2002. Net income for the nine-month period ended September 30, 2003 was $3.912 million, a decrease of $312 thousand or 7.39% from $4.224 million for the same period in 2002. Earnings for the three-month period ended September 30, 2003 include gains and fees of $131 thousand from the sale of residential mortgages and gains of $130 thousand on the sale of investment securities. Earnings for the nine-months ended September 30, 2003 include gains of $306 thousand from the sale of the $2.7 million credit card portfolio to Elan Financial Services, $389 thousand on the sale of investment securities, and $935 thousand in gains and fees from the sale of residential mortgages. For both the three- and nine-month periods ended September 30, 2003, gains were offset by a decrease in net interest income yields resulting from the current interest rate environment and by increased operating costs. Additionally, net income for both periods was impacted by additions to the provision for possible loan and lease losses. The additional provisions were made, in part due, to the recent flooding and hurricane related weather in Chester County. Subsequent to September 30, 2003, there was a sale of two OREO (Other Real Estate Owned) properties with a gain of $1.031 million. In addition, $10.0 million in preferred capital securities were issued for the purpose of raising additional capital for general corporate purposes. Please see section titled "Post Balance Sheet Events" for more details.

     Basic earnings per share were $0.22 and $0.88 for the three- and nine-month periods ended September 30, 2003, respectively, compared to $0.32 and $0.96 for the same periods in 2002. Cash dividends declared during the second quarters of 2003 were $0.135 and $0.405 per share for the three- and nine-month periods compared to $0.130 per share and $0.390 per share for the three- and nine-month periods ended September 30, 2002. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                             AVERAGE INTEREST RATES

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                  September 30,
                                                                 ------------------------          ----------------------
                                                                  2003              2002            2003            2002
                                                                 ------            ------          ------          ------

           SELECTED RATIOS
           Return on Average Assets                              0.60%              0.92%             0.80%         0.95%
           Return on Average Equity                              8.01%             11.86%            10.39%        12.26%
           Net Interest Margin*                                  4.32%              4.71%             4.28%         4.76%
           Earnings Retained                                    39.84%             58.92%            53.76%        59.14%
           Dividend Payout Ratio                                60.16%             41.08%            46.24%        40.86%
           Book Value Per Share                                $11.35             $10.73            $11.35        $10.73

            * On a tax equivalent basis

The "Consolidated Average Balance Sheet" on pages 19 and 20 may assist the reader in understanding the following discussion.

                               NET INTEREST INCOME


     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three- and nine-month periods ended September 30, 2003, on a tax equivalent basis, was $6.8 million and $19.6 million, compared to $6.7 million and $19.8 million for the same periods in 2002. This represents an increase of 1.7% for the three month period, and a decrease of 1.0% for the nine-month period, ended September 30, 2003 compared to the same periods last year. The increase in the three-month period can be attributed to an increase in the average interest-earning asset balances and lower yields paid on interest-earning liabilities, partially offset by a decrease in the net-yield in interest-earning assets and an increase in the volume of interest-bearing liabilities. The decrease in the nine-month period can be attributed to a decrease in the net yield on interest-earning assets when compared to the same period last year, partially offset by increases in average interest-earning asset balances and lower yields paid on interest-bearing liabilities.

     The average net yield on interest-earning assets, on a tax equivalent basis for the three- and nine-month period ended September 30, 2003 decreased 8.28% or 39 basis points (one basis point is equal to 1/100 of a percent) and 10.08% or 48 basis points to 4.32% and 4.28%, compared to 4.71% and 4.76% for the same periods in 2002, respectively. The average yield on interest-earning assets for the three- and nine-month period ended September 30, 2003 decreased 17.6% or 116 basis points and 19.1% or 129 basis points to 5.42% and 5.48% compared to 6.58% and 6.77% for the same periods in 2002. The average yield paid on interest-bearing liabilities for the three- and nine-month period ended September 30, 2003 decreased 40.9% or 94 basis points and 39.7% or 98 basis points to 1.36% and 1.49% compared to 2.30% and 2.47% for the same periods in 2002, respectively. Yields on interest-earning assets decreased primarily due to the falling interest rate environment. Additionally, the low interest environment has resulted in a substantial decrease in yields as loans have been repriced at current market rates on both contractual and negotiated basis. Yields on interest-bearing liabilities decreased primarily due to the lowering of rates paid on deposit accounts as the Corporation reacted to external rate changes and tried to off-set the decreases in asset yields. Continued low interest rates and pricing competition has put pressure on our net-interest margin and will continue to adversely impact net-interest income in future time periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     Average interest-earning assets for the third quarter of 2003 were $627.4 million an increase of 10.9% compared to $565.7 million of average interest-earning assets in the same period last year. For the nine-months ended September 30, 2003, average interest-earning assets increased 10.0% to $610.1 million compared to $554.4 million of average interest-earning assets in the same period last year.

     Average interest-bearing liabilities increased approximately $50.1 million or 11.0% to $507.4 million for the three-months ended September 30, 2003, from $457.3 million in the same period last year. For the nine-months ended September 30, 2003, average interest-bearing liabilities increased $40.7 million or 9.0% to $490.9 million from $450.2 million in the same period last year. The increase in average interest-bearing liabilities for the three-month period was the result of a 6.5% or $28.1 million increase in interest-bearing deposits and a 120.9% or $22.1 million increase in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the nine-month period was the result of a 7.9% or $33.4 million increase in interest-bearing deposits, 23.1% or $5.4 million increase in FHLB advances and other borrowings, and the funds obtained from the issuance of the trust preferred securities.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                   Three Months Ended                Nine Months Ended
                                                                       September 30,                   September 30,
                                                                 -------------------------         ---------------------
                                                                   2003             2002             2003           2002
                                                                 ------            ------           -------        ------

           YIELD ON
           Interest-Earning Assets                               5.42%              6.58%             5.48%         6.77%
           Interest Bearing Liabilities                          1.36%              2.30%             1.49%         2.47%
                                                                 ----               ----              ----          ----
           Net Interest Spread                                   4.06%              4.28%             3.99%         4.30%
           Contribution of Interest-Free Funds                   0.26%              0.43%             0.29%         0.46%
                                                                 ----               ----              ----          ----
           Net Yield on Interest-Earning Assets                  4.32%              4.71%             4.28%         4.76%
                                                                 ====               ====              ====          ====

               FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on Federal funds sold and other overnight investments for the three- and nine-month periods ended September 30, 2003, decreased 76.9% and 32.3% to $24 thousand and $205 thousand, respectively, when compared to the same periods in 2002. The decrease in interest income on Federal funds sold and other overnight investments for the three-month period is the direct result of decreases in the average balance of federal funds sold and other overnight investments of $13.2 million or 58.5% and an 82 basis point decrease in rates earned on such investments. The decrease in interest income on Federal funds sold and other overnight investments for the nine-month period is the direct result of a 35.5% or 67 basis point decrease in rates earned partially offset by a 5.2% increase in the average balance. Decreases for both periods can be attributed to excess funds being used to support loan growth and management's decision to deploy any excess funds into higher yielding security.


                              INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities for the three-month period ended September 30, 2003 decreased 12.3% to $1.2 million and 3.2% to $3.4 million for the nine-month period ended September 30, 2003, when compared to the same periods in 2002. The decreases in interest income on investment securities for the three- and nine-month periods ended September 30, 2003 are primarily the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - Continued

result of a 30.0% or 152 basis point decrease in the three-month period and a 31.0% or 160 basis point decrease in the yield earned on investment securities, partially offset by a 25.1% and a 40.2% increase, respectively, in the average investment security balance when compared to the same period last year. Interest income on investment securities was also negatively impacted by rapid prepayment of mortgage backed securities during the period. Increases in the average investment security balances for the three- and nine-month period are the result of the Corporation's increased cash position due to the increased deposits generated by our new and existing branch locations and management's decision to invest excess funds in higher yielding security.

                                LOANS AND LEASES

     Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio decreased 7.1% and 11.8% to $7.3 million and $21.4 million for the three- and nine-month periods ending September 30, 2003, respectively, compared to the same periods last year. The decrease for both periods is the direct result of 117 and 111 basis point decreases in the yield earned on the portfolio partially offset by an increase in average balances of $48.3 million or 11.0% for the three-month period and $17.4 million or 4.0% for the nine-month period as compared to the same periods in 2002, reflecting in part, the Bank's continued focus to attract quality loans. Additionally, the low interest rate environment has resulted in substantial decreases in yields as loans have been repriced at current market rates on both contractual and negotiated basis as well as refinancing. The continuation of the low rate environment will continue to bring the yield down further. These increases include the effect of the sale of the Bank's credit card portfolio to "Elan" Financial Services. See "Non-Interest Income" for more details.

                                DEPOSIT ACCOUNTS

     Interest expense on deposit accounts for the three- and nine-month period ended September 30, 2003 decreased 39.5% and 36.9% to $1.4 million and $4.7 million, respectively, when compared to the same periods in 2002. The decreases are the result of a 92 and 96 basis point, or 43.4% and 41.4%, decreases, respectively, in rates paid on interest-bearing deposits, partially offset by 6.5% and 7.9%, respectively, increases in the average interest-bearing deposit balance to $462.0 million and $457.0 million for the three- and nine-month period ended September 30, 2003, compared to the same periods last year.

     Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be strong. Despite this competition, the Corporation's deposit base continues to grow and is expected to grow as we continue to open new branches and attract new customers with new services. Total deposits continue to grow in our new branches as well as at our existing sites. On September 2, 2003, the Corporation officially opened its 17th Branch Office at the Giunta's Supermarket in West Chester. This Branch is open seven days a week (9:00 a.m. to 7:00 p.m.), providing full-service banking and financial services. In June 2003, the Corporation also opened its 16th Branch Office located at 258 East Lincoln Highway in Coatesville.

              FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on Federal Home Loan Bank (FHLB) advances and other borrowings for the three-month period ended September 30, 2003 increased 3.1% to $270 thousand from $262 thousand compared to the same period in 2002. This increase is primarily the result of a 120.9% increase in the average balance on such borrowings partially offset by a 306 basis point or 53.3% decrease in rates paid on such

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

borrowings. The interest expense on FHLB advances and other borrowings for the nine-month period ended September 30, 2003 decreased $252 thousand or 28.7%. The decrease can be attributed to a 211 basis point or 42.0% decrease in the rates paid partially offset by a $5.4 million or 23.1% increase in the average balance of such borrowings. Borrowings have increased during the third quarter of 2003, as the Corporation has taken advantage of the low interest rates to support increases in interest-earning assets. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                  PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES

     The Corporation recorded a provision for possible loan and lease losses for the three- and nine-month periods ended September 30, 2003 of $860 thousand and $1.6 million, respectively, compared to $875 thousand and $1.7 million for the same periods in 2002. The allowance for loan losses as a percentage of total loans was 1.09% at September 30, 2003, 1.44% at September 30, 2002 and 1.39% at December 31, 2002, respectively. The addition to the provisions were made, in part due, to the recent flooding and hurricane related weather in Chester County. Management believes that the allowance for loan losses is adequate based on its current assessment of probable and estimated losses. See the section titled "Allowance for Possible Loan and Lease Losses" for additional discussion.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)
                                                                    2003                                      2002
                                                     ---------------------------------       ----------------------------------

                                                      Daily                                      Daily
                                                     Average                                    Average
                                                     Balance         Interest    Rate           Balance     Interest     Rate
                                                     -------         --------    ----           -------     --------     ----

ASSETS
Federal funds sold and other overnight investments    $  9,405      $    24     1.02%          $ 22,651      $   104     1.84%
Interest bearing deposits in banks                         617            1     0.65%               224            1     1.79%
Investment securities

    Taxable                                            109,200          917     3.36%           102,782        1,293     5.03%
    Tax-exempt (1)                                      21,650          245     4.53%             1,796           32     7.18%
                                                       -------       ------                     -------       ------
        Total investment securities                    130,850        1,162     3.55%           104,578        1,325     5.07%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            476,879        7,182     6.02%           435,956        7,822     7.18%
    Tax-exempt (1)                                       9,652          130     5.39%             2,254           47     8.39%
                                                       -------       ------                     -------       ------
        Total loans                                    486,531        7,312     6.01%           438,210        7,869     7.18%
                                                       -------       ------                     -------       ------
        Total interest-earning assets                  627,403        8,499     5.42%           565,663        9,300     6.58%
Non-interest earning assets
    Allowance for possible loan losses                  (6,223)                                  (6,565)
    Cash and due from banks                             27,562                                   25,606
    Other assets                                        25,129                                   22,882
                                                       -------                                  -------
        Total assets                                  $673,871                                 $607,586
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $344,644      $   591     0.69%          $301,854      $ 1,033     1.37%
Certificates of deposits and other time                117,394          800     2.73%           132,108        1,268     3.84%
                                                       -------       ------                     -------       ------
   Total interest bearing deposits                     462,038        1,391     1.20%           433,962        2,301     2.12%
Securities sold under repurchase agreements                  -         -        -                   591            6     4.06%
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                 5,000           61     4.81%             4,457           65     5.75%
Federal Home Loan Bank advances and
      other borrowings                                  40,335          270     2.68%            18,262          262     5.74%
                                                       -------       ------                     -------       ------

   Total interest bearing liabilities                  507,373        1,722     1.36%           457,272        2,634     2.30%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               111,154                                   97,647
    Other liabilities                                    4,967                                    5,401
                                                       -------                                  -------
        Total liabilities                              623,494                                  560,320
Stockholders' equity                                    50,377                                   47,266
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $673,871                                 $607,586
                                                       =======                                  =======
Net interest income                                                 $ 6,777                                  $ 6,666
                                                                     ======                                   ======
Net yield on interest earning assets                                            4.32%                                    4.71%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                              2003                                     2002
                                                      -------------------------------       -----------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest     Rate
                                                       -------     --------      ----           -------     --------     ----

ASSETS
Federal funds sold and other overnight investments    $ 22,435      $   205      1.22%         $ 21,320      $   303     1.89%
Interest bearing deposits in banks                         386            2      0.69%              210            3     1.90%
Investment securities
Taxable                                                118,252        3,069      3.46%           90,182        3,460     5.12%
    Tax-exempt (1)                                      10,698          377      4.70%            1,787          100     7.44%
                                                       -------       ------                     -------       ------
        Total investment securities                    128,950        3,446     3.56%            91,969       3,560     5.16%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            451,297       21,078      6.23%          438,541       24,135     7.34%
    Tax-exempt (1)                                       7,009          338      6.42%            2,347          141     7.98%
                                                       -------       ------                     -------       ------
        Total loans                                    458,306       21,416      6.23%          440,888       24,276     7.34%
                                                       -------       ------                     -------       ------
Total interest-earning assets                          610,077       25,069      5.48%          554,387       28,142     6.77%
Non-interest earning assets
    Allowance for possible loan losses                  (6,390)                                  (6,605)
    Cash and due from banks                             25,651                                   23,963
    Other assets                                        22,886                                   23,987
                                                       -------                                  -------
        Total assets                                  $652,224                                 $594,732
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $335,570      $ 1,990      0.79%         $286,529      $ 3,012     1.40%
Certificates of deposits and other time                121,432        2,669      2.93%          137,111        4,373     4.25%
                                                       -------       ------                     -------       ------
Total interest bearing deposits                        457,002        4,659      1.36%          423,640        7,385     2.32%
Securities sold under repurchase agreements                178            5      3.75%              835           18     2.87%
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                 5,000          190      5.07%            2,384           65     5.75%
Federal Home Loan Bank advances and                     28,724          626      2.91%           23,338          878     5.02%
                                                       -------       ------                     -------       ------
     other borrowings
   Total interest bearing liabilities                  490,904        5,480      1.49%          450,197        8,346     2.47%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               105,932                                   94,251
    Other liabilities                                    5,163                                    4,344
                                                       -------                                  -------
        Total liabilities                              601,999                                  548,792
Stockholders' equity                                    50,225                                   45,940
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $652,224                                 $594,732
                                                       =======                                  =======
Net interest income                                                 $19,589                                  $19,796
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.28%                                   4.76%
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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                               NON-INTEREST INCOME

     Total non-interest income for the three- and nine-month periods ended is September 30, 2003, increased 0.8% or $18 thousand and 20.7% or $1.4 million compared to the same periods in 2002, respectively. The various components of non-interest income are discussed below.

     The  largest  component  of  non-interest  income is  Financial  Management
Services ("FMS") revenue, which increased 3.3% and 4.9% to $825 thousand and $2.5 million for the three- and nine-month periods ending September 30, 2003, respectively, compared to September 30, 2002. The market value of FMS assets under management custody grew $22.7 million, or 4.6%, from $495.6 million at September 30, 2002 to $518.2 million at September 30, 2003. In spite of a volatile stock market and the loss of a $38 million relationship early in 2003, the value of FMS assets under management and custody has continued to grow through 2003. With the volatility in the financial markets, the portfolio has not grown as expected, which in turn has led to lower than expected fee income. Better performance in recent months as well as strong business development efforts should improve this component.

     Service charges on deposit accounts increased approximately 1.2% to $495 thousand for the three-months ended September 30, 2003 compared to $489 thousand for the same period in 2002. For the nine-month period ended September 30, 2003, service charges on deposit accounts increased 13.4% to $1.5 million compared to $1.4 million for the same period in 2002. The increase in service charge revenue for both periods is primarily the result of an increase in the number of deposit accounts. Implementation of a new fee schedule which became effective February 15, 2003 also contributed to the increases.

     Gains on the sale of investment securities also contributed to the increase in non-interest income. For the three-month period ended September 30, 2003, gains on the sale of investment securities were $130 thousand, as compared to zero for the same period last year. For the nine-month period ended September 30, 2003, gains on sale of investment securities increased 221.5% from $121 thousand to $389 thousand, when compared to the same period in 2002. These gains were realized as a result of normal portfolio management.

     The Corporation has operating lease agreements with several customers; this income is classified as "Rental Income". Rental income on operating lease agreements for the three-month period ended September 30, 2003 increased $27 thousand or 13.9% from $194 thousand to $221 thousand when compared to the same period in 2002. For the nine-month period, rental income increased $106 thousand or 18.8% from $563 thousand to $669 thousand when compared to the same period in 2002. The depreciation associated with these operating leases is classified as depreciation on operating leases, as other expense.

     Gains and fee income generated in the sale of Residential Mortgage loans for the three-month period ended September 30, 2003 decreased $148 thousand from $279 thousand to $131 thousand compared to the same period in 2002. For the nine-month period, gains on sale of residential mortgages increased $466 thousand from $469 thousand to $935 thousand when compared to the same period last year. The decrease in the three-month period is primarily the result of a rapid increase in mortgage rates which resulted in a decline in refinancing activity during the period. The increase in the nine-month period is primarily the result of a high volume of residential mortgage sales due to higher originations of residential mortgage resulting from record low mortgage interest rates.

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

     Other non-interest income decreased $23 thousand and $82 thousand for the three- and nine-months ended September 30, 2003 when compared to the same periods in 2002 from $607 thousand and $1.7 million to $584 thousand and $1.6 million, respectively. Other non-interest income decreased as a result of lower gains on sale of fixed assets and OREO when compared to the previous year and decreases in miscellaneous loan fee income.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three- and nine-month periods ended September 30, 2003 increased 9.5% to $6.7 million and $7.7% to $20.2 million, compared to the same periods in 2002. The various components of non-interest expense are discussed below.

     Employee salaries and benefits increased 7.7% to $3.7 million and 8.6% to $11.2 million for the three-month and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. Increased staff for our Customer Contact Center, Loan Administration department, and our two new branches, annual employee raises, and a proportional increase in employee benefits are primarily responsible for the increases. At September 30, 2003, the Corporation employed 258 full time and 34 part time employees compared to 235 full time and 49 part-time in September 30, 2002.

     Net occupancy, equipment, and data processing expense increased 13.8% to $1.4 million and 11.9% to $4.1 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to the same periods last year. The increases are the direct result of the opening of two full service branches during 2003. The increases are also the result of increased building maintenance cost and asset depreciation expense. Additionally, computers and related equipment costs associated with the expansion, upgrading and maintenance of personal computers and our networking infrastructure contributed to the increase.

     Depreciation on operating leases decreased 2.3% from $176 thousand to $172 thousand for the three-month period ended September 30, 2003. For the nine-month period, depreciation on operating leases increased 3.4% from $494 thousand to $511 thousand compared to the same period last year. This depreciation expense is the result of operating lease agreements the Corporation has with several of its customers. The income associated with these operating leases is classified as Rental Income.

     Professional Services increased 5.9% to $306 thousand for the three-month period ended September 30, 2003 compared to the same period in 2002. Professional services for the nine-month period decreased 10.9% from $916 thousand to $816 thousand compared to the same period last year. The increase in the three-month period is the result of increased legal fees compared to last year. The decrease in the nine-month period is the result of a decrease in consultant and employee recruiting costs compared to the previous year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     Total other non-interest expense increased 14.4% and 6.4% to $1.1 million and $3.2 million for the three- and nine-month period ended September 30, 2003 compared to the same periods last year, respectively. The increase for both periods is partially attributed to increases in operating supplies, bank telephone, and general operating expenses related to the opening of our two new branches.

     Planning for additional branch sites continues. The Corporation believes that the costs associated with the opening of new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increase in costs will be offset, over time, by an increase in net interest and fee income generated by business in the new marketing areas.

                                  INCOME TAXES

     Income tax expense for the three- and nine-month periods ended September 30, 2003 was $431 thousand and $1.7 million, compared to $569 thousand and $1.7 million in the same periods last year. This represents effective tax rates of 29.9% and 30.0% for the three- and nine-month periods ended September 30, 2003, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2002 were 28.8% and 28.9%, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary source of liquidity for the Corporation is funding available from deposit growth, FHLB borrowings, and cash flow from the investment and loan portfolios. In addition, new deposits to NOW, money-market, savings, and smaller denomination certificates of deposit accounts provide additional liquidity. The Corporation considers funds from such deposits to comprise its "core" deposit base because of the historical stability of such funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                DEPOSIT ANALYSIS

(Annualized)
(Dollars in thousands)                   September 30, 2003               December 31, 2002              Average Balance
                                      -------------------------        -------------------------     ------------------------
                                      Average         Effective        Average         Effective     Dollar       Percentage
DEPOSIT TYPE                          Balance            Yield          Balance           Yield      Variance      Variance
------------                          -------         ----------       ---------       ----------    --------      ----------

NOW Accounts                             $87,550          0.22%          $ 79,587       0.38%         $  7,963      10.01%
Money Market                              25,977          0.76%            25,430       1.37%              547       2.15%
Statement Savings                         62,535          0.83%            53,754       1.44%            8,781      16.34%
Other Savings                              1,597          0.92%             1,567       1.34%               30       1.91%
CD's Less than $100,000                   98,709          3.02%           109,362       4.18%          (10,653)     (9.74%)
                                         -------                          -------                       ------

Total Core Deposits                      276,368          1.41%           269,700       2.23%            6,668       2.47%

Non-Interest Bearing
Demand Deposit Accounts                  105,932             -             97,266          -             8,666       8.91%
                                         -------                          -------                       ------

Total Core and Non-Interest
  Bearing Deposits                       382,300          1.02%           366,966       1.64%           15,334       4.18%
                                         -------                          -------                       ------

Tiered Savings                           157,911          1.10%           132,108       1.84%           25,803      19.53%
CD's Greater than $100,000                22,723          2.55%            25,644       3.52%           (2,921)    (11.39%)
                                         -------                          -------                       ------

Total Deposits                          $562,934                         $524,718                      $38,216       7.28%
                                         =======                          =======                       ======

     The Corporation, as a member of the FHLB, maintains several credit facilities with the FHLB. As of September 30, 2003, the amount outstanding under the Corporation's line of credit with the FHLB was $0. Additionally, the FHLB offers several other credit related products which are available to the Corporation. The Corporation currently has a maximum borrowing capacity with the FHLB of approximately $134.7 million. During the three- and nine-month periods ending September 30, 2003, average FHLB advances were approximately $40.3 million and $28.7 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 2.68% and 2.91% respectively. FHLB advances are collateralized by a pledge on the Corporation's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Corporation's FHLB stock.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $108.3 million or 15.7% of total assets at September 30, 2003 compared with a negative $80.8 million or 13.3% of total assets at September 30, 2002. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS - Continued

quarter end, results indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 2003

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                ------------    ----------        ------------      ---------       -------

ASSETS
    Federal funds sold and other
       overnight investments                   $         --    $         --       $        --       $       --    $        --
    Investment securities                            49,929          27,659            61,226               --        138,814
    Interest bearing deposits in banks                 550               --               --                --            550
    Loans and leases                                181,711         234,643            86,023           (5,473)       496,904
    Cash and due from banks                              --              --                --           27,320         27,320
    Premises & equipment                                 --              --                --           13,714         13,714
    Other assets                                         --              --                --           10,568         10,568
                                                -----------      ----------        ----------        ---------     ----------
       Total assets                            $    232,190    $    262,302       $   147,249       $   46,129    $   687,870
                                                ===========     ===========        ==========        =========     ===========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $         --    $         --       $        --       $  116,468    $   116,468
    Non-interest bearing deposit                    311,903          29,014           116,790               --        457,707
    FHLB advances and other
       borrowings                                    23,604          17,583            11,771               --         52,958
    Guaranteed Preferred Securities                   5,000              --                --               --          5,000
    Other liabilities                                    --              --                --            4,474          4,474
    Capital                                             --               --                --           51,263         51,263
                                                -----------      ----------        ----------       ----------     ----------
       Total liabilities & capital             $    340,507     $    46,597       $   128,561      $   172,205    $   687,870
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (108,317)     $   215,705       $    18,688      $ ( 126,076)   $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap                          $  (108,317)     $   107,388       $   126,076      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (15.7%)          15.6%             18.3%
                                                 ==========      ==========         =========

                  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

         The allowance for possible loan and lease losses is an amount that Management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based upon Management's periodic evaluations of the collectibility of loans. These periodic evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                          Three Months                       Nine Months
                                                                              Ended                             Ended
                                                                           September 30,                     September 30,
                                                                           -------------                     -------------

(Dollars in thousands)                                                2003            2002             2003            2002
                                                                      ----            ----             ----            ----

Balance at beginning of period                                     $  6,156         $ 6,561         $   6,230       $  6,344
                                                                    -------          ------

Provision charged to operating expense                                  860             875             1,627          1,655
                                                                    -------          ------          --------

    Recoveries of loans previously charged-off                           32              23             176              305
    Loans charged-off                                                (1,575)         (1,084)          (2,560)         (1,929)
                                                                    -------          ------          -------        --------

Net loans charged-off                                                (1,543)          (1,061)         (2,383)         (1,624)
                                                                    -------          -------         -------        --------

Balance at end of period                                           $  5,473         $  6,375        $  5,473        $  6,375
                                                                    =======          =======         =======
Period-end loans outstanding                                       $502,377         $442,504        $502,377        $442,504
Average loans outstanding                                          $486,531         $438,210        $458,306        $440,888
Allowance for loan losses as a
  Percentage of period-end loans outstanding                          1.09%            1.44%           1.09%           1.44%

Net charge-offs to average loans
    Outstanding                                                       0.32%            0.24%           0.52%           0.37%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to charge-off all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Through the nine-month period the increase in charge-offs is principally due to management's decision to write-down additional amounts on loans previously recognized as non-performing. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Our Credit Administration department should assist in improving the components of the allowance of loans and lease losses such as provision expense, recoveries, and charged-off loans.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

                                                                       September 30,             December 31,
                                                                       -------------             ------------
(Dollars in thousands)                                             2003           2002               2002
                                                                   ----          ----                ----

Past due over 90 days and still accruing                        $   714          $   270          $   321

Non-accrual loans                                                 4,624            5,410            5,216
                                                                 ------           ------           ------

Total non-performing loans                                        5,338            5,680            5,537

Other real estate owned                                           3,218              473              368
                                                                 ------           ------           ------

Total non-performing assets                                     $ 8,556          $ 6,153          $ 5,905
                                                                 ======           ======           ======

Non-performing loans as a percentage
   of total loans (gross)                                         1.06%            1.28%            1.24%

Non-performing assets as a
   percentage of non-performing loans                           102.53%          112.24%          112.52%

Allowance for loan losses as a
   percentage of total loans and other real
   estate owned                                                   1.69%            1.39%            1.32%

Allowance for loan losses as a
   percentage of non-performing assets                           63.97%          103.61%          105.50%

     The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at September 30, 2003. Other Real Estate Owned represents residential and commercial real estate that had secured non-performing loans that the Corporation acquired through foreclosure or other collection efforts and that is held for sale. The increase in OREO from December 31, 2002 to September 30, 2003 is attributable to three loans in the aggregate principal amount of $3.2 million, which had previously been classified as performing. The value of all OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. OREO property with a total book value of $2.3 million was sold subsequent to September 30, 2003. Net proceeds from the sale were $3.3 million resulting in a gain of $1.0 million, which will be recorded in the fourth quarter of 2003.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     FASB 114 "Accounting by Creditors for Impairment of Loans" requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $4.6 million, $4.9 million, and $5.9 million at September 30, 2003, December 31, 2002, and September 30, 2002 respectively. The associated allowance for impaired loans was $462 thousand, $834 thousand and $700 thousand at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

     For the three-month and nine-month period ended September 30, 2003, activity in the allowance for impaired loan losses include a provision of $237 thousand and $765 thousand, charge offs of $126 thousand and $216 thousand, recoveries of $2 thousand and $32 thousand, respectively. Contractual interest amounted to $79 thousand for the three-months ended September 30, 2003 and $277 thousand for the nine-months ended September 30, 2003. Cash collected on loans for the three-month and nine-month period ended September 30, 2003 was $380 thousand and $2.4 million, respectively. The amount applied to principal was $364 thousand and $2.1 million for the three- and nine-month period, respectively, of which $0 thousand and $46 thousand was applied to interest for the three- and nine-month period ended September 30, 2003, respectively.

     For the three-month and nine-month period ended September 30, 2002, activity in the allowance for impaired loan losses include a provision of $233, write offs of $103 and $190 thousand, respectively, and recoveries of $0, respectively. Contractual interest amounted to $95 thousand for the three-months ended September 30, 2002 and $336 thousand for the nine-months ended September 30, 2002. Cash collected on loans for the three- and nine-month period ended September 30, 2002 was $110 thousand and $570 thousand, respectively, all of which $110 thousand and $345 thousand was applied to principal and no interest income was recorded.

                        BRANCHING AND TECHNOLOGY PROJECTS

     In September 2003, the Corporation opened its seventeenth branch located in East Bradford at the Giunta's Supermarket. In June 2003, the Corporation opened its sixteenth branch located at 258 East Lincoln Highway in Coatesville. The Corporation opened a new Customer Contact Center in March 2003. This Center promotes the Corporation's array of products and services and develops new business through proactive call center inbound opportunities and outbound campaigns. In the first quarter of 2003, the Corporation installed a new system to expedite the consumer loan process and other technology projects that will improve service to our customer's base and allow us to operate more efficiently.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2003, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies. The decreases in the Bank capital ratios from

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

December 31, 2002 to September 30, 2003 are results of an upstream of cash to the holding company to fund OREO related costs. On November 13, 2003, the
Corporation issued $10.0 million of preferred capital securities. These securities are structured so that they qualify as Tier 1 Capital of the Corporation. See "Post Balance Sheet Events" for further discussion.


RISK-BASED                                       September 30,                 December 31,           "Well Capitalized"
CAPITAL RATIOS                             2003               2002                 2002                  Requirements
                                           ----               ----                 ----               ------------------


    Corporation
    -----------
Leverage Ratio                             8.26%              8.44%                 8.29%                    5.00%
Tier I Capital Ratio                      10.19%             10.79%                10.83%                    6.00%
Total Risk-Based Capital Ratio            11.19%             12.04%                12.08%                   10.00%

     Bank
     ----
Leverage Ratio                             7.62%              8.22%                 8.05%                    5.00%
Tier I Capital Ratio                       9.34%             10.51%                10.53%                    6.00%
Total Risk-Based Capital Ratio            10.34%             11.76%                11.78%                   10.00%


     The Corporation is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

                            POST BALANCE SHEET EVENTS

     On November 13, 2003, the Corporation issued $10.0 million of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities, which could include the repurchase of shares as described in the next paragraph, were issued through First Chester County Capital Trust II (the "Trust"), a special-purpose statutory trust, created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. The securities provide for quarterly cash distributions calculated at a rate based on the three-month London Inter-bank Offering Rate ("LIBOR") plus 2.95%. The capital securities will be redeemed on 2033; however, the Corporation has the option to shorten the maturity date to a date not earlier than November 13, 2008. These securities have been structured so that they qualify as Tier 1 Capital of the Corporation. Because this transaction did not occur until November of 2003, these numbers are not reflected in the September 30, 2003 financial statements or the notes thereof.

     On October 16, 2003, the Board of Directors approved the repurchase of up to an aggregate amount of $10.0 million of the Corporation's outstanding common stock over the course of the next two years. Such purchases will be made through open market and private transactions. Stock repurchased could be held as Treasury Stock, available for reissuance in connection with option exercises, 401-K, employee purchase and other corporate purposes.

     Subsequent to September 30, 2003, two OREO properties with a book value of $2.3 million were sold. Net proceeds from the sale were $3.2 million resulting in a gain of $1.0 million which will be recorded in the fourth quarter of 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Certifications. Included with this Quarterly Report as Exhibits 31.1, 31.2, 31.3 and 31.4 are four certifications (the "Section 302 Certifications"), one by each of our principal executive, operating, financial and accounting officers (the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

Among the matters our Principal Officers certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the design or operation of our internal control over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information have been disclosed to our auditors and the Audit Committee of our Board of Directors. "Significant deficiencies" has the same meaning as the term "reportable conditions" in auditing literature. Both terms represent deficiencies in the design or operation of internal control over financial reporting that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in a company's financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control over financial reporting components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. A "material weakness" constitutes a greater deficiency than a "significant deficiency, but an aggregation of significant deficiencies may constitute a material weakness in a company's internal control over financial reporting.

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

Changes in Internal control over financial reporting. As required by Rule 13a-15(d), the Corporation's management, including the Principal Officers conducted an evaluation of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on that evaluation, no such change was identified during the quarter covered by this report.

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


                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3(i).* Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated ----------------------------- herein by reference to Exhibit
                  3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         3(ii).* Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         31.1     Certification  of Chief  Executive  Officer  pursuant  to Rule
                  13a-14(a).

         31.2     Certification of President pursuant to Rule 13a-14(a).

         31.3     Certification of Treasurer pursuant to Rule 13a-14(a).

         31.4     Certification   of  Assistant   Treasurer   pursuant  to  Rule
                  13a-14(a).

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.3 Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.4     Certification  of  Assistant  Treasurer  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates document previously filed

(b)      Reports on Form 8-K

         A Form 8-K was filed with the SEC on July 25, 2003 pertaining to a press release announcing the Second Quarter 2003 earnings.

         A Form 8-K was filed with the SEC on October 24, 2003 pertaining to a press release announcing the Third Quarter 2003 earnings and Stock Repurchase program.

         A Form 8-K was filed with the SEC on November 10, 2003 pertaining to the death of Dr. Charles E. Swope, President and CEO.

         A Form 8-K was filed with the SEC on November 13, 2003, pertaining to the election of John A. Featherman, III, as the new Chief Executive Officer and Chairman of the Board of the Corporation and the Bank, and Kevin C. Quinn as President of the Corporation and the Bank. Quinn was also elected to the Boards of Directors of the Corporation and the Bank.

         A Form 8-K was filed with the SEC on November 13, 2003, pertaining to a press release announcing the issuance of $10.0 million in trust preferred securities.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION





November 14, 2003                           /s/ John A. Featherman, III
                                            ---------------------------
                                            John A. Featherman, III
                                            Chief Executive Officer






November 14, 2003                           /s/ J. Duncan Smith
                                            ---------------------------
                                             J. Duncan Smith
                                             Treasurer
                                            (Principal Accounting
                                             and Financial Officer)

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

         31.1     Certification  of Chief  Executive  Officer  pursuant  to Rule
13a-14(a).

         31.2     Certification of President pursuant to Rule 13a-14(a).

         31.3     Certification of Treasurer pursuant to Rule 13a-14(a).

         31.4     Certification   of  Assistant   Treasurer   pursuant  to  Rule
13a-14(a).

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.3 Certification of Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.4     Certification  of  Assistant  Treasurer  pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Indicates document previously filed

                                  Exhibit 31.1
                                  CERTIFICATION

I, John A. Featherman, III, Chief Executive Officer of the Corporation,  certify
   -----------------------
that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of First Chester County Corporation;

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

November 14, 2003

/s/ John A. Featherman, III
---------------------------
John A. Featherman, III
Chief Executive Officer

                                  Exhibit 31.2
                                  CERTIFICATION

I, Kevin C. Quinn, President of the Corporation, certify that:
   --------------

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of First Chester County Corporation;

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


November 14, 2003



/s/ Kevin C. Quinn
------------------
Kevin C. Quinn
President

                                  Exhibit 31.3
                                  CERTIFICATION

I, J. Duncan Smith, Treasurer of the Corporation, certify that:
   ---------------

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of First Chester County Corporation;

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

November 14, 2003



/s/ J. Duncan Smith
-------------------
J. Duncan Smith
Treasurer

                                  Exhibit 31.4
                                  CERTIFICATION

I, T. Benjamin Marsho, Assistant Treasurer of the Corporation, certify that:
   ------------------

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of First Chester County Corporation;

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

November 14, 2003



/s/ T. Benjamin Marsho
----------------------
T. Benjamin Marsho
Assistant Treasurer

                                  EXHIBIT 32.1

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Featherman, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



November 14, 2003                           /s/ John A. Featherman, III
                                            ---------------------------
                                            John A. Featherman, III
                                            Chief Executive Officer

                                  EXHIBIT 32.2
                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin C. Quinn, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



November 14, 2003                           /s/ Kevin C. Quinn
                                            ------------------
                                            Kevin C. Quinn
                                            President

                                  EXHIBIT 32.3
                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Duncan Smith, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



November 14, 2003                           /s/ J. Duncan Smith
                                            -------------------
                                            J. Duncan Smith
                                            Treasurer

                                  EXHIBIT 32.4

                        FIRST CHESTER COUNTY CORPORATION


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. Benjamin Marsho, Assistant Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



November 14, 2003                           /s/ T. Benjamin Marsho
                                            ----------------------
                                            T. Benjamin Marsho
                                            Assistant Treasurer