Form 10-K
period 2003-12-31
FIRST CHESTER COUNTY CORP
filed 2004-03-16
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                          Commission File No. 0-12870

                        FIRST CHESTER COUNTY CORPORATION
             (Exact name of Registrant as specified in its charter)

             Pennsylvania                                     23-2288763
             ------------                                  ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

              9 North High Street, West Chester, Pennsylvania 19380
              -----------------------------------------------------
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (484) 881-4000
                                 ---------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( __ )

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $74,247,305

The number of shares outstanding of Common Stock of the Registrant as of February 19, 2004, was 4,531,734

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrants year end at December 31, 2003, are incorporated by reference into Part III.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                          PAGE


PART I:           Item 1 -   Business                                                                        3
                  Item 2 -   Properties                                                                  16-17
                  Item 3 -   Legal Proceedings                                                              17
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            17


PART II:          Item 5 -   Market for the Corporation's Common Equity and Related
                             Stockholder Matters                                                       17 - 18
                  Item 6 -   Selected Financial Data                                                        19
                  Item 7 -   Management's Discussion and Analysis of Financial
                             Condition and Results of Operation                                          20-34
                  Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                  35-38
                  Item 8 -   Financial Statements and Supplementary Data                                 39-66
                  Item 9 -   Changes In and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                            67
                  Item 9A -  Controls and Procedures                                                     67-68

PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            68
                  Item 11 -  Executive Compensation                                                         68
                  Item 12 -  Security Ownership of Certain Beneficial Owners
                             and Management and Related Stockholder Matters                                 68
                  Item 13 -  Certain Relationships and Related Transactions                                 68
                  Item 14 -  Principal Accountant Fees and Services                                         68


PART IV:          Item 15 -  Exhibits, Financial Statement Schedules and Reports on
                             Form 8-K                                                                  69 - 70


SIGNATURES                                                                                             71 - 72

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                     PART I
                                     ------

Item 1.  Business.
------   --------

     First Chester County Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from our historic results. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward-looking statements made in this report, or presented elsewhere by Management from time to time, or from our historic results.

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

GENERAL

     The Corporation is a Pennsylvania corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Corporation are the owning and supervising of the Bank, which engages in a general banking business based in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1994, and Turks Head II LLC, which was formed in 2003, each of which serves the purpose of holding the Bank's interests in and operating foreclosed real property until liquidation of such properties. First Chester County Capital Trust I, which was formed on July 11, 2002, and First Chester County Capital Trust II, which was formed on November 13, 2003, are special purpose statutory trusts created expressly for the issuance of preferred capital securities and investing proceeds in junior subordinated debentures of the Corporation. The Bank has two wholly-owned subsidiaries, FNB Insurance Services, LLC, trading as First National Wealth Advisory Services, and FNB Properties, LLC. First National Wealth Advisory Services offers insurance, full-service brokerage, financial planning and mutual fund services. FNB Properties, LLC acts as property manager for the properties where the Bank's Lionville and New Garden branches are located. On August 5, 2000, the Corporation became a financial holding company pursuant to the Grahm-Leach-Bliley Act of 1999.

BUSINESS OF THE BANK

     The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through seventeen banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates 24 ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2003, the Bank had total assets of approximately $689 million, total loans of approximately $511 million, total deposits of approximately $577 million and employed 288 persons, of which 262 were full-time and 26 were part-time.

     In November of 2003, Dr. Charles E. Swope, the Corporation's and Bank's President and CEO for more than 30 years, passed away. On November 13, 2003, the Boards of Directors of the Corporation and the Bank elected John A. Featherman as the new Chairman of the Board and CEO and Kevin C. Quinn as President of both the Bank and the Corporation.

     The Bank is a full service commercial bank offering a broad range of retail banking, commercial banking, Internet banking, trust and investment management and insurance services to individuals, businesses, governmental entities, nonprofit organizations, and community service groups. Retail services include checking accounts, savings programs, money-market accounts, certificates of deposit, safe deposit facilities, consumer loan programs, residential mortgages, overdraft checking, automated tellers and extended banking hours. Commercial services include revolving lines of credit, commercial mortgages, equipment leasing and letter of credit services.

     These retail and commercial banking activities are provided primarily to consumers and small to mid-sized companies within the Bank's market area. Lending services are focused on commercial, consumer, and real estate lending to local borrowers. The Bank attempts to establish a total borrowing relationship with its customers that may typically include commercial loans, a mortgage loan for the borrower's residence, a consumer loan or a revolving personal credit line.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Bank's Trust and Investment Services Division (formerly known as the Financial Management Services Division), provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2003, the Bank's Trust and Investment Services Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $550 million. For the year ended December 31, 2003, gross income from the Bank's Trust and Investment Services Department and related activities amounted to approximately $3.3 million.

     In addition to retail and commercial banking and trust services, the Bank offers an array of investment opportunities to including mutual funds, annuities, retirement planning, education planning and insurance through the Wealth Advisory Services Division.

COMPETITION

     The Bank's service area consists primarily of greater Chester County, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions, Internet banks and other non-bank financial organizations such as mutual fund companies, brokerage firms, and the financing arms of corporate conglomerates. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in our market, which are substantially larger and have greater financial resources than the Bank. As of June 30, 2003, the Bank held an 8.75% market share of Chester County's $6.4 billion in deposits. The $6.4 billion is held by 199 branches of 34 banks, thrifts, and Savings and Loans.

     The Bank's Trust and Investment Services Division competes with a variety of companies including private trust companies, banks with trust departments, private money managers', brokerage firms, mutual fund companies, attorneys, accountants and insurance companies.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

The Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2003. The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received an outstanding rating at our last regulatory exam.

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

     The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2004, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $14.63 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2004, through

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law). Dividends declared in 2003 were $2.4 million.

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

Capital

     The Corporation and the Bank are both subject to minimum capital requirements and guidelines. The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio of Tier I Capital to average total assets of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio under these guidelines which would be applicable to the Corporation. Failure to satisfy regulators that a bank holding company will comply fully with capital adequacy guidelines upon consummation of an acquisition may impede the ability of a bank holding company to consummate such acquisition, particularly if the acquisition involves payment of consideration other than common stock. In many cases, the regulatory agencies will not approve acquisitions by bank holding companies and banks unless their capital ratios are well above regulatory minimums.

     The Bank is subject to capital requirements which generally are similar to those affecting the Corporation. The minimum ratio of total Risk-Based Capital to Risk-Weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. Capital may consist of equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"), and certain convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the reserve for possible credit losses ("Tier II capital").

     A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a Risk-Based Capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a Total Risk-Based Capital ratio of at least 10%, a Tier I capital ratio of at least 6% and a Leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2003, 2002 and 2001, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

Deposit Insurance Assessments

     The Bank is subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or
C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). As of January 1, 2001, well capitalized Subgroup A institutions paid 0.00%.

     In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for both the fourth quarter 2003 and the first quarter of 2004 were $0 per $100 of BIF assessable deposits. FDIC deposit insurance expense was $88, $86 and $86 thousand for the year 2003, 2002, and 2001. Currently, there is proposed legislation that if passed could increase the Corporation's FDIC deposit insurance expense in future time periods.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

STATISTICAL DISCLOSURES

     The following tables set forth certain statistical disclosures concerning the Corporation and the Bank. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below in Item 7 of this Report.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                            RATE VOLUME ANALYSIS (1)


                                                    Increase (decrease) in net interest income due to:
                                        -------------------------------------------------------------------------
                                        Volume (2)    Rate (2)       Total          Volume (2)  Rate (2)  Total
                                        ------        ----           -----          ------      ----      -----
(Dollars in thousands)                         2003 Compared to 2002                     2002 Compared to 2001
                                        ----------------------------------          -----------------------------

INTEREST INCOME
Federal funds sold                      $   (63)     $  (104)    $   (167)         $   431     $   (309)   $   122
Interest bearing deposits in banks            8          (10)          (2)              (1)           1          -
                                         ------       ------      -------           ------      -------    -------
       Total Interest Income                (55)        (114)        (169)             430         (308)       122
Investment securities
   Taxable                                  861       (1,504)        (639)             804         (987)      (183)
   Tax-exempt(3)                            927         (394)         533               (6)          (1)        (7)
                                         ------       ------      -------           ------      -------    -------
       Total investment securities        1,788       (1,898)        (106)             798         (988)      (190)

Loans
   Taxable                                1,638       (4,906)      (3,288)           1,845       (3,474)    (1,629)
   Tax-exempt(3)                            402         (137)         264              (24)         (50)       (74)
                                         ------       ------      -------           ------      -------    -------
       Total loans(4)                     2,040       (5,043)      (3,024)           1,821       (3,524)    (1,703)
                                         ------       ------      -------           ------      -------    -------
Total interest income                     3,773       (7,055)      (3,299)           3,049       (4,820)    (1,771)
                                         ------       ------      -------           ------      -------    -------

INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 610       (1,996)      (1,374)           1,268       (3,262)    (1,994)
Certificates of deposits and other time    (642)      (1,442)      (2,087)            (674)      (2,166)    (2,840)
                                         ------       ------      -------           ------      -------    -------
   Total interest bearing deposits          (32)      (3,438)      (3,461)             594       (5,428)    (4,834)
Securities sold under repurchase
   Agreements                               (19)          (1)         (20)             (70)          (3)       (73)
Guaranteed preferred
   beneficial interest in Corp.'s
   subordinated debentures                  233          (53)         176              136            -        136
Other borrowings                            444         (657)        (214)             (12)        (130)      (142)
                                         ------       ------      -------           ------      -------    -------

Total Interest expense                      626       (4,149)      (3,579)             648       (5,561)    (4,913)
                                         ------       ------      -------           ------      -------    -------

Net Interest income                     $ 3,147      $(2,907)    $    220          $ 2,401     $    741   $  3,142
                                         ======       ======      =======           ======      =======    =======

NOTES:
------

(1) The related average balance sheets can be found on page 23 of this Report.

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


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                       LOAN PORTFOLIO BY TYPE AT DECEMBER


(Dollars in thousands)                 2003              2002               2001               1999                 1998
                                 ---------------   ----------------   ----------------   ----------------    ----------------
                                  Amount      %     Amount       %     Amount       %      Amount       %      Amount       %
                                  ------      -     ------       -     ------       -      ------       -      ------       -

Commercial loans                 $142,144    28%   $122,005     27%   $118,420     26%   $ 105,125     26%   $  95,820    27%

Real estate - construction         56,340    11%     47,601     11%     40,065      9%      30,134      7%      15,266     4%

Real estate - other               202,898    40%    175,846     39%    199,398     45%     181,129     45%     152,174    43%

Consumer loans (1)                 77,113    15%     62,646     14%     48,323     11%      54,692     13%      55,520    16%

Lease financing receivables        32,754     6%     39,584      9%     41,904      9%      35,809      9%      35,558    10%
                                  -------           -------            -------            --------            --------

     Total gross loans
        and lease                $511,249   100%   $447,682    100%   $448,110    100%   $ 406,889    100%   $ 354,338   100%

Allowance for possible
   loan and lease losses(2)      $ (5,864)         $ (6,230)          $ (6,344)          $  (6,609)          $  (6,261)
                                  -------           -------            -------            --------            --------

     Total net loans (3)         $503,385          $441,452           $441,766           $ 400,280           $ 348,077
                                  =======           =======            =======             =======            ========

NOTES:
------

(1) Consumer loans include open-end home equity lines of credit and credit card receivables. (As of February 21, 2003, the $2.7 million credit card portfolio was sold).

(2)      See pages 24 - 27 this Report for additional information.

(3) At December 31, 2003 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 2003 (1) (2)


                                                                 Maturing
                                               Maturing         After 1 Year          Maturing
                                               Within            And Within            After
(Dollars in thousands)                         1 Year  (3)       5 Years              5 Years           Total
                                             ----------         ------------          --------       ----------

Commercial loans                             $   19,862           $ 40,319            $ 81,963       $ 142,144

Real Estate - construction                       31,850             13,684              10,806          56,340
                                              ---------            -------             -------        --------

       Total                                 $   51,712           $ 54,003            $ 92,769       $ 198,484
                                              =========            =======             =======        ========


Loans maturing after 1 year with:

Fixed interest rates
   Commercial Loans                                               $ 32,362            $ 43,798
   Commercial real estate - construction                             9,021               8,900

Variable interest rates
   Commercial Loans                                                  7,957              38,165
   Commercial Real Estate - construction                             4,663               1,906
                                                                   -------             -------

       Total                                                      $ 54,003            $ 92,769
                                                                   =======             =======

NOTES:
------

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

(3) Demand loans and overdrafts are reported maturing "Within 1 Year". Most construction real estate loans are reported maturing "Within 1 Year" because of their short term maturity or index to the Bank's prime rate. An immaterial amount of loans has no stated schedule of repayments.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2003


                                                       Due over         Due over
                                      Due               1 year           5 years         Due
                                     Within             Through          Through         Over
(Dollars in thousands)               1 year             5 years         10 years       10 years          Total
                                     ------             -------         --------       --------          -----

Held-to-Maturity
     U.S. Treasury                       --                 --               --             --              --
     U.S. Government agency              --                 --               --             --              --
     Mortgage-backed securities (1)      --                 --                4             --               4
     State and municipal (2)             --                 15               --             --              15
     Corporate securities                --                 --               --             --              --
     Asset-backed (1)                    --                 --               --             --              --
                                   --------          ---------         --------       --------        --------
                                         --                 15                4             --              19
                                   --------          ---------         --------       --------        --------

Available-for-Sale
     U.S. Treasury                    1,502              1,059               --             --           2,561
     U.S. Government agency              --                 --                6         10,708          10,714
     Mortgage-backed securities (1)      --                 --            6,720         63,315          70,035
     State and municipal (2)             --              4,706           21,135             --          25,841
     Corporate securities                --              2,180           11,001            118          13,299
     Asset-backed (1)                    --                 --              539          2,127           2,666
     Mutual Funds                        --                 --               --            801             801
     Other equity securities (3)         --                 --               --          4,793           4,793
                                   --------          ---------         --------       --------        --------
                                      1,502              7,945           39,401         81,862         130,710
                                   --------          ---------         --------       --------        --------

Total Investment securities       $   1,502         $    7,960        $  39,405      $  81,862       $ 130,729
                                   ========          =========         ========       ========        ========

Percent of portfolio                   1.15%              6.09%           30.14%        62.62%          100.00%
                                   ========          =========         ========       =======         ========

Weighted average yield                 2.96%              2.50%            4.52%         4.22%            4.19%
                                   ========          =========         ========       =======         ========


NOTES:
------

(1) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.

(2) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.

(3) Other equity securities having no stated maturity have been included in "Due over 10 years".

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      INVESTMENT SECURITIES AT DECEMBER 31,

                                          2003                          2002                        2001
                                  ----------------------       ----------------------      ---------------------
(Dollars in thousands)              Book          Market           Book        Market        Book         Market
                                    Value          Value           Value        Value        Value         Value
                                    -----          -----           -----        -----        -----        ------

Held-to-Maturity
     U.S. Treasury                $     --     $     --         $     --     $     --      $     --     $     --
     U.S. Government agency             --           --               --           --            --           --
     Mortgage-backed securities          4            4               16           17            27           29
     State and municipal                15           16               15           17           504          518
     Corporate securities               --           --               --           --            --           --
     Asset-backed                       --           --               --           --            --           --
     Mutual funds                       --           --               --           --            --           --
     Other equity securities            --           --               --           --            --           --
                                   -------      -------          -------      -------       -------      -------
                                  $     19     $     20         $     31     $     34      $    531     $    547
                                   =======      =======          =======      =======       =======      =======


Available-for-Sale
     U.S. Treasury                $  2,498     $  2,561         $  4,498     $  4,630      $  4,010     $  4,069
     U.S. Government agency         10,821       10,715           32,262       32,268            --           --
     Mortgage-backed securities     69,821       70,035           69,821       64,953        66,267       63,175
     State and municipal            25,815       25,840            2,179        2,223         1,279        1,315
     Corporate securities           12,893       13,181           13,083       13,650         2,966        2,803
     Corporate CMO's                   119          118            1,446        1,444         3,652        3,693
     Asset-backed                    2,692        2,666            2,661        2,699            37           37
     Mutual Funds                      863          801              863          815           863          825
     Other equity securities         4,724        4,793            4,311        4,348         4,100        4,137
                                   -------      -------          -------      -------       -------      -------
                                  $130,246     $130,710         $126,256     $128,344      $ 80,082     $ 80,210
                                   =======      =======          =======      =======       =======      =======

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 2.  Properties.
-------  ----------

     The Bank owns ten properties which are not subject to any mortgages, and the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kendal, Crosslands, Lima, Granite Farms, Hershey's Mill, Coatesville, and Giunta's offices. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank, and other properties owned or leased by the Bank and the Corporation which may serve as future sites for branch offices. Management is currently evaluating all of its properties for future use.


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

Goshen / Branch                                   311 North Five Points Road                     September 1956
                                                  West Goshen, Pennsylvania

Kennett Square / Branch                           126 West Cypress Street                        February 1987
                                                  Kennett Square, Pennsylvania

Exton / Branch                                    Route 100 and Boot Road                        August 1995
                                                  West Chester, Pennsylvania

Frazer / Branch                                   309 Lancaster Avenue                           August 1999
                                                  Frazer, Pennsylvania

Swope Building (formerly                          High & Market Streets                          July 1995
known as the Commonwealth Building)               West Chester, Pennsylvania

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

Lima Estates / Branch                             411 North Middletown Road                      December 1999
                                                  Media, Pennsylvania

Granite Farms Estates / Branch                    1343 West Baltimore Pike                       December 1999
                                                  Wawa, Pennsylvania

Lionville / Branch                                Route 114 & Sheree Boulevard                   December 2000
                                                  Uwchlan Township, Pennsylvania

New Garden / Branch                               741 West Cypress Street                        August 2001
                                                  Kennett Square, Pennsylvania

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Hershey's Mill / Branch                           1371 Boot Road                                 December 2001
                                                  West Chester, Pennsylvania
Coatesville Branch                                258A East Lincoln Highway
                                                  Coatesville, PA 19320                          June 2003

Giunta's Branch                                   700 Downingtown Pike
                                                  West Chester, PA 19380                         September 2003

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

           None.

                                     PART II
                                     -------

Item 5. Market for the Corporation's Common Equity and Related Stockholder ------- Matters.
        ------------------------------------------------------------------

     The Corporation's Common Stock is publicly traded over the counter under the symbol "FCEC". Information regarding high and low bid quotations is set forth in Item 7 on page 32 of this Report. As of January 31, 2004, there were approximately 980 shareholders of record of the Corporation's Common Stock. The closing stock price as of January 31, 2004 was $27.30.

     The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 2003 and 2002, as set forth in the following table:

                                                                Dividends
                                                                ---------

                                                            Amount Per Share
                                                         -----------------------
                                                             2003          2002
                                                             ----          ----

First Quarter.......................................     $  0.1350    $  0.1300
Second Quarter......................................        0.1350       0.1300
Third Quarter.......................................        0.1350       0.1300
Fourth Quarter......................................        0.1375       0.1350
                                                          --------     --------
  Total.............................................     $  0.5425    $  0.5250
                                                          ========     ========

     The holders of the Corporation's Common Stock are entitled to receive such dividends as may be legally declared by the Corporation's Board of Directors. See "Item 1. Business: SUPERVISION AND REGULATION - Dividend Restrictions". The amount, time, and payment of future dividends, however, will depend on the earnings and financial condition of the Corporation, government policies and other factors.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                    Equity Compensation Plan Information Form
                                                                                                       Number of
                                                                                                       securities
                                                                                                       remaining
                                                              Number of securities   Weighted-average  available for
                                                              to be issued upon      exercise price    future
                                                              exercise of            of outstanding    issuance under
                                                              outstanding options,   options,          equity
                                                              warrants and           warrants and      compensation
                                                              rights                 rights*           plans*
                                                              -------------------    ----------------  --------------

Equity compensation plans approved by security holders              564,164**             $15.20           11,494
Equity compensation plans not approved by security holders             --                   --               --

Total                                                               564,164**             $15.20           11,494

* The securities referred to in this table are shares of the Corporation's common stock issuable upon exercise of options issued pursuant to the 1995 Stock Option Plan.

** Number of options issued and outstanding that were exercisable as December 31, 2003.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data
-------  -----------------------


(Dollars in thousands, except per share data)
STATEMENTS OF CONDITION
-----------------------
                                                                              December 31
                                                ----------------------------------------------------------------
                                                    2003           2002        2001         2000           1999
                                                  --------      ---------    --------     --------       -------

    Assets                                      $  689,210    $  640,010   $  584,332   $  550,689    $  511,902
    Loans                                          511,249       447,682      448,110      406,889       354,338
    Investment securities                          130,729       128,375       80,741       94,195       113,040
    Deposits                                       577,314       558,738      498,825      471,490       448,433
    Stockholders' equity                            51,750        48,612       43,839       43,012        38,182
    Trust and Investment  Services
       assets under management and
       custody (1)                                 550,217       531,756      497,120      445,150       429,597

STATEMENTS OF INCOME
                                                                     Year Ended  December 31
                                                ----------------------------------------------------------------
                                                    2003           2002        2001         2000           1999
                                                  --------      ---------    --------     --------       -------
    Interest income                             $   33,533    $   37,101   $   38,985  $    39,728    $   35,107
    Interest expense                                 7,154        10,673       15,586       16,983        14,543
                                                ----------     ---------    ---------   ----------     ---------
    Net interest income                             26,379        26,428       23,399       22,745        20,564
    Provision for possible loan losses               2,519         2,231        2,929          876           799
                                                ----------     ---------    ---------   ----------     ---------
        Net interest income after
             provision for possible loan
             losses                                 23,860        24,197       20,470       21,869        19,765
    Non-interest income                             11,506         9,154        6,638        6,112         5,008
    Non-interest expense                            27,400        25,205       22,415       19,724        17,506
                                                 ----------     ---------    ---------   ----------     ---------
        Income before income taxes                   7,966         8,146        4,693        8,257         7,267
    Income taxes                                     2,161         2,444        1,361        2,255         2,050
                                                ----------     ---------    ---------   ----------     ---------
        Net income                             $     5,805    $    5,702   $    3,332  $     6,002    $    5,217
                                                ==========     =========    =========   ==========     =========
PER SHARE DATA (2)
--------------

    Net income per share (Basic)               $      1.30    $     1.29   $     0.75  $      1.33    $     1.14
    Net income per share (Diluted)             $      1.26    $     1.28   $     0.74  $      1.31    $     1.13
    Cash dividends declared                    $    0.5425    $   0.5250   $   0.5200  $    0.5100    $   0.4900
    Book value                                 $     11.46    $    10.97   $     9.91  $      9.61    $     8.40
    Basic weighted average shares
        outstanding                              4,477,108     4,423,113    4,451,351    4,511,761     4,571,929
                                                 =========     =========    =========    =========     =========
    Diluted weighted average shares
        outstanding                              4,620,151     4,456,152    4,495,357    4,531,145     4,624,370
                                                 =========     =========    =========    =========     =========

(1) These assets are managed by the Trust and Investment Services Division of the Bank and are not assets of the Bank or the Corporation.

(2) All per share data has been retroactively adjusted for stock splits and stock dividends.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION
                            AND RESULTS OF OPERATIONS


Item 7. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations.
        -----------------------------------------------------------------------

                          EARNINGS AND DIVIDEND SUMMARY

     In 2003, net income increased $103 thousand or 1.8% from $5.7 million to $5.8 million. Net income for 2003 includes gains of $306 thousand from the sale of the Bank's $2.7 million credit card portfolio, $1.0 million from the sale of residential mortgages, $1.0 million on the gain on the sale of Other Real Estate Owned ("OREO"), and $422 thousand from the collection of life insurance proceeds upon the death of the Corporation's former CEO and President. These gains were partially offset by a decrease in net interest income resulting from the current interest rate environment, increased provision for loan and lease losses, pricing competition, and increased operating costs.

     In 2002, net income increased $2.4 million or 71.1% from $3.3 million to $5.7 million. Several factors contributed to this large percentage increase, including an increase in net interest income, increases in non-interest income and a reduction in the provision for loan loss expense when compared to the same period last year. The increase in net interest income was primarily the result of a decrease in interest expense as the rates paid on deposit accounts and the cost of borrowings decreased. The growth in non-interest income in 2002 can be attributed to gains and fees earned on the sale of residential mortgage assets of $722 thousand, gains from the sale of real estate assets of $438 thousand, and investment securities of $212 thousand as well as increased revenue from our Trust and Investment Services ("TIS") Division, (formerly know as Financial Management Services Division). The provision for loan loss expense was reduced in 2002 as compared to 2001 due to better performance of the Corporation's loan portfolio and generally lower loan losses. In 2002, the Corporation restructured its banking divisions and established a new credit administration department to enhance its ability to focus on credit issues and improve overall credit quality.

     On a basic per share basis, 2003 earnings were $1.30, an increase of 0.8% over 2002 earnings of $1.29. On a per share basis, 2002 earnings were 72.0% higher than 2001 earnings of $0.75. Cash dividends per share in 2003 were $0.5425, a 3.3% increase over the 2002 dividend of $0.5250. Cash dividends per share in 2002 were 1.0% higher than the 2001 dividend of $0.52. In the past, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

PERFORMANCE RATIOS                                            2003           2002          2001          2000
------------------                                          --------       --------      --------      -------

Return on Average Assets                                      0.88%          0.94%          0.60%        1.15%
Return on Average Equity                                     11.48%         12.25%          7.75%       15.03%
Earnings Retained                                            58.07%         59.26%         30.43%       61.63%
Dividend Payout Ratio                                        41.93%         40.74%         69.57%       38.37%

The "Consolidated Average Balance Sheet" on page 27 may assist the reader in the following discussion.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
             CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

     The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     The Corporation considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, leases, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management's estimates, additional provisions for loan and lease losses may be required that could adversely impact earnings in future periods. The Corporation recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to Management's judgment based upon available evidence that future realization is more likely than not. If Management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax equivalent basis, increased 0.8% or $220 thousand from $26.5 million in 2002 to $26.8 million in 2003, compared to a 13.4% increase or $3.1 million from 2001 to 2002. The increase in tax equivalent net interest income for both periods was the result of an increase in average interest-earning assets and lower yields paid on interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities and a decrease in the average yield earned on average interest earning-assets.

     Average interest-earning assets for 2003 were $618.3 million, an increase of $54.8 million or 9.7% when compared to 2002. In 2002, average interest-earning assets were $563.5 million, an increase of $49.2 million or 9.6% compared to 2001. The increase in average interest-earning assets for 2003 was a result of increases in average loans outstanding and investment securities, partially offset by a decrease in funds invested in federal funds and other overnight investments. The increase in 2002 was the result of increases in average loans outstanding and funds invested in federal funds, other overnight investments, and average securities. Yields on interest-earning assets decreased primarily due to the falling interest rate environment. Additionally, the low interest environment has resulted in a substantial decrease in yields as loans have been repriced to current market rates on both contractual and negotiated basis. Yields on interest-bearing liabilities decreased primarily due to the lowering of rates paid on deposit accounts as the Corporation reacted to external rate changes and tried to off-set the decreases in asset yields. Continued low interest rates and pricing competition has put pressure on our net-interest margin and will continue to adversely impact net-interest income in future periods.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     Net yields on interest-earning assets, on a tax equivalent basis, were 4.33% and 4.71% for 2003 and 2002, respectively, a decrease of 38 basis points for 2003 and an increase of 16 basis points for 2002. The decrease in the average net-yield on interest-earning assets for 2003 was primarily the result of a decrease in the average yield on interest-bearing liabilities and the decrease in the yield earned on interest-earning assets. The yield in 2002 was positively impacted as the result of a decrease in the average yield on interest bearing liabilities that outpaced the decrease in the yield earned on interest earning assets. The average yield earned on interest-earning assets decreased 16.8% or 111 basis points to 5.49% from 2002 to 2003, and 12.9% or 98 basis points to 6.60% from 2001 to 2002. The average yield paid on interest-bearing liabilities decreased 38.7% or 91 basis points to 1.44% from 2002 to 2003, and 37.5% or 141 basis points to 2.35% from 2001 to 2002.

     In 2003, average interest-bearing liabilities increased $42.6 million or 9.4% to $497.2 million when compared to $454.5 million in 2002. In 2002, average interest-bearing liabilities increased 9.7% or $40.4 million. The increase in 2003 was the result of a 7.0% or $30.1 million increase in average interest-bearing deposits and a 38.1% or $9.2 million increase in FHLB advances and other borrowings. The increase in 2002 was the result of a 10.4% or $40.4 million increase in average interest-bearing deposits. The increase for both periods in average interest-bearing liabilities supported average interest-earning assets.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

YIELD ON                                                                         2003        2002        2001
--------                                                                        ------      ------      -----

Interest-Earning Assets                                                          5.49%       6.60%       7.58%
Interest-Bearing Liabilities                                                     1.44        2.35        3.76
                                                                                 ----        ----        ----
Net Interest Spread                                                              4.05        4.25        3.82
Contribution of Interest-Free Funds                                              0.28        0.46        0.73
                                                                                 ----        ----        ----
Net Yield on Interest-Earning Assets                                             4.33%       4.71%       4.55%
                                                                                 ====        ====        ====

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on federal funds sold and other overnight investments decreased 44.2% to $211 thousand from $378 thousand in 2002. The decrease in interest income on federal funds sold and other overnight investments is the direct result of decreases in the average federal fund balances of $3.5 million to $17.4 million in 2003 from $20.9 million in 2002. The decrease in interest income earned on federal funds sold in 2003 was also affected by a 33.2% or 60 basis point decrease in rates earned on such investments. During 2003, the Corporation reduced average federal funds sold and other overnight investments to support loan growth and to invest in investment securities to produce higher yields. During 2002, the Corporation's deposit growth out paced its loan growth resulting in excess cash that was invested in federal funds and other overnight investments and investment securities.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased $106 thousand or 2.2% from $4.9 million in 2002 to $4.8 million in 2003, compared to a $190 thousand or 3.7% decrease from 2001 to 2002. The decrease in investment interest income in 2003 was the direct result of a 24.8% or 122 basis point decrease in the yield earned on investment securities partially offset by a 30.2% or $30.2 million increase in average investment securities. The increase in average investment securities was the result of the Corporation's increased cash position due to increased deposits generated by our new and existing branch locations and Management's decision to invest excess funds in higher yielding securities.

                       INTEREST INCOME ON LOANS AND LEASES

     During 2003, interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan and lease portfolio decreased 9.5% from $31.9 million in 2002 to $28.9 million in 2003. The decrease in interest income on loans and leases was the direct result of a 14.8% or 107 basis point decrease in the yield earned on the portfolio, partially offset by an increase in the average balance of $27.8 million or 6.3% from $442.6 million in 2002 to $470.4 million in 2003. The low interest rate environment has resulted in substantial decreases in yields as loans have been repriced at current market rates on both contractual and negotiated basis as well as refinancing. The continuation of the current low rate environment may continue to bring yields down further.

     Interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan and lease portfolio decreased 5.1% from $33.6 million in 2001 to $31.9 million in 2002. The decrease in interest income on loans and leases was the direct result of a 9.9% or 79 basis point decrease in the yield earned on the portfolio, partially offset by an increase in the average balance of $22.7 million or 5.4% from $420.0 million in 2001 to $442.6 million in 2002. A $225 thousand recovery of past due accrued interest and late charges related to the restructuring of a large commercial loan relationship in 2002 partially offset the decrease in the interest income earned.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts decreased 37.0% from $9.3 million in 2002 to $5.9 million in 2003. The decrease in interest expense on deposit accounts was the direct result of a 41.1% or 90 basis point decrease on rates paid on interest bearing deposits, partially offset by a 7.0% or $30.1 million increase in the average interest-bearing deposit balance. Interest expense on deposits decreased 34.1% from $14.2 million in 2001 to $9.3 in 2002. The decrease in interest expense on deposits from 2001 to 2002 was the result of a 40.2% or 147 basis point decrease on rates paid on interest-bearing deposits, partially offset by a 10.4% or $40.4 million increase in the average interest-bearing deposit balance.

     The Corporation's effective rate paid on interest-bearing deposits changed from 2.52%, 2.34%, 2.12%, and 1.79% in the first, second, third, and fourth quarters of 2002, respectively, to 1.50%, 1.38%, 1.20%, and 1.07% in the first, second, third, and fourth quarters of 2003, respectively. Competition for deposits from local community banks as well as non-banking institutions such as credit union and mutual fund companies continues to be strong. Despite this competition, the Corporation's deposit base continues to grow, and is expected to grow, as we continue to open new branches and attract new customers with new services. Total deposits continue to grow at our new branches as well as at our existing sites. The Corporation continually explores for new branch sites to expand its core deposit base. PROVISION FOR LOAN AND LEASE LOSSES

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     During 2003, the Corporation recorded a provision for loan and lease losses of $2.5 million, compared to $2.2 million and $2.9 million in 2002 and 2001, respectively. Net charge-offs in 2003 were $2.9 million, compared to $2.3 million and $3.2 million in 2002 and 2001, respectively. Net charge-offs as a percentage of average loans outstanding were 0.61%, 0.53% and 0.76% for 2003, 2002 and 2001, respectively. The provision expense in 2003 and 2001 was increased to provide for increased loan write-downs and charge offs taken during those years. Management believes that the allowance for loan and leases losses is adequate based on its current assessment of probable and estimated losses. In 2002, the Corporation restructured its banking divisions and established a new credit administration department to enhance its ability to focus on credit issues and improve overall credit quality. The allowance for loan and leases losses as a percentage of loans outstanding was 1.15% and 1.39% for 2003 and 2002, respectively. For more information on the gains on the sale of OREO, see the following Non-Interest Income section.

                               NON-INTEREST INCOME

     Total non-interest income increased $2.4 million or 25.7%, from $9.2 million in 2002 to $11.5 million in 2003, compared to an increase of $2.5 million or 37.9% from 2001 to 2002. The various components of non-interest income are discussed below.

     The largest component of non-interest income is Trust and Investment Services revenue, which increased $98 thousand or 3.1%, from $3.2 million in 2002 to $3.3 million in 2003, compared to an increase of $260 thousand or 8.9%, from $2.9 million in 2001 to $3.2 million in 2002. The market value of TIS assets under management and custody grew 3.5% from $531.8 million at December 31, 2002, to $550.2 million at December 31, 2003. TIS assets under management and custody grew 7.0% or $34.7 million in 2002.

     Service charges on deposit accounts increased $135 thousand or 7.2% from $1.9 million in 2002 to $2.0 million in 2003, and increased $412 thousand or 28.0% in 2002 from 2001. The increases in service charge revenue are primarily the result of an increase in the number of deposit accounts, the implementation of a new fee schedule which became effective February 15, 2003, and new service offerings in 2002. Management expects this component of non-interest income to continue to grow as the number of deposits grow.

     Gains on the sale of investment securities also contributed to the increase in non-interest income. Gains on the sale of investment securities increased $198 thousand or 93.4% from $212 thousand in 2002 to $410 thousand in 2003. Gains on the sale of investment securities increased $32 thousand in 2002 from $120 thousand in 2001. The gains realized on the sale of investment securities in 2003 are the result of normal portfolio management.

     The Corporation has operating lease agreements with several customers. The income on these agreements is classified as "Rental Income". Rental Income on operating lease agreements increased $117 thousand from $750 thousand in 2002 to $867 thousand in 2003, compared to a $538 thousand increase in 2002. See discussion of related depreciation expense in the non-interest expense section.

     Gains on the sale of fixed assets and OREO (other real estate owned) increased $574 thousand from $438 thousand in 2002 to $1.0 million in 2003, compared to an increase of $345 thousand in 2002. The gain in 2003 was the result of a loan that was written down to net-realizable value and subsequently transferred to OREO and disposed of in 2003.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     Gains and fee income generated in the sale of residential mortgage loans increased $297 thousand from $722 thousand in 2002 to $1.0 million in 2003, compared to a $457 thousand increase in 2002. As a result of the low mortgage interest rate environment, residential mortgage refinancing and real estate purchases have been strong. This activity has resulted in a high volume of mortgage originations and sales. When a mortgage is sold, all unamortized fees collected are recognized as income for that period and any gain or loss based on the current market value is recorded at the time of the sale. The Corporation retains the servicing on a portion of the loans sold and earns a servicing fee.

     In 2003, the Corporation received proceeds of $422 thousand from key person life insurance upon the death of its former CEO and President.

     In 2003, the Corporation sold its $2.7 million credit card portfolio to Elan Financial Services. The gain on the sale of the credit card portfolio in 2003 was $306 thousand. The simultaneous establishment of an agency arrangement with Elan enables us to offer enhanced service to our credit card holders. Elan processes card transactions for more than 1,200 financial institutions.

     Other non-interest income increased $205 thousand or 10.4% from $2.0 million in 2002 to $2.2 million in 2003 compared to a $472 thousand increase in 2002. The primary component of other non-interest income in 2003 were electronic banking revenue of $760.2 thousand in 2003, compared to $689.7 thousand in 2002 and miscellaneous loan fee income of $376.5 thousand in 2003, compared to $406.9 thousand in 2002.

                              NON-INTEREST EXPENSE

     Total non-interest expense increased $2.2 million or 8.7% from $25.2 million in 2002 to $27.4 million in 2003, compared to an increase of $2.8 million or 12.4% from 2001 to 2002. The growth in non-interest expense reflects the increased costs incurred to service the Corporation's expanding customer base. The various components of non-interest expense changes are discussed below.

     Employee salaries and benefits increased $1.1 million or 7.7% from $13.9 million in 2002 to $15.0 million in 2003, compared to $1.6 million or 13.2% increase from 2001 to 2002. Increased staff, annual employee raises, promotions and a proportional increase in employee benefits are primarily responsible for the increases in both years.

     Net occupancy, equipment and data processing expense increased $540 thousand or 10.9% from $4.9 million in 2002 to $5.5 million in 2003, compared to $694 thousand or 16.4% increase from 2001 to 2002. The increases are the direct result of the opening of two full service branches during 2003 as well as increased computer and related equipment costs associated with the expansion, upgrading and maintenance of the Corporation's computers and networking infrastructure.

     Depreciation on operating leases increased $24 thousand or 3.6% from $667 thousand in 2002 to $691 thousand in 2003 compared to a $505 thousand or 311.7% increase from 2001 to 2002. This depreciation expense is the result of operating lease agreements the Corporation has with several of its customers. The income associated with this operating lease is classified as Rental Income. See related discussion of Rental Income in the Non-Interest Income section, above.

     Professional services increased $20 thousand or 1.8% from $1.1 million in 2002 to $1.2 million in 2003 compared to a decrease of $11 thousand or 1.0% from 2001 to 2002. The increase in 2003 is the result of an increase in audit and consultant fees. The decrease in 2002 is the result of decreased audit, accounting, and consultant fees, generally, and legal fees related to loan work-out activities.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     FDIC deposit insurance expense was $88, $86 and $86 thousand for the year's 2003, 2002 and 2001, respectively. Bank shares tax was $493 thousand in 2003, $480 thousand in 2002 and $482 thousand in 2001. Bank Shares Tax was 0.93%, 0.92% and 1.10% of average stockholder's equity for 2003, 2002, and 2001, respectively. The Pennsylvania Bank Shares Tax is based primarily on Bank stockholder's equity and paid annually.

     Total other non-interest expense increased $522 thousand or 13.1% from $4.0 million in 2002 to $4.5 million in 2003. The increase in 2003 in other non-interest expense can be primarily attributed to increased cost of supplies to support the Bank's growing infrastructure. Total other non-interest expense decreased $12 thousand or 0.3% from 2001 to 2002.

                                  INCOME TAXES

     Income tax expense was $2.2 million in 2003 compared to $2.4 million in 2002 and $1.4 million in 2001, representing an effective tax rate of 26.5%, 30.0% and 29.0%, respectively. The effective tax rate in 2003 decreased due to changes in the tax exempt components of the Corporation's balance sheet and income statement, such as tax exempt investment securities, tax exempt loans, and the gain on the proceeds of life insurance.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED AVERAGE BALANCE SHEET AND TAX EQUIVALENT INCOME/EXPENSES
                 AND RATES FOR THE YEAR ENDED DECEMBER 31, 2003

                                                        2003                      2002                       2001
                                              -----------------------   -----------------------    ------------------------
(Dollars in thousands)                         Daily                     Daily                      Daily
                                              Average                   Average                    Average
                                              Balance  Interest Rate%   Balance  Interest Rate%    Balance  Interest  Rate%
                                              -------  -------- -----   -------  -------- -----    -------  --------  -----

ASSETS
Federal funds sold and other                 $ 17,368  $   211  1.21    $ 20,861 $   378   1.81   $   7,774  $   256   3.29
   overnight investments
Interest bearing deposits in banks                543        3  0.55         210       5   2.38         238        5   2.10
Investment securities
         Taxable                              115,689    4,158  3.59      98,092   4,797   4.89      84,466    4,980   5.90
         Tax-exempt (1)                        14,280      660  4.62       1,718     127   7.38       1,814      134   7.40
                                              -------   ------           -------  ------           -------- --------
    Total investment securities               129,969    4,818  3.71      99,810   4,924   4.93      86,280    5,114   5.93
                                              -------   ------           -------  ------           -------- -------
    Loans and leases (2)
         Taxable                              462,806   28,414  6.14     440,054  31,702   7.20     417,183   33,331   7.99
         Tax-exempt (1)                         7,607      468  6.16       2,559     204   7.97       2,801      278   9.91
                                              -------   ------           -------  ------           --------  -------
         Total loans                          470,413   28,882  6.14     442,613  31,906   7.21     419,984   33,609   8.00
                                              -------   ------           -------  ------           --------- -------
    Total interest-earning assets             618,293   33,914  5.49     563,494  37,213   6.60     514,276   38,984   7.58
    Non-interest-earning assets
      Allowance for possible loan and
         lease losses                          (6,253)                    (6,542)                    (6,579)
      Cash and due from banks                  25,209                     24,064                     23,782
      Other assets                             22,981                     22,660                     20,394
                                              -------                    -------                   --------
         Total assets                        $660,230                   $603,676                  $ 551,873
                                              =======                    =======                   ========

LIABILITIES AND STOCKHOLDERS'
           EQUITY
    Savings, NOW, and money market
      deposits                               $338,343  $ 2,501  0.74    $292,446 $  3,875  1.33   $ 240,000   $ 5,869   2.45
    Certificates of deposit and other time    119,162    3,386  2.84     135,006    5,473  4.05     147,016     8,313   5.65
                                              -------   ------           -------   ------          --------    ------
         Total interest-bearing deposits      457,505    5,887  1.29     427,452   9,348   2.19     387,016    14,182   3.66
    Securities sold under repurchase
      agreements                                  133        3  2.26         779      23   2.95       2,912        96   3.30
    Guaranteed preferred beneficial interest
       in Corporation's subordinated
       debentures                               6,342      312  4.92       2,288     136   5.75          -         -      -
    Federal Home Loan Bank advances
      and other borrowings                     33,176      952  2.87      24,027   1,166   4.85      24,254     1,308   5.39
                                              -------   ------           -------  ------           --------    ------
         Total interest-bearing liabilities   497,156    7,154  1.44     454,546  10,673   2.35     414,182    15,586   3.76
    Non-interest-bearing liabilities
      Non-interest-bearing demand deposits    107,310                     97,266                     88,923
      Other liabilities                         5,203                      5,327                      5,759
                                              -------                    -------                   --------
         Total liabilities                    609,669                    557,139                    508,864
    Stockholders' equity                       50,561                     46,537                     43,009
                                              -------                    -------                   --------
         Total liabilities and stockholders'
             Equity                          $660,230                   $603,676                  $ 551,873
                                              =======                    =======                   ========
      Net interest income                              $26,760                   $26,540                      $23,398
                                                        ======                    ======                       ======
    Net yield on interest-earning assets                        4.33                       4.71                         4.55
                                                                ====                       ====                         ====

(1) The indicated income and annual rate are presented on a tax equivalent basis using the federal marginal rate of 34%, adjusted for the TEFRA 20% penalty for 2003, 2002, and 2001.

(2)      Nonaccruing loans are included in the average balance.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
              ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is an amount that management believes will be adequate to absorb loan and lease losses on existing loans and leases that may become uncollectible based on Management's evaluations of the collectibility of loans and leases. These evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay.

     Management evaluates the adequacy of the allowance on a quarterly basis to ensure the provision for loan and lease losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Corporation's methodology for assessing the appropriateness of the allowance for loan and lease losses consists of several key elements. These elements include a specific allowance for loan and lease classified list loans and an allowance based on historical trends. The Corporation consistently applies the following comprehensive methodology.

     The allowance for loan and lease losses addresses those loans and leases maintained on the Corporation's loan and lease classified list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans and leases are those with a well-defined weakness, which jeopardizes the repayment of the debt. A loan or lease may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans and leases for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard. Doubtful loans and leases have the characteristics of substandard loans and leases with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans and leases, the classification of loss is deferred until pending factors, which might improve the loan or lease, have been determined. Loans and leases rated as doubtful in whole or in part are placed on nonaccrual status. Loans and leases, which are classified as loss, are considered uncollectible and are charged to the allowance for loan and lease losses.

     Loans and leases on the loan and lease classified list may also be impaired loans, which are defined as nonaccrual loans and leases or troubled debt restructurings, which are not in compliance with the restructured terms. Each of the classified loans and leases on the watch list is individually analyzed to determine the level of the potential loss under the current circumstances. The specific reserve established for these criticized by management and impaired loans and leases is based on careful analysis of the loan's and leases performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for classified list loans and leases is equal to the total amount of potential unconfirmed losses for the individual classified loans and leases on the classified list. Classified loans and leases are managed and monitored by management.

     The allowance is based on historical trends and uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans and leases to obtain the portion of the allowance for loan and lease losses which is based on historical trends. Before applying the historical loss experience percentages, loan and lease balances are reduced by amounts of government agency guarantees. Installment loan balances are also adjusted for unearned discounts.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Corporation also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan and lease loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan and lease losses may be, the analysis produces only estimates, which, by definition lack precision.

     Since all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, or lease or groups of leases, and the entire allowance is available to absorb any and all loan and lease losses.

     The following table's present information regarding the Corporation's total allowance for loan and lease losses as well as the allocation of such amounts to the various categories of loans at the dates indicated:


                                                                                   December 31, 2003
                                                            --------------------------------------------------------
                                                              Allowance
                                                               for Loan             Percent of          Percent of
(Dollars in thousands)                                          Losses              Allowance           Total Loans
                                                             ------------           ---------           -----------

Commercial loans                                             $  3,760                 64.1%                0.74%
Residential real estate                                           199                  3.4%                0.04%
Consumer loans                                                  1,187                 20.2%                0.23%
Leases                                                            115                  2.0%                0.02%
General allowance                                                 603                 10.3%                0.12%
                                                              -------              -------               ------

Total allowance for loan and lease losses                    $  5,864                100.0%                1.15%
                                                              =======              =======               ======


                                                                                   December 31, 2002
                                                            --------------------------------------------------------
                                                              Allowance
                                                               for Loan             Percent of          Percent of
(Dollars in thousands)                                          Losses              Allowance           Total Loans
                                                             ------------           ---------           -----------

Commercial loans                                             $  4,454                 71.5%                1.00%
Residential real estate                                           105                  1.7%                0.02%
Consumer loans                                                  1,403                 22.5%                0.31%
Leases                                                            185                  3.0%                0.04%
General allowance                                                  83                  1.3%                0.02%
                                                              -------              -------               ------

Total allowance for loan and lease losses                    $  6,230                100.0%                1.39%
                                                              =======              =======               ======


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                                December 31
(Dollars in thousands)                                     -----------------------------------------------------
                                                              2003       2002        2001       2000       1999
                                                            -------    -------    --------   --------   --------

Balance at beginning of year                               $  6,230   $  6,344    $  6,609   $  6,261   $  5,877
                                                            -------    -------     -------    -------    -------

Provision charged to operating expense                        2,519      2,231       2,929        876        799
                                                            -------    -------     -------    -------    -------

Recoveries of loans previously charged off
   Commercial loans                                             175        274          76         26         81
   Real estate - mortgages                                        9         -           -          59          -
   Consumer loans                                                28         51         114         49         97

Lease financing receivables                                       2           -          8          -          -
                                                            -------    ---------   -------    -------    -------

   Total recoveries                                             214        325         198        134        178
                                                            -------    -------     -------    -------    -------

Loan charge-offs
   Commercial loans                                          (1,044)      (841)     (2,173)       (37)       (38)

   Real estate - mortgages                                     (545)    (1,265)       (955)      (161)       (67)

   Consumer loans                                              (261)      (216)       (256)      (440)      (488)

   Lease financing receivables                               (1,248)      (348)         (8)       (24)         -
                                                            -------    -------     -------    --------   -------

         Total charge-offs                                   (3,099)    (2,670)     (3,392)      (662)      (593)
                                                            =======    =======     =======    =======    =======

Net loan charge-offs                                         (2,885)    (2,345)     (3,194)      (528)      (415)
                                                            -------    -------     -------    -------    -------

Balance at end of year                                     $  5,864   $  6,230    $  6,344   $  6,609   $  6,261
                                                            =======    =======     =======    =======    =======

Year-end loans outstanding                                 $511,249   $447,682    $448,110   $406,889   $354,338

Average loans outstanding                                  $470,413   $442,613    $419,984   $378,211   $331,966

Allowance for possible loan losses as
   a percentage of year-end loans
   outstanding                                                1.15%      1.39%       1.42%      1.62%       1.77%

Ratio of net charge-offs to average
   loans outstanding                                          0.61%      0.53%       0.76%      0.14%       0.13%

     Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Non-performing loans reduce the Corporation's earnings because interest income is not earned on such assets. Management continues to take steps to reduce levels and correct and control current and future credit quality issues. The Credit Administration Department assists Management in improving the components of the allowance of loans and lease losses including the provision for loan and lease losses, recoveries, and charged-off loans. Please see the "Non-Interest Income" section for information regarding gains on the sale of OREO. The following chart represents detailed information regarding non-performing loans:

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                         NON-PERFORMING LOANS AND ASSETS

                                                                          December 31
                                                 -----------------------------------------------------------------
(Dollars in thousands)                               2003           2002        2001        2000            1999
                                                   --------      ---------    --------    --------       --------

Past due over 90 days and still accruing         $     597     $     321    $     174    $     134      $    175
Non-accrual loans and leases                         3,093         5,216        7,630        1,364         1,207
                                                  --------      --------     --------     --------       -------
Total non-performing loans and leases                3,690         5,537        7,804        1,498         1,382

Other real estate owned ("OREO")                       965           368          831          803           470
                                                  --------      --------     --------     --------       --------

Total non-performing assets                      $   4,655     $   5,905    $   8,635    $   2,301      $  1,852
                                                  ========      ========     ========     ========       =======

Interest income which would
  have been recorded                             $     348     $     448    $     308    $      76      $      89

Interest income that was
  received from customer                               (46)         (234)          --          (17)            --
                                                  --------      --------     --------     --------       --------

Total contractual interest
  for nonaccruing loans
  and leases not collected                       $     302     $     214    $     308    $      59      $      89
                                                  ========      ========     ========     ========       ========

Non-performing loans as a
   percentage of total loans and leases              0.72%         1.24%        1.74%        0.37%         0.39%

Allowance for loan losses
   as a percentage of non-performing
   loans and leases                                158.92%       112.52%       81.29%      441.19%       453.04%

Non-performing assets as a percentage
   of total loans and leases and other real
   estate owned                                      0.91%         1.32%        1.92%        0.56%         0.52%

Allowance for loan and lease losses as a
   percentage of non-performing
   assets                                          125.97%       105.50%       73.47%       287.22%      338.07%

(1) Generally the Bank places a loan in nonaccrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

     The above ratios indicate the allowance for loan losses as a percentage of non-performing loans and assets exceeds the principal balances of all non-performing loans and leases at December 31, 2003. Management believes that the allowance for loan and lease losses is adequate based on its current assessment of probable estimated losses. OREO represents residential and commercial real estate owned by the Corporation following default by borrowers that has been written down to estimated realizable value (net of estimated disposal costs) based on professional appraisals. The Credit Administration
Department has assisted in reducing loans past due over 90 days and still accruing, non-accrual loans, and OREO.

     Management is not aware of any loans or leases other than those included in these tables and mentioned in this section as well as the Asset Quality and Allowance for Loan and Lease Losses section that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency ("OCC"). Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At December 31, 2003, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements and were considered "well capitalized", as defined in the regulations issued pursuant to the FDIC Improvement Act of 1994. The Corporation's and Bank's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


                                                                 December 31
RISK-BASED                                        --------------------------------------           "Well Capitalized"
CAPITAL RATIOS                                        2003         2002          2001               Requirements
--------------                                    ------------ ------------  -----------            -----------------

    Corporation
    -----------
Leverage Ratio                                       9.71%        8.29%         7.65%                   N/A
Tier I Capital Ratio                                12.01%       10.83%         9.50%                   N/A
Total Risk-Based Capital Ratio                      13.07%       12.08%        10.75%                   N/A

      Bank
      ----
Leverage Ratio                                       8.68%        8.05%         7.42%                  5.00%
Tier I Capital Ratio                                10.72%       10.53%         9.22%                  6.00%
Total Risk-Based Capital Ratio                      11.79%       11.78%        10.47%                 10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Corporation.

                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003:

(Dollars in thousands)                               2008           2007        2006        2005            2004
                                                   --------      ---------    --------    --------       ---------

Minimum annual rentals on noncancellable          $    348      $    348      $   348     $    328      $    328
  operating leases
Remaining contractual maturities of time
  deposits                                          11,751         3,107        5,049       16,385        74,860
Loan commitments                   -                     -             -            -      122,853
Long-term borrowed funds      19,566                16,966           316          297          278
Guaranteed preferred beneficial interests in
  Corporation's subordinated debentures                  -             -            -            -             -
Standby letter of credit                                 -             -            -            -        15,548
                                                   -------       -------       ------      -------       -------

Total                                             $ 31,665      $ 20,151      $ 5,713     $ 17,010      $199,867
                                                   =======       =======       ======      =======       =======

The Corporation had no capital leases at December 31, 2003

                        BRANCHING AND TECHNOLOGY PROJECTS

     The Corporation is reviewing its branch expansion options including development of new branch locations and / or the purchase of branches or deposits from other financial institutions. During 2003, the Corporation opened its sixteenth and seventeenth branch locations, along with a new Customer Contact Center. The Corporation continues to utilize technology as a means to improve service, remain competitive and to reduce operating costs.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

              DESCRIPTION OF CAPITAL STOCK AND MARKET INFORMATION

     The authorized capital stock of the Corporation consists of 10,000,000 shares of common stock, par value $1.00 per share, of which 4,516,552 and 4,429,464 shares were outstanding (net of shares held in Treasury) at the end of 2003 and 2002, respectively. The Corporation's common stock is publicly traded over the counter under the symbol "FCEC". Trading is sporadic. The following table shows the range of high and low bid prices for the stock based upon transactions reported for each quarter respectively.

                                                                                  Bid Prices
                                                                                  ----------
                                                                      2003                          2002
                                                                      ----                          ----
         Quarter Ended                                         High           Low              High          Low
         -------------                                         ----           ---              ----          ---
         First                                                $18.75          $16.65          $15.15        $14.61

         Second                                               $19.10          $18.25          $15.96        $14.98

         Third                                                $21.50          $20.25          $15.02        $13.45

         Fourth                                               $25.05          $24.55          $17.50        $14.18

                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

     The  FASB  issued  SFAS  No.  147,   "Acquisitions  of  Certain   Financial
Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9", which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Corporation's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". SFAS No. 148 amends SFAS 123 Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was adopted by the Corporation for the fiscal year ending December 31, 2002 and for the interim periods beginning March 31, 2003. The adoption of SFAS No. 148 did not have a material impact on the Corporation's financial position or results of operations.

     The Corporation adopted FASB 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", on July 1, 2003. FASB 149 clarifies and amends FASB 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends FASB 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Corporation periodically enters into commitments with its customers, which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Corporation's financial position or results of operations.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 modifies the accounting for certain financial instruments that issuers previously could account for as equity. Under SFAS 150, certain instruments with characteristics of both liabilities and equity must be classified as liabilities in the balance sheets, with the corresponding payment to holders of the instruments recognized as a component of interest expense. The adoption of this standard had no impact on the financial position or results of operations of the Corporation as the Corporation's Trust Preferred Securities (referred to as "guaranteed preferred beneficial interests in subordinated debentures") were previously classified as liabilities within the balance sheets and recorded as interest expense within the statements of income.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes related to an underlying asset, liability or equity security of the guaranteed party. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified subsequent to December 31, 2002. FIN 45 also expands the disclosures to be made by guarantors, effective as of December 31, 2002, to include the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee. The disclosure requirements of FIN 45 are included in the notes to the financial statements.

     The Corporation adopted EITF 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments", as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in the notes to the financial statements.

     In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Corporation will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Corporation recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from growth to our existing deposit base, new deposits, Federal Home Loan Bank ("FHLB"), and cash flow from the investment and loan portfolios. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest-bearing demand deposit accounts and other deposit sources are highlighted in the following table:


                                DEPOSIT ANALYSIS
     (Dollars in thousands)
                                                 2003                      2002                      2001
                                         ---------------------     ----------------------    ---------------------
                                         Average     Effective     Average      Effective    Average     Effective
         DEPOSIT TYPE                    Balance       Yield       Balance         Yield     Balance        Yield
         ------------                    -------     ---------     -------      ---------    -------     ---------

     NOW                                 $ 88,518        0.19%     $ 79,587        0.38%   $  71,034         1.13%
     Money Market                          26,051        0.70%       25,430        1.37%      22,490         2.37%
     Statement Savings                     63,032        0.77%       53,754        1.44%      47,077         2.53%
     Other Savings                          1,522        0.79%        1,567        1.34%       1,758         2.39%
     CD's Less than $100,000               96,773        2.93%      109,362        4.18%     117,282         5.73%
                                          -------                   -------                  -------

     Total Core Deposits                  275,896        1.33%      269,700        2.23%     259,641         3.58%

     Non-Interest-Bearing
       Demand Deposits                    107,334          --        97,266          --       88,923           --
                                          -------                  --------                 --------

     Subtotal                             383,230        0.96%      366,966        1.64%     348,564         2.67%

     Tiered Savings                       159,220        1.04%      132,108        1.84%      97,641         3.38%
     CD's Greater than $100,000            22,365        2.48%       25,644        3.52%      29,734         5.36%
                                         --------                  --------                   ------

     Total Deposits                      $564,815                  $524,718                 $475,939
                                          =======                   =======                  =======

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 2003

                                 Due Within        Over 3 Months         Over 6 Months         Due Over
     (Dollars in thousands)      3 Months         Through 6 Months      Through 12 Months      12 Months       Total
                               -----------        ----------------      -----------------      ---------       -----

     Certificates of Deposit
         $100,000 or more        $ 2,886             $ 3,050                 $ 4,607             $10,803      $ 21,346

     The Corporation utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits and in funding asset growth. The Corporation may utilize these funding sources to better match its assets that are subject to longer term repricing (i.e., between one and five years). The Bank, as a member of the FHLB, maintains several credit facilities (overnight lines of credit, amortizing and non-amortizing fixed rate term and variable rate term advances with FHLB). As of December 31, 2003, the amount outstanding under the Bank's line of credit with the FHLB was $0.

     FHLB borrowings totaled $40.5 million compared to $22.7 million at December 31, 2002. During 2003 and 2002, average FHLB advances were approximately $33.2 million and $24.0 million, respectively and consisted of short and long term advances representing a combination of maturities. The average interest rate for 2003 and 2002 on these advances was approximately 2.9% and 4.9%, respectively.
The Bank currently has a maximum borrowing capacity with the FHLB of approximately $139.8 million.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity of its "gap position" within one year is a negative $228,727 million or 33.2% of total assets at December 31, 2003, compared with a negative $143,494 million or 22.4% of total assets at the end of 2002. The Corporation's gap position is just one tool used to evaluate interest rate risk and the stability of net interest margins. The data in the following chart represents the gap position at a specific point in time and may not be indicative of future gap positions. Another tool that Management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.


              INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 2003

(Dollars in thousands)                   Within         Through            Five       Non-Rate
                                        One Year       Five Years         Years       Sensitive          Total
                                       ---------       ----------       ----------    ----------      ----------

ASSETS
    Federal funds sold                 $   2,500       $     -           $     -        $     -       $    2,500
    Investment securities                 25,448          40,434            64,847            -          130,729
    Interest bearing deposits in banks       374             -                 -              -              374
    Loans and leases                     188,115         241,771            81,363         (5,864)       505,385
    Cash and due from banks                  -               -                 -           28,509         28,509
    Premises & equipment                     -               -                 -           13,168         13,168
    Other assets                             -               -                 -            8,545          8,545
                                        --------        --------          --------       --------      ---------

    Total assets                       $ 216,437       $ 282,205         $ 146,210      $  44,358     $  689,210
                                        ========        ========          ========       ========      =========

LIABILITIES AND CAPITAL
    Non-interest-bearing deposits$           -  $            -     $           -        $ 114,307     $  114,307
    Interest bearing deposits            428,268          27,860             6,879            -          463,007
    Guaranteed Preferred Securities       15,000             -                 -              -           15,000
    FHLB advances and other
      borrowings                           1,810          36,925             1,808            -           40,543
    Other liabilities                         86             -               4,517            -            4,603
    Capital                                  -               -                 -           51,750         51,750
                                        --------        --------          --------       --------      ---------

    Total liabilities and capital      $ 445,164       $  64,785         $  13,204      $ 166,057     $  689,210
                                        ========        ========          ========       ========      =========

    Net interest rate sensitivity gap  $(228,727)      $ 217,420         $ 133,006      $(121,699)$           -
                                        ========        ========          ========       ========      ==========

    Cumulative interest rate
       sensitivity gap                 $(228,727)      $ (11,307)        $ 121,699      $     -       $       -
                                        ========        ========          ========       ========      ==========

    Cumulative interest rate
       sensitivity gap divided
       by total assets                    (33.2%)          (1.6%)            17.7%
                                        ========        ========          ========

     The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. The Corporation's Asset Liability Management Policy requires quarterly calculation of the effects of changes in interest rates on net interest income. The table below summarizes estimated changes in net interest income over the twelve-month period ending December 31, 2004 under alternative interest rate scenarios. The change in interest rates was modeled to simulate the affect of a proportional shift in asset and liability ratios (rate ramp). The prime rate as reported in the Wall Street Journal as of December 31, 2003 of 4.00% is used as the "driver rate" in these simulations.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           (Dollars in thousands)

                Change in                    Net                   Dollar               Percent
              Interest Rates            Interest Income            Change               Change
              --------------            ---------------            ------               ------

           +200 Basis Points             $  32,011                $  1,622               5.34%
           +100 Basis Points                31,196                     807               2.66
           Flat Rate                        30,389                     -                    -
           -100 Basis Points                29,787                    (602)             (1.98)
           -200 Basis Points                29,212                  (1,777)             (3.87)

     Management believes that the assumptions utilized in evaluating the vulnerability of the Corporation's net interest income to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Corporation's assets and liabilities, as well as the estimated effect of changes in interest rates on net interest income, could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

     In the event the Corporation should experience a mismatch in its desired gap position or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates, it has a number of options which it could utilize to remedy such a mismatch. The Corporation could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also promote loan products with appropriate maturities or repricing attributes. The Corporation could also solicit deposits or search for borrowings with more desirable maturities. However, market circumstances might make execution of these strategies cost prohibitive or unattainable.

     The nature of the Corporation's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At December 31, 2003, the Corporation did not have any hedging transactions in place such as interest rate swaps, caps or floors.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
First Chester County Corporation


     We have audited the accompanying consolidated balance sheets of First Chester County Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chester County Corporation as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





Grant Thornton LLP
Philadelphia, Pennsylvania
January 26, 2004

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                                                         December 31
                                                                                      ----------------------------
                                                                                          2003              2002
                                                                                      ----------        ----------

ASSETS
    Cash and due from banks                                                            $  28,509         $  31,777
    Federal funds sold and other overnight investments                                     2,500            17,000
    Interest bearing deposits                                                                374                90
                                                                                        --------          --------

                Total cash and cash equivalents                                           31,383            48,867
                                                                                        --------          --------

    Investment securities held-to-maturity (fair value of $20
        and $34 in 2003 and 2002, respectively)                                               19                31

    Investment securities available-for-sale, at fair value                              130,710           128,344

    Loans and leases                                                                     511,249           447,682
    Less allowance for possible loan and lease losses                                     (5,864)           (6,230)
                                                                                        --------          --------

                Net loans                                                                505,385           441,452

    Premises and equipment, net                                                           13,168            13,944
    Other assets                                                                           8,545             7,372
                                                                                        --------          --------

                Total assets                                                           $ 689,210         $ 640,010
                                                                                        ========          ========

LIABILITIES
    Deposits
        Non-interest-bearing                                                           $ 114,307         $ 109,012
        Interest-bearing (including certificates of deposit over $100 of
          $21,346 and $22,845 - 2003 and 2002, respectively)                             463,007           449,726
                                                                                        --------          --------

                Total deposits                                                           577,314           558,738

    Federal Home Loan Bank advances and other borrowings                                  40,543            22,678
    Guaranteed preferred beneficial interest in Corporation's subordinated
        debentures                                                                        15,000             5,000
    Other liabilities                                                                      4,603             4,982
                                                                                        --------          --------

                Total liabilities                                                        637,460           591,398
                                                                                        --------          --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        Outstanding 4,799,666 at December 31, 2003 and December 31, 2002                   4,800             4,800
    Additional paid-in capital                                                             1,877               860
    Retained earnings                                                                     50,116            46,746
    Accumulated other comprehensive income                                                   307             1,378
    Treasury stock, at cost: 2003 - 283,144 and 2002 - 370,202                            (5,350)           (5,172)
                                                                                        --------          --------

                Total stockholders' equity                                                51,750            48,612
                                                                                        --------          --------

                Total liabilities and stockholders' equity                             $ 689,210         $ 640,010
                                                                                        ========          ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share)                                                      Years ended December 31
                                                                                   ---------------------------------------
                                                                                       2003          2002           2001
                                                                                   ----------      ---------     ---------

INTEREST INCOME

    Loans and leases, including fees                                               $   28,724      $  31,837     $  33,609
    Investment securities                                                               4,595          4,881         5,114
    Federal funds sold and other overnight investments                                    211            378           257
    Deposits in banks                                                                       3              5             5
                                                                                    ---------       --------      --------
             Total interest income                                                     33,533         37,101        38,985
                                                                                    ---------       --------      --------
INTEREST EXPENSE

    Deposits                                                                            5,887          9,348        14,182
    Securities sold under repurchase agreements                                             3             23            96
    Guaranteed preferred beneficial interest in Corporation's subordinated
        Debentures                                                                        312            136            -
    Federal Home Loan Bank advances and other borrowings                                  952          1,166         1,308
                                                                                    ---------       --------      --------
             Total interest expense                                                     7,154         10,673        15,586
                                                                                    ---------       --------      --------
             Net interest income                                                       26,379         26,428        23,399
PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES                                            2,519          2,231         2,929
                                                                                    ---------       --------      --------
             Net interest income after provision for possible loan and lease losses    23,860         24,197        20,470
                                                                                    ---------       --------      --------
NON-INTEREST INCOME

    Trust and Investment Services                                                       3,277          3,179         2,919
    Service charges on deposit accounts                                                 2,021          1,886         1,474
    Investment securities gains, net                                                      410            212           180
    Operating lease rental income                                                         867            750           212
    Gains on the sale of fixed assets and OREO                                          1,012            438            93
    Gains and fees on the sale of residential mortgages                                 1,019            722           265
    Gains on the sale of credit card portfolio                                            306              -             -
    Proceeds from life insurance                                                          422              -             -
    Other                                                                               2,172          1,967         1,495
                                                                                    ---------       --------      --------
             Total non-interest income                                                 11,506          9,154         6,638
                                                                                    ---------       --------      --------
NON-INTEREST EXPENSE

    Salaries and employee benefits                                                     14,971         13,897        12,281
    Occupancy, equipment, and data processing                                           5,476          4,936         4,242
    Depreciation expense on operating leases                                              691            667           162
    FDIC deposit insurance                                                                 88             86            86
    Bank shares tax                                                                       493            480           482
    Professional services                                                               1,162          1,142         1,153
    Other                                                                               4,519          3,997         4,009
                                                                                    ---------       --------      --------
             Total non-interest expense                                                27,400         25,205        22,415
                                                                                    ---------       --------      --------

             Income before income taxes                                                 7,966          8,146         4,693

INCOME TAXES                                                                            2,161          2,444         1,361
                                                                                    ---------       --------
NET INCOME                                                                          $   5,805      $   5,702     $   3,332
                                                                                    =========       ========
PER SHARE
    Basic earnings per common share                                                 $    1.30      $    1.29     $    0.75
                                                                                     ========       ========      ========
    Diluted earnings per common share                                               $    1.26      $    1.28     $    0.74
                                                                                     ========       ========      ========
    Dividends declared                                                              $  0.5425      $  0.5250     $  0.5200
                                                                                     ========       ========      ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                             Accumulated
                                                      Additional               Other                                  Total
                                     Common Stock     Paid-in     Retained  Comprehensive  Treasury Comprehensive  Stockholders'
(Dollars in thousands)           Shares     Par Value Capital     Earnings      Income       Stock      Income        Equity
----------------------           ------     --------- ----------  --------  -------------  -- ----- -------------  -------------


Balance at January 1, 2001       4,799,666  $  4,800   $  610     $ 42,353    $     (759)  $  (3,992)    $     -      $ 43,012

    Net income                           -         -        -        3,332             -           -       3,332         3,332
    Cash dividends declared              -         -        -       (2,318)            -           -           -        (2,318)
    Other Comprehensive Income
       Net unrealized gains on
         investment securities
         available-for-sale              -         -        -            -           843           -         843           843
    Treasury stock transactions          -         -      163            -             -      (1,193)          -        (1,030)
                                 ---------    ------    -----      -------     ---------    --------      ------       -------
    Comprehensive Income                                                                   $   4,175
                                                                                            ========

Balance at December 31, 2001     4,799,666   $ 4,800   $  773     $ 43,367    $       84   $  (5,185)    $     -      $ 43,839

    Net income                           -         -        -        5,702             -           -       5,702         5,702
    Cash dividends declared              -         -        -       (2,323)            -           -           -        (2,323)
    Other Comprehensive Income
       Net unrealized gains on
       investment securities
       available-for-sale                -         -        -            -         1,294           -       1,294         1,294
    Treasury stock transactions          -         -       87            -             -          13           -           100
                                 ---------    ------    -----      -------     ---------    --------      ------       -------
    Comprehensive Income                                                                                   6,996
                                                                                                          ======

Balance at December 31, 2002     4,799,666  $  4,800   $   860    $ 46,746    $    1,378   $  (5,172)    $     -      $ 48,612

    Net income                           -         -         -       5,805             -           -       5,805         5,805
    Cash dividends declared              -         -         -      (2,434)            -           -           -        (2,434)
    Other Comprehensive Income
       Net unrealized(losses)
       gains oninvestment
       securities available-
       for-sale                          -         -         -           -       (1,072)           -      (1,072)       (1,072)
    Treasury stock transactions          -         -     1,017           -            -         (178)          -           839
                                 ---------    ------    -----      -------     ---------    --------      ------       -------
    Comprehensive Income                                                                                 $ 4,733
                                                                                                          ======

Balance at December 31, 2003     4,799,666  $  4,800   $ 1,877   $  50,117    $     306    $  (5,350)    $      -     $ 51,750
                                 =========   =======    ======    ========     ========       ======      =======      =======








The accompanying notes are an integral part of these statements

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                                                Years ended December 31
                                                                            --------------------------------------
                                                                                2003          2002          2001
                                                                            ----------     ----------     --------

OPERATING ACTIVITIES
    Net income                                                              $   5,805    $    5,702      $   3,332
    Adjustments to reconcile net income to net
           cash provided by operating activities
        Depreciation                                                            2,744         2,629          1,851
        Provision for loan losses                                               2,519         2,231          2,929
        Amortization of investment security
           premiums and accretion of discounts, net                             1,812           697            361
        Amortization of deferred loan fees                                       (234)          298           (379)
        Investment securities (gains) losses, net                                (410)         (212)          (180)
        (Increase) decrease in other assets                                      (620)          (31)           233
        Increase (decrease) in other liabilities                                 (379)         (166)        (1,130)
                                                                             --------     ---------       --------

                Net cash provided by operating activities                      11,237        11,148          7,017
                                                                             --------     ---------       --------

INVESTING ACTIVITIES
    Net increase in loans                                                     (64,668)         (109)       (44,036)
    Proceeds from sales of investment securities available-for-sale            17,736        17,863         39,981
    Proceeds from maturities of investment securities available-for-sale       71,242        37,579         21,031
    Proceeds from maturities of investment securities held-to-maturity              1           510          1,679
    Purchase of investment securities available-for-sale                      (95,909)     (104,217)       (48,139)
    Purchase of premises and equipment, net                                    (1,968)         (989)        (7,871)
                                                                             --------     ---------       --------

                Net cash used in investing activities                         (73,566)      (49,363)       (37,355)
                                                                             --------     ---------       --------

FINANCING ACTIVITIES
    Proceeds (repayments) from FHLB advances and
      other short term borrowings                                                 849       (22,500)        22,500
    Proceeds (repayments) from FHLB
      advances and other long term borrowings                                  17,015        13,427        (17,906)
    Increase in deposits                                                       18,576        59,913         27,335
    (Decrease) increase in securities sold under repurchase agreements              -        (4,769)         2,017
    Cash dividends paid                                                        (2,434)       (2,323)        (2,318)
    Proceeds from issuance of guaranteed preferred beneficial interest
      in Corporation's subordinated debentures                                 10,000         5,000             -
    Net increase (decrease) in Treasury Stock                                     839           101         (1,030)
                                                                             --------     ---------       --------

                Net cash provided by financing activities                      44,845        48,849         30,598
                                                                             --------     ---------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (17,484)       10,634            260

Cash and cash equivalents at beginning of year                                 48,867        38,233         37,973
                                                                             --------     ---------       --------

Cash and cash equivalents at end of year                                    $  31,383    $   48,867      $  38,233
                                                                             ========     =========       ========



The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Chester County Corporation (the "Corporation"), through its wholly-owned subsidiary, First National Bank of Chester County (the "Bank"), has been serving the residents and businesses of Chester County, Pennsylvania, since 1863. The Bank is a locally managed community bank providing loan, deposit, cash management and trust services from its seventeen branch locations. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, Internet banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund insurance and brokerage companies.

     The Corporation and the Bank, and their wholly-owned subsidiaries FNB Property Management, LLC, First National Insurance Services, LLC, and Turks Head Properties, Inc., First Chester County Capital Trust I, and First Chester County Capital Trust II are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Corporation and the Bank for adherence to laws and regulations.

     1. Basis of Financial Statement Presentation

     The accounting policies followed by the Corporation and its wholly-owned subsidiaries conform to generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank, Turks Head Properties, Turks Head II, First National Bank Investment Services, and FNB Properties. All significant intercompany transactions have been eliminated.

     In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan and lease losses includes an analysis of the individual loans and leases and overall risk characteristics and size of the different loan and lease portfolios, and takes  into  consideration  current  economic  and market  conditions,  the capability of specific borrowers to pay specific loan and lease obligations, as well as current loan collateral values. However, actual losses on specific loans and leases, which also are encompassed in the analysis, may vary from estimated losses.

     Statement of Financial Accounting Standards (SFAS) 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of a segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     The Corporation has one reportable segment, "Community Banking." All of the Corporation's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Corporation as one operating segment or unit.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated with their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Management has determined that First Chester County Capital Trust I ("Trust I") and First Chester County Capital Trust II ("Trust II"; Trust I and Trust II, collectively, the "Trusts") each qualify as variable interest entities under FIN 46. Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I holds, as its sole asset, subordinated debentures issued by the Corporation in 2002. Trust II holds, as its sole asset, subordinated debentures issued by the Corporation in 2003. Trust I is included in the Corporation's consolidated balance sheet and statements of income for 2002 and 2003, and Trust II is included in the Corporation's consolidated balance sheet and statement of income for 2003. The Corporation has evaluated the impact of FIN 46 and concluded it should continue to consolidate the Trusts' financial statements with the Corporation's financial statements as of December 31, 2003, in part, due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

     Subsequent   to  the  issuance  of  FIN  46,  the  FASB  issued  a  revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Corporation plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require the Corporation to deconsolidate the Trusts. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Corporation has the right to a majority of the Trusts' expected residual returns. Accordingly, the Corporation will deconsolidate the Trusts at the end of the first quarter, which will result in an increase in outstanding debt by $15.10 million. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trusts based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as the Trusts become available, Management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

     2. Financial Instruments

     The Corporation follows SFAS 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, and deposits and borrowings.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     3. Investment Securities

     The Corporation follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Corporation does not engage in security trading, the balance of its debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income.

     The Corporation adopted Emerging Issues Task Force (EITF) 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities that is impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

     The Corporation adopted the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," as amended by SFAS 138 on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation did not have any derivative instruments at December 31, 2003, 2002, and 2001.

     4. Loans and Leases and Allowance for Loan and Lease Losses

     Loans and leases that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan and lease principal considered to be uncollectible by management is charged against the allowance for loan and lease losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio, the evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan and lease total amounts. Loss estimates for specified problem loans and leases are also detailed. Interest on loans and leases is accrued and credited to operations based upon the principal amount outstanding. Certain origination and commitment fees and related direct loan or lease origination costs are deferred and amortized over the contractual life of the related loans and leases, resulting in an adjustment of the related loan's yield. Accrual of interest is discontinued on a loan when management believes that the borrower's financial condition is such that collection of interest and principal is doubtful. Upon such discontinuance, all unpaid accrued interest is reversed. The determination of the allowance for loan and lease losses is based upon the character of the loan and lease portfolio, current economic conditions, loss experience, and other relevant factors, which, in management's judgment, deserve recognition in estimating possible losses.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     The Corporation accounts for impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 114 requires loan impairment to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price or the fair value of the collateral if the loan is collateral dependent. If it is probable that a creditor will foreclose on a property, the creditor must measure impairment based on the fair value of the collateral. SFAS 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

     Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses and unamortized fees on sales of residential mortgage loans are included in non-interest income.

     The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral.

     The Corporation adopted FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of FIN 45, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has issued financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in underlying agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record an initial liability, other than the fees received for these letters of credit, unless it became probable that the Corporation would have to perform under the letter of credit. Under FIN 45, the Corporation will record a liability equal to the initial fair value of the liability for the letters of credit. The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amounts of future payments of letters of credit outstanding as of December 31, 2003 were $10.7 million, and they expire through March 31, 2019. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the letter of credit, which varies depending on the customer. The adoption of the provisions of FIN 45 is not expected to have a material impact on the financial condition or results of operation of the Corporation.

     The Corporation follows the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 102, SAB 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with United States GAAP. The adoption of SAB 102 did not to have a material impact on the Company's financial position or results of operations.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     5. Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Assets are depreciated over their estimated useful lives, principally by the straight-line method.

     The Corporation adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

     6. Contributions

     The Corporation accounts for contributions in accordance with SFAS 116, "Accounting for Contributions Received and Contributions Made." SFAS 116 specifies that contributions made by the Corporation be recognized as expenses in the period made and as decreases of assets or increases of liabilities depending on the form of the benefits given. In accordance with SFAS 116, the Corporation incurred contribution expenses relating to long-term commitments to local not-for-profit organizations of $94 thousand, $90 thousand and $78 thousand during 2003, 2002 and 2001, respectively.

     7. Income Taxes

     The Corporation accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense and benefits are the result of changes in deferred tax assets and liabilities.

     8. Employee Benefit Plans

     The Corporation has certain employee benefit plans covering eligible employees. The Bank accrues such costs as earned by the employee.

     9. Stock Based Compensation Plan

     At December 31, 2003, the Corporation had one stock-based compensation plan. See Note M for additional disclosures regarding this plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     The Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

     The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                              2003              2002          2001
                                                                           ---------         ---------      --------

    Net income (in thousands)       As reported                            $  5,805         $   5,702       $  3,332
    Stock-based compensation
      costs determined under fair
      value method for all awards                                               132               300            310
                                                                            -------          --------        -------

                                    Pro forma                              $  5,673         $   5,402       $  3,023
                                                                            =======          ========        =======
    Earnings per share (Basic)      As reported                            $   1.30         $    1.29       $   0.75
                                    Pro forma                              $   1.27         $    1.22       $   0.68
    Earnings per share (Diluted)    As reported                            $   1.26         $    1.28       $   0.74
                                    Pro forma                              $   1.23         $    1.21       $   0.67


     The fair value of the options granted in 2003, 2002 and 2001 was $0, $595, and $576 thousand, respectively. There were no grants in 2003.

     The fair value of an option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: dividend yield of 2.73% and 3.50%; expected volatility of 0.93 and 0.91; risk-free interest rate of 2.22% and 3.50%; and an expected life of 2.83 years for 2002 and 2.84 years for 2001.

     10. Trust and Investment Services Division Assets and Income

     Assets held by the Corporation in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Bank or Corporation. Operating income and expenses of the Trust and Investment Services Division are included under their respective captions in the accompanying consolidated statements of income and are recorded on the accrual basis.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     11. Earnings per Share and Stockholders' Equity

     The Corporation follows the provisions of SFAS 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share (EPS) and requires presentations of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. All per share data has been retroactively adjusted for stock splits and stock dividends.

     12. Cash Flow Information

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments. Generally, federal funds are purchased and sold for one-day periods. Cash paid during the years ended December 31, 2003, 2002, and 2001 for interest was $7.6 million, $11.7 million, and $16.1 million, respectively. Cash paid during the years ended December 31, 2003, 2002, and 2001 for income taxes was $1.9 million, $2.6 million, and $1.8 million, respectively.

     13. Reporting Comprehensive Income

     The  Corporation   follows  the  provisions  of  SFAS  130,  "Reporting  of
     Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. Total comprehensive income is the sum of other comprehensive income (loss) and net income.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

                                                                            December 31, 2003
                                                                            -----------------
    (Dollars in thousands)                                  Before                  Tax             Net of
                                                              Tax               (Expense)            Tax
                                                            Amount               Benefit           Amount
                                                            ------            ---------------      ----------

    Unrealized holding gains (losses) arising during
     the period                                            $ (1,214)            $    413           $    (801)
    Reclassification adjustment
         for gains realized in net income                       410                 (139)                271
                                                            -------              -------            --------

    Other comprehensive loss                               $ (1,624)            $    552           $  (1,072)
                                                            =======              =======            ========

                                                                            December 31, 2002
                                                                            -----------------

    (Dollars in thousands)                                  Before                  Tax              Net of
                                                              Tax               (Expense)              Tax
                                                            Amount               Benefit             Amount
                                                            ------               -------             ------

    Unrealized holding gains arising during the period     $  2,172             $   (738)           $  1,434
    Reclassification adjustment
         for gains realized in net income                       212                  (72)                140
                                                            -------              -------             -------

    Other comprehensive income                             $  1,960             $   (666)           $  1,294
                                                            =======              =======             =======

                                                                            December 31, 2001
                                                                            -----------------

    (Dollars in thousands)                                  Before                  Tax              Net of
                                                              Tax               (Expense)              Tax
                                                            Amount               Benefit             Amount
                                                            ------               -------             ------

    Unrealized holding gains arising during the period     $  1,459             $   (496)           $    963
    Reclassification adjustment
         for losses realized in net income                      180                  (60)                120
                                                            -------               ------             -------

    Other comprehensive income                             $  1,279             $   (436)           $    843
                                                            =======               ======             =======

     14. Advertising Costs

     The Bank  expenses  advertising  costs as  incurred.

     15. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES

     The amortized  cost,  gross  unrealized  gains and losses,  and fair market
     value  of  the  Corporation's   available-for-sale   and   held-to-maturity
     securities at December 31, 2003 and 2002 are summarized as follows:


                                              Held-to-Maturity                            Available-for-Sale
                              ------------------------------------------  -------------------------------------------

    (Dollars in thousands)                Gross      Gross                             Gross       Gross
     2003                     Amortized Unrealized Unrealized   Fair      Amortized  Unrealized  Unrealized   Fair
     ----                        Cost     Gains      Losses     Value        Cost      Gains       Losses     Value
                                 ----     -----      ------     -----        ----      -----       ------     -----

    U.S. Treasury              $      -   $      -   $       -  $      -   $  2,498   $     63     $     -   $  2,561
    U.S. Government agency            -          -           -         -     10,821          5        (112)    10,714
    Mortgage-backed securities        4          -           -         4     69,821        636        (422)    70,035
    State and municipal              15          1           -        16     25,815        178        (152)    25,841
    Corporate securities              -          -           -         -     12,893        476        (188)    13,181
    Corporate CMO's                   -          -           -         -        119          -          (1)       118
    Asset-backed securities           -          -           -         -      2,692          3         (29)     2,666
    Mutual funds                      -          -           -         -        863          -         (62)       801
    Other equity securities           -          -           -         -      4,724         69           -      4,793
                                -------    -------    --------   -------    -------    -------      ------    -------

                               $     19   $      1   $       -  $     20   $130,246   $  1,430     $  (966)  $130,710
                                =======    =======    ========   =======    =======    =======      ======    =======

    (Dollars in thousands)                Gross      Gross                             Gross       Gross
     2003                     Amortized Unrealized Unrealized   Fair      Amortized  Unrealized  Unrealized    Fair
     ----                        Cost     Gains      Losses     Value        Cost      Gains       Losses      Value
                                 ----     -----      ------     -----        ----      -----       ------      -----

    U.S. Treasury              $      -  $       -  $       -   $     -    $ 4,498    $   132     $     -    $  4,630
    U.S. Government agency            -          -           -         -     32,262        212        (206)    32,268
    Mortgage-backed securities       16          1           -        17     64,953      1,336         (23)    66,266
    State and municipal              15          2           -        17      2,179         44           -      2,223
    Corporate securities              -          -           -         -     13,083        632         (65)    13,650
    Corporate CMO's                   -          -           -         -      1,446          -          (2)     1,444
    Asset-backed securities           -          -           -         -      2,661         40          (2)     2,699
    Mutual funds                      -          -           -         -        863          -         (48)       815
    Other equity securities           -          -           -         -      4,311         38           -      4,349
                                -------   --------   ---------   -------    -------    -------     -------    -------
                               $     31  $       3  $        -  $     34   $126,256   $  2,434    $   (346)  $128,344
                                =======   ========   =========   =======    =======    =======     =======    =======


     The amortized cost and estimated fair value of debt securities classified as available-for-sale and held-to-maturity at December 31, 2003, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES - continued

                                                          Held-to-Maturity                 Available-for-Sale
                                                   -----------------------------      ----------------------------
    (Dollars in thousands)                           Amortized         Fair           Amortized             Fair
                                                         Cost          Value             Cost               Value
                                                     ----------    -----------        ---------          ----------

       Due in one year or less                      $      -      $       -            $   1,500         $   1,502
       Due after one year through five years               -              -                7,671             7,945
       Due after five years through ten years               15             16             32,042            32,142
       Due after ten years                                 -              -               10,993            10,826
                                                     ---------     ----------           --------          --------
                                                            15             17             52,146            52,415
       Mortgage-backed securities                            4              4             69,821            70,035
       Asset-backed securities                             -              -                2,692             2,666
       Mutual Funds                                        -              -                  863               801
       Other equity securities                             -              -                4,724             4,793
                                                     ---------     ----------           --------          --------
                                                    $       19    $        20          $ 130,246         $ 130,710
                                                     =========     ==========           ========          ========

     Proceeds from the sale of investment securities available for sale during 2003 were $96.3 million. Gains of $550 thousand, $276 thousand, and $233 thousand, and losses of $140 thousand, $64 thousand, and $53 thousand were realized on sales of securities in 2003, 2002, and 2001, respectively. The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $68.7 million and $47 million at December 31, 2003 and 2002, respectively. There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

     The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003 (Dollars in thousands).

    Description of          Number of
      Securities            Securities      Less than 12 months           12 months or longer                Total
    -----------------      ------------ ---------------------------   ---------------------------  ----------------------
                                          Fair          Unrealized      Fair        Unrealized     Fair       Unrealized
                                          Value           Losses        Value          Losses      Value         Losses
                                          -----        ------------     -----       ------------   -----      -----------

    U.S. Government
      treasury                  -         $     -         $   -         $    -        $    -       $     -        $   -

    U.S. Government
      agency                    9          10,625          (112)             -             -        10,625         (112)

    Mortgage backed            13          37,067          (422)             -             -        37,067         (422)

    Municipal securities       27           8,982          (152)             -             -         8,982         (152)

    Corporate bonds             6           5,675          (188)             -             -         5,675         (188)

    Corporate CMO's             1             118            (1)             -             -           118           (1)

    Asset-backed                3           1,250            (6)         1,077           (24)        2,327          (29)
                           ------          ------          ----          -----         -----        ------         -----

    Subtotal                   59          63,717          (880)         1,077           (24)       64,794         (904)

    Marketable equity
      securities                1               -             -            801           (62)          801          (62)
                           ------          ------          ----          -----         -----        ------         -----

    Total temporarily
      impaired investment
     securities                60         $63,717         $(880)        $1,878        $  (86)      $65,595        $(966)
                           ======          ======          ====          =====         =====        ======         =====

     Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that are impaired as of December 31, 2003.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE C - LOANS AND LEASES

    Major classifications of loans are as follows:

    (Dollars in thousands)                                                     2003                2002
                                                                           ------------        ------------
        Commercial loans                                                   $  142,144           $ 122,005
        Real estate - construction                                             56,340              47,601
        Real estate - other                                                   202,898             175,846
        Consumer loans                                                         77,113              62,646
        Lease financing receivables                                            32,754              39,584
                                                                            ---------            --------
                                                                              511,249             447,682
        Less: Allowance for loan and lease losses                              (5,864)             (6,230)
                                                                            ---------            --------

                                                                           $  505,385           $ 441,452
                                                                            =========            ========

     Loan and lease balances on which the accrual of interest has been discontinued amounted to approximately $3.1 million and $5.2 million at December 31, 2003 and 2002, respectively. Interest on these non-accrual loans and leases would have been approximately $348 thousand and $448 thousand in 2003 and 2002, respectively. Loan and lease balances past due
     90 days or more, which are not on a non-accrual status, but which management expects will eventually be paid in full, amounted to $599 thousand and $321 thousand at December 31, 2003 and 2002, respectively. Changes in the allowance for loan and lease losses are summarized as follows:

    (Dollars in thousands)                                                     2003          2002           2001
                                                                           -----------    ----------     ----------

        Balance at beginning of year                                       $   6,230      $   6,344      $   6,609
           Provision charged to operating expenses                             2,519          2,231          2,929
           Recoveries of charged-off loans                                       214            325            198
            Loans charged-off                                                 (3,099)        (2,670)        (3,392)
                                                                            --------       --------       --------
        Balance at end of year                                             $   5,864      $   6,230      $   6,344
                                                                            ========       ========       ========

     The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. Retail impaired loans in the amount of $106.6 thousand and impaired residential mortgages of $54.4 thousand have been excluded from these calculations.

     The balance of impaired loans was $3.1 million, $4.9 million, and $7.4 million at December 31, 2003, 2002, and 2001, respectively. The associated allowance for loan and lease losses for impaired loans was $309 thousand, $492 thousand, and $820 thousand at December 31, 2003, 2002, and 2001, respectively.

     During 2003, activity in the allowance for impaired loan and lease losses included a provision of $836 thousand, write offs of $267 thousand, recoveries of $32 thousand and loans paid off or returned to performing of $784 thousand. Interest income of $46 was recorded in 2003, while contractual interest in the same period amounted to $348 thousand. Cash collected on impaired loans in 2003 was $3.7 million, $3.4 million thousand was applied to principal and $46 thousand was applied to past due interest.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE C - LOANS AND LEASES - continued

     During 2002, activity in the allowance for impaired loan and lease losses included a provision of $328 thousand, write offs of $315 thousand, recoveries of $1 thousand and loans paid off or returned to performing of $342 thousand. Interest income of $0 was recorded in 2002, while contractual interest in the same period amounted to $448 thousand. Cash collected on impaired loans in 2002 was $794 thousand, $569 thousand was applied to principal and $234 thousand was applied to past due interest.

     In the normal course of business, the Bank makes loans to certain officers, directors, and their related interests. All loan transactions entered into between the Bank and such related parties were made on the same terms and conditions as transactions with all other parties. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2003 and 2002, was approximately $18.5 million and $16.7 million, respectively. In 2003, new loans to these individuals and principal payments on these loans amounted to approximately $4.1 million and $2.3 million, respectively.

NOTE D - PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

    (Dollars in thousands)                                                                  2003            2002
                                                                                        ------------     ---------

        Premises                                                                        $   15,233      $   14,896
        Equipment                                                                           16,614          14,983
                                                                                         ---------       ---------
                                                                                            31,847          29,879
        Less Accumulated depreciation                                                      (18,679)        (15,935)
                                                                                         ---------       ---------
                                                                                        $   13,168      $   13,944
                                                                                         =========       =========

     For 2003, included in the above equipment and accumulated depreciation are $3.3 million and $691 thousand of leveraged leased assets, respectively. Equipment was $2.9 million in 2002 while accumulated depreciation was $667 thousand for the same period for leveraged leased assets.

NOTE E - DEPOSITS

     At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

    (Dollars in thousands)
    2004                               $   74,860
    2005                                   16,385
    2006                                    5,049
    2007                                    3,107
    2008 and thereafter                    11,751
                                        ---------
                                        $ 111,152

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE F - FHLB BORROWINGS AND OTHER CREDIT FACILITIES

     The Bank, as a member of the FHLB, maintains several credit facilities secured by the Bank's mortgage-related assets. FHLB borrowings provide additional funds to meet the Bank's liquidity needs. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $139.8 million. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     Short Term

     Short term FHLB advances generally have maturities of less than one year. The details of these short term advances are as follows:

    (Dollars in thousands)                                                      2003           2002        2001
                                                                              ---------     ---------    --------

    Average balance outstanding                                               $  3,994      $ 13,068    $  4,329
    Maximum amount outstanding at any month-end during the period             $ 15,351      $ 22,500    $ 22,500
    Balance outstanding at period end                                         $    850      $      -    $ 22,500
    Weighted-average interest rate during the period                             2.65%        5.44%        0.67%
    Weighted-average interest rate at period end                                 3.58%        3.03%        2.66%

     Long Term

     At December 31, 2003, long term advances from the FHLB totaled $39,693. Long term advances consist of fixed-rate advances that will mature within one to eight years. These advances had a weighted average interest rate 4.28%. As of December 31, 2003, Long term FHLB advances mature as follows:

    (Dollars in thousands)
    2004                               $      278
    2005                                      297
    2006                                      316
    2007                                   16,696
    2008                                   19,566
    Thereafter                              2,540
                                         --------
                                         $ 39,693

NOTE G - OTHER NON-INTEREST EXPENSE

     The components of other non-interest expense are detailed as follows:

    (Dollars in thousands)                                                      2003         2002         2001
                                                                              --------     --------     --------

    Telephone, postage, and supplies                                          $  1,083     $    906     $    996
    Marketing and corporate communications                                         881          888          777
    Loan and deposit supplies                                                      634          625          523
    Director costs                                                                 201          215          228
    Travel and mileage                                                             274          256          212
    Dues and subscription                                                          101          103           97
    Trust processing                                                               278          268          237
    General expenses                                                               527          346          270
    Other                                                                          540          390          669
                                                                               -------      -------      -------

                                                                              $  4,519     $  3,997     $  4,009
                                                                               =======      =======      =======

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE H - INCOME TAXES

     The components of income tax expense are detailed as follows:

    (Dollars in thousands)                                                        2003        2002           2001
                                                                               ---------- ------------   ---------

    Current expense                                                           $  2,282     $  2,468     $  1,510
    Deferred expense                                                              (121)         (24)        (149)
                                                                               -------      -------      -------
       Total tax expense                                                      $  2,161     $  2,444     $  1,361
                                                                               =======      =======      =======

     The income tax provision reconciled to the statutory federal rate follows:

                                                                                2003           2002           2001
                                                                             ----------     ----------     --------

       Statutory rate                                                          34.0%           34.0%         34.0%
       Increase (decrease) in tax rate from
          Tax-exempt loan and investment income                                (3.3)           (1.2)         (2.7)
          Tax credits                                                          (2.7)           (3.2)         (4.8)
          Other, net                                                           (1.5)            0.4           2.5
                                                                               ----           -----        ------

       Applicable income tax rate                                              26.5%           30.0%         29.0%
                                                                               ====            ====          ====

     The net deferred tax asset consists of the following:

           (Dollars in thousands)                                               2003         2002
                                                                             ---------     --------

       Allowance for possible loan losses                                    $  1,992      $  1,995
       Unrealized (gain) loss on securities available-for-sale                   (158)         (710)
       Deferred loan fees                                                           -             -
       Accrued pension and deferred compensation                                  636           580
       Depreciation                                                               686           634
       Bond accretion                                                              71            60
       Other                                                                       18            17
                                                                              -------       -------

              Total net deferred tax asset                                   $  3,245      $  2,576
                                                                              =======       =======

NOTE I - REGULATORY MATTERS

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon deposit levels and other factors. The average amount of those reserve balances for the years ended December 31, 2003 and 2002, was $0 for both periods.

     Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The Bank, without the prior approval of regulators, can declare dividends to the Corporation totaling approximately $14.6 million plus additional amounts equal to the net earnings of the Bank for the period from January 1, 2004, through the date of declaration of such a dividend, less dividends previously paid subject to the further limitations that dividends may be paid only to the extent the retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as defined by Federal law).

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE I - REGULATORY MATTERS - continued

     The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and Tier I capital to average quarterly assets (Total Risk Based Capital ratio, Tier I Capital ratio, and Leverage ratio, respectively). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which it is subject, as of December 31, 2003.

     Federal banking agencies categorized the Corporation and the Bank as well capitalized under the regulatory framework for corrective action. To be categorized as adequately capitalized the Corporation and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the institutions category. The Banks Risk Based Capital ratios were positively impacted by the issuance of preferred capital securities (see note K for more details).

     The Corporation's and Bank's actual capital amounts and ratios are presented below:


                                                                                                To Be Well
                                                                                              Capitalized Under
                                                                    For Capital               Prompt Corrective
    (Dollars in thousands)                      Actual            Adequacy Purposes           Action Provisions
                                                ------            -----------------           -----------------
                                          Amount      Ratio        Amount       Ratio         Amount       Ratio
                                          ------      -----        ------       -----         ------       -----

    As of December 31, 2003:
       Leverage Ratio

       Corporation                       $  66,448     9.71%      $  27,359     >4.00%        $34,199       N/A
                                                                                -
       Bank                              $  59,157     8.68%      $  27,257     >4.00%        $34,071      >5.00%
                                                                                -                          -

       Tier I Capital Ratio

       Corporation                       $  66,448    12.01%      $  22,125     >4.00%      $  33,188       N/A
                                                                                -
       Bank                              $  59,157    10.72%      $  22,065     >4.00%      $  33,098      >6.00%
                                                                                -                          -

       Total Risk Based Capital Ratio

       Corporation                       $  72,312    13.07%      $  44,250     >8.00%      $  55,313       N/A
                                                                                -
       Bank                              $  65,021    11.79%      $  44,131     >8.00%      $  55,164     >10.00%
                                                                                -                         -


               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE I - REGULATORY MATTERS - continued

                                                                                                To Be Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
    (Dollars in thousands)                      Actual            Adequacy Purposes           Action Provisions
                                                ------            -----------------           -----------------
                                          Amount      Ratio        Amount       Ratio         Amount       Ratio
                                          ------      -----        ------       -----         ------       -----

    As of December 31, 2002:
       Leverage Ratio

       Corporation                       $  52,223     8.29%      $  25,213     >4.00%      $  31,516       N/A
                                                                                -
       Bank                              $  50,674     8.05%      $  25,166     >4.00%      $  31,458     >5.00%
                                                                                -                         -

       Tier I Capital Ratio

       Corporation                       $  52,223    10.83%      $  19,259     >4.00%      $  28,889       N/A
                                                                                -
       Bank                              $  50,674    10.53%      $  19,250     >4.00%      $  28,875     >6.00%
                                                                                -                         -

       Total Risk Based Capital Ratio

       Corporation                       $  58,219    12.08%      $  38,518     >8.00%      $  48,148       N/A
                                                                                -
       Bank                              $  56,670    11.78%      $  38,501     >8.00%      $  48,126     >10.00%
                                                                                -                         -

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

     Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

     Fair values have been estimated using data which management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimated fair value of cash and cash equivalents, deposits with no stated maturities, repurchase agreements and FHLB advances and commitments to extend credit, and outstanding letters of credit has been estimated to equal the carrying amount. Quoted market prices were used to determine the estimated fair value of investment securities held-to-maturity and available-for-sale. Fair values of net loans and deposits with stated maturities were calculated using estimated discounted cash flows based on the year-end offering rate for instruments with similar characteristics and maturities.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

     The estimated fair values and carrying amounts are summarized as follows:

                                                               2003                                   2002
                                                     ------------------------             ------------------------
    (Dollars in thousands)                                Fair       Carrying                  Fair       Carrying
                                                         Value        Amount                  Value        Amount
                                                     ------------- ----------             ------------  ----------

    Financial Assets
        Cash and cash equivalents                    $   31,383    $   31,383              $  48,867     $  48,867
        Investment securities held-to-maturity               20            19                     34            31
        Investment securities available-for-sale        130,710       130,710                128,344       128,344
        Net loans                                       513,463       505,385                459,235       441,452

    Financial Liabilities
        Deposits with no stated maturities              466,162       466,162                432,945       432,945
        Deposits with stated maturities                 105,224       111,152                119,592       125,793
        FHLB advances                                    40,543        40,543                 22,678        22,678
        Guaranteed preferred beneficial interest in
          the Corporations subordinated debentures       15,000        15,000                  5,000         5,000

    Off-Balance-Sheet Investments
        Commitments for extended credit
             and outstanding letters of credit        $ 124,401     $ 124,401              $ 143,475    $  143,475

NOTE K - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S
         SUBORDINATED DEBENTURES

     For 2003, interest expense for all preferred capital securities was $312 thousand with an average interest rate of 4.92%. For 2002, interest expense for preferred capital securities was $136 thousand with an average interest rate of 5.75%. The Corporation participates in two pooled institutional placement of trust preferred securities arranged by a third party.

     In 2003, the Corporation issued $10.0 million (net proceeds of $9.79 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through First Chester County Capital Trust I, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. Funding of the securities took place on November 13, 2003. These subordinated debentures will be redeemed in the year 2033. The debentures and securities will each be callable by the Corporation or the Trust, as applicable, at its option after five years of the date of issuance. At December 31, 2003, the rate paid on these subordinated debentures is based on three-month London Inter-bank offering rate ("LIBOR") plus 295 basis points was 4.12%.

     In 2002, the Corporation issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through First Chester County Capital Trust II, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. Funding of the securities took place on July 11, 2002. These subordinated debentures will be redeemed in the year 2032. The debentures and securities will each be callable by the Corporation or the Trust, as applicable, at its option after five years of the date of issuance. At December 31, 2003, the rate paid on these subordinated debentures is based on three-month London Inter-bank offering rate ("LIBOR") plus 365 basis points was 4.77%.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

     The Corporation is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The contract amounts are as follows:

    (Dollars in thousands)                                                                  2003             2002
                                                                                        ------------     ----------
       Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                                 $ 122,853        $ 139,405
           Standby letters of credit and financial guarantees written                       1,548            4,070

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation.

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2003, varies up to 100%. Standby letters of credit are collaterized within management policies.

     Substantially all of the Corporation's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Corporation's primary market area, Chester County, Pennsylvania. Investments in state and municipal securities also involve governmental entities within the Corporation's market area. The concentrations of credit by type of loan are set forth in Note C - Loans. Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon Chester County's economy. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

     Commercial and standby letters of credit were granted primarily to commercial borrowers.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE M - ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

     The Corporation's stock option plan allows the Corporation to grant up to 807,500 fixed stock options to key employees and directors. The options have a term of ten years and become exercisable six months after grant. The exercise price of each option equals the average between the bid and ask price of the Corporation's stock on the date of grant. The Corporation has elected to account for its stock option plan under APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its stock option plan.

     Information about stock options outstanding at December 31, 2003, is summarized as follows:

                                                 Weighted-Average
                                                    Outstanding                  Exercise Price
                                                 ----------------                --------------

         Balance January 1, 2001                      590,701                     $    15.07
         Granted                                       78,850                          15.30
         Exercised                                    (16,000)                          9.89
         Cancelled                                    (21,312)                         15.62
                                                     --------                      ---------
         Balance January 1, 2002                      632,239                     $    15.22
                                                     --------                      ---------
         Granted                                       82,750                          14.81
         Exercised                                       (916)                         14.39
         Cancelled                                     (6,652)                         15.10
                                                     --------                      ---------
         Balance January 1, 2003                      707,412                     $    15.16
                                                     --------                      ---------
         Granted                                           --                             --
         Exercised                                   (132,398)                         15.03
         Cancelled                                     (1,731)                         14.90
                                                     --------                      ---------
         Balance December 31, 2003                    573,362                     $    15.19
                                                     ========                      =========

     The weighted average fair value of options granted during 2003, 2002 and 2001 was $0, $14.81 and $15.30, respectively.


                                   Options Outstanding                                                         Options Exercisable

                                          Weighted-Average
          Range of        Number               Remaining       Weighted-Average      Number        Weighted-Average
     Exercise-Price     Outstanding       Contractual Life     Exercisable Price   Exercisable     Exercisable Price
    ----------------    -----------       ----------------   -------------------   -----------     -----------------

    $  8.66 - $11.11       50,200         2.33 years               $10.12             50,200           $10.12
    $13.81 - $15.81       376,992         6.60 years               $14.87            367,794           $14.87
    $15.81 - $21.13       146,200         4.77 years               $17.76            146,200           $17.76
                         --------                                                    -------            -----
                          573,362                                                    564,164           $15.20
                         ========                                                    =======            =====

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE N - EARNINGS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                         For the Year Ended December 31, 2003
                                                    ---------------------------------------------
                                                        Income            Shares           Per-Share
                                                    (Numerator)       (Denominator)         Amount
                                                    -----------       -------------         ------

    Basic EPS:
    Net income available to common stockholders      $5,805,066          4,477,108            $ 1.30
    Effect of Dilutive Securities
    Add options to purchase common stock                      -            143,043             (0.04)
                                                      ---------          ---------             -----
    Diluted EPS:                                     $5,805,066          4,620,151            $ 1.26
                                                      =========          =========             =====


     17,000 anti-dilutive weighted shares have been excluded in the computation of 2003 diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                                                         For the Year Ended December 31, 2002
                                                    ---------------------------------------------
                                                        Income            Shares           Per-Share
                                                    (Numerator)       (Denominator)          Amount
                                                    -----------       -------------          ------

    Basic EPS:                                      $ 5,701,520          4,423,113         $    1.29
    Net income available to common stockholders
    Effect of Dilutive Securities
    Add options to purchase common stock                      -             33,040             (0.01)
                                                     ----------          ---------          --------
    Diluted EPS:                                    $ 5,701,520          4,456,152         $    1.28
                                                     ==========          =========          ========

     186,075 anti-dilutive weighted shares have been excluded in the computation of 2002 diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                                                         For the Year Ended December 31, 2001
                                                    ---------------------------------------------
                                                        Income            Shares           Per-Share
                                                    (Numerator)       (Denominator)          Amount
                                                    -----------       -------------          ------

    Basic EPS:
    Net income available to common stockholders     $ 3,332,364          4,451,351          $   0.75
    Effect of Dilutive Securities
    Add options to purchase common stock                    -               44,006              (.01)
                                                     ----------          ---------           -------
    Diluted EPS:                                    $ 3,332,364          4,495,357          $   0.74
                                                     ==========          =========           =======

     143,904 anti-dilutive weighted shares have been excluded in the computation of 2001 diluted EPS because the options' exercise price was greater than the average market price of the common shares.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE O - EMPLOYEE BENEFIT PLANS

     1. Qualified

     The Corporation has a qualified deferred salary savings 401(k) plan (the "401(k) Plan") under which the Corporation contributes $0.75 for each $1.00 that an employee contributes, up to the first 5% of the employee's salary. The Corporation's expenses were $348 thousand, $297 thousand, and $262 thousand in 2003, 2002, and 2001, respectively. The Corporation also has a qualified defined contribution pension plan (the "QDCP Plan"). Under the QDCP Plan, the Corporation makes annual contributions into the 401(k) Plan on behalf of each eligible participant in an amount equal to 3% of salary up to $30 thousand in salary plus 6% in excess of $30 thousand up to $200 thousand. Contribution expense in 2003, 2002 and 2001 under the QDCP Plan was $386 thousand, $334 thousand and $255 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

     2. Non-Qualified

    The Corporation makes annual contributions to a non-qualified defined contribution Plan ("the NQDCP Plan ") equal to 3% of the participant's salary up to $200 thousand plus 9% in excess of $200 thousand. Contribution expense for 2003, 2002 and 2001 under the NQDCP Plan was $67 thousand, $67 thousand and $58 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

NOTE P - COMMITMENTS AND CONTINGENCIES

     The Corporation has employment agreements with several of the Corporation's Officers. These agreements provide for severance payments upon termination of employment under certain circumstances or a change of control as defined.

     The Corporation is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the outcome of this litigation will not have a significant effect on the accompanying financial statements.

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT CORPORATION ONLY

     Condensed financial information for First Chester County Corporation (Parent Corporation only) follows:

                            CONDENSED BALANCE SHEETS
    (Dollars in thousands)                                                                        December 31
                                                                                         ---------------------------
                                                                                             2003           2002
                                                                                         ------------   ------------
    ASSETS
        Cash and cash equivalents                                                         $   4,283      $     368
        Investment securities available for sale, at market value                               417            420
        Investment in subsidiaries, at equity                                                60,903         52,816
        Intercompany loan                                                                     1,471            234
        Other assets                                                                            348            109
                                                                                           --------       --------

           Total assets                                                                   $  67,422      $  53,947
                                                                                           ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
        Guaranteed preferred beneficial interest in the
           Corporation's subordinated debentures                                          $  15,465      $   5,555
        Other liabilities                                                                       207            180
        Stockholders' equity                                                                 51,750         48,612
                                                                                           --------       --------

           Total liabilities and stockholders' equity                                     $  67,422      $  53,947
                                                                                           ========       ========

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT CORPORATION ONLY

                         CONDENSED STATEMENTS OF INCOME

    (Dollars in thousands)                                                            Year ended December 31
                                                                           --------------------------------------------
                                                                               2003         2002            2001
                                                                           ----------    ----------      ---------

    INCOME
        Dividends from subsidiaries                                         $   3,978    $    2,070      $   4,913
        Dividends from investment securities                                       20            31             35
        Investment securities gains, net                                           -             -              -
        Other income                                                               93            90            145
                                                                             --------     ---------       --------

           Total income                                                         4,091         2,191          5,093
                                                                             --------     ---------       --------
    EXPENSES
        Other expenses                                                            454           277            176
                                                                             --------     ---------       --------
           Total expenses                                                         454           277            176
                                                                             --------     ---------       --------
           Income before equity in undistributed
               income of subsidiaries                                           3,637         1,914          4,917

    EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES                                                            2,168         3,788         (1,585)
                                                                             --------     ---------       --------

           NET INCOME                                                       $   5,805    $    5,702      $   3,332
                                                                             ========     =========       ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31
                                                                             -------------------------------------
    (Dollars in thousands)                                                     2003          2002           2001
                                                                            ----------    ---------      ---------
    OPERATING ACTIVITIES
        Net income                                                          $   5,805     $   5,702      $  3,332
        Adjustments to reconcile net income to net cash
               provided by operating activities
           Equity in undistributed income of subsidiary                          (759)       (3,778)         1,585
           Investment securities gains, net                                       -             -              -
           (Increase) decrease in other assets                                   (259)            7            (96)
           Increase in other liabilities                                           27           209             26
                                                                             --------      --------       --------

                  Net cash provided by operating activities                     4,834         2,140          4,847
                                                                             --------      --------       --------

    INVESTING ACTIVITIES
        Proceeds from sales and maturities of investment securities               -             -              -
        Purchases of investment securities available for sale                     -             -              -
                  Additional investment in subsidiaries                        (8,087)       (4,500)           -
                                                                             --------      --------       ---------

        Net cash (used in) provided by investing activities                    (8,087)       (4,500)           -
                                                                             --------      --------       ---------

    FINANCING ACTIVITIES
        (Repayments) of Inter-company loans                                    (1,237)         (378)        (1,237)
        Dividends paid                                                         (2,434)       (2,323)        (2,318)
        Proceeds from issuance of guaranteed preferred
           beneficial interest in Corporation's subordinated debentures        10,000         5,000            -
        Purchase of treasury stock                                                839           100         (1,030)
                                                                             --------      --------       --------

                  Net cash used in financing activities                         7,168         2,399         (4,585)
                                                                             --------      --------       --------

    NET INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                        3,915            39            262

    Cash and cash equivalents at beginning of year                                368           329             67
                                                                             --------      --------       --------

    Cash and cash equivalents at end of year                                $   4,283     $     368      $     329
                                                                             ========      ========       ========

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly results of operations is as follows:

              2003
              ----

    (Dollars in thousands, except per share)         December 31       September 30       June 30       March 31
                                                     -----------       ------------     -----------    ----------

    Interest income                                    $   8,592         $   8,379      $    8,239    $    8,323
    Interest expense                                       1,674             1,721           1,818         1,941
    Net interest income                                    6,918             6,658           6,421         6,382
    Provision for loan losses                                892               860             373           394
    Investment securities gains (loss), net                   21               131             200            58
    Income before income taxes                             2,377             1,440           1,932         2,217
    Net income                                             1,893             1,009           1,350         1,553

       Per share
       Net income (Basic)                                   0.42              0.22            0.30          0.35
       Net Income (Diluted)                                 0.40              0.22            0.30          0.34
       Dividends declared                                 0.1375            0.1350          0.1350        0.1350

              2002
              ----

    (Dollars in thousands, except per share)

    Interest income                                    $   8,992         $   9,273      $    9,341    $    9,495
    Interest expense                                       2,328             2,634           2,772         2,939
    Net interest income                                    6,664             6,639           6,569         6,556
    Provision for loan losses                                576               875             310           470
    Investment securities gains (loss), net                   91               -               121           -
    Income before income taxes                             2,202             1,971           1,792         2,181
    Net income                                             1,477             1,402           1,283         1,540

    Per share
       Net income (Basic)                              $    0.33         $   0.32       $     0.29    $     0.35
       Net Income (Diluted)                                 0.32             0.32             0.29          0.35
       Dividends declared                                  0.135            0.130            0.130         0.130


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------     ----------------------------------------------------------------

           None.

Item 9A.   Controls and Procedures

     Appearing as Exhibits 31.1, 31.2, 31.3 and 31.4 (the "302 Certifications") to this Annual Report are four certifications, one by each of our Chief Executive Officer (CEO), President, Treasurer (our principal accounting and financial officer), and our Assistant Treasurer (the "Principal Officers"). This
Item 9A contains information concerning the evaluation of the Corporation's disclosure controls and procedures and matters regarding our internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented in the 302 Certifications.

     The Securities and Exchange Commission (the "SEC") requires that as of the end of the period covered by this Annual Report on Form 10-K, our CEO and our Treasurer evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Corporation's disclosure controls and procedures in this Annual Report.

     "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

     The SEC also requires that the CEO and Treasurer, certify certain matters regarding the company's "internal controls." "Internal controls" mean our procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. The Corporation evaluates its internal controls annually as banking regulations dictate.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Corporation's Management, including the CEO and Treasurer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based upon their evaluation of the disclosure controls and procedures, the Principal Officers have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries is made known to Management, including the CEO and Treasurer, on a timely basis.

     There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, subsequent to the date of our last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 10.    Directors and Executive Officers of the Corporation.

     The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than March 30, 2004.


Item 11.    Executive Compensation.

     The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than March 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information  called for in Item 201(d) of Regulation S-K is included in
Item 5 of this Report. The other information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than March 30, 2004.

Item 13.    Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than March 30, 2004.

Item 14.    Principal Accountant Fees and Services

     The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than March 30, 2004.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                     PART IV
                                     -------

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------   -----------------------------------------------------------------

1.   Financial Statements
--   --------------------

     The Consolidated Financial Statements, for the years ending December 31, 2003 and 2002, together with the report thereon of Grant Thornton LLP dated January 23, 2004, are filed as part of this Report under Item 8.

2.   Financial Statement Schedules
--   -----------------------------

     Financial   Statement   Schedules  are  not  required   under  the  related
instructions of the Securities and Exchange Commission, are inapplicable or are included in the Consolidated Financial Statements or notes thereto.

3.   Exhibits
--   --------

     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

     3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

     3(ii).  By-Laws of the Corporation.  By-Laws of the  Corporation,  filed as
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

     10. Material contracts.

*    (a) Copy of Employment  Agreement among the Corporation,  the Bank and John
A. Featherman, III, dated as of November 13, 2003. Kevin C. Quinn is also party to an employment agreement with the Bank and the Corporation that is substantially similar to Mr. Featherman's.

     (b) Copy of the Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 7, 2003 (File no. 333-107739) is incorporated herein by reference.

     (c) Copy of the Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 8, 2003 (File no. 333-107763) is incorporated herein by reference.

     (d) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to
Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File number 00012870.

     (e) Copy of the Corporation's and the Bank's Directors Deferred Compensation Plan, effective December 30, 1994, is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File number 00012870.

     (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

     (g) Copy of  Employment  Agreement  between  the Bank and J.  Duncan  Smith
(EVP), dated December 1, 1999 is incorporated by reference to Exhibit 10 (g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. Peter J. D'Angelo, EVP, is also party to an employment agreement with the Bank which is substantially identical to Mr. Smith's.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

*    14. Code of Conduct (Ethics)
         ------------------------

* 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, was incorporated in 1996 in the State of Pennsylvania. Turks Head II, was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust I was formed on July 11, 2002. First Chester County Capital Trust II was formed on November 13, 2003.

*    23. Consents. Consent of Grant Thornton LLP, dated March 15, 2003
         --------

*    31.1 Certification of Chief Executive Officer
*    31.2 Certifications of President
*    31.3 Certification of Treasurer
*    31.4 Certification of Assistant Treasurer
*    32.1 Certification of Chief Executive Officer
*    32.2 Certification of President
*    32.3 Certification of Treasurer
*    32.4 Certification of Assistant Treasurer

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST CHESTER COUNTY CORPORATION



                                            By:     /s/ John A. Featherman, III
                                                    ---------------------------
                                                    John A. Featherman, III,
                                                    Chief Executive Officer and
                                                    Chairman of the Board

Date: February 24, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of February 24, 2004.

         Signature                            Title
         ---------                            -----

/s/ John A. Featherman, III          Chief Executive Officer and
__________________________           Chairman of the Board
John A. Featherman, III


/s/ J. Duncan Smith                  Treasurer
__________________________           Principal Accounting and Financial Officer)
J. Duncan Smith

                    (Signatures continued on following page)

                    (Signatures continued from previous page)

         Signature                                                    Title
         ---------                                                    -----

/s/ John A. Featherman, III                                           Director
----------------------------------
John A. Featherman, III

/s/ John J. Ciccarone                                                 Director
----------------------------------
John J. Ciccarone

/s/ M. Robert Clarke                                                  Director
----------------------------------
M. Robert Clarke

/s/ Clifford E. DeBaptiste                                            Director
----------------------------------
Clifford E. DeBaptiste

/s/ John S. Halsted                                                   Director
----------------------------------
John S. Halsted

/s/ J. Carol Hanson                                                   Director
----------------------------------
J. Carol Hanson

/s/ David L. Peirce                                                   Director
----------------------------------
David L. Peirce

/s/ John B. Waldron                                                   Director
----------------------------------
John B. Waldron

/s/ Kevin C. Quinn                                                    Director
----------------------------------
Kevin C. Quinn

                                INDEX TO EXHIBITS

     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):

     3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

     3(ii).  By-Laws of the Corporation.  By-Laws of the  Corporation,  filed as
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

     10. Material contracts.

*    (a) Copy of Employment  Agreement among the Corporation,  the Bank and John
A. Featherman, III, dated as of November 13, 2003. Kevin C. Quinn is also party to an employment agreement with the Bank and the Corporation that is substantially similar to Mr. Featherman's.

     (b) Copy of the Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 7, 2003 (File no. 333-107739) is incorporated herein by reference.

     (c) Copy of the Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 8, 2003 (File no. 333-107763) is incorporated herein by reference.

     (d) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to
Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File number 00012870.

     (e) Copy of the Corporation's and the Bank's Directors Deferred Compensation Plan, effective December 30, 1994, is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File number 00012870.

     (f) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference.

     (g) Copy of  Employment  Agreement  between the Bank and James Duncan Smith
(EVP), dated December 1, 1999 is incorporated by reference to Exhibit 10 (g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. Peter J. D'Angelo, EVP, and others are also parties to employment agreements with the Bank which are substantially identical to Mr. Smith's.

*    14. Code of Conduct (Ethics)

* 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, was incorporated in 1996 in the State of Pennsylvania. Turks Head II, was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust I was formed on July 11, 2002. First Chester County Capital Trust II was formed on November 13, 2003.

*    23. Consents. Consent of Grant Thornton LLP, dated March 15, 2003
         --------

*    31.1 Certification of Chief Executive Officer
*    31.2 Certification of President
* 31.3 Certification of Treasurer (our principal accounting and financial officer)
*    31.4 Certification of Assistant Treasurer
*    32.1 Certification of Chief Executive Officer
*    32.2 Certification of President
* 32.3 Certification of Treasurer (our principal accounting and financial officer)
*    32.4 Certification of Assistant Treasurer