Form 10-Q
period 2004-03-31
FIRST CHESTER COUNTY CORP
filed 2004-05-14
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004, OR
                               --------------

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

The number of shares outstanding of Common Stock of the Registrant as of May 10, 2004 was 4,535,331.
                                        1

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             March 31, 2004 (unaudited) and December 31, 2003                                             3


                             Consolidated Statements of Income
                             Three-Months Ended March 31, 2004 and 2003 (unaudited)                                       4


                             Consolidated Statements of Cash Flows
                             Three-Months Ended March 31, 2004 and 2003 (unaudited)                                       5


                             Notes to Consolidated Financial Statements                                                 6-8


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                             9-22

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  23

                  Item 4 -   Controls & Procedures                                                                    23-24

Part II. OTHER INFORMATION

                  Item 1 -    Legal Proceedings                                                                          25
                  Item 2 -    Changes in Securities, Use of Proceeds and Issuer Purchases of
                              Equity Securities                                                                          25
                  Item 3 -    Defaults Upon Senior Securities                                                            25
                  Item 4 -    Submission of Matters to a Vote of Security Holders                                     25-26
                  Item 5 -    Other Information                                                                          27
                  Item 6 -    Exhibits and Reports on Form 8-K                                                           27


                  Signatures                                                                                             28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

 (Dollars in thousands)                                                                  March 31,
                                                                                            2004              December 31,
                                                                                        (unaudited)              2003*
                                                                                        -----------           ------------

ASSETS
    Cash and due from banks                                                               $  28,509            $  27,738

    Federal funds sold and other overnight investments                                       13,700                2,500
    Interest bearing deposits in banks                                                          412                  374
                                                                                           --------             --------

                Total cash and cash equivalents                                              41,850               31,383
                                                                                           --------             --------

    Investment securities held-to-maturity (fair value of $15
        at March 31, 2004 and $20 at December 31, 2003, respectively)                            14                   19

    Investment securities available-for-sale, at fair value                                 123,910              130,710

    Loans and leases                                                                        525,160              511,249
    Less:  Allowance for loan and lease losses                                               (6,000)              (5,864)
                                                                                           --------             --------
                Net loans and leases                                                        519,160              505,385

    Premises and equipment                                                                   12,836               13,168
    Other assets                                                                              9,156                8,545
                                                                                           --------             --------
                Total assets                                                              $ 706,926            $ 689,210
                                                                                           ========             ========
LIABILITIES
    Deposits
        Noninterest-bearing                                                               $ 128,036            $ 114,307
        Interest-bearing (including certificates of deposit over $100 of $21,591 and $21,346 - March 31, 2004 and
           December 31, 2003 respectively)                                                  463,261              463,007
                                                                                           --------             --------

        Total deposits                                                                      591,297              577,314

    Federal Home Loan Bank advances and other borrowings                                     42,237               40,543
    Junior subordinated debentures                                                           15,450                    -
    Guaranteed preferred beneficial interest in Corporation's subordinated debentures             -               15,000
    Other liabilities                                                                         4,585                4,603
                                                                                           --------             --------

        Total liabilities                                                                 $ 653,569            $ 637,460
                                                                                           ========             ========

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 25,000,000 shares;
        outstanding, 4,799,666 at March 31, 2004 and December 31, 2003                        4,800                4,800
    Additional paid-in capital                                                                2,161                1,877
    Retained earnings                                                                        51,617               50,116
    Accumulated other comprehensive income                                                      317                  307
    Treasury stock, at cost:  264,762 shares and 283,144 shares
       at March 31, 2004 and December 31, 2003, respectively                                 (5,538)              (5,350)
                                                                                           --------             --------

                Total stockholders' equity                                                   53,357               51,750
                                                                                           --------             --------

                Total liabilities and stockholders' equity                                $ 706,926            $ 689,210
                                                                                           ========             ========



The accompanying notes are an integral part of these statements.

* Derived fromour audited, consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended 12/31/03.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                        Three Months Ended
                                                                                             ---------------------------
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                2004               2003
                                                                                              -------            -------
INTEREST INCOME
    Loans and leases, including fees                                                        $   7,332          $   7,007
    Investment securities                                                                       1,287              1,222
    Federal funds sold                                                                             19                 93
    Deposits in banks                                                                               1                  1
                                                                                             --------           --------
                Total interest income                                                           8,639              8,323
                                                                                             --------           --------
INTEREST EXPENSE
    Deposits                                                                                    1,180              1,695
    Securities sold under repurchase agreements                                                     -                  3
    Junior subordinated debentures                                                                165                  -
    Guaranteed preferred beneficial interest in Corporation's
       subordinated debentures                                                                      -                 63
    Federal Home Loan Bank advances and other borrowings                                          324                180
                                                                                             --------           --------

                Total interest expense                                                          1,669              1,941
                                                                                             --------           --------

                Net interest income                                                             6,970              6,382

    Provision for loan losses                                                                     300                394
                                                                                             --------           --------

                Net interest income after provision for possible loan losses                    6,670              5,988
                                                                                             --------           --------

NON-INTEREST INCOME
    Trust and Investment Services                                                                 947                783
    Service charges on deposit accounts                                                           524                533
    Investment securities gains, net                                                               53                 58
    Operating lease rental income                                                                 193                251
    Gain on the sale of premises and other real estate owned                                       25                  -
    Gains and fees on the sale of residential mortgages                                           141                411
    Gains and fees on the sale of credit card portfolio                                             -                306
    Other                                                                                         503                527
                                                                                             --------           --------

                Total non-interest income                                                       2,386              2,869
                                                                                             --------           --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              3,875              3,678
    Net occupancy, equipment and data processing                                                1,330              1,343
    Depreciation expense on operating leases                                                      172                171
    Bank shares tax                                                                               125                109
    Professional services                                                                         334                257
    Other                                                                                       1,077              1,082
                                                                                             --------           --------
                Total non-interest expense                                                      6,913              6,640
                                                                                             --------           --------

                Income before income taxes                                                      2,143              2,217

INCOME TAXES                                                                                      642                664
                                                                                             --------           --------

NET INCOME                                                                                  $   1,501          $   1,553
                                                                                             ========           ========

PER SHARE DATA
    Basic earnings per common share                                                         $    0.33          $    0.35
                                                                                             ========           ========
    Diluted earnings per common share                                                       $    0.32          $    0.34
                                                                                             ========           ========
    Dividends declared                                                                      $  0.1375          $  0.1350
                                                                                             ========           ========

Basic weighted average shares outstanding                                                   4,524,048          4,437,965
                                                                                            =========          =========

Diluted weighted average shares outstanding                                                 4,720,860          4,514,025
                                                                                            =========          =========
The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Three Months Ended
 (Dollars in thousands)                                                                                March 31,
                                                                                            ------------------------------
                                                                                              2004                2003
                                                                                              ----                -----
OPERATING ACTIVITIES
    Net Income                                                                              $   1,501            $   1,553
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                  622                  708
    Provision for loan and lease losses                                                           300                  394
    Amortization of investment security premiums
           and accretion of discounts                                                             179                  492
    Amortization of deferred fees on loans                                                        (38)                (169)
    Investment securities gains, net                                                              (53)                 (58)
    Decrease in other assets                                                                      662                  130
    Decrease in other liabilities                                                                 (18)                 (84)
                                                                                             --------             --------

           Net cash provided by operating activities                                        $   3,155            $   2,966
                                                                                             --------             --------

INVESTING ACTIVITIES
    (Increase) decrease in loans                                                              (13,979)               9,950
    Proceeds from sales of investment securities available-for-sale                            12,195                1,140
    Proceeds from maturities of investment securities available-for-sale                        8,187               22,175
    Proceeds from maturities of investment securities held to maturity                              1                   --
    Purchases of investment securities available-for-sale                                     (13,944)             (23,827)
    Purchase of premises and equipment, net                                                      (290)                (383)
                                                                                             --------             --------

    Net cash (used in) provided by investing activities                                     $   7,830            $  (9,055)
                                                                                             --------             --------

FINANCING ACTIVITIES
    Proceeds (repayments) from FHLB advances and other
         short term borrowings                                                                  1,114                 (403)
    Proceeds (repayments) from FHLB advances and other
         long term borrowings                                                                     580                   --
    Increase in deposits                                                                       13,983               18,422
    Cash dividends paid                                                                          (631)                (600)
    Treasury stock transactions                                                                    96                  240
                                                                                             --------             --------

           Net cash provided by (used in) financing activities                                 15,142               17,659
                                                                                             --------             --------

           NET INCREASE IN CASH AND CASH
               EQUIVALENTS                                                                     10,467               29,680

Cash and cash equivalents at beginning of year                                                 31,383               48,867
                                                                                             --------             --------

Cash and cash equivalents at end of period                                                  $  41,850            $  78,547
                                                                                              =======            =========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ending March 31, 2004.

3. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of options granted.

4. The Corporation follows the provisions of FASB issued SFAS No. 130, Reporting of Comprehensive Income on January 1, 2002. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income (loss) net of taxes for the three-month period ended March 31, 2004 was $641 thousand compared to ($213) thousand in the same period last year. Total comprehensive income (which is the sum of net income and other comprehensive income mentioned above), for the three-month ended March 31, 2004 and 2003 was $2.142 million and $1.340 million, respectively.

5. The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. The Corporation has no goodwill or intangible assets that are affected by this provision; therefore, the adoption of SFAS No. 142 did not have an impact on the Corporation's financial condition, results of operations or cash flows.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

6. Management has determined that First Chester County Capital Trust I & II qualify as a variable interest entity under FASB Interpretation Number ("FIN") 46, as revised. First Chester County Capital Trust I & II issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. First Chester County Capital Trust I & II is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) "Consolidation of Variable Interest Entities," the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, as of March 31, 2004, the Company no longer consolidates First Chester County Capital Trust I & II. The deconsolidation results in the investment in the common stock of First Chester County Capital Trust I & II entity to being included in other assets as of March 31, 2004 and a corresponding increase in outstanding debt of $450 thousand. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by First Chester County Capital Trust I & II based on the adoption of FIN 46(R). However, as additional interpretations from the available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

7.       Stock-based Compensation

         At March 31, 2004, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table provides the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                  3/31/04            3/31/03
                                                                                  -------            -------

         Net income (in thousands)             As reported                         $  1,501          $   1,553
                Stock-based compensation costs determined
                under fair value method for all awards                                   17                 35
                                                                                    -------           --------
                                               Pro forma net income                $  1,484          $  1,518

         Earnings per share (Basic)            As reported                         $   0.33          $   0.35
                                               Pro forma                           $   0.33          $   0.34
         Earnings per share (Diluted)          As reported                         $   0.32          $   0.34
                                               Pro forma                           $   0.32          $   0.33
         There were no options granted in the first quarter of 2004 or 2003.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

8. On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment," an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement, which would be effective for fiscal years beginning after December 15, 2004, would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Corporation is currently evaluating this proposed statement and its effects on its results of operations.

9. In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan with evidence of deterioration in credit quality subsequent to its origination that is acquired by completion of a transfer (as defined in SOP 03-3), for which it is probable at acquisition of such loan, that the acquirer will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the acquirer recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (non-accretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP-03-3.

10. The SEC recently released Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head II, LLC, First Chester County Capital Trust I, and First Chester County Capital Trust II, (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

     In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time.

     These risks and uncertainties include, but are not limited to, the following: (a) loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment; (b) general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses; (c) costs of the Corporation's planned training initiatives, product development, branch expansion, new technology and operating systems may exceed expectations; (d) competition among financial and non-financial institutions in the Corporation's market area that may result in customer turnover and lower interest rate margins; (e) changes in the regulatory environment (including changes in banking law and accounting rules), securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, and interest rate margins; (f) impact of changes in interest rates on customer behavior; (g) the impact of changes in demographics on branch locations; (h) technological changes; (i) changes in the value of securities and investments managed for others may affect the growth level of the Corporation's non-interest income; (j) changes in the credit of our borrowers, the collateral securing assets or other aspects of credit quality; and (k) our ability to manage the risks involved in the foregoing. These risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management.

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three months ended March 31, 2004 was $1.50 million, a decrease of $52 thousand or 3.4 % from $1.55 million for the same period in 2003. The decrease in net income is the direct result of an after tax gain of $214 thousand from the sale of the Bank's credit card portfolio in 2003 which was not present in 2004. The decrease in net income for the three-month period ended March 31, 2004 was impacted by a decrease in non-interest income due to lower gains and fees on the sale of residential mortgages and an increase in non-interest expense partially offset by increases in net-interest income. The specific components of non-interest income and expense are discussed on pages 14 and 15. Basic earnings per share for the three months ending March 31, 2004 and 2003 were $0.33 and $0.35 per share, respectively. Cash dividends declared during the three-month period ended March 31, 2004 were $0.1375 an increase of 1.85% from $0.135 per share for the same period in 2003. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                                                              March                           December
                                                  -------------------------                   ---------
                                                   2004              2003                        2003
                                                   ----              ----                        ----

        SELECTED RATIOS
        Return on average assets                   0.87%              0.98%                     0.88%
        Return on average equity                  11.37%             12.53%                    11.48%
        Earnings retained                         57.96%             61.37%                    58.07%
        Dividend payout ratio                     42.04%             38.63%                    41.93%
        Book value per share                     $11.77             $11.16                    $11.46


The  table  of  "Consolidated  Average  Balance  Sheet  and  Taxable  Equivalent
Income/Expense and Rates" on page 15 may assist the reader in the following discussion.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued


                               NET INTEREST INCOME

     Net interest  income is the difference  between  interest  income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month periods ended March 31, 2004 was $7.1 million, an increase of 10.6% from $6.4 million for the same period in 2003. The increase in tax equivalent net interest income can be attributed to an increase in the average balance of interest-earning assets when compared to the same period last year, partially offset by decreases in the average interest rate earned on interest-earning asset and a decrease in the yields paid on interest-bearing liability.

     The average net yield on interest-earning assets, on a tax equivalent basis was 4.34% for the three-month period ended March 31, 2004, compared to 4.31% for the same period in 2003, an increase of 0.70% or 3 basis points (one basis point is equal to 1/100 of a percent). The average yield on interest-earning assets decreased 4.5% or 25 basis points to 5.36% in 2004 compared to 5.61% in 2003. The decrease is primarily due to a 71 basis point or 11.1% decrease in yield on loans and leases partially offset by a 40 basis point or 10.4% increase in yield on the investment securities. The average yield paid on interest-bearing liabilities decreased 21.0% or 34 basis points to 1.28% in 2004 from 1.62% in 2003. The decrease is due to the lowering of interest rates paid on deposit accounts. Interest rates and pricing competition may continue to put pressure on our net-interest margin and may adversely impact net-interest income in future time periods.

     Average interest-earning assets increased approximately $58.9 million or 9.9% to $654.4 million during the three-month period ending March 31, 2004, compared to $595.4 million during the same period last year. The increase in average interest-earning assets was the result of a $1.9 million or 1.5% increase in investment securities and a $78.5 million or 17.9% increase in average total loans, partially offset by a $21.5 million or 74.0% decrease in average federal funds sold and other overnight investments.

     Average interest-bearing liabilities increased approximately $41.3 million or 8.6% to $521.5 million during the three-month period ending March 31, 2004, compared to $480.2 million during the same period last year. The increase in average interest-bearing liabilities was the result of a $12.9 million or 2.8% increase in interest-bearing deposits and an $18.5 million or 82.5% increase in Federal Home Loan Bank advances and other borrowings, partially offset by a 11.1% or $13.8 million decrease in certificates of deposits and other time deposits.

                      NET YIELD ON INTEREST EARNING ASSETS

                                                                                     Three-Months
                                                                                    Ended March 31,
                                                                                ----------------------
                                                                                2004              2003
                                                                                ----              ----

Yield on Interest-Earning Assets                                                5.36%            5.61%
Yield on Interest Bearing Liabilities                                           1.28%            1.62%
                                                                                -----            -----
Net Interest Spread                                                             4.08%            3.99%
Contribution of Interest-Free Funds                                             0.26%            0.32%
                                                                                -----            -----
Net Yield on Interest-Earning Assets                                            4.34%            4.31%
                                                                                =====            =====

                                       11

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on federal funds sold and other overnight investments for the three-month period ended March 31, 2004 decreased $74.0 thousand or 79.6% to $19 thousand when compared to the same period in 2003. This decrease is primarily the result of a $21.5 million or 74.0% decrease in the average balance of federal funds sold and other overnight investments from $29.1 million in 2003 to $7.6 million in 2004 and a 21.9% or 28 basis point decrease on rates earned. The decrease in the average balance of federal funds sold and overnight investments can be attributed to strong loan growth in the first quarter of 2004.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities increased 11.8% for the three-month period ended March 31, 2004 to approximately $1.4 million compared to $1.2 million during the same period in 2003. The increase was primarily the result of a 10.4% or 40 basis point increase on the rates earned on such investments as well as a 1.5% or $ 1.8 million increase in the average balance of investment securities to $129.0 million on a tax equivalent basis. The increase in average investment securities was the result of the Corporation's increased cash position due to increased deposits generated by our new and existing branch locations and Management's decision to invest excess liquidity in investment securities.

                       INTEREST INCOME ON LOANS AND LEASES

     Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 4.8% to $7.4 million for the three-month period ended March 31, 2004 compared to $7.0 million at March 31, 2003. The increase in interest income for the three-month period ended March 31, 2004 is the direct result of a $78.5 million or 17.9% increase in the average balance of loans and leases outstanding compared to the same period in 2003, partially offset by a 11.1% or 71 basis point decrease on rates earned on the portfolio. The low interest rate environment has resulted in substantial decreases in interest rates earned on loans and leases as loans have been repriced to current market rates due both to contractual terms and negotiation or refinancing. Interest rate competition may result in the continuation of lowering yields.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts decreased 30.4% for the three-month period ended March 31, 2004 to approximately $1.2 million compared to $1.7 million for the same period in 2003. The decrease is primarily the result of a 32.7% or 49 basis point decrease on rates paid on interest-bearing deposits. This decrease was partially offset by a 2.8% or $12.9 million increase in average interest-bearing deposits to $465.1 million when compared to the same period in 2003.

     Competition for deposits from non-banking institutions such as credit unions and mutual fund companies continues to be strong. Despite the competition, the Corporation's deposit base continues to grow and is expected to continue to grow as we open new branches and attract new customers with new services at existing branches. The Corporation continually explores for new branch sites to expand its core deposit base.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings increased $144 thousand or 80.0% to $324 thousand for the three-month period ended March 31, 2004 from $180 thousand when compared to the same period in 2003. The need for borrowing has increased over the last several quarters to support loan growth. FHLB borrowing has been a good low cost alternative to deposits to support loan growth. Average FHLB and other borrowings increased to $41.0 million as of March 31, 2004 compared to $22.5 million during the same period in 2003. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                       PROVISION FOR LOAN AND LEASE LOSSES

     During the first quarter of 2004, the Corporation recorded a $300 thousand provision for loan and lease losses compared to $394 thousand for the same period in 2003, a decrease of 23.9%. The allowance for loan losses as a percentage of total loans was 1.14% as of March 31, 2004, 1.46% as of March 31, 2003, and 1.15% as of December 31, 2003. Management believes that the allowance for loan losses is adequate based on its current assessment of probable and estimated losses. See the section titled "Allowance For Loan and Lease Losses" for additional discussion.


                               NON-INTEREST INCOME

     Total non-interest income decreased 16.8% to $2.4 million for the three months ended March 31, 2004, compared to $2.9 million in the same period of 2003. The various components of non-interest income are discussed below.

     The primary reason for the decrease in total non-interest income is that in 2003, the Corporation sold its Credit Card portfolio to Elan Financial Services and recognized a gain of $306 thousand. This was a one-time transaction and there was no comparable transaction in 2004. Also, gains and fee income generated on the sale of residential mortgages for the three-month period ended March 31, 2004 decreased $270 thousand from $411 thousand to $141 thousand compared to the same period in 2003. The decrease is primarily due to a lower volume of originations of residential mortgages during the three-months ended March 31, 2004 as compared to the same period in 2003.

     The largest component of non-interest income is Trust and Investment Services revenue, which increased $164 thousand or 21.0% to $ 947 thousand for the three-months ended March 31, 2004 compared with the same period in 2003. Trust and Investment Services income is based primarily on the market value of assets under management. The increase in Trust and Investment Services revenue is the result of a 12.4 % increase in the market value of assets under management, from $494.3 million at March 31, 2003 to $555.7 million at March 31, 2004. Trust and Investment Services revenue also increased due to an increase in estate revenue recognized during the quarter.

     Gains on the sale of investment securities decreased $5 thousand for the three-month period ended March 31, 2004 to $53 thousand as compared to $58 thousand in the same period in 2003. These gains were realized as a result of normal portfolio management.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

     The Corporation has operating lease agreements with several customers; the income on these leases is classified as "Rental Income". Rental Income on operating lease agreements for the three-month period ended March 31, 2004 decreased $58 thousand from $251 thousand to $193 thousand when compared to the same period in 2003. The Corporation did not add any significant volume of these types of leases in 2003 or for the three-month period ended March 31, 2004. See related depreciation expense in the non-interest expense section.

     Gains on the sale of premises and other real estate owned ("OREO") were $25 thousand for the three-months ended March 31, 2004. There were no gains on sale of premises and OREO for the three-month period ended March 31, 2003. OREO balances increased $1.1 million from March 31, 2003 to $1.5 million at March 31, 2004 as our Credit Administration Department continues to reduce non-performing loans.

         Other non-interest income includes ATM surcharge revenue, STAR / Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income. Other non-interest income decreased $24 thousand for the three-month period ended March 31, 2004 when compared to the same period in 2003.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the first quarter of 2004 increased 4.1% to $6.9 million compared to the same period in 2003. The various components of non-interest expense are discussed below.

     First quarter 2004 salaries and employee benefits increased 5.4% to $3.9 million for the three-month period ended March 31, 2004 compared to the same period in 2003. Higher employment and annual employee salary increases and a proportional increase in employee benefits are primarily responsible for the increase. At March 31, 2004, the Corporation employed 270 full time and 26 part time employees compared to 238 full time and 44 part time employees at March 31, 2003. The additional employees were needed for our new branches and other departments.

     Net occupancy, equipment and data processing expense decreased 0.97% to $1.3 million for the three-month period ended March 31, 2004 compared to the same period last year. The decrease is the result of decreases in depreciation on core systems and hardware expense.

     Depreciation on operating leases increased 0.6% to $172 thousand for the three-month period ended March 31, 2004 from $171 thousand when compared at the same period last year. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

     Expenses for professional services increased $77 thousand or 30.0% to $334 thousand for the three-month period ended March 31, 2004 compared to the same period in 2003. The increase is the result of increased consultant, accounting, and legal fees.

     Other non-interest expense includes marketing expenses to promote our full array of products and services and our corporate image. Total other non-interest expense decreased 0.4% to $1.0 million for the three months ended March 31, 2004 compared to the same period in 2003.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                                  2004                                2003
                                                           ------------------------------      ----------------------------
                                                            Daily                              Daily
                                                            Average                            Average
ASSETS                                                      Balance    Interest    Rate        Balance    Interest   Rate
                                                            -------    --------    ----        -------    --------   ----

     Federal funds sold                                      $  7,577   $   19     1.00%        $ 29,107    $   93   1.28%
     Interest-bearing deposits in banks                           372        1     1.08%             242         1   1.65%
     Investment securities
        Taxable                                               104,196    1,103     4.23%         125,979     1,208   3.84%
        Tax-exempt(1)                                          24,826      271     4.36%           1,194        21   6.94%
                                                              -------    -----                   -------     -----
           Total investment securities                        129,022    1,374     4.26%         127,173     1,229   3.86%
                                                              -------    -----                   -------     -----
     Loans and leases (2)
        Taxable                                               508,487    7,247     5.70%         434,304     6,949   6.40%
        Tax-exempt(1)                                           8,935      124     5.57%           4,619        86   7.44%
                                                              -------    -----                   -------     -----
           Total loans and leases                             517,422    7,371     5.70%         438,923     7,035   6.41%
                                                              -------    -----                   -------     -----
           Total interest-earning assets                      654,393    8,765     5.36%         595,445     8,358   5.61%
    Non-interest earning assets
        Allowance for possible loan losses                     (5,959)                            (6,230)
        Cash and due from banks                                21,949                             24,325
        Other assets                                           22,546                             21,024
                                                              -------                            -------
           Total assets                                      $692,929                           $634,564
                                                              =======                            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Savings, NOWS & money market deposits                   $354,632   $  497     0.56%        $327,980    $  727   0.89%
    Certificates of deposits and other time                   110,470      683     2.47%         124,525       968   3.12%
                                                              -------    -----                   -------     -----
     Total interest bearing deposits                          465,102    1,180     1.01%         452,232     1,695   1.50%
     Securities sold under repurchase agreements                    -        -     -                 540         3   2.22%
     Junior subordinated debentures                            15,450      165     4.27%               -         -   -
     Guaranteed Preferred beneficial interest in
        Corporation's subordinated debentures                       -        -     -               5,000        63   5.04%
     Federal Home Loan Bank advances and
       other borrowings                                        40,985      324     3.16%          22,461       180   3.21%
                                                              -------    -----                   -------     -----
           Total interest bearing liabilities                 521,538    1,669     1.28%         480,233     1,941   1.62%
                                                              -------    -----                   -------     -----
     Non-interest bearing liabilities
        Non-interest bearing demand deposits                  113,347                             99,417
        Other liabilities                                       5,244                              5,346
                                                             --------                            -------
           Total liabilities                                  640,128                            584,996
    Stockholders' equity                                       52,801                             49,568
                                                             --------                            -------
           Total liabilities and stockholders' equity        $692,929                           $634,564
                                                              =======                            =======
     Net interest income                                                $7,096                              $6,417
                                                                         =====                               =====
     Net yield on interest earning assets                                          4.34%                             4.31%
                                                                                   =====                             =====


(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2004 and 2003.
(2)  Non-accruing loans are included in the average balance.

                                       15

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

     Income tax expense for the three-month period ended March 31, 2004 was $642 thousand, compared to $664 thousand in the same period last year. This represents an effective tax rate of 30.0% for the first quarter of 2004 and 2003.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation is funding available from, deposit growth, FHLB Borrowings and cash flow from the investment and loan portfolios. Deposits consist of NOW, money-market, savings, tiered savings, large and small dollar certificates of deposit and non-interest bearing demand deposit accounts. The Corporation considers funds from NOW, money market, savings and certificates less than $100 thousand as "core" deposit because of the historical stability of such sources of funds. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:


                                                               DEPOSIT ANALYSIS

(Dollars in thousands)                       March 31, 2004            December 31, 2003          Average      Balance
                                        ---------------------------   --------------------------  -------     -------------
                                        Average         Effective     Average       Effective     Dollar      Percentage
Deposit Type                            Balance           Yield       Balance         Yield       Variance    Variance
------------                            -------         -----------   --------      ------------  --------    -------------

NOW Accounts                             $ 93,834        0.13%          $ 88,518     0.19%        $  5,316        6.01%
Money Market                               27,345        0.48%            26,051     0.70%           1,294        4.97%
Statement Savings                          65,011        0.54%            63,032     0.77%           1,979        3.14%
Other Savings                               1,343        0.60%             1,522     0.79%            (179)     (11.76%)
CD's Less than $100,000                    88,978        2.31%            96,773     2.93%          (7,795)      (8.05%)
                                          -------                        -------                    ------

Total Core Deposits                       276,511        0.96%           275,896     1.33%             615        0.22%

Non-Interest Bearing
     Demand Deposit Accounts              113,347                        107,334       -             6,013        5.60%
                                          -------                        -------                    ------

Total Core and Non-Interest
     Bearing Deposits                     389,858        0.68%           383,230     0.96%           6,628        1.73%
                                          -------                        -------                    ------

Tiered Savings                            167,099        0.82%           159,220     1.04%           7,879        4.95%
CD's Greater than $100,000                 21,492        3.16%            22,365     2.48%            (873)      (3.90%)
                                          -------                        -------                    ------

Total Deposits                           $578,449        0.82%          $564,815     1.04%         $13,634        2.41%
                                          =======                        =======                    ======


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

     The Bank, as a member of the FHLB, maintains several credit facilities. During the first quarter of 2004, average FHLB advances were approximately $41.0 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was approximately 3.13%. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $139.6 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $213.2 million or (30.2%) of total assets at March 31, 2004 compared with a negative $134.2 million or 20.4% of total assets at December 31, 2003. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 2004

                                                              One                Over
(Dollars in thousands)                     Within            through             five           Non-rate
                                              one year      five years           years         sensitive          Total
                                            ------------    ----------       ------------      ---------        ----------
ASSETS

   Federal funds sold                      $  13,700          $      --        $      --      $       --        $  13,700
   Investment securities                      22,807             51,614           49,503              --          123,924
   Interest bearing deposits in banks            412                 --               --              --              412
   Loans and leases                          195,249            235,824           94,087          (6,000)         519,160
   Cash and due from banks                        --                 --               --          27,738           27,738
   Premises and equipment                         --                 --               --          12,836           12,836
   Other assets                                   --                 --               --           9,156            9,156
                                           ---------           --------         --------       ---------         --------
   Total assets                           $  232,168          $ 287,438        $ 143,590      $   43,730        $ 706,926
                                           =========           ========         ========       =========         ========

LIABILITIES AND CAPITAL
   Non-interest bearing deposits          $      --           $      --        $      --      $  128,036        $ 128,036
   Interest bearing deposits                426,934              27,456            8,871              --          463,261
   FHLB term advance                          2,858              36,677            2,702              --           42,237
   Junior subordinated debentures               450                  --               --              --              450
   Guaranteed preferred beneficial
     Interest in Corporation's
     Subordinated debentures                 15,000                  --               --              --           15,000
   Other liabilities                            138                  --            4,447              --            4,585
   Capital                                       --                  --               --          53,357           53,357
                                           --------            --------         --------       ---------         --------
   Total liabilities & capital            $ 445,380           $  64,133        $  16,020      $  181,393        $ 706,926
                                           ========            ========         ========       =========         ========
   Net interest rate
     sensitivity gap                      $(213,212)          $ 223,305        $ 127,570      $ (137,663)
                                           ========            ========         ========       =========
   Cumulative interest rate
     sensitivity gap                      $(213,212)          $ 10,093         $ 137,663      $       --
                                           ========            =======          ========       ==========
   Cumulative interest rate
     sensitivity gap divided
     by total assets                         (30.2%)              1.4%             19.5%
                                          =========        ==========         =========

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

       ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES AND
                        COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                            March 31,                      December 31,
                                                                -------------------------        ----------------------
                                                                   2004          2003                     2003
                                                                -----------   -----------        ----------------------

     Balance at beginning of period                             $    5,864     $    6,230              $    6,230
                                                                 ---------      ---------               ---------

     Provision for loan and lease losses                               300            394                   2,519
                                                                 ---------      ---------               ---------

        Recoveries of loans previously charged-off                      41            120                     214
        Loans charged-off                                             (205)          (355)                 (3,099)
                                                                 ---------      ---------               ---------

     Net loans charged-off                                            (164)          (235)                 (2,885)
                                                                 ---------      ---------               ---------

     Balance at end of period                                   $    6,000     $    6,389              $    5,864
                                                                 =========      =========               =========

     Period-end loans outstanding                               $  525,160     $  436,348              $  511,249

     Average loans outstanding                                  $  517,422     $  438,923              $  470,413

     Allowance for loan and lease losses as a
        percentage of period-end loans outstanding                   1.14%          1.46%                   1.15%

     Ratio of net charge-offs to average loans
        outstanding (annualized)                                     0.13%          0.21%                   0.61%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing loans are primarily collateralized by real estate and are in the process of collection. As of March 31, 2004, the level of non-performing loans has decreased $3.6 million from March 31, 2003, and non-performing loans decreased $1.3 million from December 31, 2003. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Non-performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. Management has taken aggressive steps to control current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                 March 31,                       December 31,
                                                                -------------------------             -------------
                                                                   2004          2003                       2003
                                                                -----------   -----------                 -------

Past due over 90 days and still accruing                         $      79       $     72                $    597

Non-accrual loans and leases                                         2,339          5,965                   3,093
                                                                  --------        -------                 -------

Total non-performing loans and leases                                2,418          6,037                   3,690

Other real estate owned                                              1,464            368                     965
                                                                  --------        -------                 -------

Total non-performing assets                                      $   3,882       $  6,405                $  4,655
                                                                  ========        =======                 =======

Non-performing loans and leases as a percentage
        of total loans and leases                                    0.46%          1.38%                   0.72%

Allowance for loan and lease losses as a percentage
        of non-performing loans and leases                         248.06%        105.83%                 158.92%

Non-performing assets as a percentage of
        total loans and other real estate owned                      0.74%          1.47%                   0.91%

Allowance for loan and lease losses as a
        percentage of non-performing assets                        154.51%         99.75%                 125.97%

     Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Bank acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. The increase in OREO in the first quarter was due to the addition of one property. The Corporation is actively marketing all OREO property.

                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     FASB 114 "Accounting by Creditors for Impairment of Loans" requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $2.3 million, $3.1 million, and $5.8 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. The associated allowance for impaired loans was $231 thousand, $309 thousand and $938 thousand at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

     For the three months ended March 31, 2004, activity in the allowance for impaired loan losses included a provision of $19 thousand, principal payments of $45 thousand, charge offs of $8 thousand and recoveries of $0. There was $23 thousand applied towards accrued but not paid interest for the three-month period ended March 31, 2004 while contractual interest amounted to $52 thousand. Total cash collected on loans for the three-month period ended March 31, 2004 was $449 thousand, $426 thousand was applied to principal and $23 thousand was applied to interest.

     For the three months ended March 31, 2003, activity in the allowance for impaired loan losses included a provision of $203 thousand, charge offs of $30 thousand and recoveries of $10 thousand. There was no interest income recorded for the three-month period ended March 31, 2003 while contractual interest amounted to $104 thousand. Total cash collected on loans for the three-month period ended March 31, 2003 was $756 thousand, $655 thousand was applied to principal and $101 thousand was applied to recovery.

                                  CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2004, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have decreased from March 31, 2003 due to lower than expected earnings in 2003, have been computed in accordance with regulatory accounting policies.

                                                   March 31,                  December 31,
RISK-BASED                                --------------------------        -----------------          "Well Capitalized"
CAPITAL RATIOS                              2004             2003                 2003                    Requirements
--------------                            ----------      ----------              ----               ----------------------

     Corporation
Leverage Ratio                              9.73%            8.42%                9.71%                      5.00%
Tier I Capital Ratio                       11.87%           11.14%               12.01%                      6.00%
Total Risk-Based Capital Ratio             12.93%           12.39%               13.07%                     10.00%
     Bank
Leverage Ratio                              8.82%            8.16%                8.68%                      5.00%
Tier I Capital Ratio                       10.74%           10.80%               10.72%                      6.00%
Total Risk-Based Capital Ratio             11.80%           12.05%               11.79%                     10.00%


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

     The Corporation and the Bank's risk-based capital ratios were positively impacted by the July 11, 2002 ($5.0 million) and November 13, 2003 ($10.0 million) issuance of guaranteed preferred beneficial interest in the Corporation's subordinated debentures. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by First Chester County Capital Trust I & II based on the adoption of FIN 46(R). However, as additional interpretations from the available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2003 Annual Report, filed with the SEC via EDGAR as an exhibit to its Form 10-K for the fiscal year ended December 31, 2003. Please refer to the "Management's Discussion and Analysis" section on pages 18-30 of the Corporation's Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

Certifications. Included with this Quarterly Report as Exhibits 31.1, 31.2, 31.3 and 31.4 are four certifications (the "Section 302 Certifications"), one by each of our principal executive and financial officers (the "Principal Officers") and our President and our Controller (our principal accounting officer). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls. Our management, including the Principal Officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
            -------------------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                            (a)             (b)                 (c)                           (d)
                                           Total          Average        Total Number of Shares        Maximum Number (or
                                          Number        Price Paid       (or Units) Purchased         Approximate Dollar Value) of
         Period                          of Shares       per Share       as Part of Publicly          Shares (or Units) that may be
                                         Purchased       (or unit)     Announced Plans or Programs    may Yet Be Purchased
                                         ---------      ----------     ---------------------------    -----------------------------


January 1 to January 31, 2004
                                             3,000         $26.24             3,000                        $8,713,470

February 1 to February 29, 2004
                                            12,180         $26.17            12,180                        $8,394,706

March 1 to March 31, 2004                     --             --                --                          $8,394,706

Total                                       15,180         $26.21            15,180                        $8,394,706


*All of the foregoing shares were purchased pursuant to the Corporation's program to repurchase up to $10.0 million of the Corporation's common stock that was publicly announced on October 16, 2003.

Item 3.     Defaults upon Senior Securities
            -------------------------------
                  None

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

                  The Annual Meeting of Shareholders of the Corporation was held on April 27, 2004 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about March 24, 2004, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

The matters submitted to a vote of shareholders at the meeting were the following:

1. The election of three Class II directors, with each director to serve until the 2007 Annual Meeting of Shareholders and until the election and qualification of his or her respective success; and

2. The approval of an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of the Corporation's common stock, par value $1.00, from 10,000,000 to 25,000,000; and

3. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2004; and

4. The transaction of such other business as may properly come before the Annual Meeting and any adjournment thereof, and matters incident to the conduct of the Annual Meeting.

                  There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All three of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                  Nominee                          For                 Withheld
                  -------                          ---                 --------

                  David L. Peirce                  3,482,794           265,344

                  M. Robert Clarke                 3,497,633           250,505

                  Kevin C. Quinn                   3,499,743           248,395

                  The names of the other directors whose terms of office as directors continued after the Meeting are as follows: John A. Featerman III, John S. Halsted, J. Carol Hanson, John J. Ciccarone, Clifford E. DeBaptiste and John B. Waldron.

                  The proposal of an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of the Corporation's common stock, par value of $1.00, from 10,000,000 to 25,000,000.

                  For          Against       Abstentions       Broker Non-votes
                  ---          -------       -----------       ----------------

                  3,490,236    219,501          38,401                0

                  The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2004 was ratified. The numbers of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

                  For          Against       Abstentions       Broker Non-votes
                  ---          -------       -----------       ----------------

                  3,719,019    17,871           11,248                0

                  There was no other business that came before the Meeting or matters incident to the conduct of the Meeting.

Item 5.     Other Information
            -----------------

                  None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

                  (a) Exhibits

         3(i). Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended.

         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a) Certification of President
         31.3     Rule 13a-14(a) Certification of Treasurer
         31.4     Rule 13a-14(a) Certification of Assistant Treasurer

         32.1     Section 906 Certification of the Chief Executive Officer
         32.2     Section 906 Certification of the President
         32.3     Section 906 Certification of the Treasurer
         32.4     Section 906 Certification of the Assistant Treasurer

                  (b) Reports on Form 8-K
                      -------------------
                      A Form 8-K was filed with the SEC on January 26, 2004 furnished information related to the earnings for the year ended December 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION





                                                    /s/ John A Featherman III
                                                    --------------------------
May 14, 2004                                        John A. Featherman
                                                    Chief Executive Officer




May 14, 2004                                         /s/ J. Duncan Smith
                                                     -------------------
                                                     J. Duncan Smith
                                                     Treasurer
                                                     (Principal Accounting
                                                      and Financial Officer)

                                INDEX TO EXHIBITS

     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith):


*        3(i).    Certificate of Incorporation.  Copy of the Corporation's
                  Articles of Incorporation, as amended.


         3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

*        31.1     Rule 13a-14(a) Certification of Chief Executive Officer
*        31.2     Rule 13a-14(a) Certification of President
*        31.3     Rule 13a-14(a) Certification of Treasurer
*        31.4     Rule 13a-14(a) Certification of Assistant Treasurer

*        32.1     Section 906 Certification of the Chief Executive Officer
*        32.2     Section 906 Certification of the President
*        32.3     Section 906 Certification of the Treasurer
*        32.4     Section 906 Certification of the Assistant Treasurer