Form 10-Q
period 2004-06-30
FIRST CHESTER COUNTY CORP
filed 2004-08-13
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004, OR
                               -------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The number of shares outstanding of Common Stock of the Registrant as of August 9, 2004 was 4,512,707.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 -  Financial Statements
                             Consolidated Statements of Condition
                             June 30, 2004 (unaudited) and December 31, 2003                                              4


                             Consolidated Statements of Income
                             Three and Six-Months Ended June 30, 2004 and 2003 (unaudited)                                5


                             Consolidated Statements of Cash Flows
                             Six-Months Ended June 30, 2004 and 2003 (unaudited)                                          6


                             Notes to Consolidated Financial Statements (unaudited)                                    7-10


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                          11 - 25

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  26

                  Item 4 -   Controls and Procedures                                                                26 - 27


Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           28
                  Item 2 -   Changes in Securities, Use of Proceeds and Issuer Purchases of
                             Equity Securities                                                                        28
                  Item 3 -   Defaults upon Senior Securities                                                             28
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         28
                  Item 5 -   Other Information                                                                           28
                  Item 6 -   Exhibits and Reports on Form 8-K                                                            29

                  Signatures                                                                                             30
                  Exhibit Index                                                                                          31
                  Exhibits                                                                                          32 - 39


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                        (Unaudited)
(Dollars in thousands)                                                                    June 30,            December 31,
                                                                                            2004                  2003
                                                                                         ----------           ------------

ASSETS
    Cash and due from banks                                                              $   23,605            $  28,509
    Federal funds sold and other overnight investments                                            -                2,500
    Interest Bearing Deposits in banks                                                          298                  374
                                                                                          ---------             --------

    Total cash and cash equivalents                                                          23,903               31,383
                                                                                          ---------             --------
    Investment securities held-to-maturity (market value of $14 at
    June 30, 2004 and $20 at December 31, 2003, respectively)                                    14                   19

    Investment securities available-for-sale, at market value                               138,203              130,710

    Loans and Leases                                                                        579,806              511,249
    Less:  Allowance for loan losses                                                         (6,626)              (5,864)
                                                                                          ---------             --------
    Net loans                                                                               573,180              505,385

    Premises and equipment                                                                   13,105               13,168
    Other assets                                                                             10,924                8,545
                                                                                          ---------             --------

    Total assets                                                                         $  759,329            $ 689,210
                                                                                          =========             ========
LIABILITIES
    Deposits
    Noninterest-bearing                                                                  $  125,686            $ 114,307
        Interest-bearing (including certificates of deposit over $100 of $25,755 and $21,346 - June 30, 2004 and
       December 31, 2003 respectively)                                                      473,734              463,007
                                                                                          ---------             --------

    Total deposits                                                                          599,420              577,314
    Federal Home Loan Bank advances and other borrowings                                     88,182               40,543
    Junior Subordinated Debentures                                                           15,465                    -
    Guaranteed preferred beneficial interest in Corporation's subordinated
          debentures                                                                              -               15,000
        Other liabilities                                                                     4,964                4,603
                                                                                          ---------             --------

    Total liabilities                                                                       708,031              637,460
                                                                                          ---------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
    outstanding, 4,799,666 at June 30, 2004 and December 31, 2003.                            4,800                4,800
    Additional paid-in capital                                                                2,231                1,877
    Retained earnings                                                                        53,126               50,116
    Accumulated other comprehensive income (loss)                                            (2,383)                 307
    Treasury stock, at cost: 298,710 shares and 283,144 shares
        at June 30, 2004 and December 31, 2003, respectively.                                (6,476)              (5,350)
                                                                                          ---------             --------

    Total stockholders' equity                                                               51,298               51,750
                                                                                          ---------             --------

    Total liabilities and stockholders' equity                                           $  759,329            $ 689,210
                                                                                          =========             ========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


(Dollars in thousands - except per share data)                             Three Months Ended               Six Months Ended
                                                                                 June 30,                         June 30,
                                                                      ---------------------------      -------------------------
                                                                         2004             2003               2004          2003
                                                                         ----             ----               ----          ----

INTEREST INCOME
    Loans, including fees                                             $    7,696       $    7,138        $   15,027    $    14,146
    Investment securities                                                  1,348            1,011             2,635          2,233
    Federal funds sold                                                        10               89                29            181
    Deposits in Banks                                                          1                1                 2              2
                                                                       ---------        ---------         ---------     ----------

                Total interest income                                      9,055            8,239            17,693        16,562
                                                                       ---------        ---------         ---------     ---------

INTEREST EXPENSE
    Deposits                                                               1,197            1,574             2,376         3,269
    Interest on Trust preferred securities                                   172               66               337           129
    Federal Home Loan Bank advances and other borrowings                     497              178               821           361
                                                                       ---------        ---------         ---------     ---------

                Total interest expense                                     1,866            1,818             3,534         3,759
                                                                       ---------        ---------         ---------     ---------

                Net interest income                                        7,189            6,421            14,159        12,803

    Provision for loan losses                                                 56              373               356           767
                                                                       ---------        ---------         ---------     ---------

                Net interest income after provision
                for possible loan losses                                   7,133            6,048            13,803        12,036
                                                                       ---------        ---------         ---------     ---------

NON-INTEREST INCOME
    Trust and Investment Services                                            875              870             1,822         1,652
    Service charges on deposit accounts                                      515              512             1,039         1,045
    Investment securities gains, net                                           -              200                53           259
    Operating lease rental income                                            191              196               384           447
    Gains on sale of premises and other real estate owned                     24                -                48             -
    Gains and fees on the sale of residential mortgages                      100              394               190           804
    Gain on the sale of credit card portfolio                                  -                -                34           306
    Other                                                                    616              524             1,137         1,051
                                                                       ---------        ---------         ---------     ---------
                Total non-interest income                                  2,321            2,696             4,707         5,564
                                                                       ---------        ---------         ---------     ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         3,985            3,823             7,860         7,501
    Net occupancy, equipment and data processing                           1,333            1,368             2,663         2,711
    Depreciation expense on operating leases                                 164              167               336           338
    Bank shares tax                                                          132              122               257           230
    Professional service                                                     286              253               620           510
    Other                                                                  1,398            1,079             2,475         2,161
                                                                       ---------        ---------         ---------     ----------
                Total non-interest expense                                 7,298            6,812            14,211        13,451
                                                                       ---------        ---------         ---------     ----------

                Income before income taxes                                 2,156            1,932             4,299         4,149

INCOME TAXES                                                                 647              582             1,289         1,246
                                                                       ---------        ---------         ----------    ---------

NET INCOME                                                            $    1,509       $    1,350        $    3,010    $    2,903
                                                                       =========        =========         =========     =========

PER SHARE DATA
    Basic earnings per common share                                   $    0.33        $     0.30        $     0.66    $     0.65
                                                                       =========        =========         =========     =========
    Diluted earnings per common share                                 $    0.32        $     0.30        $     0.64    $     0.64
                                                                       =========        =========         =========     =========
    Dividends declared                                                $  0.1375        $    0.135        $    0.275    $    0.270
                                                                       =========        =========         =========     =========

Basic weighted average shares outstanding                              4,530,280        4,459,286         4,545,386     4,448,684
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            4,694,879        4,565,503         4,725,275     4,531,232
                                                                       =========        =========         =========     =========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                        Six Months Ended
                                                                                                              June 30,
                                                                                                  ---------------------------

(Dollars in thousands)                                                                              2004               2003
                                                                                                    ----               ----

OPERATING ACTIVITIES
    Net Income                                                                                    $  3,010           $  2,903
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                     1,087              1,416
    Provision for loan losses                                                                          356                767
    Amortization of investment security premiums
           and accretion of discounts                                                                  432              1,084
    Amortization of deferred fees on loans                                                             172                187
    Investment securities gains, net                                                                   (53)              (259)
    Increase in other assets                                                                        (2,402)            (2,836)
    Increase in other liabilities                                                                      361                 56
                                                                                                   -------            -------

           Net cash provided by operating activities                                              $  2,963           $  3,318
                                                                                                   -------            -------

INVESTING ACTIVITIES
    Increase in loans                                                                              (67,561)           (15,249)
    Proceeds from sales of investment securities available-for-sale                                 13,940             47,076
    Proceeds from maturities of investment securities available-for-sale                            26,050             12,913
    Purchases of investment securities available-for-sale                                          (48,566)           (56,640)
    Purchase of premises and equipment, net                                                         (1,024)            (1,117)
                                                                                                   -------            -------
      Net cash used in investing activities                                                       $(78,161)          $(13,017)
                                                                                                   -------            -------

FINANCING ACTIVITIES
    Increase in Federal Home Loan Bank advances                                                     47,639              8,690
    Increase in deposits                                                                            22,106             13,873
    Cash dividends                                                                                  (1,255)            (1,203)
    Treasury stock transactions                                                                       (772)               583
                                                                                                   -------            -------

           Net cash provided by financing activities                                                67,718             21,943
                                                                                                   -------            -------

           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (7,480)            12,244

Cash and cash equivalents at beginning of period                                                    31,383             48,867
                                                                                                   -------            -------

Cash and cash equivalents at end of period                                                        $ 23,903           $ 61,111
                                                                                                   =======            =======





The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------
     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ending June 30, 2004.

2.       EARNINGS PER SHARE
         ------------------

Three Months ended June 30, 2004
--------------------------------
                                                                       Income                Shares                 Per Share
                                                                     (numerator)          (denominator)               Amount
                                                                     -----------          -------------               ------
Basic earnings per share
       Net income available to common stockholders                      $1,509              4,530,280                 $0.33
Effect of Dilutive Securities
       Options to purchase common stock                                     --                164,599                 (0.01)
Diluted earnings per share
       Net income available to common stockholders                      $1,509              4,694,879                 $0.32
                                                                         =====              =========                  ====

Year to Date June 30, 2004
--------------------------
                                                                       Income                Shares                 Per Share
                                                                     (numerator)          (denominator)               Amount
                                                                     -----------          -------------               ------
Basic earnings per share
       Net income available to common stockholders                      $3,010              4,545,386                 $0.66
Effect of Dilutive Securities
       Options to purchase common stock                                     --                179,889                 (0.02)
Diluted earnings per share
       Net income available to common stockholders                      $3,010              4,725,275                 $0.64
                                                                         =====              =========                  ====

Three Months ended June 30, 2003
--------------------------------
                                                                       Income                Shares                 Per Share
                                                                     (numerator)          (denominator)               Amount
                                                                     -----------          -------------                ------
Basic earnings per share
       Net income available to common stockholders                      $1,350              4,459,286                 $0.30
Effect of Dilutive Securities
       Options to purchase common stock                                     --                106,217                    --
Diluted earnings per share
       Net income available to common stockholders                      $1,350              4,565,503                 $0.30
                                                                         =====              =========                  ====



                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                   (UNAUDITED)

Year to Date June 30, 2003
--------------------------
                                                                       Income                Shares                 Per Share
                                                                     (numerator)          (denominator)               Amount
                                                                     -----------          -------------               ------
Basic earnings per share
       Net income available to common stockholders                      $2,903              4,448,684                 $0.65
Effect of Dilutive Securities
       Options to purchase common stock                                     --                 82,548                 (0.01)
Diluted earnings per share
       Net income available to common stockholders                      $2,903              4,531,232                 $0.64
                                                                         =====              =========                  ====

3.       COMPREHENSIVE INCOME
         --------------------
     Components of comprehensive income are presented in the following chart:

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                 ----------------------------       ------------------------
                                                                   2004              2003              2004          2003
                                                                 -------           --------          -------        -------

Unrealized gains on securities:
       Unrealized gains (losses) arising in period               $(2,781)          $  (13)           $(1,975)       $ (356)
       Reclassification adjustment                                    --              200                 53           259
       Net unrealized gains (losses)                              (2,781)             187             (1,922)          (97)
                                                                  ------            -----             ------         -----
Other comprehensive income before taxes                           (2,781)             187             (1,922)          (97)
Income tax expense                                                   706              (48)               488            25
                                                                  ------            -----             ------         -----
Other comprehensive income                                        (2,075)             139             (1,434)          (72)
                                                                  ------            -----             ------         -----
Comprehensive income (losses)                                    $  (566)          $1,489            $ 1,576        $2,831
                                                                  ======            =====             ======         =====

4.       JUNIOR SUBORDINATED DEBENTURES
         ------------------------------

     Management has determined that First Chester County Capital Trust I & II qualify as a variable interest entity under FASB Interpretation Number ("FIN") 46, as revised. First Chester County Capital Trust I & II issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. First Chester County Capital Trust I & II is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) "Consolidation of Variable Interest Entities," the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, as of June 30, 2004, the Corporation no longer consolidates First Chester County Capital Trust I & II. The deconsolidation results in the investment in the common stock of First Chester County Capital Trust I & II entity being included in other assets as of June 30, 2004 and a corresponding increase in outstanding debt of $465 thousand. In addition, the income received on the Corporation's common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the Corporation's financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the Corporation as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three-year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

5.       STOCK-BASED COMPENSATION
         ------------------------

     At June 30, 2004, the Corporation had one stock-based employee compensation plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table provides the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                           Three Months Ended               Six Months Ended
                                                                                June  30,                       June 30,
                                                                          --------------------          ----------------------

                                                                           2004           2003            2004           2003
                                                                           ----           ----            ----           ----

         Net income (in thousands)      As reported                       $ 1,509     $ 1,350            $ 3,010     $  2,903
         Stock-based compensation costs determined
           under fair value method for all awards                         $   (17)    $   (34)           $   (34)    $    (66)
                                                                           -------     ------            -------      -------
                                            Pro forma net income          $ 1,492     $ 1,316            $ 2,976     $  2,837

         Earnings per share (Basic)      As reported                      $  0.33     $  0.33            $  0.66     $   0.65
                                            Pro forma                     $  0.33     $  0.29            $  0.65     $   0.64
         Earnings per share (Diluted)   As reported                       $  0.32     $  0.30            $  0.64     $   0.64
                                            Pro forma                     $  0.32     $  0.29            $  0.63     $   0.63


         Note: There were no options granted during the three and six-month periods ended June 30, 2004.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment, an Amendment of FASB Statements No. 123 and APB No. 25," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement, which would be effective for fiscal years beginning after December 15, 2004, would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. The Corporation is currently evaluating this proposed statement and its effects on its results of operations.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

6.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

     The SEC recently released Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," ("EITF 03-1"). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's financial statements for the year ended December 31, 2003. In March 2004, the EITF issued Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, The First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head II, LLC, First Chester County Capital Trust I and First Chester County Capital Trust II, (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

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

     These risks and uncertainties include, but are not limited to, the following:

     o loan growth and/or loan margins may be less than expected due to competitive pressures in the banking industry and/or changes in the interest rate environment;

     o general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses;

     o costs  of  the  Corporation's  planned  training   initiatives,   product
       development, branch expansion, new technology and operating systems may exceed expectations;

     o competition  among  financial  and  non-financial   institutions  in  the
       Corporation's market area that may result in customer turnover and lower interest rate margins;

     o changes in the regulatory environment, securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, and interest rate margins;

     o impact of changes in interest rates on customer behavior;

     o the impact of changes in demographics on branch locations;

     o technological changes;

     o changes in the value of securities and investments managed for others may affect the growth level of the Corporation's non-interest income;

     o changes in the credit of our borrowers, the collateral securing assets or other aspects of credit quality; and

     o our ability to manage the risks involved in the foregoing.

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three-month period ended June 30, 2004 was $1.51 million, an increase of $159 thousand or 11.78% from $1.35 million for the same period in 2003. Net income for the six-month period ended June 30, 2004 was $3.01 million, an increase of $107 thousand or 3.69% from $2.903 million for the same period in 2003. Basic earnings per share was $0.33 and $0.66 for the three and six-month periods ended June 30, 2004, respectively, compared to $0.30 and $0.65 for the same periods in 2003. Cash dividends declared during the second quarters of 2004 were $0.1375 and $0.275 per share for the three and six-month periods compared to $0.135 per share and $0.270 per share for the three- and six-month periods ended June 30, 2003. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

     Earnings benefited from increases in net interest income as the volume of interest-earning assets, primarily in loans, increased for both the three and six-month periods. These increases were partially offset by both an increase in non-interest expense and a decrease in non-interest income when compared to the same periods last year. The specific components of net interest income, non-interest income and expense are discussed on the following pages.

     Additionally, earnings for the three and six-month periods ended June 30, 2004 benefited from a lower provision expense for loan and lease losses when compared to the three and six-month periods ended June 30, 2003. The corporation was able to charge this lower expense and still maintain the allowance for loan and lease losses at a level that management believes will be adequate to absorb loan losses on existing loans because in June of 2004, the corporation recovered $795 thousand on a commercial loan that was previously charged off.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                                 ------------------------            --------------------
                                                                 2004              2003               2004           2003
                                                                 ----              ----               ----           ----

           SELECTED RATIOS
           Return on Average Assets                              0.82%              0.83%             0.84%         0.91%
           Return on Average Equity                             11.48%             10.65%            11.44%        11.58%
           Net Interest Margin                                   4.21%              4.28%             4.28%         4.30%
           Earnings Retained                                    58.65%             55.41%            58.36%        58.59%
           Dividend Payout Ratio                                41.35%             44.59%            41.64%        41.41%
            Book Value Per Share                                $11.40             $11.37            $11.40        $11.37

     The "Consolidated Average Balance Sheet" on pages 18 and 19 may assist the reader in understanding the following discussion.


                               NET INTEREST INCOME


     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-months ended June 30, 2004 on a tax equivalent basis, increased 12.7% to $7.3 million from $6.5 million in the same period last year. For the six-months ended June 30, 2004, net interest income increased 11.8% to $14.4 million from $12.9 million in the same period last year. The increase in tax equivalent net interest income for both periods is primarily due to increases in average interest-earning assets and lower average yields paid on interest-bearing liabilities, partially offset by decreases in the average interest rates earned on interest-earning assets and an increase in average interest-bearing liabilities, as discussed more fully below.

     Average interest-earning assets increased approximately $88.0 million or 14.5% to $695.0 million for the three-months ended June 30, 2004 from $607.0 million in the same period last year. For the six months ended June 30, 2004, average interest-earning assets increased approximately $73.4 million or 12.2% to $674.7 million from $601.3 million in the same period last year. The increase in average interest-earning assets for the three-month period ended June 30, 2004 was the result of a 22.8% or $102.3 million increase in average total loans and an 8.0% or $10.2 million increase in average investment securities, partially offset by an 86.3% or $25.0 million decrease in average federal funds sold and other overnight investments. For the six-month period ended June 30, 2004, the increase was the result of a 20.4% or $90.4 million increase in average total loans and 4.70% or $6.0 million increase in average investment securities partially offset by an 80.1% or $23.3 million decrease in average federal funds sold and other overnight investments. Higher volume of interest-earning assets increases interest income.

     Average interest-bearing liabilities increased approximately $69.7 million or 14.4% to $554.5 million for the three-months ended June 30, 2004, from $484.8 million in the same period last year. For the six-month ended June 30, 2004, average interest-bearing liabilities increased $56.0 million or 11.6% to $538.5 million from $482.5 million in the same period last year. The increase in average interest-bearing liabilities for the three-month period was the result of a $10.3 million or 2.3% increase in interest-bearing deposits and $48.9 million or 211.0% increase in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the six-month period was the result of an $11.5 million or 2.5% increase in interest-bearing deposits and $34.2 million or 149.8% increase in FHLB advances and other borrowings and additional funds from the issuance of a trust preferred security. Higher volume of interest-bearing liabilities increases interest expense, thus decreasing net interest income.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

     The average net yield on interest-earning assets, on a tax equivalent basis for the three-months ended June 30, 2004 decreased 1.64% or 7 basis points (one basis point is equal to 1/100 of a percent) to 4.21% from 4.28% in the same period last year. For the six-month period ended June 30, 2004, net yield on interest earning assets decreased 0.47% or 2 basis points to 4.28% from 4.30% in the same period in 2003. The average yield on interest-earning assets for the three-month period ended June 30, 2004 decreased 3.5% or 19 basis points to 5.28% from 5.47% in the same period last year. For the six-month period ended June 30, 2004, average yield on interest-earning assets decreased 4.0% or 22 basis points to 5.33% compared to 5.66% for the same period in 2003. The average yield paid on interest-bearing liabilities for the three-month period ended June 30, 2004 decreased 10.0% or 15 basis points to 1.35% compared to 1.50% for the same period in 2003. For the six-month period ended June 30, 2004, average yield paid on interest-bearing liabilities decreased 16.0% or 25 basis points to 1.31% compared to 1.56% for the same period in 2003. The decrease is due to the lowering of interest rates paid on deposit accounts. Interest rates and pricing competition may continue to put pressure on our net-interest margin and may adversely impact net-interest income in future time periods.



               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                       Three Months Ended             Six Months Ended
                                                                             June 30,                       June 30,
                                                                 ---------------------------       ---------------------
                                                                   2004             2003              2004          2003
                                                                 -------           ------            ------        ------

           YIELD ON
           Interest-Earning Assets                               5.28%              5.47%             5.33%         5.55%
           Interest Bearing Liabilities                          1.35%              1.50%             1.31%         1.56%
                                                                 -----              -----             -----         -----
           Net Interest Spread                                   3.93%              3.97%             4.02%         3.99%
           Contribution of Interest-Free Funds                   0.28%              0.31%             0.26%         0.31%
                                                                 -----              -----             -----         -----
           Net Yield on Interest-Earning Assets                  4.21%              4.28%             4.28%         4.30%
                                                                 =====              =====             =====         =====


      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on Federal Funds sold and other overnight investments for the three and six-month periods ended June 30, 2004, decreased $79 thousand and $152 thousand to $10 thousand and $29 thousand, respectively, when compared to the same periods in 2003. The decrease in interest income on Federal Funds sold and other overnight investments is the direct result of an 86.3% and 80.1% decrease in the average balance of Federal Funds sold and other overnight investments for the three and six- month periods ended June 30, 2004, respectively as well as an 18.7% or 23 basis points and 20.0% or 25 basis points decrease on rates earned. The decrease in the average balance of Federal Funds sold and overnight investments can be attributed to strong loan growth in the latter part of 2003 as well as the first six months of 2004. Loans and investment securities typically yield higher returns than investments in Federal Funds.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities increased 37.5% to $1.4 million for the three-month period ended June 30, 2004, and increased 24.0% to $2.8 million for the six-month period ended June 30, 2004, respectively, when compared to the same periods in 2003. The increase for the three-month period is primarily due to a 27.5% or 89 basis point increase on interest rates on such investments as well as an 8.0% or $10.2 million increase in average investment balance. The increase for the six-month period ended June 30, 2004 is the result of an 18.3% or 65 basis point increase on interest rates on such investments compared to the same period last year as well as a 4.7% or $6.0 million increase in average investment balance.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                       INTEREST INCOME ON LOANS AND LEASES

     Interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 7.8% and 6.3% to $7.7 million and $15.1 million for the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003, respectively. The increase in interest income for these periods is the direct result of a $102.3 million or 22.8% and $90.4 million or 20.4% increase in the average balance of loans and leases outstanding compared to the same period in 2003 partially offset by a 12.2% or 78 basis point and 11.6% or 76 basis point decrease in rates earned on the portfolio as compared to last year.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts decreased 24.0% and 27.3% for the three- and six-month periods ended June 30, 2004 to $1.2 million and $2.4 million, compared to $1.6 million and $3.3 million for the same periods in 2003. The decrease for the three-month period is primarily the result of a 25.4% or 35 basis point decrease on rates paid on interest-bearing deposits partially offset by a 2.3% or $10.3 million increase in the average interest-bearing deposits balance. The decrease for the six-month period is primarily the result of a 29.2% or 42 basis point decrease on rates paid on interest-bearing deposits partially offset by a 2.5% or $11.5 million increase in the average interest-bearing deposits balance compared to the same period last year. The Corporation's effective rate on interest-bearing deposits decreased to 1.03% for the three-month period ended June 30, 2004 from 1.38% in 2003. The Corporation's effective rate on interest-bearing deposits decreased to 1.02% for the six-month period ended June 30, 2004 from 1.44% in 2003. The June 30, and August 10, 2004 Federal Funds rate increases of 25 basis points each may put upward pressure on this component of interest expense.

     Competition for deposits from non-banking institutions such as credit unions and mutual fund companies continues to be a strong. Despite the competition, the Corporation's deposit base continues to grow and is expected to continue to grow as we continue to open new branches and attract new customers with new services at existing branches. The Corporation continually explores for new branch sites to expand its core deposit base.

                         INTEREST EXPENSE ON BORROWINGS

     Borrowings consist primarily of Federal Home Loan Bank ("FHLB") borrowings. Interest expense on borrowings increased $319 thousand to $497 thousand for the three-month period ended June 30, 2004 from $178 thousand when compared to the same period in 2003. The increase is the direct result of a $48.9 million increase in the average balance of such borrowings partially offset by a 10.1% or 31 basis point decrease in rates paid on these borrowings for the three-month period ending June 30, 2004 when compared to the same period last year. Interest expense on borrowings increased $463 thousand to $821 thousand for the six-month period ended June 30, 2004 from $358 thousand when compared to the same period in 2003. The increase is a direct result of a $34.2 million or 149.8% increase in the average balance of borrowings partially offset by an 8.3% or 26 basis point decrease on rates paid on borrowings for the six-moth period ended June 30, 2004. The increase in the level of borrowings for the three and six-month periods is the direct result of the strong loan growth the Corporation has experienced over that period. The borrowings are being used to supplement the growth in deposits. Borrowing currently is an easy and inexpensive option when compared to other alternatives. As a long term solution, the Corporation is pursuing several initiatives to increase its deposit base. Initiatives include researching and opening new branch sites, introducing new deposit products and targeted marketing campaigns. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

               INTEREST EXPENSE ON JUNIOR SUBORDINATED DEBENTURES

     Interest expense on trust preferred securities increased $106 thousand to $172 thousand for the three-month period ended June 30, 2004 from $66 thousand when compared to the same period last year. For the six-month period

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

ended June 30, 2004, interest expense on trust preferred securities increased $208 thousand from $129 thousand to $337 thousand when compared to the same period last year. In accordance with FIN 46, this interest expense was classified as "Junior Subordinated Debt" in 2004 and "Guaranteed Preferred Beneficial Interest in Corporation's Subordinated Debentures" in 2003. For more details on FIN 46, see note #4 of the notes to consolidated financial statements on page 8. The increase in interest expense on trust preferred securities was primarily due to the additional issuance of $10.0 million trust preferred securities in October 2003 to enhance capital.

                       PROVISION FOR LOAN AND LEASE LOSSES

     During the three and six-month periods ended June 30, 2004, the Corporation recorded a $56 thousand and a $356 thousand provision for loan losses compared to a $373 thousand and a $767 thousand for the same periods in 2003. The allowance for loan losses as a percentage of total loans was 1.14% at June 30, 2004, 1.33% at June 30, 2003 and 1.15% at December 31, 2003, respectively. See the section titled "Allowance For Loan and Lease Losses" for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income decreased 13.9% to $2.3 million for the three-month period ended June 30, 2004 when compared to the same period in 2003. For the six- month period ended June 30, 2003, total non-interest income decreased 15.4% to $4.7 million when compared to the same period in 2003. The various components of non-interest income are discussed below.

     One of the primary reasons for the decrease in total non-interest income is that in 2003, the Corporation sold its Credit Card portfolio to Elan Financial Services and recognized a gain of $306 thousand. This was a one-time transaction and there was no comparable transaction in 2004 and only a residual portion of the 2003 gain of $34 thousand. Also, gains and fee income generated on the sale of residential mortgages for the three and six-month period ended June 30, 2004 decreased $294 thousand and $614 thousand from $394 thousand and $804 thousand to $100 thousand and $190 thousand compared to the same period last year, respectively. The decrease is primarily due to higher long term interest rates which led to a lower volume of originations of residential mortgages in 2004 compared to the same periods in 2003.

     The largest component of non-interest income is Trust and Investment Services revenue, which increased 0.6% and 10.3% to $875 thousand and $1.8 million for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in Trust and Investment Services revenue is the result of new business accounts and a 5.4% increase in the market value of assets under management, from $515.7 million at June 30, 2003 to $543.5 million at June 30, 2004. Trust and Investment Services revenue also increased due to an increase in estate revenue recognized during the six-month period of 2004.

     Service charges on deposit accounts increased approximately 0.6% to $515 thousand for the three-months ended June 30, 2004 compared to $512 thousand for the same period in 2003. For the six-month period ended June 30, 2004, service charges on deposit accounts decreased 0.6% to $1.04 million compared to $1.05 million for the same period in 2003.

     There were no investment security gains for the three-month period ended June 30, 2004. For the six-month period ended June 30, 2004, investment security gains decreased $206 thousand from $259 thousand to $53 thousand, when compared to the same period in 2003. The gains in 2003 were realized as a result of normal portfolio management.

     The Corporation has operating lease agreements with several of our customers; the income on these leases is classified as "Rental Income". Rental income on operating lease agreements for the three and six-month period ended June 30, 2004 decreased 2.6% and 14.1% to $191 thousand and $384 thousand from $196 thousand and $447 thousand when compared to the same periods in 2003. The Corporation did not add any significant volume of these types of leases in 2003 or 2004 resulting in lower income. See related depreciation expense in the non-interest expense section for more details.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued


     Gains on sale of premises and OREO were $24 thousand and $48 thousand for the three and six-month periods ended June 30, 2004. There were no gains on sale of premises and OREO for the same period in 2003.

     Other non-interest income increased $92 thousand or 17.6% to $616 thousand for the three-months ended June 30, 2004 compared to $524 thousand for the same period in 2003. For the six-month period ended June 30, 2004, other non-interest income increased $86 thousand or 8.2% when compared to the same period in 2003. Other non-interest income includes ATM surcharge revenue, merchant income, safe deposit box income, loan fee income, wealth advisory income, rental income, management fees, notary fee income, and other miscellaneous income. Increases in wealth advisory income were the largest component of the increases in non-interest income for both periods.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three and six-month periods ended June 30, 2004 increased 7.1% to $7.3 million and 5.7% to $14.2 million, compared to the same periods in 2003. The various components of non-interest expense are discussed below.

     Employee salaries and benefits increased 4.2% to $4.0 million and 4.8% to $7.9 million for the three-month and six-month periods ended June 30, 2004 compared to the same periods in 2003, respectively. Higher employment and annual employee salary increases and proportional increases in employee benefits are primarily responsible for the three- and six-month increase. At June 30, 2004, the Corporation employed 268 full time and 24 part time employees compared to 253 full time and 46 part time employees at June 30, 2003.

     Net occupancy, equipment, and data processing expense decreased 4.2% and 7.8% to $1.3 million and $2.7 million for the three and six-month periods ended June 30, 2004, compared to the same periods last year, respectively. The decreases are primarily the result of decreases in depreciation on core data processing systems and hardware expense.

     Depreciation on operating leases decreased 1.8% and 0.6% to $164 thousand and $336 thousand for the three- and six-month periods ended June 30, 2004, compared to the same periods last year, respectively. The decrease is a result of lower volume of new leases. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

     Professional services expense increased 13.0% and 21.6% to $286 thousand and $620 thousand for the three and six-month periods ended June 30, 2004 compared to the same periods in 2003, respectively. The increases are the result of increased consultant, accounting, and legal fees.

     Other non-interest expense increased 30.2% and 14.9% to $1.4 million and $2.4 million for the three- and six-month period ended June 30, 2004 compared to the same periods last year, respectively. Other non-interest expense includes marketing expenses, annual meeting and reports, trust processing, postage, directors' costs, bank telephone, dues and subscriptions, travel and mileage, operating supplies and adjusted loan costs. Increases in marketing expenses were the largest components of the increases in non-interest expense for both periods.

     In June 2004, the Corporation opened its 18th branch at the Freedom Village at Brandywine retirement community in West Brandywine Township. The Corporation has bought a property in Southern Chester County area and expects to open a new branch in the next year. The Corporation anticipates an increase in deposit base as we open new branches. This and other new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                            2004                                       2003
                                                      ------------------------------           ------------------------------

                                                        Daily                                   Daily
                                                       Average                                 Average
                                                       Balance      Interest    Rate           Balance       Interest    Rate
                                                       -------      --------    ----           -------       --------    ----

ASSETS
Federal funds sold and other overnight investments    $  3,982      $    10     1.00%          $ 29,009       $   89     1.23%
Interest bearing deposits in banks                         766            1     0.52%               296            1     1.35%
Investment securities
Taxable                                                114,626        1,164     4.06%           119,763          943     3.15%
    Tax-exempt (1)                                      24,409          270     4.43%             9,024          100     4.41%
                                                       -------       ------                     -------        -----
        Total investment securities                    139,035        1,434     4.13%           128,787        1,043     3.24%
                                                       -------       ------                     -------        -----
Loans (2)
    Taxable                                            542,573        7,613     5.61%           442,242        7,061     6.39%
    Tax-exempt (1)                                       8,688          123     5.65%             6,699          114     6.81%
                                                       -------       ------                     -------        -----
        Total loans                                    551,261        7,736     5.61%           448,941        7,175     6.39%
                                                       -------       ------                     -------        -----
        Total interest-earning assets                  695,044        9,181     5.28%           607,033        8,308     5.47%
Non-interest earning assets
    Allowance for possible loan losses                  (6,159)                                  (6,479)
    Cash and due from banks                             22,380                                   25,030
    Other assets                                        22,993                                   22,222
                                                      --------                                  -------
        Total assets                                 $ 734,258                                 $647,806
                                                      ========                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOW & money market deposits                 $ 355,647      $   518     0.58%          $333,905       $  672     0.81%
Certificates of deposits and other time                111,283          679     2.44%           122,723          902     2.94%
                                                      --------       ------                     -------        -----
   Total interest bearing deposits                     466,930        1,197     1.03%           456,628        1,574     1.38%
Securities sold under repurchase agreements                 --           --       --                 --           --       --
Junior subordinated debentures                          15,465          172     4.45%                --           --       --
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                   --            --     0.00%             5,000           66     5.28%
Federal Home Loan Bank advances and
      other borrowings                                  72,096          497     2.76%            23,180          178     3.05%
                                                      --------       ------                     -------        -----

   Total interest bearing liabilities                  554,491        1,866     1.35%           484,808        1,818     1.50%
                                                      --------       ------                     -------        -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits               123,801                                  107,095
    Other liabilities                                    3,385                                    5,181
                                                      --------                                  -------
        Total liabilities                              681,677                                  597,084
Stockholders' equity                                    52,581                                   50,722
                                                      --------                                  -------
        Total liabilities and stockholders' equity   $ 734,258                                 $647,806
                                                      ========                                  =======
Net interest income                                                 $ 7,315                                   $6,491
                                                                     ======                                    =====
Net yield on interest earning assets                                            4.21%                                    4.28%
                                                                                ====                                     =====



(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA penalty for 2004 and 2003
(2) Non-accruing loans are included in the average balance.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED JUNE 30,



(Dollars in thousands)                                            2004                                         2003
                                                     ---------------------------------        ---------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate

ASSETS
Federal funds sold and other overnight investments   $   5,780     $     29      1.00%        $  29,058     $    181     1.25%
Interest bearing deposits in banks                         569            2      0.70%              269            2     1.49%
Investment securities
Taxable                                                109,410        2,268      4.15%          122,853        2,151     3.50%
    Tax-exempt (1)                                      24,618          554      4.50%            5,131          124     4.83%
                                                      --------      -------                   ---------      -------
        Total investment securities                    134,028        2,822      4.21%          127,984        2,275     3.56%
                                                      --------      -------                    --------      -------
Loans (2)
    Taxable                                            525,530       14,860      5.66%          438,295       14,011     6.39%
    Tax-exempt (1)                                       8,811          254      5.76%            5,665          204     7.20%
                                                      --------      -------                   ---------      -------
        Total loans                                    534,341       15,114      5.66%          443,960       14,215     6.40%
                                                      --------      -------                     -------       ------
Total interest-earning assets                          674,718       17,967      5.33%          601,271       16,673     5.55%
Non-interest earning assets
    Allowance for possible loan losses                  (6,059)                                  (6,475)
    Cash and due from banks                             22,164                                   24,679
    Other assets                                        22,779                                   21,747
                                                      --------                                ---------
        Total assets                                 $ 713,602                                $ 641,222
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                $ 355,139     $  1,015      0.57%        $ 330,959     $  1,399     0.85%
Certificates of deposits and other time                110,877        1,362      2.46%          123,484        1,870     3.03%
                                                      --------      -------                    --------      -------
Total interest bearing deposits                        466,016        2,377      1.02%          454,443        3,269     1.44%
Securities sold under repurchase agreements                 --           --        --               268            3     2.24%
Junior subordinated debentures                          15,465          337      4.36%               --           --        --
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                    --           --        --             5,000          129     5.16%
Federal Home Loan Bank advances and
                                                                                                     --
     other borrowings                                   57,013          821      2.88%           22,823          358     3.14%
                                                      --------      -------                    --------      -------
   Total interest bearing liabilities                  538,464        3,535      1.31%          482,534        3,759     1.56%
                                                      --------      -------                     -------      -------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               118,604                                  103,277
    Other liabilities                                    3,842                                    5,263
                                                      --------                               ----------
        Total liabilities                              660,910                                  591,074
Stockholders' equity                                    52,692                                   50,148
                                                      --------                                ---------
        Total liabilities and stockholders' equity   $ 713,602                                $ 641,222
                                                      ========                                 ========
Net interest income                                                $ 14,432                                 $ 12,914
                                                                    =======                                  =======
Net yield on interest earning assets                                             4.28%                                   4.30%
                                                                                 ====                                    ====


(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA penalty for 2004 and 2003.
(2) Non-accruing loans are included in the average balance.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

     Income tax expense for the three and six-month periods ended June 30, 2004 was $647 thousand and $1.3 million, compared to $582 thousand and $1.2 million in the same periods last year. This represents effective tax rates of 30.0% for both periods ended June 30, 2004. The effective tax rate for the three and six-month periods ended June 30, 2003 were 30.1% and 30.0%, respectively.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from deposit growth, FHLB borrowings and cash flow from the investment and loan portfolios. Deposits consist of NOW, money-market, savings, tiered savings, large and small dollar certificates of deposit and non-interest bearing demand deposit accounts. The Corporation considers funds from demand, NOW, money market, savings and certificates less than $100 thousand as "core" deposits because of the historical stability of such sources of funds. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

                                DEPOSIT ANALYSIS

(Dollars in thousands)                        June 30, 2004                December 31, 2003              Average Balance
                                      ---------------------------      -------------------------     ------------------------
                                      Average         Effective        Average         Effective      Dollar       Percentage
DEPOSIT TYPE                          Balance           Yield          Balance           Yield       Variance       Variance
------------                          -------         ----------       ---------       ----------    --------      ----------

NOW Accounts                         $ 95,200           0.16%          $ 88,518            0.19%      $ 6,682        7.55%
Money Market                           26,973           0.50%            26,051            0.70%          922        3.54%
Statement Savings                      65,883           0.54%            63,032            0.77%        2,851        4.52%
Other Savings                           1,403           0.43%             1,522            0.79%         (119)      -7.82%
CD's Less than $100,000                87,998           2.29%            96,773            2.93%       (8,775)      -9.07%
                                      -------                           -------                        ------

Total Core Deposits                   277,457           0.96%           275,896            1.33%        1,561        0.57%

Non-Interest Bearing
Demand Deposit Accounts               118,574             --            107,334              --        11,240       10.47%
                                      -------                           -------                        ------

Total Core and Non-Interest
  Bearing Deposits                    396,031           0.67%           383,230            0.96%       12,801       3.34%
                                      -------                           -------                        ------

Tiered Savings                        165,689           0.83%           159,220            1.04%        6,469       4.06%
CD's Greater than $100,000             22,870           3.10%            22,365            2.48%          505       2.26%
                                      -------                           -------                        ------

Total Deposits                       $584,590           0.81%          $564,815            1.04%      $19,775       3.50%
                                      -------                           -------                        ------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued


     The Bank, as a member of the FHLB, maintains several credit facilities. During the three and six-month periods ending June 30, 2004, average FHLB advances were approximately $72.1 million and $57.0 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 2.76% and 2.88%, respectively. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $135.3 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock. FHLB advances increased significantly during the first and second quarter of 2004 as they were used to supplement deposit growth to support strong loan growth.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $222.4 million or 29.3% of total assets at June 30, 2004 compared with a negative $154.3 million or 23.2% of total assets at June 30, 2003. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 2004


(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                ------------    ----------        ------------      ---------       -------

ASSETS
    Investment securities                      $     40,168     $    50,300       $    47,749      $        --       $138,217
    Interest bearing deposits in banks                  298              --                --               --            298
    Loans and leases                                225,882         257,328            96,596           (6,626)       573,180
    Cash and cash equivalents                            --              --                --           23,605         23,605
    Premises & equipment                                 --              --                --           13,105         13,105
    Other assets                                         --              --                --           10,924         10,924
                                                -----------     -----------        ----------        ---------     ----------
       Total assets                            $    266,348    $    307,628       $   144,345      $    41,008    $   759,329
                                                ===========     ===========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $    440,879     $    32,855       $        --      $        --    $   473,734
    Non-interest bearing deposit                         --              --                --          125,686        125,686
    FHLB advances and other
       borrowings                                    32,222          53,760             2,200               --         88,182
    Junior Subordinated Debt                         15,465              --                --               --         15,465
    Other liabilities                                   133              --             4,831               --          4,964
    Capital                                             --               --                --          51,298          51,298
                                                -----------       ---------         ---------        --------      ----------
       Total liabilities & capital             $    488,699     $    86,615       $     7,031      $  176,984     $   759,329
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (222,351)     $   221,013       $   137,314      $ (135,976)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (222,351)     $   (1,338)       $   135,976      $        --    $        --
                                                ==========       =========         ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                -29.3%           -0.2%             17.9%
                                                 ==========      =========          =========



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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                         Three Months                     Six Months
                                                                             Ended                           Ended
                                                                            June 30,                        June 30,
                                                                  --------------------------       ---------------------------
(Dollars in thousands)                                                2004            2003           2004            2003
                                                                      ----            ----           ----            ----

Balance at beginning of period                                    $    6,000      $    6,389       $    5,864      $    6,230
                                                                   ---------       ---------        ---------       ---------

Provision charged to operating expense                                    56             373              356             767
                                                                   ---------       ---------        ---------       ---------

    Recoveries of loans previously charged-off                           857              24              897             144
    Loans charged-off                                                   (284)           (630)            (491)           (985)
                                                                   ---------       ---------        ---------       ---------

Net recoveries (loans charged-off)                                       573            (606)            406             (841)
                                                                   ---------       ---------        --------        ---------

Balance at end of period                                          $    6,626      $    6,156       $   6,626       $    6,156
                                                                   =========       =========        ========        =========
Period-end loans outstanding                                      $  579,806      $  462,438       $ 579,806       $  462,438
Average loans outstanding                                         $  551,261      $  448,941       $ 534,341       $  443,960
Allowance for loan losses as a
  Percentage of period-end loans outstanding                            1.14%           1.33%           1.14%            1.33%

Net charge-offs to average loans
    Outstanding                                                        -0.10%           0.13%          -0.08%            0.19%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing loans are primarily collateralized by real estate and are in the process of collection. As of June 30, 2004, the level of non-performing loans has decreased $2.5 million from June 30, 2003, and non-performing loans decreased $1.7 million from December 31, 2003.

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

     In June of 2004, the Corporation recovered $795 thousand on a commercial loan that was previously charged off. This recovery allowed the Corporation to charge a lower provision expense than prior periods and still maintain the allowance for loan loss at a level that management believes will be adequate to absorb loan losses on existing loans.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

                                                                                       June 30,                      December 31,
                                                                               -------------------------             ------------
(Dollars in thousands)                                                            2004             2003                  2003
                                                                                 ------           ------                ------


Past due over 90 days and still accruing                                       $     16         $    600            $      597

Non-accrual loans                                                                 1,947            3,883                 3,093
                                                                                -------          -------              --------

Total non-performing loans                                                        1,963            4,483                 3,690

Other real estate owned                                                           1,523            3,218                   965
                                                                                -------          -------              --------

Total non-performing assets                                                    $  3,486         $  7,701             $   4,655
                                                                                =======          =======              ========

Non-performing loans as a percentage of total loans (gross)                        0.34%            0.97%                 0.72%

Allowance for loan losses as a
   percentage of non-performing loans                                            337.54%          137.32%               158.92%

Allowance for loan losses as a
   percentage of total loans and other real estate owned                           1.14%            1.65%                 0.91%

Allowance for loan losses as a percentage of non-performing assets               190.07%           79.94%               125.97%

     The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at June 30, 2004. Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Corporation acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     The Corporation examines commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $1.9 million, $3.1 million, and $3.9 million at June 30, 2004, December 31, 2003, and June 30, 2003 respectively. The associated allowance for impaired loans was $191 thousand, $309 thousand and $388 thousand at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

     For the three and six-month period ended June 30, 2004, activity in the allowance for impaired loan losses include a provision of $24 thousand and $43 thousand, charge offs of $17 thousand and $25 thousand, recoveries of $3 thousand and $3 thousand, respectively. Contractual interest amounted to $41 thousand for the three-months ended June 30, 2004 and $93 thousand for the six-months ended June 30, 2004. Cash collected on loans for the three-month and six-month period ended June 30, 2004 was $414 thousand and $863 thousand, respectively. The amount applied to principal was $410 thousand and $836 thousand for the three and six- month period, respectively, of which $4 thousand and $27 thousand was applied to interest for the three and six-month period ended June 30, 2004, respectively.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS - Continued

     For the three-month and six-month period ended June 30, 2003, activity in the allowance for impaired loan losses include a provision of $325 thousand and $528 thousand, charge offs of $60 thousand and $90 thousand, respectively, and recoveries of $20 thousand and $30 thousand, respectively. Contractual interest amounted to $94 thousand for the three months ended June 30, 2003 and $198 thousand for the six-months ended June 30, 2003. Cash collected on loans for the three-month and six-month period ended June 30, 2004 was $1.3 million and $2.0 million, respectively. The amount applied to principal was $1.0 million and $1.7 million for the three- and six-month period ended June 30, 2003, of which $23 thousand and $47 thousand was applied to interest, respectively.


                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2003, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

     The decrease in the Corporation's capital ratio from December 31, 2003 to June 30, 2004 are due to changes in unrealized gains or losses on securities held for sale and to the repurchasing of outstanding shares of the Corporation's common stock.


RISK-BASED                                          June 30,                   December 31,             "Well Capitalized"
CAPITAL RATIOS                             ------------------------            ------------                 Requirements
--------------                             2004               2003                  2003                 ------------------
                                           ----               ----                  ----

    Corporation
    -----------
Leverage Ratio                             9.18%              8.42%                 9.71%                        N/A
Tier I Capital Ratio                      10.94%             10.67%                12.01%                        N/A
Total Risk-Based Capital Ratio            12.02%             11.87%                13.07%                        N/A

       Bank
       ----
Leverage Ratio                             8.57%              7.71%                 8.68%                       5.00%
Tier I Capital Ratio                      10.19%              9.77%                10.72%                       6.00%
Total Risk-Based Capital Ratio            11.26%             10.98%                11.79%                      10.00%

     The Corporation is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2003 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2003 with the SEC via EDGAR. Please refer to the "Management's Discussion and Analysis" section on pages 18-30 of the Corporation's 2003 Annual Report for additional information.

ITEM 4. CONTROLS AND PROCEDURES

o    Certifications. Included with this Quarterly Report as Exhibits 31.1, 31.2,
     31.3 and 31.4 are four certifications (the "Section 302 Certifications"), one by each of our principal executive and financial officers (the "Principal Officers") and our President and Assistant Treasurer. This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the
     Section 302 Certifications for a more complete understanding of the topics presented.

o Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that as of the end of the quarter covered by this Report, the Principal Officers evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

o Evaluation of Our Internal Control Over Financial Reporting. The SEC also requires that the Principal Officers certify certain matters regarding our internal control over financial reporting.

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

o Limitations on the Effectiveness of Controls. Our management, including the Principal Officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

o Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), the Corporation's management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

o Changes in Internal control over financial reporting. As required by Rule 13a-15(d), the Corporation's management, including the Principal Officers conducted an evaluation of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
            --------------------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                            (a)             (b)               (c)                            (d)
                                          Total           Average        Total Number of           Maximum Number (or
                                          Number of       Price          Shares (or Units)         Approximate Dollar Value)
                                          Shares (or      Paid           Purchased as Part         of Shares (or Units) that
                                          Units)          Per Share      of Publicly Announced     May Yet Be Purchased Under
                                          Purchased       (or Unit)      Plans or Programs         the Plans or Programs

    April 1 to April 30, 2004                   --             --                --                    $8,394,706

    May 1 to May 31, 2004                   12,000         $24.62            12,000                    $8,099,303

    June 1 to June 30, 2004                 30,500         $23.16            30,500                    $7,392,893

    Total                                   42,500         $23.89            42,500                    $7,392,893


Note: All of the foregoing shares were purchased pursuant to the Corporation's program to repurchase up to $10.0 million of the Corporation's common stock that was publicly announced on October 16, 2003.


Item 3.     Defaults upon Senior Securities
            -------------------------------
                  None

Item 4.     Submission of Matters to Vote of Security Holders
            -------------------------------------------------
                  None

Item 5.     Other Information
            -----------------
                  None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
(a)      Exhibits
         --------
         3(i).*   Certificate of Incorporation.  Copy of the Corporation's
         Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

* Indicates document previously filed


(b)      Reports on Form 8-K

         A Form 8-K was filed with the SEC on April 19, 2004 pertaining to a press release announcing the First Quarter 2004 earnings (the "First 8-K").

         A Form 8-K was filed with the SEC on April 27, 2004 pertaining to actions taken at the annual meeting of shareholders.

         A Form 8-K/A was filed with the SEC on June 30, 2004 to amend the First 8-K to correctly report the information included in the First 8-K under
         Item 12.

         A Form 8-K was filed with the SEC on July 26, 2004 pertaining to a press release announcing the Second Quarter 2004 earnings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION


                                            John A. Featherman III


August 13, 2004                             /s/ John A Featherman III
                                            -------------------------
                                            John A. Featherman III
                                            Chief Executive Officer



                                            J. Duncan Smith


August 13, 2004                             /s/ J. Duncan Smith
                                            -------------------
                                            J. Duncan Smith
                                            Treasurer
                                            (Principal Accounting and Financial
                                             Officer)

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


* Indicates document previously filed