Form 10-Q
period 2004-09-30
FIRST CHESTER COUNTY CORP
filed 2004-11-16
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------
                                       OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X -

The number of shares outstanding of Common Stock of the Registrant as of November 9, 2004 was 4,557,478.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 -  Financial Statements
                             Consolidated Statements of Condition
                             September 30, 2004 (unaudited) and December 31, 2003                                         4


                             Consolidated Statements of Income
                             Three and Nine-Months Ended September 30, 2004 and 2003 (unaudited)                          5


                             Consolidated Statements of Cash Flows
                             Nine-Months Ended September 30, 2004 and 2003 (unaudited)                                    6


                             Notes to Consolidated Financial Statements (unaudited)                                    7-10


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                          11 - 25

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  26

                  Item 4 -  Controls and Procedures                                                                 26 - 27


Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           28
                  Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                                 28
                  Item 3 -   Defaults upon Senior Securities                                                             28
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         28
                  Item 5 -   Other Information                                                                           28
                  Item 6 -   Exhibits                                                                                    29

                  Signatures                                                                                             30
                  Exhibit Index                                                                                          31
                  Exhibits                                                                                          32 - 39



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                        (Unaudited)
(Dollars in thousands)                                                                 September 30,          December 31,
                                                                                            2004                 2003
                                                                                       ------------           -----------
ASSETS
    Cash and due from banks                                                              $   25,245           $   28,509
    Federal funds sold and other overnight investments                                       38,000                2,500
    Interest bearing deposits in banks                                                           91                  374
                                                                                           --------             --------

    Total cash and cash equivalents                                                          63,336               31,383
                                                                                           --------             --------
    Investment securities held-to-maturity (market value of $11 at
       September 30, 2004 and $20 at December 31, 2003, respectively)                            10                   19

    Investment securities available-for-sale, at market value                               144,774              130,710

    Loans and Leases                                                                        603,865              511,249
    Less:  Allowance for loan losses                                                         (6,924)              (5,864)
                                                                                           --------             --------
    Net loans                                                                               596,941              505,385

    Premises and equipment                                                                   13,382               13,168
    Other assets                                                                              9,699                8,545
                                                                                           --------             --------

    Total assets                                                                          $ 828,142            $ 689,210
                                                                                           ========             ========
LIABILITIES
    Deposits
        Noninterest-bearing                                                               $ 124,877            $ 114,307
        Interest-bearing (including certificates of deposit over $100 of $29,613 and $21,346 - September 30, 2004 and
           December 31, 2003 respectively)                                                  567,340              463,007
                                                                                           --------             --------

    Total deposits                                                                          692,217              577,314
    Federal Home Loan Bank advances and other borrowings                                     61,934               40,543
    Junior Subordinated Debentures                                                           15,465                    -
    Guaranteed preferred beneficial interest in Corporation's subordinated
          debentures                                                                              -               15,000
        Other liabilities                                                                     5,110                4,603
                                                                                           --------             --------

    Total liabilities                                                                       774,726              637,460
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
    outstanding, 4,799,666 at September 30, 2004 and December 31, 2003.                       4,800                4,800
    Additional paid-in capital                                                                1,479                1,877
    Retained earnings                                                                        52,680               50,116
    Accumulated other comprehensive income (loss)                                               (47)                 307
    Treasury stock, at cost: 281,874 shares and 283,144 shares
        at September 30, 2004 and December 31, 2003, respectively.                           (5,590)              (5,350)
                                                                                           --------             --------

    Total stockholders' equity                                                               53,416               51,750
                                                                                           --------             --------

    Total liabilities and stockholders' equity                                            $ 828,142            $ 689,210
                                                                                           ========             ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                              Three Months Ended               Nine Months Ended
                                                                                September 30,                    September 30,
                                                                        -------------------------         --------------------------
                                                                         2004             2003              2004          2003
                                                                         ----             ----              ----          ----
INTEREST INCOME
    Loans, including fees                                              $   8,487         $  7,270         $  23,515      $ 21,416
    Investment securities                                                  1,265            1,084             3,900         3,318
    Federal funds sold and other overnight investments                        83               24               113           205
    Deposits in Banks                                                          -                1                 1             2
                                                                        --------          -------           -------       -------

                Total interest income                                      9,835            8,379            27,529        24,941
                                                                        --------          -------           -------       -------

INTEREST EXPENSE
    Deposits                                                               1,381            1,390             3,757         4,659
    Securities sold under repurchase agreements                                -                -                 -             3
    Interest on Trust-Preferred Securities                                   187               61               524           190
    Federal Home Loan Bank advances and other borrowings                     489              270             1,310           628
                                                                        --------          -------           -------       -------

                Total interest expense                                     2,057            1,721             5,591         5,480
                                                                        --------          -------         ---------       -------

                Net interest income                                        7,778            6,658            21,938        19,461

    Provision for loan and lease losses                                      454              860               810         1,627
                                                                        --------          -------           -------       -------

                Net interest income after provision
                  for loan and lease losses                                7,324            5,798            21,128        17,834
                                                                        --------          -------           -------       -------

NON-INTEREST INCOME
    Trust and Investment Services                                            834              825             2,655         2,477
    Service charges on deposit accounts                                      546              495             1,585         1,540
    Investment securities gains, net                                          17              130                70           389
    Operating lease rental income                                            227              221               610           669
    Losses on sale of premises and other real-estate owned                  (149)               -              (101)            -
    Gains and fees on the sale of residential mortgages                       93              131               283           935
    Gain on the sale of credit card portfolio                                  -                -                34           306
    Other                                                                    530              584             1,669         1,635
                                                                        --------          -------           -------       -------
                Total non-interest income                                  2,098            2,386             6,805         7,951
                                                                        --------          -------           -------       -------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         4,040            3,660            11,900        11,161
    Net occupancy, equipment and date processing                           1,332            1,394             3,995         4,105
    Depreciation expense on operating leases                                 199              172               534           511
    FDIC deposit insurance                                                    22               23                65            66
    Bank shares tax                                                          131              131               388           362
    Professional services                                                    494              306             1,114           816
    Other                                                                  1,249            1,058             3,682         3,175
                                                                        --------          -------           -------       -------
                Total non-interest expense                                 7,467            6,744            21,678        20,196
                                                                        --------          -------           -------       -------

                Income before income taxes and cumulative effect
                of change in accounting for income taxes                   1,955            1,440             6,255         5,589

INCOME TAXES                                                                 525              431             1,814         1,677
                                                                        --------          -------           -------       -------

NET INCOME                                                             $   1,430         $  1,009          $  4,441      $  3,912
                                                                        ========          =======           =======       =======

PER SHARE DATA
    Basic earnings per common share                                    $    0.32         $   0.22          $   0.99      $   0.88
                                                                        ========          =======           =======       =======
    Diluted earnings per common share                                  $    0.31         $   0.22          $   0.95      $   0.86
                                                                        ========          =======           =======       =======
    Dividends declared                                                 $  0.1375         $ 0.1350          $ 0.4130      $ 0.4050
                                                                        ========           ======           =======       =======

Basic weighted average shares outstanding                              4,511,248        4,489,097         4,507,069     4,462,303
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            4,681,355        4,639,712         4,683,573     4,573,152
                                                                       =========        =========         =========     =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    Nine Months Ended
                                                                                                             September 30,

(Dollars in thousands)                                                                              2004               2003
                                                                                                    ----               ----

OPERATING ACTIVITIES
    Net Income                                                                                  $    4,441          $   3,912
    Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation                                                                                 1,726              2,128
           Provision for possible loan and lease losses                                                810              1,627
    Amortization of investment security premiums
           and accretion of discounts                                                                  560              1,551
    Amortization of deferred fees on loans                                                              56                277
    Investment securities gains, net                                                                   (70)              (389)
    Increase in other assets                                                                        (1,414)            (3,956)
    Increase in other liabilities                                                                      972               (508)
                                                                                                 ---------           ---------

           Net cash provided by operating activities                                                 7,081          $   4,642
                                                                                                 ---------           --------

INVESTING ACTIVITIES
    (Increase) decrease in loans                                                                   (92,422)           (56,717)
    Proceeds from sales of investment securities available-for-sale                                 30,744             15,604
    Proceeds from maturities of investment securities available-for-sale                            23,302             63,261
    Purchases of investment securities available-for-sale                                          (68,591)           (91,105)
    Purchase of premises and equipment, net                                                         (1,940)            (1,898)
                                                                                                 ---------           --------
      Net cash (used in) investing activities                                                     (108,907)         $ (70,855)
                                                                                                 ---------           --------

FINANCING ACTIVITIES
    Increase in Federal Home Loan Bank advances                                                     21,391             30,280
    Increase in deposits                                                                           114,903             15,437
    Cash dividends paid                                                                             (1,877)            (1,809)
    Net increase (decrease) in treasury stock                                                         (638)             1,308
                                                                                                 ---------           --------

           Net cash provided by financing activities                                               133,779             45,216
                                                                                                 ---------           --------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     31,953            (20,997)

Cash and cash equivalents at beginning of period                                                    31,383             48,867
                                                                                                 ---------           --------

Cash and cash equivalents at end of period                                                      $   63,336          $  27,870
                                                                                                 =========           ========

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

     The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ending September 30, 2004.

2.       EARNINGS PER SHARE
         ------------------

Three Months ended September 30, 2004
-------------------------------------                                  Income                Shares                 Per Share
                                                                     (numerator)        (denominator)                Amount
                                                                     -----------        -------------                ------

Basic earnings per share
       Net income available to common stockholders                      $1,430              4,511,248                $ 0.32
Effect of Dilutive Securities
       Options to purchase common stock                                     --                170,107                 (0.01)
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $1,430              4,681,355                $ 0.31
                                                                         =====              =========                 =====


Year to Date September 30, 2004
-------------------------------
                                                                       Income                Shares                 Per Share
                                                                     (numerator)        (denominator)                Amount
                                                                     -----------        -------------                ------

Basic earnings per share
       Net income available to common stockholders                      $4,441              4,507,069                $ 0.99
Effect of Dilutive Securities
       Options to purchase common stock                                     --                176,504                 (0.04)
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $4,441              4,683,573                $ 0.95
                                                                         =====              =========                 =====

Three Months ended September 30, 2003
-------------------------------------

                                                                       Income                Shares                 Per Share
                                                                     (numerator)        (denominator)                Amount
                                                                     -----------        -------------                ------

Basic earnings per share
       Net income available to common stockholders                      $1,009              4,489,097                $ 0.22
Effect of Dilutive Securities
       Options to purchase common stock                                     --                150,615                    --
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $1,009              4,639,712                $ 0.22
                                                                         =====              =========                 =====

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

Year to Date September 30, 2003
-------------------------------

                                                                       Income                Shares                 Per Share
                                                                     (numerator)        (denominator)                Amount
                                                                    -----------        -------------                ------

Basic earnings per share
       Net income available to common stockholders                      $3,912              4,462,303                $ 0.88
Effect of Dilutive Securities
       Options to purchase common stock                                     --                110,849                 (0.02)
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $3,912              4,573,252                $ 0.86
                                                                         =====              =========                 =====

3.       COMPREHENSIVE INCOME

     Components of comprehensive income are presented in the following chart:


                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                 ---------------------------        ----------------------
                                                                   2004              2003          2004              2003
                                                                   ----              ----          ----              ----

Unrealized gains on securities:
       Unrealized gains (losses) arising in period               $ 1,558           $ (921)            $  417       $(1,408)
       Reclassification adjustment                                    --               --                 --            --
       Net unrealized gains (losses)                                  17              130                 70           389
                                                                  ------            -----              -----        ------
Other comprehensive income before taxes                            1,575             (791)               487        (1,019)
Income tax expense                                                   400              234                 88           258
                                                                  ------            -----              -----        ------
Other comprehensive income                                         1,975             (557)               575          (761)
                                                                  ------            -----              -----        ------
Comprehensive income (losses)                                    $ 3,405           $  452             $5,016       $ 3,151
                                                                  ======            =====              =====        ======

4.       JUNIOR SUBORDINATED DEBENTURES

     Management has determined that First Chester County Capital Trust I & II qualify as variable interest entities under FASB Interpretation Number ("FIN") 46, as revised. First Chester County Capital Trust I & II issued mandatory redeemable preferred securities to investors and loaned the proceeds to the Company. First Chester County Capital Trust I & II are included in the Corporation's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) "Consolidation of Variable Interest Entities," the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, as of September 30, 2004, the Corporation no longer consolidates First Chester County Capital Trust I & II. The deconsolidation results in the Corporation's investment in the common securities of First
Chester County Capital Trust I & II being included in other assets as of September 30, 2004 and a corresponding increase in outstanding debt of $465 thousand. In addition, the income received on the Corporation's common securities investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the Corporation's financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the Corporation as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three-year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

5.       STOCK-BASED COMPENSATION


     At September 30, 2004, the Corporation had one stock-based employee compensation plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table provides the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                            Three Months Ended             Nine Months Ended
                                                                               September  30,                 September 30,
                                                                          ----------------------         ---------------------
                                                                           2004           2003            2004           2003
                                                                           ----           ----            ----           ----
         Net income (in thousands)      As reported                       $  1,430    $  1,009           $ 4,441     $  3,912
         Stock-based compensation costs determined
           under fair value method for all awards                              (17)        (33)          $   (51)    $    (99)
                                                                           -------      ------            ------      -------
                                            Pro forma net income          $  1,413    $    976           $ 4,390     $  3,813

         Earnings per share (Basic)      As reported                      $  0.32     $  0.22            $  0.99     $  0.88
                                            Pro forma                     $  0.32     $  0.21            $  0.98     $  0.86
         Earnings per share (Diluted)   As reported                       $  0.31     $  0.22            $  0.95     $  0.86
                                            Pro forma                     $  0.31     $  0.21            $  0.94     $  0.84

         Note: There were no options granted during the three and nine-month periods ended September 30, 2004.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment, an Amendment of FASB Statements No. 123 and APB No. 25," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement, which would be effective for fiscal years beginning after December 15, 2004, would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public Companies until their first fiscal quarter beginning after June 15, 2005. The Corporation is currently evaluating this proposed statement and its effects on its results of operations.

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


     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of
Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, The First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services (trading as First National Wealth Advisors), LLC, Turks Head Properties, Inc., Turks Head II, LLC, First Chester County Capital Trust I and First Chester County Capital Trust II, (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

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

     The Corporation undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report.

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


                       ALLOWANCE FOR LOAN AND LEASE LOSSES

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three-month period ended September 30, 2004 was $1.430 million, an increase of $421 thousand or 41.7% from $1.009 million for the same period in 2003. Net income for the nine-month period ended September 30, 2004 was $4.441 million, an increase of $529 thousand or 13.5% from $3.912 million for the same period in 2003. Basic earnings per share was $0.32 and $0.99 for the three and nine-month periods ended September 30, 2004, respectively, compared to $0.22 and $0.88 for the same periods in 2003. Cash dividends declared during 2004 were $0.1375 and $0.4130 per share for the three and nine-month periods compared to $0.135 per share and $0.405 per share for the three and nine-month periods ended September 30, 2003. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

     Earnings benefited from increases in net interest income as the volume of interest-earning assets, primarily loans, increased for both the three and nine-month periods. These increases were partially offset by both an increase in non-interest expense and a decrease in non-interest income when compared to the same periods last year. The specific components of net interest income, non-interest income and expense are discussed on the following pages.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     The primary component of this increase in earning assets can be attributed to strong loan growth in all types of loan products for both the three and nine-month periods. These increases were partially offset by both increases in non-interest expenses and a decrease in non-interest income when compared to the same period last year.

     Increases in non-interest expense for both periods can be attributed to several items. Professional services fees related to the Corporations cost of compliance with the Sarbanes Oxley legislation, marketing and facility costs resulting from the introduction of a new corporate mark and advertising campaign, a write-down of an other real estate owned property to its expected net value, and salary and benefit costs related to the staffing of new and expected branch sites.

     Non-interest income has also decreased for both periods; these decreases are primarily related to a on-time gain earned on the sale of the Corporations Credit Card portfolio and higher gains and fees earned on the sale of residential mortgages in 2003.

     Additionally, earnings for the three and nine-month periods ended September 30, 2004 benefited from a lower provision expense for loan and lease losses when compared to the three and nine-month periods ended September 30, 2003. The Corporation was able to charge this lower expense and still maintain the allowance for loan and lease losses at a level that management believes will be adequate to absorb loan losses on existing loans.

     The specific components of net interest income, non-interest income and expenses are discussed in detail on the following pages.


                                                                     Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                 ---------------------------        --------------------------
                                                                   2004             2003             2004             2003
                                                                   ----             ----             ----             ----
           SELECTED RATIOS
           Return on Average Assets                              0.72%              0.60%             0.80%           0.80%
           Return on Average Equity                             10.85%              8.01%            11.22%          10.39%
           Net Interest Margin                                   4.16%              4.32%             4.18%           4.28%
           Earnings Retained                                    56.50%             39.84%            57.73%          53.76%
           Dividend Payout Ratio                                43.50%             60.16%            42.27           46.24%
           Book Value Per Share                                $11.82             $11.35            $11.82          $11.35

         The "Consolidated Average Balance Sheet" on pages 19 and 20 may assist the reader in understanding the following discussion.

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-months ended September 30, 2004 on a tax equivalent basis, increased 14.8% to $7.8 million from $6.8 million in the same period last year. For the nine-months ended September 30, 2004, net interest income increased 12.0% to $21.9 million from $19.5 million in the same period last year. The increase in tax equivalent net interest income for both periods is primarily due to increases in average interest-earning assets and lower average yields paid on interest-bearing liabilities, partially offset by decreases in the average interest rates earned on interest-earning assets and an increase in average interest-bearing liabilities, as discussed more fully below.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

     Average interest-earning assets increased approximately $120.6 million or 19.2% to $748.0 million for the three-months ended September 30, 2004 from $627.4 million in the same period last year. For the nine-months ended September 30, 2004, average interest-earning assets increased approximately $89.2 million or 14.6% to $699.3 million from $610.1 million in the same period last year. The increase in average interest-earning assets for the three-month period ended September 30, 2004 was the result of a 22.7% or $110.6 million increase in average total loans and a $14.0 million increase in the average federal funds and other investments sold, partially offset by a 2.9% or $3.7 million decrease in average investment security balances. For the nine-month period ended September 30, 2004, the increase was the result of a 21.2% or $97.1 million increase in average total loans and 2.1% or $2.8 million increase in average investment securities partially offset by a 47.9% or $10.7 million decrease in average federal funds sold and other overnight investments.

     Average interest-bearing liabilities increased approximately $102.6 million or 20.2% to $610.0 million for the three-months ended September 30, 2004, from $507.4 million in the same period last year. For the nine-months ended September 30, 2004, average interest-bearing liabilities increased $71.6 million or 14.6% to $562.5 million from $490.9 million in the same period last year. The increase in average interest-bearing liabilities for the three-month period was the result of a $65.8 million or 14.2% increase in interest-bearing deposits and a $26.4 million or 65.4% increase in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the nine-month period was the result of a $29.8 million or 6.5% increase in interest-bearing deposits and a $31.5 million or 109.8% increase in FHLB advances and other borrowings.

     The average net yield on interest-earning assets, on a tax equivalent basis for the three-months ended September 30, 2004 decreased 3.7% or 16 basis points (one basis point is equal to 1/100 of a percent) to 4.16% from 4.32% in the same period last year. For the nine-month period ended September 30, 2004, net yield on interest earning assets decreased 2.3% or 10 basis points to 4.18% from 4.28% in the same period in 2003. The average yield on interest-earning assets for the three-month period ended September 30, 2004 decreased 3.00% or 16 basis points to 5.26% from 5.42% in the same period last year. For the nine-month period ended September 30, 2004, average yield on interest-earning assets decreased 4.2% or 23 basis points to 5.25% compared to 5.48% for the same period in 2003. The average yield paid on interest-bearing liabilities for the three-month period ended September 30, 2004 decreased 0.7% or 1 basis points to 1.35% compared to 1.36% for the same period in 2003. For the nine-month period ended September 30, 2004, average yield paid on interest-bearing liabilities decreased 10.7% or 16 basis points to 1.33% compared to 1.49% for the same period in 2003.

     The low and decreasing interest rate environment over the last 24 months continues to adversely impact the companies' net yield on interest earning assets. The recent fed funds rate increases over the past quarter, should have a positive impact on the net yield, but pricing competition for both loans and deposits remains strong and may continue to affect net-interest income for future time periods.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                    Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                 ------------------------           ------------------
                                                                 2004               2003              2004          2003
                                                                 ----               ----              ----          ----
           YIELD ON
           Interest-Earning Assets                               5.26%              5.42%             5.25%         5.48%
           Interest Bearing Liabilities                          1.35%              1.36%             1.33%         1.49%
                                                                 ----               ----              ----          ----
           Net Interest Margin                                   3.91%              4.06%             3.92%         3.99%
           Contribution of Interest-Free Funds                   0.25%              0.26%             0.26%         0.29%
                                                                 ----               ----              ----          ----
           Net Yield on Interest-Earning Assets                  4.16%              4.32%             4.18%         4.28%
                                                                 ====               ====              ====          ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on Federal Funds sold and other overnight investments for the three and nine-month periods ended September 30, 2004, increased $59 thousand and decreased $92 thousand to $83 thousand and $112 thousand, respectively, when compared to the same periods in 2003. For the three-month period, the increase in Federal Funds sold and overnight investments can be attributed to a 148.7% or $14.0 million increase in the average balance of Federal Funds sold and other overnight investments, as well as a 39.2% or 40 basis point increase on the yield earned on these investments. For the nine-month period, the decrease in Federal Funds sold and other overnight investments can be attributed to a 47.9% or $10.7 million decrease in the average balance of Federal Funds sold and other overnight investments, partially offset by a 4.9% or 6 basis point increase on the yield earned on these investments.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities increased 8.9% to $1.3 million for the three-month period ended September 30, 2004, and 13.2% to $3.9 million for the nine-month period ended September 30, 2004, respectively, when compared to the same periods in 2003. The increase for the three-month period is primarily due to a 12.1% or 43 basis point increase on interest rates on such investments, offset by a 2.9% or $3.7 million decrease in average investment balances. The increase for the nine-month period ended September 30, 2004 is the result of an 11.0% or 39 basis point increase on interest rates on such investments compared to the same period last year as well as a 2.1% or $2.7 million increase in average investment balances.

                       INTEREST INCOME ON LOANS AND LEASES

     Interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 16.1% and 9.8% to $8.5 million and $23.5 million for the three and nine-month periods ended September 30, 2004, compared to the same periods in 2003, respectively. The increase in interest income for the three-month period is the direct result of a 22.7% or $110.6 million increase in the average balance of loans and leases, partially offset by a 5.3% or 32 basis point decrease on the rates earned on the portfolio. The increase in interest income for the nine-month period is the direct result of a 21.2% or $97.1 million increase in the average balance of loans and leases, partially offset by a 9.5% or 59 basis point decrease on the rates earned on the portfolio. Loan demand continues to be strong through the third quarter, this is the primary reason for the increase in this component of interest income for both periods.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts decreased 0.7% and 19.4% for the three and nine-month periods ended September 30, 2004 to $1.4 million and $3.8 million, compared to $1.4 million and $4.7 million for the same periods in 2003. The decrease for the three-month period is primarily the result of a 12.5% or 15 basis point decrease on rates paid on interest-bearing deposits partially offset by a 14.2% or $65.8 million increase in the average interest-bearing deposits balance. The decrease for the nine-month period is primarily the result of a 24.3% or 33 basis point decrease on rates paid on interest-bearing deposits partially offset by a 6.5% or $29.8 million increase in the average interest-bearing deposits balance compared to the same period last year. The increases in average interest-bearing deposit balances for both periods, is primarily related to one municipal customer. The recent increases in the Federal Funds rate may put upward pressure on this component of interest expense as our need for deposits increase to fund strong loan demand.

     Competition for deposits from banking and non-banking institutions (such as credit unions and mutual fund companies) continues to be a strong. Despite the competition, the Corporation's deposit base continues to grow and is expected to continue to grow as we continue to open new branches and attract new customers with new services at existing branches. The Corporation continually explores for new branch sites to expand its core deposit base.

           MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                         INTEREST EXPENSE ON BORROWINGS

     Borrowings consist primarily of Federal Home Loan Bank ("FHLB") borrowings. Interest expense on borrowings increased $219 thousand to $489 thousand for the three-month period ended September 30, 2004 from $270 thousand for the same period in 2003. The increase is the direct result of a $65.4 million increase in the average balance of such borrowings and a 9.3% or 25 basis point increase in rates paid on these borrowings for the three-month period ending September 30, 2004 when compared to the same period last year. Interest expense on borrowings increased $684 thousand to $1.3 million for the nine-month period ended September 30, 2004 from $626 thousand for the same period in 2003. The increase is a direct result of a $31.5 million or 109.8% increase in the average balance of borrowings partially offset by an 0.3% or 1 basis point decrease on rates paid on borrowings for the nine-month period ended September 30, 2004. The increase in the level of borrowings for the three and nine-month periods is the direct result of the strong loan growth the Corporation has experienced over both periods. The borrowings are being used to supplement the growth in deposits. Borrowing currently is an inexpensive option when compared to other funding alternatives. As a long term solution, the Corporation is pursuing several initiatives to increase its deposit base. Initiatives include researching and opening new branch sites, introducing new deposit products and targeted marketing campaigns. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

               INTEREST EXPENSE ON JUNIOR SUBORDINATED DEBENTURES

     Interest expense on trust preferred securities increased $126 thousand to $187 thousand for the three-month period ended September 30, 2004 from $61 thousand for the same period last year. For the nine-month period ended September 30, 2004, interest expense on trust preferred securities increased $334 thousand from $190 thousand to $524 thousand as compared to the same period last year. In accordance with FIN 46, this interest expense was classified as "Junior Subordinated Debt" in 2004 and "Guaranteed Preferred Beneficial Interest in Corporation's Subordinated Debentures" in 2003. For more details on FIN 46, see note #4 of the notes to consolidated financial statements on page 8. The increase in interest expense on trust preferred securities was primarily due to the additional issuance of $10.0 million trust preferred securities in October 2003 to enhance capital.

                       PROVISION FOR LOAN AND LEASE LOSSES

     During the three and nine-month periods ended September 30, 2004, the Corporation recorded a provision for loan and lease losses of $454 thousand and an $810 thousand, respectively, compared to an $860 thousand and a $1,627 thousand for the same periods in 2003. The allowance for loan losses as a percentage of total loans was 1.15% at September 30, 2004, 1.09% at September 30, 2003 and 1.15% at December 31, 2003, respectively. See the section titled "Allowance For Loan and Lease Losses" for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income decreased 12.1% to $2.1 million for the three-month period ended September 30, 2004 when compared to the same period in 2003. For the nine- month period ended September 30, 2004, total non-interest income decreased 14.4% to $6.8 million when compared to the same period in 2003. The various components of non-interest income are discussed below.

     One of the primary reasons for the decrease in total non-interest income is that in 2003, the Corporation sold its Credit Card portfolio to Elan Financial Services and recognized a gain of $306 thousand. This was a one-time transaction and there was no comparable transaction in 2004 and only a residual gain of $34 thousand was earned in 2004. Also, gains and fee income generated on the sale of residential mortgages for the three and nine-month period

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

ended September 30, 2004 decreased $38 thousand and $652 thousand from $283 thousand and $935 thousand to $93 thousand and $131 thousand compared to the same period last year, respectively. The decrease is primarily due to a lower volume of originations of residential mortgages in 2004 compared to the same periods in 2003.

     The largest component of non-interest income is Trust and Investment Services revenue, which increased 1.1% and 7.2% to $834 thousand and $2.7 million for the three and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The increase in Trust and Investment Services revenue is the result of new business accounts and a 2.5% increase in the market value of assets under management, from $518.2 million at September 30, 2003 to $531.3 million at September 30, 2004. Trust and Investment Services revenue also increased due to an increase in estate revenue recognized during the nine-month period of 2004. On October 28, 2004, the Corporation entered into a strategic alliance with Haverford Financial Services, Inc., an affiliate of The Haverford Trust Company. Through this alliance, the Corporation will offer the investment advisory services of Haverford Financial Services on a sub-advisory basis and enable the Corporation to expand its offerings of sophisticated investment, trust, and money management services.

     Service charges on deposit accounts increased approximately 10.3% to $546 thousand for the three-months ended September 30, 2004 compared to $495 thousand for the same period in 2003. For the nine-month period ended September 30, 2004, service charges on deposit accounts increased 2.9% to $1.6 million compared to $1.5 million for the same period in 2003.

     For the three-month period ended September 30, 2004, investment security gains decreased $113 thousand from $130 thousand to $17 thousand, when compared to the same period in 2003. For the nine-month period ended September 30, 2004, investment security gains decreased $319 thousand from $389 thousand to $70 thousand, when compared to the same period in 2003. The gains in 2003 were realized as a result of normal portfolio management.

     The Corporation has operating lease agreements with several of our customers; the income on these leases is classified as "Rental Income". Rental income on operating lease agreements for the three-month period ended September 30, 2004 increased 2.7% to $227 thousand from $221 thousand when compared to the same period in2003. Rental income on operating lease agreements for the nine-month period ended September 30, 2004, decreased 8.8% to $610 thousand from $669 thousand when compared to the same period in 2003. The Corporation did not add on any new operating lease customers; current customers can enter into new lease agreements. There was minimal new volume added during the first half of the year, resulting in lower income for the nine-month period. Several new contracts were added in the third quarter resulting in increased income for the three-month period. See related depreciation expense in the non-interest expense section for more details.

     Other non-interest income decreased $54 thousand or 9.3% to $530 thousand for the three-months ended September 30, 2004 compared to $584 thousand for the same period in 2003. For the nine-month period ended September 30, 2004, other non-interest income increased $34 thousand or 2.1% when compared to the same period in 2003. Other non-interest income includes ATM surcharge revenue, merchant income, safe deposit box income, loan fee income, retail mutual fund income, rental income, management fees, notary fee income, and other miscellaneous income. Decreases in the three-month period were mostly affected by lower loan fees. When compared to the same periods in 2003, refinancings and restructuring of commercial loans and mortgages in the third quarter of 2003 resulted in higher loan fee income for the period. Increases for the nine-month period in retail mutual fund largest component of the increases in other non-interest income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three and nine-month periods ended September 30, 2004 increased 10.7% to $7.5 million and 7.34% to $21.7 million, compared to the same periods in 2003. The various components of non-interest expense are discussed below.

     Employee salaries and benefits increased 10.4% to $4.0 million and 6.6% to $11.9 million for the three and nine-month periods ended September 30, 2004 compared to the same periods in 2003, respectively. Higher employment and annual employee salary increases and proportional increases in employee benefits are primarily responsible for the three and nine-month increase. At September 30, 2004, the Corporation employed 271 full time and 26 part time employees compared to 258 full time and 34 part time employees at September 30, 2003. Staffing increases are related to the hiring of employees to staff our new and anticipated branches as well as the filling of current open positions during the year.

     Net occupancy, equipment, and data processing expense decreased 4.5% and 2.7% to $1.3 million and $4.0 million for the three and nine-month periods ended September 30, 2004, compared to the same periods last year, respectively. The decreases are primarily the result of decreases in depreciation on core data processing systems and hardware expense.

     Depreciation on operating leases increased 15.7% and 4.5% to $199 thousand and $534 thousand for the three and nine-month periods ended September 30, 2004, compared to the same periods last year, respectively. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

     Professional services expense increased 61.4% and 36.5% to $494 thousand and $1.1 million for the three and nine-month periods ended September 30, 2004 compared to the same periods in 2003, respectively. The increases are the result of increased consultant, accounting, and legal fees. Much of the fees are attributed to the cost of complying with the Sarbanes Oxley legislation. Through the nine-month period, current and accrued costs were approximately $167 thousand. Management expects the total cost of compliance with Sarbanes Oxley legislation for 2004 to be approximately $250 thousand.

     During the third quarter, one of the Bank's other real estate owned properties was written down to what management believes is the actual realizable value. It is anticipated that this property will be disposed if before year end. No further write-down is expected.

     Other non-interest expense increased 18.1% and 16.0% to $1.3 million and $3.7 million for the three and nine-month periods ended September 30, 2004 compared to the same periods last year, respectively. Other non-interest expense includes marketing expenses, annual meeting and reports, trust processing, postage, directors' costs, bank telephone, dues and subscriptions, travel and mileage, operating supplies and adjusted loan costs. Increases in marketing expenses from the introduction of a new corporate mark tag-line, and advertising campaign were the largest components of the increases in non-interest expense for both periods. It is expected that this marketing expense will continue to increase as more parts of the campaign are rolled out and expanded.

     In June 2004, the Corporation opened its 18th branch at the Freedom Village at Brandywine retirement community in West Brandywine Township. In the fourth quarter of 2004, the Corporation anticipates opening a temporary modular facility in the Oxford area. This facility will be equipped to meet all of our customer's needs and will eventually be replaced by a newly designed full service branch. The Corporation anticipates an increase in deposit base as we open new branches. This and other new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in thousands)                                              2004                                      2003
                                                     --------------------------------        ----------------------------------
                                                       Daily                                    Daily
                                                      Average                                  Average
                                                      Balance        Interest   Rate           Balance     Interest       Rate
                                                      -------        --------   ----           -------     --------       ----
ASSETS
Federal funds sold and other overnight investments    $ 23,388       $   83     1.42%          $  9,405      $    24     1.02%
Interest bearing deposits in banks                         300            -         -               617            1     0.65%
Investment securities

    Taxable                                            103,303        1,007     3.90%           109,200          917     3.36%
    Tax-exempt (1)                                      23,805          258     4.34%            21,650          245     4.53%
                                                       -------        -----                     -------       ------
        Total investment securities                    127,108        1,265     3.98%           130,850        1,162     3.55%
                                                       -------        -----                     -------       ------
Loans (2)
    Taxable                                            585,881        8,320     5.68%           476,879        7,182     6.02%
    Tax-exempt (1)                                      11,285          167     5.93%             9,652          130     5.39%
                                                       -------        -----                     -------       ------
        Total loans                                    597,166        8,487     5.69%           486,531        7,312     6.01%
                                                       -------        -----                     -------       -------
        Total interest-earning assets                  747,962        9,836     5.26%           627,403        8,499     5.42%
Non-interest earning assets
    Allowance for possible loan losses                  (6,877)                                  (6,223)
    Cash and due from banks                             26,463                                   27,562
    Other assets                                        23,878                                   25,129
                                                       -------                                  -------
        Total assets                                  $791,426                                 $673,871
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $415,526       $  710     0.68%          $344,644         $591     0.69%
Certificates of deposits and other time                112,284          671     2.39%           117,394          800     2.73%
                                                       -------        -----                     -------       ------
   Total interest bearing deposits                     527,810        1,381     1.05%           462,038        1,391     1.20%
Securities sold under repurchase agreements                  -            -        -                  -            -        -
Junior subordinated debt                                15,465          187     4.84%
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                     -            -        -              5,000           61     4.81%
Federal Home Loan Bank advances and
      other borrowings                                  66,713          489     2.93%            40,335          270     2.68%
                                                       -------        -----                     -------       ------

   Total interest bearing liabilities                  609,988        2,057     1.35%           507,373        1,722     1.36%
                                                       -------        -----                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               124,024                                  111,154
    Other liabilities                                    4,651                                    4,967
                                                       -------                                  -------
        Total liabilities                              738,663                                  623,494
Stockholders' equity                                    52,763                                   50,377
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $791,426                                 $673,871
                                                       =======                                  =======
Net interest income                                                  $7,779                                  $ 6,777
                                                                      =====                                   ======
Net yield on interest earning assets                                            4.16%                                    4.32%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,


(Dollars in thousands)                                              2004                                     2003
                                                      -------------------------------          --------------------------------
                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----
ASSETS
Federal funds sold and other overnight investments    $ 11,692      $   112      1.28%         $ 22,435      $   205     1.22%
Interest bearing deposits in banks                         478            1      0.28%              386            2     0.69%
Investment securities
Taxable                                                107,360        3,078      3.82%          118,252        3,069     3.46%
    Tax-exempt (1)                                      24,345          822      4.50%           10,698          377     4.70%
                                                       -------       ------                     -------       ------
        Total investment securities                    131,705        3,900      3.95%          128,950        3,446     3.56%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            545,795       23,090      5.64%          451,297       21,078     6.23%
    Tax-exempt (1)                                       9,641          425      5.87%            7,009          338     6.42%
                                                       -------       ------                     -------       ------
        Total loans                                    555,436       23,515      5.64%          458,306       21,416     6.23%
                                                       -------       ------                     -------       ------
        Total interest-earning assets                  699,311       27,527      5.25%          610,077       25,069     5.48%
Non-interest earning assets
    Allowance for possible loan losses                  (6,333)                                  (6,390)
    Cash and due from banks                             23,608                                   25,651
    Other assets                                        23,147                                   22,886
                                                       -------                                  -------
        Total assets                                  $739,733                                 $652,224
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $375,414        1,724      0.61%         $335,570      $ 1,990     0.79%
Certificates of deposits and other time                111,350        2,033      2.43%          121,432        2,669     2.93%
                                                       -------        -----                     -------       ------
Total interest bearing deposits                        486,764        3,757      1.03%          457,002        4,659     1.36%
Securities sold under repurchase agreements                  -            -         -               178            5     3.75%
Junior subordinated debt                                15,465          524      4.52%                -            -        -
Guaranteed preferred beneficial interest in
   Corporation's subordinated debentures                     -            -         -             5,000          190     5.07%
Federal Home Loan Bank advances and
     other borrowings                                   60,270        1,310      2.90%           28,724          626     2.91%
                                                       -------        -----                     -------       ------
   Total interest bearing liabilities                  562,499        5,591      1.33%          490,904        5,480     1.49%
                                                       -------        -----                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               120,404                                  105,932
    Other liabilities                                    4,114                                    5,163
                                                       -------                                  -------
        Total liabilities                              687,017                                  601,999
Stockholders' equity                                    52,716                                   50,225
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $739,733                                 $652,224
                                                       =======                                  =======
Net interest income                                                 $21,936                                  $19,589
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.18%                                   4.28%
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

     Income tax expense for the three and nine-month periods ended September 30, 2004 was $535 thousand and $1.8 million, compared to $431 thousand and $1.7 million in the same periods last year. This represents effective tax rates of 26.9% for the three-month period and 29.0% for the nine-month period ended September 30, 2004. The effective tax rate for the three and nine-month periods ended September 30, 2003 were 30.0% and 30.0%, respectively.

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


                                DEPOSIT ANALYSIS

(Dollars in thousands)                    September 30, 2004              December 31, 2003
                                      --------------------------       ----------------------
                                      Average         Effective        Average         Effective     Dollar             Percentage
DEPOSIT TYPE                          Balance            Yield          Balance           Yield      Variance            Variance
------------                          -------         ----------       ---------       ----------    --------           ----------
NOW Accounts                         $111,308           0.32%           $ 88,518          0.19%      $22,790               25.75%
Money Market                           26,672           0.49%             26,051          0.70%          621                2.38%
Statement Savings                      65,934           0.55%             63,032          0.77%        2,902                4.60%
Other Savings                           1,455           0.55%              1,522          0.79%         ( 67)             (4.40)%
CD's Less than $100,000                86,873           2.47%             96,773          2.93%       (9,900)            (10.23)%
                                      -------                            -------                      ------

Total Core Deposits                   292,242           1.03%            275,896          1.33%        16,346                5.92%

Non-Interest Bearing
Demand Deposit Accounts               120,404             --             107,334            --         13,070               12.18%
                                      -------                            -------                       ------

Total Core and Non-Interest
  Bearing Deposits                    412,646           0.73%            383,230          0.96%        29,416                7.68%
                                      -------                            -------                       ------

Tiered Savings                        170,045           0.85%            159,220          1.04%        10,825                6.80%
CD's Greater than $100,000             24,477           2.30%             22,365          2.48%         2,112                9.44%
                                      -------                            -------                       ------

Total Deposits                       $607,168           0.83%           $564,815          1.04%       $42,353                7.50%
                                      -------                            -------                       ------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     The Bank, as a member of the FHLB, maintains several credit facilities. During the three and nine-month periods ending September 30, 2004, average FHLB advances were approximately $66.7 million and $60.3 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 2.93% and 2.90%, respectively. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $133.7 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock. FHLB advances increased significantly during the first and second quarter of 2004 as they were used to supplement deposit growth to support strong loan growth.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $117.6 million or 14.2% of total assets at September 30, 2004 compared with a negative $108.3 million or 15.7% of total assets at September 30, 2003. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 2004

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive        Total
                                                ------------    ----------        ------------      ---------       -------
ASSETS
    Federal Funds and other overnight
       investments sold                        $     38,000     $        --       $        --      $        --    $    38,000
    Investment securities                            41,392          57,576            45,806               --        144,784
    Interest bearing deposits in banks                   91                --               --               --              91
    Loans and leases                                231,185         279,757            92,923           (6,924)       596,941
    Cash and due from banks                              --              --                --           25,245         25,245
    Premises & equipment                                 --              --                --           13,382         13,382
    Other assets                                         --              --                --            9,699          9,699
                                                -----------     -----------        ----------        ---------     ----------
       Total assets                            $    310,668    $    337,343       $   138,729      $    41,402    $   828,142
                                                ===========     ===========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $    407,031     $    39,700       $   120,609      $        --    $   567,340
    Non-interest bearing deposit                         --              --                --          124,877        124,877
    FHLB advances and other
       borrowings                                     5,696          53,878             2,360               --         61,934
    Junior Subordinated Debt                         15,465              --                --               --        15,465
    Other liabilities                                   109              --             5,001               --          5,110
    Capital                                             --               --                --          53,416          53,416
                                                -----------       ---------         ---------        --------      ----------
       Total liabilities & capital             $    428,301     $    93,578       $   127,970      $178,293       $   828,142
                                                ===========      ==========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $  (117,633)     $   243,765       $    10,759      $ (136,891)    $        --
                                                ==========       ==========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $  (117,633)     $   126,132       $   136,891      $        --    $        --
                                                ==========       ==========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                               (14.2%)          (15.2%)             16.5%
                                                ==========       ==========        ==========

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING


                                                                         Three Months                     Nine Months
                                                                            Ended                             Ended
                                                                         September 30,                    September 30,
                                                                         -------------                    -------------

(Dollars in thousands)                                                2004            2003            2004            2003
                                                                      ----            ----            ----            ----

Balance at beginning of period                                    $    6,626      $    6,156       $    5,864        $  6,230
                                                                   ---------       ---------        ---------         -------

Provision charged to operating expense                                   454             860              810           1,627
                                                                   ---------       ---------        ---------         -------

    Recoveries of loans previously charged-off                           127              32            1,024             176
    Loans charged-off                                                   (283)         (1,575)            (774)         (2,560)
                                                                   ---------       ---------        ---------         -------

Net recoveries (loans charged-off)                                      (156)         (1,543)             250          (2,384)
                                                                   ---------       ---------        ---------         --------

Balance at end of period                                          $    6,924      $    5,473       $    6,924        $  5,473
                                                                   =========       =========        =========         ========
Period-end loans outstanding                                      $  603,865      $  502,377       $  603,865        $502,377
Average loans outstanding                                         $  597,166        $486,531       $  555,436        $458,306
Allowance for loan losses as a
    percentage of period-end loans outstanding                         1.15%           1.09%            1.15%           1.09%

Net charge-offs (recoveries) to average loans
    outstanding                                                        0.03%           0.32%          (0.05%)           0.52%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. As of September 30, 2004, the level of non-performing loans decreased $1.9 million from September 30, 2003 and $2.1 million from December 31, 2003. In November of 2004, the Corporation transferred a $5.9 million loan to non-performing loans and reversed $123.1 thousand in past due interest and late charges as the result of one loan relationship. This loan is well secured by real estate and the Corporation expects to collect the loan in full and not incur any losses.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

                                                                    September 30,                December 31,
                                                                    -------------                ------------
(Dollars in thousands)                                         2004              2003                  2003
                                                               ----              ----                  ----
Past due over 90 days and still accruing                     $      69         $    714            $      597

Non-accrual loans                                                1,542            4,624                 3,093
                                                              --------          -------              --------

Total non-performing loans                                       1,661            5,338                 3,690

Other real estate owned                                          1,365            3,218                   965
                                                              --------          -------              --------

Total non-performing assets                                  $   3,026         $  8,556             $   4,655
                                                              ========          =======              ========

Non-performing loans as a percentage of period end loans         0.28%            1.06%                 0.72%

Allowance for loan losses as a
   percentage of non-performing loans                          416.86%          102.53%               158.92%

Non-performing assets as a percentage of
   total loans and other real estate owned                       0.50%            1.69%                 0.91%

Allowance for possible loan losses as a percentage
   of non-performing assets                                    228.82%           63.97%               125.97%

     The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at September 30, 2004. Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Corporation acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     The Corporation examines commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $1.5 million, $3.1 million, and $5.9 million at September 30, 2004, December 31, 2003, and September 30, 2003 respectively. The associated allowance for impaired loans was $149 thousand, $309 thousand and $700 thousand at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

     For the three and nine-month periods ended September 30, 2004, activity in the allowance for impaired loan losses include a provision of $0 and $43 thousand, charge offs of $40 thousand and $65 thousand, recoveries of $0 and $0, respectively. Contractual interest amounted to $33 thousand for the three-months ended September 30, 2004 and $126 thousand for the nine-months ended September 30, 2004. Cash collected on loans for the three and nine-month periods ended September 30, 2004 was $47 thousand and $910 thousand, respectively. The amount applied to principal was $47 thousand and $883 thousand for the three and nine-month periods, respectively, of which $0 and $27 thousand was applied to interest for the three and nine-month periods ended September 30, 2004, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     For the three and nine-month periods ended September 30, 2003, activity in the allowance for impaired loan losses include a provision of $237 thousand and $765 thousand, charge offs of $126 thousand and $216 thousand, respectively, and recoveries of $2 thousand and $32 thousand, respectively. Contractual interest amounted to $79 thousand for the three-months ended September 30, 2003 and $277 thousand for the nine-months ended September 30, 2003. Cash collected on loans for the three and nine-month periods ended September 30, 2004 was $380 thousand and $2.4 million, respectively. The amount applied to principal was $364 thousand and $2.1 million for the three and nine-month periods ended September 30, 2003, of which $0 and $46 thousand was applied to interest, respectively.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2004, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

     The decrease in the Corporation's capital ratio from December 31, 2003 to September 30, 2004 is due to changes in unrealized gains or losses on securities held for sale and to the repurchasing of outstanding shares of the Corporation's common stock.


RISK-BASED                                        September 30,                December 31,           "Well Capitalized"
CAPITAL RATIOS                             -------------------------           ------------              Requirements
                                           2004               2003                  2003              ------------------


    Corporation
Leverage Ratio                             8.64%              8.26%                 9.71%                        N/A
Tier I Capital Ratio                      10.68%             10.19%                12.01%                        N/A
Total Risk-Based Capital Ratio            11.76%             11.19%                13.07%                        N/A

       Bank
Leverage Ratio                             8.18%              7.62%                 8.68%                    5.00%
Tier I Capital Ratio                      10.08%              9.34%                10.72%                    6.00%
Total Risk-Based Capital Ratio            11.16%             10.34%                11.79%                   10.00%


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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                            (a)             (b)               (c)                            (d)
                                          Total           Average        Total Number of           Maximum Number (or
                                          Number of       Price          Shares (or Units)         Approximate Dollar Value)
                                          Shares (or      Paid           Purchased as Part         of Shares (or Units) that
                                          Units)          Per Share      of Publicly Announced     May Yet Be Purchased Under
                                          Purchased       (or Unit)      Plans or Programs         the Plans or Programs
                                          ---------       ---------      -----------------         ---------------------


    July 1 to July 30, 2004                   --             --                --                      $7,392,893

    August 1 to August 31, 2004             11,000         $23.92            11,000                    $7,129,783

    September 1 to September 30, 2004        6,000         $24.85             6,000                    $6,980,678

    Total                                   17,000         $24.25            17,000                    $6,980,678


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



                        FIRST CHESTER COUNTY CORPORATION


                                                       John A. Featherman III



November 15, 2004                                      /s/ John A Featherman III
                                                       -------------------------

                                                       John A. Featherman III
                                                       Chief Executive Officer



                                                       J. Duncan Smith



November 15, 2004                                      /s/ J. Duncan Smith
                                                       -------------------

                                                       J. Duncan Smith
                                                       Treasurer
                                                      (Principal Accounting and
                                                       Financial Officer)

                                  Exhibit Index
                                  -------------

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