Form 10-K
period 2004-12-31
FIRST CHESTER COUNTY CORP
filed 2005-03-16
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-12870

                        FIRST CHESTER COUNTY CORPORATION
             (Exact name of Registrant as specified in its charter)

              Pennsylvania                                      23-2288763
       ------------------------------                       ------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
                              ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $100,117,292

The number of shares outstanding of Common Stock of the Registrant as of March 3, 2005, was 4,578,268.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrants year end at December 31, 2004, are incorporated by reference into Part III.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                          PAGE

PART I:           Item 1 -   Business                                                                        1
                  Item 2 -   Properties                                                                  12-13
                  Item 3 -   Legal Proceedings                                                              13
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            13


PART II:          Item 5 -   Market for the Corporation's Common Equity, Related
                             Stockholder Matters and Issuer Repurchases of Equity Securities           13 - 14
                  Item 6 -   Selected Financial Data                                                        15
                  Item 7 -   Management's Discussion and Analysis of Financial
                             Condition and Results of Operation                                             15
                  Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                     15
                  Item 8 -   Financial Statements and Supplementary Data                                    15
                  Item 9 -   Changes In and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                            15
                  Item 9A -  Controls and Procedures                                                        15
                  Item 9B -  Other Information                                                              16

PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            16
                  Item 11 -  Executive Compensation                                                         16
                  Item 12 -  Security Ownership of Certain Beneficial Owners
                             and Management and Related Stockholder Matters                                 16
                  Item 13 -  Certain Relationships and Related Transactions                                 16
                  Item 14 -  Principal Accountant Fees and Services                                         16


PART IV:          Item 15 -  Exhibits and  Financial Statement Schedules                               17 - 18


SIGNATURES                                                                                             19 - 20

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                     PART I

Item 1.  Business.
------   --------

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

GENERAL

The Corporation is a Pennsylvania corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business based in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1994, and Turks Head II LLC, which was formed in 2003, each of which serves the purpose of holding the Bank's interests in and operating foreclosed real property until liquidation of such properties. First Chester County Capital Trust I, which was formed on July 11, 2002, and First Chester County Capital Trust II, which was formed on November 13, 2003, are special purpose statutory trusts created expressly for the issuance of preferred capital securities and investing proceeds in junior subordinated debentures of the Corporation. The Bank has two wholly-owned subsidiaries, FNB Insurance Services, LLC, trading as First National Wealth Advisory Services, and FNB Properties, LLC. First National Wealth Advisory Services offers insurance, full-service brokerage, financial planning and mutual fund services. Through May 2004, FNB Properties, LLC acted as property manager for the properties where the Bank's

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

  Lionville and New Garden branches are located.  On
August 5, 2001, the Corporation became a financial holding company pursuant to the Grahm-Leach-Bliley Act of 1999.

BUSINESS OF THE BANK

     The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through seventeen banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates 24 ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2004, the Bank had total assets of approximately $805.5 million, total loans of approximately $610.7 million, total deposits of approximately $663.0 million and employed 270 persons, of which 243 were full-time and 27 were part-time.

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

     The Bank's Trust and Investment Services Division (formerly known as the Financial Management Services Division), provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2004, the Bank's Trust and Investment Services Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $555.6 million. For the year ended December 31, 2004, gross income from the Bank's Trust and Investment Services Department and related activities amounted to approximately $3.5 million.

     In addition to retail and commercial banking and trust services, the Bank offers an array of investment opportunities to including mutual funds, annuities, retirement planning, education planning and insurance through the Wealth Advisory Services Division.

COMPETITION

     The Bank's service area consists primarily of greater Chester County, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions, Internet banks and other non-bank financial organizations such as mutual fund companies, brokerage firms, and the financing arms of corporate conglomerates. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in our market, which are substantially larger and have greater financial resources than the Bank. As of June 30, 2004, the Bank held an 7.91% market share of Chester County's $7.4 billion in deposits. The $7.4 billion is held by 185 branches of 32 banks, thrifts, and Savings and Loans.

     The Bank's Trust and Investment Services Division competes with a variety of companies including private trust companies, banks with trust departments, private money managers', brokerage firms, mutual fund companies, attorneys, accountants and insurance companies.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

The Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2004. The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received an outstanding rating at our last regulatory exam.

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2004, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $8.4 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2004, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law). Dividends declared in 2004 were $2.5 million.

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

     A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a Risk-Based Capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a Total Risk-Based Capital ratio of at least 10%, a Tier I capital ratio of at least 6% and a Leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2004, 2003 and 2002, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

     In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for both the fourth quarter 2004 and the first quarter of 2005 were $0 per $100 of BIF assessable deposits. FDIC deposit insurance expense was $86, $88 and $86 thousand for the year 2004, 2003, and 2002. Currently, there is proposed legislation that if passed could increase the Corporation's FDIC deposit insurance expense in future time periods.

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                                             RATE VOLUME ANALYSIS (1)

                                                              Increase (decrease) in net interest income due to:
                                        ----------------------------------------------------------------------------------------
                                        Volume (2)    Rate (2)       Total          Volume (2)  Rate (2)  Total
                                        ------        ----           -----          ------      ----      -----
(Dollars in thousands)                         2004 Compared to 2003                             2003 Compared to 2002
                                        ------------------------------------                -----------------------------

INTEREST INCOME
Federal funds sold                      $   (18)   $      50     $     32          $   (63)     $  (104)  $   (167)
Interest bearing deposits in banks            1            2            3                8          (10)        (2)
                                         ------     --------      -------           ------       ------    -------
       Total Interest Income                (17)          52           35              (55)        (114)      (169)
Investment securities
   Taxable                                 (202)         548          346              861       (1,504)      (639)
   Tax-exempt(3)                            458          (32)         426              927         (394)       533)
                                         ------      -------       ------           ------       ------     ------
       Total investment securities          256          516          772            1,788       (1,898)      (106)

Loans
   Taxable                                5,833       (2,591)       3,242            1,638       (4,906)    (3,288)
   Tax-exempt(3)                            144          (22)         122              402         (137)       264)
                                         ------      -------       ------           ------       ------     ------
       Total loans(4)                     5,977       (2,613)       3,364            2,040       (5,043)    (3,024)
                                         ------      -------       ------           ------       ------     ------
Total interest income                     6,216       (2,045)       4,171            3,773       (7,055)    (3,299)
                                         ------      -------       ------           ------       ------     ------

INTEREST EXPENSE
Savings, NOW and money market
   deposits                                 390         (287)         103              610       (1,996)    (1,374)
Certificates of deposits and other time    (208)        (478)        (686)            (642)      (1,442)    (2,087)
                                         ------      -------       ------           ------       ------     ------
   Total interest bearing deposits          181         (765)        (584)             (32)      (3,438)    (3,461)
Securities sold under repurchase
   Agreements                                (3)           -           (3)             (19)          (1)       (20)
Guaranteed preferred
   beneficial interest in Corp.'s
   subordinated debentures                  449          (32)         416              233          (53)       176
Other borrowings                            819           62          881              444         (657)      (214)
                                         ------      -------       ------           ------       ------     ------

Total Interest expense                    1,446         (735)         711              626       (4,149)    (3,579)
                                         ------       ------       ------           ------       ------     ------

Net Interest income                     $ 4,771      $(1,310)     $ 3,461          $ 3,147      $(2,907)   $   220
                                         ======       ======       ======           ======       ======     ======

NOTES:

(1) The related average balance sheets can be found on page 30 of the Corporation's Annual Report to Shareholders, attached as part of
         Exhibit 13, incorporated herein by reference.

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                       LOAN PORTFOLIO BY TYPE AT DECEMBER


(Dollars in thousands)                2004              2003                2002             2001               2000
                                ---------------   ----------------    ---------------   ---------------   --------------
                                Amount      %     Amount       %      Amount     %      Amount       %    Amount      %
                                ------      -     ------       -      ------     -      ------       -    ------      -

Commercial loans                 $187,903    30%   $142,144     28%   $122,005     27%  $118,420     26%   $105,125   26%

Real estate - construction         59,093    10%     56,340     11%     47,601     11%    40,065      9%     30,134    7%

Real estate - other               243,490    40%    202,898     40%    175,846     39%   199,398     45%    181,129   45%

Consumer loans                    101,157    16%     77,113     15%     62,646     14%    48,323     11%     54,692   13%

Lease financing receivables        26,362     4%     32,754      6%     39,584      9%    41,904      9%     35,809    9%
                                  -------           -------            -------           -------            -------

     Total gross loans
        and lease                $618,005   100%   $511,249    100%   $447,682    100%  $448,110    100%   $406,889  100%

Allowance for possible
   loan and lease losses (1)     $ (7,213)         $ (5,864)          $ (6,230)         $ (6,344)          $ (6,609)
                                  -------           -------            -------           -------            ------

     Total net loans (2)         $610,792          $505,385           $441,452          $441,766           $400,280
                                  =======           =======            =======           =======            =======


NOTES:

(1) Non-accruing loans have been used in the daily average balances to determine changes in interest due to volume. Loan fees included in the interest income computation are not material.

(2) At December 31, 2004 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 2004 (1) (2)

                                                                 Maturing
                                              Maturing         After 1 Year           Maturing
                                               Within           And Within              After
(Dollars in thousands)                        1 Year(3)           5 Years              5 Years          Total
                                             ----------        ------------           ---------      ---------

Commercial loans                             $   20,364           $ 56,827            $110,712        $187,903

Real Estate - construction                       45,620             12,704                 769          59,093
                                              ---------            -------             -------         -------

       Total                                 $   65,984           $ 69,531            $111,481        $246,996
                                              =========            =======             =======         =======


Loans maturing after 1 year with:
---------------------------------

Fixed interest rates
   Commercial Loans                                               $ 39,746            $ 33,667
   Commercial real estate - construction                             6,660                 769

Variable interest rates
   Commercial Loans                                                 17,081              77,045
   Commercial Real Estate - construction                             6,044                  --
                                                                   -------             -------

       Total                                                      $ 69,531            $111,481
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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2004


                                                      Due over         Due over
                                     Due               1 year           5 years        Due
                                    Within             Through          Through        Over
(Dollars in thousands)              1 year             5 years         10 years       10 years          Total
                                    ------             -------         --------       --------          -----

Held-to-Maturity
     U.S. Treasury                      --                 --               --             --              --
     U.S. Government agency             --                 --               --             --              --
     Mortgage-backed securities (1)     --                 --               --             --              --
     State and municipal (2)            --                 10               --             --              10
     Corporate securities               --                 --               --             --              --
     Asset-backed (1)                   --                 --               --             --              --
                                   -------          ---------         --------       --------         -------
                                        --                 10               --             --              10
                                   -------          ---------         --------       --------         -------

Available-for-Sale
     U.S. Treasury                  24,997              2,517               --             --          27,514
     U.S. Government agency             --                 --               --          1,049           1,049
     Mortgage-backed securities (1)     --                 --            2,788         62,897          65,685
     State and municipal (2)           565              9,878           14,270             --          24,713
     Corporate securities               --              3,153            8,000          2,710          13,863
     Asset-backed (1)                   --                 --              235            141             376
     Mutual Funds                       --                 --               --            797             797
     Other equity securities (3)         --                --               --          6,022           6,022
                                   --------         ---------         --------       --------         -------
                                    25,562             15,548           25,293         73,616         140,019
                                   -------          ---------         --------       --------         -------

Total Investment securities       $ 25,562         $   15,548        $  25,293      $  73,616        $140,029
                                   =======          =========         ========       ========         =======

Percent of portfolio                 18.25%             11.11%           18.06%        52.58%          100.00%
                                   =======          =========         ========       =======          =======

Weighted average yield                1.79%              3.17%            3.92%         4.29%            3.63%
                                   =======          =========         ========       =======        =========


NOTES:

(1) Mortgage-backed and Asset-backed securities are included in the above table based on their contractual maturity.

(2) The yield on tax-exempt obligations has been computed on a tax equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance.
(3) Other equity securities having no stated maturity have been included in "Due over 10 years".

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      INVESTMENT SECURITIES AT DECEMBER 31,

                                           2004                                   2003
                                  ---------------------                  --------------------
     (Dollars in thousands)           Book       Market                      Book      Market
                                     Value       Value                       Value     Value

Held-to-Maturity
     U.S. Treasury                $     --     $     --                  $     --    $     --
     U.S. Government agency             --           --                        --          --
     Mortgage-backed securities         --           --                         4           4
     State and municipal                10           11                        15          16
     Corporate securities               --           --                        --          --
     Asset-backed                       --           --                        --          --
     Mutual funds                       --           --                        --          --
     Other equity securities            --           --                        --          --
                                   -------      -------                   -------     -------
                                  $     10     $     11                  $     19    $     20
                                   =======      =======                   =======     =======


Available-for-Sale
     U.S. Treasury                $ 27,503     $ 27,514                  $  2,498    $  2,561
     U.S. Government agency          1,058        1,049                    10,821      10,715
     Mortgage-backed securities     65,830       65,685                    69,821      70,035
     State and municipal            24,797       24,713                    25,815      25,840
     Corporate securities           12,069       12,176                    12,893      13,181
     Corporate CMO's                 1,687        1,687                       119         118
     Asset-backed                      377          376                     2,692       2,666
     Mutual Funds                      863          797                       863         801
     Other equity securities         5,951        6,022                     4,724       4,793
                                   -------      -------                   -------     -------
                                  $140,135     $140,019                  $130,246    $130,710
                                   =======      =======                   =======     =======


               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 2.  Properties.
-------  ----------

     The Bank owns eleven properties which are not subject to any mortgages, and the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kendal, Crosslands, Lima, Granite Farms, Hershey's Mill, Coatesville, Giunta's and
Freedom   Village   offices.   Management  of  the   Corporation   believes  the
Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank, and other properties owned or leased by the Bank and the Corporation which may serve as future sites for branch offices. Management is currently evaluating all of its properties for future use.


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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

New Garden / Branch                               741 West Cypress Street                        August 2001
                                                  Kennett Square, Pennsylvania

Hershey's Mill / Branch                           1371 Boot Road                                 December 2001
                                                  West Chester, Pennsylvania

Coatesville Branch                                258A East Lincoln Highway                      June 2003
                                                  Coatesville, PA 19320

Giunta's Branch                                   700 Downingtown Pike                           September 2003
                                                  West Chester, PA 19380

Freedom Village                                   15 Freedom Boulevard                           July 2004
                                                  West Brandywine, PA  19320

Oxford                                            275 Limestone Road                             December 2004
                                                  Oxford, PA  19363

Other                                                                                            Date Acquired
Properties / Use                                      Address                                      or Opened

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

            The information called for in Item 201 (a), (b) and (c) of Regulation S-K is incorporated herein by reference to the information set forth on page 36 and the back cover of the Corporation's Annual Report to Shareholders, which material is filed herewith as part of Exhibit 13.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

The information called for in Item 201 (d) of Regulation S-K is set forth in the following table:

                    Equity Compensation Plan Information Form

                                                                                                        Number of
                                                                                                        securities
                                                                                                        remaining
                                                              Number of securities   Weighted-average   available for
                                                              to be issued upon      exercise price     future
                                                              exercise of            of outstanding     issuance under
                                                              outstanding options,   options,           equity
                                                              warrants and           warrants           compensation
                                                              rights*                and rights*        plans*
                                                              --------------------   ----------------   --------------

Equity compensation plans approved by security holders              442,445**             $15.35           17,294
Equity compensation plans not approved by security holders             --                   --               --
Total                                                               442,445**             $15.35           17,294

* The securities referred to in this table are shares of the Corporation's common stock issuable upon exercise of options issued pursuant to the 1995 Stock Option Plan.

** Number of options issued and outstanding that were exercisable as December 31, 2004.

The information required by Item 703 is set forth in the following table:

                      Issuer Purchases of Equity Securities

                                                (a) (b) (c) (d)


                                           Total Number    Average    Total Number of Shares      Maximum Number (or Approximate
                  Period                   of Shares (or  Price Paid  (or Units) Purchased as     Dollar Value) of Shares (or
                                               Units)     per Share   Part of Publicly Announced  Units) that May Yet Be Purchased
                                             Purchased    (or Unit)      Plans or Programs          Under the Plans or Programs


 October 1 to October 31, 2004                   --           --               --                      $6,980,678

 November 1 to November 30, 2004               10,000       $26.51           10,000                    $6,715,573

 December 1 to December 31, 2004                 --           --               --                      $6,715,573

    Total                                      10,000       $26.51           10,000                    $6,715,573


Note: All of the foregoing shares were purchased pursuant to theCorporation's program to repurchase up to $10.0 million of the Corporation's common stock that was publicly announced on October 16, 2003.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6.     Selected Financial Data.

            Selected financial data concerning the Corporation and the Bank is incorporated herein by reference to page 22 of the Corporation's 2004 Annual Report to Shareholders, filed as part of of Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to pages 23 to 37 of the Corporation's 2004 Annual Report to Shareholders filed as part of Exhibit 13 hereto.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

            Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference to pages 38 to 40 of the Corporation's 2004 Annual Report to Shareholders filed as part of Exhibit 13 hereto.

Item 8.     Financial Statements and Supplementary Data.

            Consolidated financial statements of the Corporation and the Report of Independent Certified Public Accountants thereon are incorporated herein by reference to pages 41 to 72 of the Corporation's 2004 Annual Report to Shareholders filed as part of Exhibit 13 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A.    Controls and Procedures.

            Disclosure controls and procedures. Appearing as Exhibits 31.1, 31.2, 31.3 and 31.4 (the "302 Certifications") to this Annual Report are four certifications, one by each of our Chief Executive Officer (CEO), President, Chief Financial Officer (CFO) / Treasurer (our principal accounting and financial officer), and our Assistant Treasurer (the "Principal Officers"). This
Item 9A contains information concerning the evaluation of the Corporation's disclosure controls and procedures that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented in the 302 Certifications.

            The Securities and Exchange Commission (the "SEC") requires that as of the end of the period covered by this Annual Report on Form 10-K, our CEO and our CFO / Treasurer evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Corporation's disclosure controls and procedures in this Annual Report.

            "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO / Treasurer, as appropriate to allow timely decisions regarding required disclosure.

            Based upon their evaluation of the disclosure controls and procedures, the Principal Officers have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries is made known to Management, including the CEO and CFO / Treasurer, on a timely basis.

            Internal Control Over Financial Reporting. The information set forth on pages 71 and 72 of our Annual Report to Shareholders, which is filed as part of herein as Exhibit 13, is incorporated by reference.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 9B.    Other Items.

            On November 24, 2004, the Bank entered into separation agreements with Messrs. D'Angelo and Glarner in connection with their termination as executive officers of the Bank. Under the terms of these agreements, Messrs. D'Angelo and Glarner are entitled to receive severance payments on the Bank's regular payroll cycle based upon their annualized salaries ($139,256 and $134,559, respectively) and benefits ($25,185 and $30,149, respectively) at the time of separation, for a period of one year. In addition, under the separation agreements each of Messrs. D'Angelo and Glarner will continue to receive a monthly car allowance of $700 per month, and Mr. Glarner will receive reimbursement of payments made for COBRA benefits, in each case for one year. In addition, on November 26 and November 24, 2004, respectively, the Bank entered into agreements with Messrs. D'Angelo and Glarner (collectively, the "2004 Agreements") pursuant to which each of them are employed as officers of the Bank. Each of the 2004 Agreements will continue in force until either the officer or the Bank gives notice of termination, which notice shall be at least 14 days prior to the effective date of termination. As compensation under the 2004 Agreements, the officers receive salary, benefits and car allowance, and may be eligible to receive incentive compensation, as determined from time to time. Amounts paid to, and benefits received by, Messrs. D'Angelo and Glarner during the first twelve months following the commencement of the 2004 Agreements shall offset amounts due to each such officer pursuant to their respective separation agreements.

                                    PART III

Item 10.    Directors and Executive Officers of the Corporation.

            The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2004 Annual Meeting of Shareholders that will be filed not later than March 30, 2005.


Item 11.    Executive Compensation.

            The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than March 30, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            The information called for in Item 201(d) of Regulation S-K is included in Item 5 of this Report. The other information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than March 30, 2005.

Item 13.    Certain Relationships and Related Transactions.

            The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than March 30, 2005.

Item 14.    Principal Accountant Fees and Services

            The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2005 Annual Meeting of Shareholders that will be filed not later than March 30, 2005.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules.

            1. Financial Statements

            The Consolidated Financial Statements, for the years ending December 31, 2004 and 2003, together with the report thereon of Grant Thornton LLP dated March 15, 2005, are filed as part of this Report under Item 8.

            2. Financial Statement Schedules

            Financial Statement Schedules are not required under the related instructions of the Securities and Exchange Commission, are inapplicable or are included in the Consolidated Financial Statements or notes thereto.

            3. Exhibits

               The  following  is  a  list  of  the  exhibits   filed  with,  or
incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those exhibits marked "(CP)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates):

               3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended, filed as Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated by reference.

               3(ii). By-Laws of the Corporation. By-Laws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

            10. Material contracts.

* (a) Copy of Employment Agreement among the Corporation, the Bank and John A. Featherman, III, dated as of November 13, 2003 (CP)

* (b) Copy of Employment Agreement among the Corporation, the Bank and Kevin C. Quinn, dated as of November 13, 2003. (CP)

*               (c)  Compensatory   Arrangements  of  Executive  Officers  and
Directors for 2005. (CP)

                (d) Copy of the Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 7, 2003 (SEC File No. 333-107739) is incorporated herein by reference.

                (e) Copy of the Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 12, 1997 (SEC File No. 333-33411) is incorporated herein by reference. (CP)

                (f) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 00012870. (CP)

* (g) Summary of changes to the Amended and Restated Supplemental Benefit Retirement Plan approved through December 31, 2004. (CP)

* (h) Copy of the Corporation's and the Bank's Directors' Deferred Compensation Plan.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                (i) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

*               (j) Copy of form of Stock Option Agreement (Directors). (CP)

*               (k) Copy of form of Stock Option Agreement (Executive Officers).
                    (CP)

                (l) Copy of Employment Agreement between the Bank and J. Duncan Smith (CFO), dated December 1, 1999 is incorporated by reference to Exhibit 10
(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. (CP)

*               (m) Copy of  Employment  Agreement  between  the Bank and  Peter
D'Angelo. (CP)

*               (n) Copy of  Separation  Agreement  between  the Bank and  Peter
D'Angelo. (CP)

*               (o) Copy of  Employment  Agreement  between  the Bank and  David
Glarner. (CP)

*               (p) Copy of  Separation  Agreement  between  the Bank and  David
Glarner. (CP)

* 13. Annual Report to Shareholders. Portions of our Annual Report to Shareholders that are incorporated by reference in this report on Form 10-K.

            14. Code of Conduct (Ethics). Copy of Code of Conduct (Ethics) filed as Exhibit 14 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

* 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, was incorporated in 1996 in the State of Pennsylvania. Turks Head II, LLC was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust I was formed on July 11, 2002. First Chester County Capital Trust II was formed on November 13, 2003.

*           23.  Consent of Grant Thornton LLP, dated March 15, 2005.
*           31.1 Certification of Chief Executive Officer.
*           31.2 Certifications of President.
*           31.3 Certification of Treasurer.
*           31.4 Certification of Assistant Treasurer.
*           32.1 Certification of Chief Executive Officer.
*           32.2 Certification of President.
*           32.3 Certification of Treasurer.
*           32.4 Certification of Assistant Treasurer.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST CHESTER COUNTY CORPORATION



                                             By:     /s/ John A. Featherman, III
                                                     ---------------------------
                                                     John A. Featherman, III
                                                     Chief Executive Officer and
                                                     Chairman of the Board

Date: March 15, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of March 15, 2005.

         Signature                            Title
         ---------                            -----

/s/ John A. Featherman, III          Chief Executive Officer and
_____________________________        Chairman of the Board
John A. Featherman, III             (Principal Executive Officer)


/s/ J. Duncan Smith                  Treasurer
_____________________________       (Principal Accounting and Financial Officer)
J. Duncan Smith




                    (Signatures continued on following page)

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

/s/ M. Robert Clarke                                                  Director
----------------------------------
M. Robert Clarke

/s/ Clifford E. DeBaptiste                                            Director
----------------------------------
Clifford E. DeBaptiste

/s/ John S. Halsted                                                   Director
----------------------------------
John S. Halsted

/s/ J. Carol Hanson                                                   Director
----------------------------------
J. Carol Hanson

/s/ Edward A. Leo                                                     Director
----------------------------------
Edward A. Leo

/s/ David L. Peirce                                                   Director
----------------------------------
David L. Peirce

/s/ John B. Waldron                                                   Director
----------------------------------
John B. Waldron

/s/ Kevin C. Quinn                                                    Director
----------------------------------
Kevin C. Quinn

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS

         The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those exhibits marked "(CP)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates):

         3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended, filed as Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated by reference.

         3(ii). By-Laws of the Corporation. By-Laws of the Corporation, filed as
Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

         10. Material contracts.

* (a) Copy of Employment Agreement among the Corporation, the Bank and John A. Featherman, III, dated as of November 13, 2003 (CP)

* (b) Copy of Employment Agreement among the Corporation, the Bank and Kevin C. Quinn, dated as of November 13, 2003. (CP)

* (c) Compensatory Arrangements of Executive Officers and Directors for 2005. (CP)

             (d) Copy of the Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 7, 2003 (SEC File No. 333-107739) is incorporated herein by reference.

             (e) Copy of the Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 12, 1997 (SEC File No. 333-33411) is incorporated herein by reference. (CP)

             (f) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 00012870. (CP)

* (g) Summary of changes to the Amended and Restated Supplemental Benefit Retirement Plan approved through December 31, 2004. (CP)

* (h) Copy of the Corporation's and the Bank's Directors' Deferred Compensation Plan.

             (i) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

*            (j) Copy of form of Stock Option Agreement (Directors). (CP)


*            (k) Copy of form of Stock Option  Agreement  (Executive  Officers).
(CP)

             (l) Copy of Employment Agreement between the Bank and J. Duncan Smith (CFO), dated December 1, 1999 is incorporated by reference to Exhibit 10
(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. (CP)


*            (m)  Copy of  Employment  Agreement  between  the  Bank  and  Peter
D'Angelo. (CP)

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

*            (n)  Copy of  Separation  Agreement  between  the  Bank  and  Peter
D'Angelo. (CP)

*            (o)  Copy of  Employment  Agreement  between  the  Bank  and  David
Glarner. (CP)

*            (p)  Copy of  Separation  Agreement  between  the  Bank  and  David
Glarner. (CP)

* 13. Annual Report to Shareholders. Portions of our Annual Report to Shareholders that are incorporated by reference in this annual report on Form 10-K.

         14. Code of Conduct (Ethics). Copy of Code of Conduct (Ethics) filed as
Exhibit 14 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

* 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, was incorporated in 1996 in the State of Pennsylvania. Turks Head II, LLC was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, t/a First National Wealth Advisory Services, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust I was formed on July 11, 2002. First Chester County Capital Trust II was formed on November 13, 2003.

*        23.   Consent of Grant Thornton LLP, dated March 15, 2005.
*        31.1  Certification of Chief Executive Officer.
*        31.2  Certifications of President.
*        31.3  Certification of Treasurer.
*        31.4  Certification of Assistant Treasurer.
*        32.1  Certification of Chief Executive Officer.
*        32.2  Certification of President.
*        32.3  Certification of Treasurer.
*        32.4  Certification of Assistant Treasurer.