Form 10-Q
period 2005-03-31
FIRST CHESTER COUNTY CORP
filed 2005-05-06
CIK 744126

May 6, 2005


OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312

                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2005.





                                    Very truly yours,

                                    /s/ T. Benjamin Marsho
                                    ---------------------------------------
                                    T. Benjamin Marsho, Assistant Treasurer
                                    (Principal Accounting and Financial Officer)



TBJ/jd
Enclosures


cc:      Patricia A. Gritzan, Esquire, Saul Ewing LLP, Philadelphia, PA

         David Burns, CPA, Grant Thornton, Philadelphia, PA

         Ward Johnson, VP, First Union Bank, Philadelphia, PA

         James Shilling, VP, Kish Bank, Belleville, PA

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, OR
                               --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___ -

The number of shares outstanding of Common Stock of the Registrant as of May 2, 2005 was 5,044,367.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             March 31, 2005 (unaudited) and December 31, 2004                                             4

                             Consolidated Statements of Income
                             Three-Months Ended March 31, 2005 and 2004 (unaudited)                                       5

                             Consolidated Statements of Cash Flows
                             Three-Months Ended March 31, 2005 and 2004 (unaudited)                                       6

                             Notes to Consolidated Financial Statements                                                 7-9

                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                            11-26

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  27

                  Item 4 -   Controls & Procedures                                                                       27

Part II. OTHER INFORMATION

                  Item 1 -    Legal Proceedings                                                                          28

                  Item 2 -    Unregistered Sales of Equity Securities and Use of Proceeds                                28

                  Item 3 -    Defaults Upon Senior Securities                                                            28

                  Item 4 -    Submission of Matters to a Vote of Security Holders                                     28-29

                  Item 5 -    Other Information                                                                          30

                  Item 6 -    Exhibits                                                                                   30

                  Signatures                                                                                             31

                  Index to Exhibits                                                                                      32

                  Exhibits                                                                                               33

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


ITEM 1.  Financial Statements

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

 (Dollars in thousands)                                                                  March 31,
                                                                                            2005             December 31,
                                                                                         (unaudited)             2004*
                                                                                         -----------         ------------

ASSETS
    Cash and due from banks                                                               $  21,522            $  24,656
    Federal funds sold and other overnight investments                                            -                6,500
    Interest bearing deposits in banks                                                          230                  454
                                                                                           --------             --------

                Total cash and cash equivalents                                              21,752               31,610
                                                                                           --------             --------

    Investment securities held-to-maturity (fair value of $10
        at March 31, 2005 and $11 at December 31, 2004, respectively)                            10                   10

    Investment securities available-for-sale, at fair value                                 109,990              140,019

    Loans and leases                                                                        640,841              618,005
    Less:  Allowance for loan and lease losses                                               (7,449)              (7,213)
                                                                                           --------             --------
                Net loans and leases                                                        633,392              610,792

    Premises and equipment                                                                   13,848               14,137
    Other assets                                                                              9,403                8,907
                                                                                           --------             --------
                Total assets                                                              $ 788,395            $ 805,475
                                                                                           ========             ========
LIABILITIES
    Deposits
        Noninterest-bearing                                                               $ 126,717            $ 125,452
        Interest-bearing (including certificates of deposit over $100 of $29,503 and $33,048 - March 31, 2005 and
           December 31, 2004 respectively)                                                  515,853              537,566
                                                                                           --------             --------

        Total deposits                                                                      642,570              663,018

    Federal Home Loan Bank advances and other borrowings                                     70,799               66,464
    Junior subordinated debentures                                                           15,465               15,465
    Other liabilities                                                                         4,777                5,126
                                                                                           --------             --------

        Total liabilities                                                                 $ 733,611            $ 750,073
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 25,000,000 shares;
        outstanding, 5,279,633 at March 31, 2005 and 4,799,666 December 31, 2004              5,280                4,800
    Additional paid-in capital                                                                1,633                2,052
    Retained earnings                                                                        54,113               53,749
    Accumulated other comprehensive loss                                                     (1,401)                 (78)
    Treasury stock, at cost:  240,767 shares and 261,185 shares
       at March 31, 2005 and December 31, 2004, respectively                                 (4,841)              (5,121)
                                                                                           --------             --------

                Total stockholders' equity                                                   54,784               55,402
                                                                                           --------             --------

                Total liabilities and stockholders' equity                                $ 788,395            $ 805,475
                                                                                           ========             ========

The accompanying notes are an integral part of these statements.

* Derived from our audited, consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended 12/31/04

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                        Three Months Ended
                                                                                             ---------------------------
                                                                                                        March 31,
                                                                                             ---------------------------

                                                                                                2005               2004
                                                                                              -------            -------

INTEREST INCOME
    Loans and leases, including fees                                                       $    8,918         $    7,332
    Investment securities                                                                       1,237              1,287
    Federal funds sold and other overnight investments                                             27                 19
    Deposits in banks                                                                               2                  1
                                                                                            ---------          ---------
                Total interest income                                                          10,184              8,639
                                                                                            ---------          ---------
INTEREST EXPENSE
    Deposits                                                                                    1,752              1,180
    Junior subordinated debentures                                                                220                165
    Federal Home Loan Bank advances and other borrowings                                          594                324
                                                                                            ---------          ---------

                Total interest expense                                                          2,566              1,669
                                                                                            ---------          ---------

                Net interest income                                                             7,618              6,970

    Provision for loan and lease losses                                                           507                300
                                                                                            ---------          ---------

                Net interest income after provision for possible loan losses                    7,111              6,670
                                                                                            ---------          ---------

NON-INTEREST INCOME
    Trust and Investment Services                                                                 869                947
    Service charges on deposit accounts                                                           473                524
    Investment securities gains, net                                                               67                 53
    Operating lease rental income                                                                 228                193
    Gains on the sale of fixed assets and OREO                                                      1                 25
    Gains and fees on the sale of residential mortgages                                            81                141
    Other                                                                                         565                503
                                                                                            ---------          ---------

                Total non-interest income                                                       2,284              2,386
                                                                                            ---------          ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              4,092              3,875
    Occupancy, equipment and data processing                                                    1,383              1,330
    Depreciation expense on operating leases                                                      200                172
    Bank shares tax                                                                               173                125
    Professional services                                                                         796                334
    Other                                                                                       1,323              1,077
                                                                                            ---------          ---------
                Total non-interest expense                                                      7,967              6,913
                                                                                            ---------          ---------

                Income before income taxes                                                      1,428              2,143

INCOME TAXES                                                                                      410                642
                                                                                            ---------          ---------

NET INCOME                                                                                 $    1,018         $    1,501
                                                                                            =========          =========

PER SHARE DATA
    Basic earnings per common share                                                        $     0.20         $     0.30
                                                                                            =========          =========
    Diluted earnings per common share                                                      $     0.19         $     0.29
                                                                                            =========          =========
    Dividends declared                                                                     $   0.1283         $   0.1238
                                                                                            =========          =========

Basic weighted average shares outstanding                                                   5,215,017          4,976,453
                                                                                            =========          =========

Diluted weighted average shares outstanding                                                 5,034,483          5,192,946
                                                                                            =========          =========
The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Three Months Ended
 (Dollars in thousands)                                                                                March 31,
                                                                                            ------------------------------
                                                                                                2005                2004
                                                                                                ----                -----

OPERATING ACTIVITIES
    Net Income                                                                               $  1,018             $  1,501
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                  713                  622
    Provision for loan and lease losses                                                           507                  300
    Amortization of investment security premiums
           and accretion of discounts                                                             560                  179
    Amortization of deferred fees on loans                                                          2                  (38)
    Investment securities (gains), net                                                            (67)                 (53)
    (Increase) in other assets                                                                 (1,818)                 662
    (Decrease) in other liabilities                                                              (349)                 (18)
                                                                                              -------              -------

           Net cash provided by operating activities                                         $    566             $  3,155
                                                                                              -------              -------

INVESTING ACTIVITIES
    (Increase) in loans                                                                       (23,109)             (13,979)
    Proceeds from sales of investment securities available-for-sale                            26,099               12,195
    Proceeds from maturities of investment securities available-for-sale                       51,764                8,187
    Proceeds from maturities of investment securities held to maturity                             --                    1
    Purchases of investment securities available-for-sale                                     (48,327)             (13,944)
    Purchase of premises and equipment, net                                                      (425)                (290)
                                                                                              -------              -------

    Net cash provided by investing activities                                                $  6,002             $ (7,830)
                                                                                              -------              -------

FINANCING ACTIVITIES
    Increase in Federal Home Loan advances                                                      4,335                1,694
    (Decrease) increase in deposits                                                           (20,448)              13,983
    (Decrease) increase in securities sold under repurchase agreements
    Cash dividends paid                                                                          (653)                (631)
    Purchase of Treasury stock                                                                    340                   96
                                                                                              -------              -------

           Net cash provided by (used in) financing activities                                (16,426)              15,142
                                                                                              -------              -------

           NET DECREASE IN CASH AND CASH
               EQUIVALENTS                                                                     (9,858)              10,467

Cash and cash equivalents at beginning of year                                                 31,610               31,383
                                                                                              -------              -------

Cash and cash equivalents at end of period                                                   $ 21,752             $ 41,850
                                                                                              =======              =======

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

             The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

             The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ending March 31, 2005.

2.       EARNINGS PER SHARE

Three Months ended March 31, 2005
---------------------------------

                                                                        Income               Shares                Per Share
                                                                      (numerator)         (denominator)              Amount
                                                                      -----------         -------------            ---------

Basic earnings per share
        Net income available to common stockholders                     $1,018              5,034,483                $ 0.20
Effect of Dilutive Securities
        Options to purchase common stock                                    --                180,534                 (0.01)
                                                                         -----              ---------                 -----
Diluted earnings per share
        Net income available to common stockholders                     $1,018              5,215,017                $ 0.19
                                                                         =====              =========                 =====

Three Months ended March 31, 2004
---------------------------------

                                                                        Income               Shares                Per Share
                                                                      (numerator)         (denominator)              Amount
                                                                      -----------         -------------            ---------
Basic earnings per share
        Net income available to common stockholders                     $1,501              4,976,453                $ 0.30
Effect of Dilutive Securities
        Options to purchase common stock                                    --                216,494                  (.01)
                                                                         -----              ---------                 -----
Diluted earnings per share
        Net income available to common stockholders                     $1,501              5,192,946                $ 0.29
                                                                         =====              =========                 =====

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

3.       COMPREHENSIVE INCOME

         Components of comprehensive income are presented in the following chart:

                                                                    Three Months Ended
                                                                          March 31,
                                                                 ------------------------
                                                                   2005             2004
                                                                 -------          -------
     Unrealized gains on securities:
       Unrealized gains (losses) arising in period               $ 1,707           $  806
       Reclassification adjustment                                    --               --
       Net unrealized gains (losses)                                  67               53
                                                                  ------            -----
     Other comprehensive income before taxes                       1,774              859
     Income tax expense                                             (450)            (218)
                                                                  ------            -----
     Other comprehensive income                                    1,324              641
                                                                  ------            -----
     Comprehensive income (losses)                               $ 2,342           $2,142
                                                                  ======            =====

4.       JUNIOR SUBORDINATED DEBENTURES

             Management has determined that First Chester County Capital Trust I & II qualify as variable interest entities under FASB Interpretation Number ("FIN") 46, as revised. First Chester County Capital Trust I & II issued mandatorily redeemable preferred securities to investors and loaned the proceeds to the Corporation. First Chester County Capital Trust I & II are included in the Corporation's consolidated balance sheet and statements of income as of and for the year ended December
         31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) "Consolidation of Variable Interest Entities," the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. The deconsolidation resulted in the Corporation's investment in the common securities of First Chester County Capital Trust I & II being included in other assets and a corresponding increase in outstanding debt of $465 thousand. In addition, the income received on the Corporation's common securities investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the Corporation's financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the Corporation as a result of the adoption of FIN 46(R). On March 1, 2005, the Federal Reserve Bank released its final rule on the treatment of trust preferred securities. The final rule retains the current bifurcated system that limits the percentage of total capital that may be composed of trust preferred securities: 15% of core capital elements limit for "internationally active banks"; 25% of core capital elements for non-internationally active banks. The final ruling will not affect the calculations of the Corporation's capital ratios.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

5.       STOCK-BASED COMPENSATION

             At March 31, 2005, the Corporation had one stock-based employee compensation plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

             The following table provides the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                       2005               2004
                                                                                       ----               ----

         Net income (in thousands)      As reported                                   $ 1,018            $ 1,501
         Stock-based compensation costs determined
           under fair value method for all awards                                          --*           $    17
                                                                                       ------             ------
                                            Pro forma net income                      $ 1,018            $ 1,484

         Earnings per share (Basic)      As reported                                  $  0.20            $  0.30
                                            Pro forma                                 $  0.20            $  0.30
         Earnings per share (Diluted)   As reported                                   $  0.19            $  0.29
                                            Pro forma                                 $  0.19            $  0.29

         * As of March 31, 2005, there was no remaining unamortized compensation expense

             On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, SFAS No 123(R) "Share-Based Payment, an Amendment of FASB Statements No. 123 and APB No. 25," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement, which would be effective for fiscal years beginning after December 15, 2004, would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2004. On March 29, 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 "Share-Based Payment" to provide guidance regarding the application of FASB Statement No.123(R) and was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) and to enhance the information that investors receive. Additionally, on April 14, 2005, the SEC approved the delay of the effective date of SFAS 123(R). Under the new rule SFAS 123(R) will now be effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The Corporation is currently evaluating this statement and its effects on its results of operations.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

6.       EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

             Earnings per share are calculated using the weighted average shares outstanding during the year. On April 19, 2005, the Board of Directors declared a 10% stock dividend to stockholders of record on May 2, 2005, payable May 19, 2005. Par value remained at $1.00 per share. The stock split resulted in the issuance of 458,579 additional shares of common stock from authorized but unissued shares. The issuance of authorized but unissued shares resulted in the transfer of 458,579 from additional paid-in capital to common stock, representing the par value of the shares issued. Accordingly, earnings per share, cash dividends per share, and weighted average shares of common stock outstanding have been restated to reflect the stock split.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

         o costs of the Corporation's training initiatives, product development, investment in building its Management team, initiatives to improve efficiency and accessibility to customers, branch expansion, new technology, new marketing initiatives, and operating systems may exceed expectations;

         o competition among financial and non-financial institutions in the Corporation's market area that may result in customer turnover and lower interest rate margins;

         o changes in the regulatory environment, securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, and operating expenses;

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three months ended March 31, 2005 was $1.02 million, a decrease of $483 thousand or 32.2% from $1.50 million for the same period in 2004. The decrease in net income for the three-month period ended March 31, 2005 was a result of increases in several non-interest expense categories as well as an increase in the provision for loan and lease losses when compared to the same quarter last year. The increased non-interest expenses can be attributed primarily to increased costs of staffing and benefits, professional and consulting fees, and costs related to the Corporation's new imaging and branding rollout. The increased expenses were partially offset by an increase in net interest income. Net interest income has benefited from both increases in volume and increases in rates on the adjustable rate portion of the Corporation's loan portfolio, partially offset by increased rates on interest-bearing liabilities. The specific components of net interest income, non-interest income and non-interest expenses are discussed on pages 14 and 18. Basic earnings per share for the three months ending March 31, 2005 and 2004 were $0.20 and $0.30 per share, respectively. Cash dividends declared during the three-month period ended March 31, 2005 were $0.1283 an increase of 3.6% from $0.1238 per share for the same period in 2004. Over the past ten years, the Corporation's practice has been to pay a dividend of at least 35.0% of net income.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                                                           March                              December
                                                 --------------------------                   --------
                                                   2005              2004                        2004
                                                   ----              ----                     --------
        SELECTED RATIOS
        Return on average assets                   0.51%              0.87%                     0.88%
        Return on average equity                   7.28%             11.37%                    11.59%
        Earnings retained                         35.95%             57.96%                    58.95%
        Dividend payout ratio                     64.05%             42.04%                    41.05%
        Book value per share                     $10.87             $10.70                    $12.14

The table of "Consolidated Average Balance Sheet and Taxable Equivalent Income/Expense and Rates" on page 17 may assist the reader in the following discussion.

                               NET INTEREST INCOME

     Net interest  income is the difference  between  interest  income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month periods ended March 31, 2005 was $7.8 million, an increase of 9.2% from $7.1 million for the same period in 2004. The increase in tax equivalent net interest income can be attributed to an increase in the average balance of interest-earning assets and an increase in the average interest rates earned on interest earning assets when compared to the same period last year, partially offset by an increase in the yields paid on interest-bearing liabilities.

     The average net yield on interest-earning assets, on a tax equivalent basis was 4.08% for the three-month period ended March 31, 2005, compared to 4.34% for the same period in 2004, a decrease of 6.0% or 26 basis points (one basis point is equal to 1/100 of a percent). The average yield on interest-earning assets increased 1.3% or 7 basis points to 5.43% in 2005 compared to 5.36% in 2004. The average yield paid on interest-bearing liabilities increased 29.7% or 38 basis points to 1.66% in 2005 from 1.28% in 2004. The increase is due to the increasing of interest rates paid on deposit accounts. Interest rates and pricing competition may also continue to put pressure on our net-interest margin and may adversely impact net-interest income in future time periods. Additionally, pressure to raise deposits to fund loan growth has caused the Corporation to acquire funds through brokered deposits and offering overnight deposit products to customers as an alternative to overnight sweep investments. The higher cost of these funding sources will contribute to the increased yield on interest-bearing liabilities and impact net-interest income.

     Average interest-earning assets increased approximately $105.1 million or 16.1% to $759.5 million during the three-month period ending March 31, 2005, compared to $654.4 million during the same period last year. The increase in average interest-earning assets can be attributed to a $107.7 million or 20.8% increase in average total loans, partially offset by a $2.6 million or 34.6% decrease in average federal funds sold and other overnight investments.

     Average interest-bearing liabilities increased approximately $97.1 million or 18.6% to $618.6 million during the three-month period ending March 31, 2005, compared to $521.5 million during the same period last year. The increase in average interest-bearing liabilities was the result of a $67.8 million or 14.6% increase in interest-bearing deposits and a $29.2 million or 71.3% increase in Federal Home Loan Bank advances and other borrowings.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                      NET YIELD ON INTEREST EARNING ASSETS

                                                                                      Three-Months
                                                                                ----------------------
                                                                                     Ended March 31,
                                                                                ----------------------
                                                                                2005              2004
                                                                                ----              ----

Yield on Interest-Earning Assets                                                5.43%            5.36%
Yield on Interest Bearing Liabilities                                           1.66%            1.28%
                                                                                ----             ----
Net Interest Spread                                                             3.77%            4.08%
Contribution of Interest-Free Funds                                             0.31%            0.26%
                                                                                ----             ----
Net Yield on Interest-Earning Assets                                            4.08%            4.34%
                                                                                ====             ====

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on federal funds sold and other overnight investments for the three-month period ended March 31, 2005 increased $8 thousand or 42.1% to $27 thousand when compared to the same period in 2004. This increase is primarily the result of a 118% or 118 basis point increase on rates earned on Federal funds, partially offset by a $2.6 million or 34.6% decrease in the average balance of federal funds sold and other overnight investments from $7.6 million in 2004 to $5.0 million in 2005.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased 4.1% for the three-month period ended March 31, 2005 to approximately $1.3 million compared to $1.4 million during the same period in 2004. The decrease was primarily the result of a 4.0% or 17 basis point decrease on the rates earned on such investments as well as a 0.2% or $215 thousand decrease in the average balance of investment securities to $128.8 million on a tax equivalent basis.

                       INTEREST INCOME ON LOANS AND LEASES

     Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 21.7% to $9.0 million for the three-month period ended March 31, 2005 compared to $7.4 million at March 31, 2004. The increase in interest income for the three-month period ended March 31, 2005 is the direct result of a $107.7 million or 20.8% increase in the average balance of loans and leases outstanding compared to the same period in 2004. Although loan yields in the first quarter of 2005 have increased, yields have been declining over the last several quarters. Over the last several quarters loans were repriced to current market rates due to both contractual terms and negotiation or refinancing. Even though the interest rate environment has started to increase the relatively low rates will continue to have an impact on yields. Increasing rates should positively impact loan and lease interest income as the adjustable rate loans in the portfolio increase.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts increased 48.5% for the three-month period ended March 31, 2005 to approximately $1.8 million compared to $1.2 million for the same period in 2004. This increase was due to a 30.7% or 31 basis point increase on rates paid on interest-bearing deposits and a 14.6% or $67.8 million increase in average interest-bearing deposits to $532.9 million when compared to the same period in 2004.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

     In 2004 there were five interest rate increases during the second half of the year, bringing the Federal Funds rate up from 1.00% to 2.25%. During the first quarter of 2005 there have been two more increases of 25 basis points bringing the Federal Funds rate up to 2.75% as of March 31, 2005. These rate increases have put pressure on the pricing of the Corporation's deposit base and on the cost of raising new deposits. Competition for deposits from other banks and non-banking institutions such as credit unions and mutual fund companies continues to be strong. As the Corporation competes for deposit dollars, or acquires funds from higher cost sources, to fund its growth in a raising rate environment, this component of net interest income will continue to rise.

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

     Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings increased $897 thousand or 83.3% to $594 thousand for the three-month period ended March 31, 2005 from $270 thousand and a 22 basis point or 7.0% increase in the average rates paid on FHLB borrowings when compared to the same period in 2004. The need for borrowing has increased over the last several quarters to support loan growth. FHLB borrowing has been a low cost alternative to deposits to support loan growth. Average FHLB and other borrowings increased to $70.2 million as of March 31, 2005 compared to $41.0 million during the same period in 2004. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                       PROVISION FOR LOAN AND LEASE LOSSES

     During the first quarter of 2005, the Corporation recorded a $507 thousand provision for loan and lease losses compared to $300 thousand for the same period in 2004, an increase of 69.0%. The increase in the provision for loan and lease losses is primarily attributed to loan growth during the quarter and is consistent with Management's allowance for loan and lease loss methodology. The allowance for loan losses as a percentage of total loans was 1.16% as of March 31, 2005, 1.14% as of March 31, 2004, and 1.17% as of December 31, 2004.
Management believes that the allowance for loan losses is adequate based on its current assessment of probable and estimated losses. See the section titled "Allowance For Loan and Lease Losses" for additional discussion.

                               NON-INTEREST INCOME

     Total non-interest income decreased 4.27% to $2.3 million for the three months ended March 31, 2005, compared to $2.4 million in the same period of 2004. The various components of non-interest income are discussed below.

     The largest component of non-interest income is Trust and Investment Services revenue, which decreased $78 thousand or 8.24% to $869 thousand for the three-months ended March 31, 2005 compared with the same period in 2004. Trust and Investment Services income is based primarily on the market value of assets under management. The decrease in Trust and Investment Services revenue can be attributed to a 3.65% decrease in the market value of assets under management, from $555.7 million at March 31, 2004 to $535.4 million at March 31, 2005. In the third quarter of 2004 the Corporation announced that its Trust Division had

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

formed a strategic alliance with Haverford Financial Services (HFS). HFS will provide investment management services on a subadvisory basis to trust clients for which they will be paid a portion of the investment management fees.

     Service charges on deposit accounts decreased $51 thousand for the three-month period ended March 31, 2005 to $473 thousand as compared to $524 thousand in the same period in 2004. The decline in service charges is a result of a reduced amount of overdraft charges on retail and commercial demand deposit accounts and a decrease in the service charges for these accounts. The introduction of a "Free Checking" product during the first quarter of this year contributed to the decrease in service charges and will impact this component of non-interest income as some current accounts may move to this new product.

     Gains on the sale of investment securities increased $14 thousand for the three-month period ended March 31, 2005 to $67 thousand as compared to $53 thousand in the same period in 2004. These gains were realized as a result of normal portfolio management.

     The Corporation has operating lease agreements with several customers; the income on these leases is classified as "Rental Income". Rental Income on operating lease agreements for the three-month period ended March 31, 2005 increased $35 thousand from $193 thousand to $228 thousand when compared to the same period in 2004.

     Gains on the sale of premises and other real estate owned ("OREO") were $1 thousand for the three-months ended March 31, 2005 as compared to $25 thousand for the same period in 2004. OREO balances decreased $775 thousand from March 31, 2004 to $689 thousand at March 31, 2005 as our Credit Administration Department continues to reduce non-performing loans. Subsequent to quarter-end on April 4, 2005, the single OREO property reported as of quarter end was sold resulting in a nominal loss. There currently are no OREO properties on the Corporation's balance sheet.

     Gains and fee income generated on the sale of residential mortgages for the three-month period ended March 31, 2005 decreased $60 thousand from $141 thousand to $81 thousand compared to the same period in 2004. The decrease is primarily due to a lower volume of originations and sales of residential mortgages during the three-months ended March 31, 2005 to $565 thousand as compared to the same period in 2004.

     Other non-interest income includes ATM surcharge revenue, STAR / Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income. Other non-interest income increased $62 thousand for the three-month period ended March 31, 2005 when compared to the same period in 2004.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the first quarter of 2005 increased 15.3% to $8.0 million compared to the same period in 2004. The various components of non-interest expense are discussed below.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

     First quarter 2005 salaries and employee benefits increased 5.6% to $4.1 million for the three-month period ended March 31, 2005 compared to the same period in 2004. The salaries and benefit expense increase is reflective of costs associated with the building of our management team and our repositioning initiatives.

     Net occupancy, equipment and data processing expense increased 4.0% to $1.4 million for the three-month period ended March 31, 2005 compared to the same period last year. The increase can be attributed to expense for the new Corporate branding initiative, including signage and displays, as well as increased infrastructure needed for our new branch sites.

     Depreciation on operating leases increased 16.3% to $200 thousand for the three-month period ended March 31, 2005 from $172 thousand when compared at the same period last year. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

     Expenses for professional services increased $ 462 thousand or 138.3% to $796 thousand for the three-month period ended March 31, 2005 compared to the same period in 2004. The increase is largely the result of increased consultant, accounting, and legal fees associated with the Corporation's efforts to comply with the Sarbanes-Oxley legislation that became effective in 2004. Direct expenses incurred during the first quarter of 2005 related to audit and attestation services for our 2004 financial statements were approximately $235 thousand. The remaining portion of the increase from quarter to quarter represents other consulting fees for real estate management, benefit plans, and management planning.

     Total other non-interest expense increased 23.0% to $1.3 million for the three months ended March 31, 2005 compared to the same period in 2004. Other non-interest expense includes marketing expenses, annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies. Increases in marketing expenses from the introduction of our new corporate marketing line as well as advertising were a large part of the increase. As the Corporation promotes its products and services this expense component is expected to increase. Also during the first quarter of 2004, the Corporation received an additional benefit in the amount of approximately $50 thousand on its director and officer's life insurance policy related to the death of the Corporations' former President and CEO.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)                                                  2005                                2004
                                                           ------------------------------      ---------------------------
                                                              Daily                              Daily
                                                             Average                            Average
                                                             Balance   Interest    Rate         Balance    Interest  Rate
ASSETS                                                       -------   --------    ----         -------    --------  ----

     Federal funds sold                                      $  4,953  $    27     2.18%        $  7,577    $   19   1.00%
     Interest-bearing deposits in banks                           647        2     1.24%             372         1   1.08%
     Investment securities
        Taxable                                               104,999    1,061     4.04%         104,196     1,103   4.23%
        Tax-exempt(1)                                          23,808      256     4.31%          24,826       271   4.36%
                                                              -------   ------                   -------     -----
           Total investment securities                        128,807    1,317     4.09%         129,022     1,374   4.26%
                                                              -------   ------                   -------     -----
     Loans and leases (2)
        Taxable                                               613,710    8,804     5.74%         508,487     7,247   5.70%
        Tax-exempt(1)                                          11,402      168     5.89%           8,935       124   5.57%
                                                              -------   ------                   -------     -----
           Total loans and leases                             625,112    8,972     5.74%         517,422     7,371   5.70%
                                                              -------   ------                   -------     -----
           Total interest-earning assets                      759,519   10,318     5.43%         654,393     8,765   5.36%
     Non-interest earning assets
        Allowance for possible loan losses                     (7,334)                            (5,959)
        Cash and due from banks                                24,382                             21,949
        Other assets                                           23,266                             22,546
                                                              -------                            -------
           Total assets                                      $799,833                           $692,929
                                                              =======                            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Savings, NOWS & money market deposits                    419,925  $ 1,054     1.00%        $354,632    $  497   0.56%
     Certificates of deposits and other time                  112,996      698     2.47%         110,470       683   2.47%
                                                              -------   ------                   -------     -----
     Total interest bearing deposits                          532,921    1,752     1.32%         465,102     1,180   1.01%
     Junior subordinated debentures                            15,465      220     5.69%          15,450       165   4.27%
     Federal Home Loan Bank advances and
       other borrowings                                        70,217      594     3.38%          40,985       324   3.16%
                                                              -------   ------                   -------     -----
           Total interest bearing liabilities                 618,603    2,566     1.66%         521,538     1,669   1.28%
                                                              -------   ------                   -------     -----
     Non-interest bearing liabilities
        Non-interest bearing demand deposits                  120,188                            113,347
        Other liabilities                                       5,128                              5,244
                                                              -------                            -------
           Total liabilities                                  743,919                            640,128
     Stockholders' equity                                      55,914                             52,801
                                                              -------                            -------
           Total liabilities and stockholders' equity        $799,833                           $692,929
                                                              =======                            =======
     Net interest income                                               $ 7,752                              $7,096
                                                                        ======                               =====
     Net yield on interest earning assets                                          4.08%                             4.34%
                                                                                   ====                              ====


(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2005 and 2004.
(2)  Non-accruing loans are included in the average balance.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

     Income tax expense for the three-month period ended March 31, 2005 was $410 thousand, compared to $642 thousand in the same period last year. This represents an effective tax rate of 28.7% for the first quarter of 2005 and 2004.

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

                                                               DEPOSIT ANALYSIS

(Dollars in thousands)                       March 31, 2005              December 31, 2004          Average        Balance
                                         -----------------------       ----------------------       --------     ----------
                                          Average      Effective        Average     Effective        Dollar      Percentage
Deposit Type                              Balance        Yield          Balance       Yield         Variance      Variance
------------                              -------      ---------       ---------    ---------       --------     ----------

NOW Accounts                             $173,908        1.00%          $129,569      0.51%         $ 44,339      34.22%
Money Market                               23,165        0.64%            26,255      0.51%           (3,090)    (11.77%)
Statement Savings                          65,903        0.64%            65,682      0.56%              221       0.34%
Other Savings                               1,231        0.65%             1,370      0.51%             (139)    (10.15%)
CD's Less than $100,000                    84,379        2.41%            85,873      2.46%           (1,494)     (1.74%)
                                          -------                        -------                     -------

Total Core Deposits                       348,586        1.25%           308,749      1.06%           39,837      12.90%

Non-Interest Bearing
     Demand Deposit Accounts              120,188           -            125,074         -            (4,886)     (3.91%)
                                          -------                        -------                     -------

Total Core and Non-Interest
     Bearing Deposits                     468,774        0.93%           433,823      0.75%           34,951       8.06%
                                          -------                        -------                     -------

Tiered Savings                            155,718        1.22%           168,180      0.86%          (12,462)     (7.41%)
CD's Greater than $100,000                 28,617        2.66%            25,966      2.28%            2,631      10.21%
                                          -------                        -------                     -------

Total Deposits                           $653,109        1.07%          $627,969      1.84%         $ 25,140       4.00%
                                          =======                        =======                     =======

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

     The Bank, as a member of the FHLB, maintains several credit facilities. During the first quarter of 2005, average FHLB advances were approximately $70.8 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was approximately 3.4%. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $147.4 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     To supplement the Corporation's sources of liquidity, the Corporation has acquired funds through brokered deposits and offering overnight deposit products to customers as an alternative to overnight sweep investments. Management will continue to research and acquire funds from alternative sources consistent with the Corporation's needs and safety and soundness considerations.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $231 million or 29.4% of total assets at March 31, 2005 compared with a negative $213.4 million or 26.5% of total assets at December 31, 2004. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 2005

                                                                 One              Over
(Dollars in thousands)                         Within          through            five          Non-rate
                                              one year        five years          years         sensitive          Total
                                             ---------        ----------       ----------       ---------        ---------

ASSETS
   Investment securities                     $  13,494         $  57,819       $   38,687        $      --       $ 110,000
   Interest bearing deposits in banks              230                --               --               --             230
   Loans and leases                            249,026           277,153          114,662           (7,449)        633,392
   Cash and due from banks                          --                --               --           21,522          21,522
   Premises and equipment                           --                --               --           13,848          13,848
   Other assets                                     --                --               --            9,403           9,403
                                              --------          --------        ---------         --------        --------
   Total assets                              $ 262,750         $ 334,972       $  153,349        $  37,324       $ 788,395
                                              ========          ========        =========         ========        ========

LIABILITIES AND CAPITAL
   Non-interest bearing deposits             $      --   $            --       $       --        $ 126,717       $ 126,717
   Interest bearing deposits                   465,118            36,694           14,041               --         515,853
   FHLB term advance                            13,351            49,338            8,110               --          70,799
   Junior subordinated debentures               15,465                --               --               --          15,465
   Other liabilities                               227                --            4,550               --           4,777
   Capital                                          --                --               --           54,784          54,784
                                                                ---------       ---------         --------        --------
   Total liabilities & capital               $ 494,161         $  86,032       $   26,701        $ 181,501       $ 788,395
                                                                =========       =========         ========        ========

   Net interest rate
     sensitivity gap                         $(231,411)        $ 248,940        $ 126,648        $(144,177)
                                              ========          ========         ========         ========
   Cumulative interest rate
     sensitivity gap                         $(231,411)        $  17,529        $ 144,177        $      --
                                              ========          ========         ========         ========
   Cumulative interest rate
     sensitivity gap divided
     by total assets                            (29.4%)              2.2%            18.3%
                                              ========          ========         ========

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

         ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES
                      AND COMPARISON OF LOANS OUTSTANDING

     (Dollars in thousands)                                            March 31,                       December 31,
                                                                -------------------------              ------------
                                                                   2005          2004                      2004
                                                                -----------   -----------              ------------

     Balance at beginning of period                             $    7,213     $    5,864              $    5,864
                                                                 ---------      ---------               ---------

     Provision charged to operating expense                            507            300                   1,164
                                                                ----------     ----------               ---------

        Recoveries of loans previously charged-off                      73             41                   1,095
        Loans charged-off                                             (344)          (205)                 (  910)
                                                                ----------     ----------              ----------

     Net recoveries (loans charged-off)                               (271)          (164)                    185
                                                                ----------     ----------              ----------

     Balance at end of period                                   $    7,449     $    6,000              $    7,213
                                                                 =========      =========               =========

     Period-end loans outstanding                               $  640,841     $  525,160              $  618,005

     Average loans outstanding                                  $  625,112     $  517,422              $  567,755

     Allowance for loan and lease losses as a
        percentage of period-end loans outstanding                    1.16%          1.14%                   1.17%

     Net charge-offs (recoveries) to average loans
        outstanding                                                   0.04%          0.03%                 (0.03)%

     Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing loans are primarily collateralized by real estate and are in the process of collection. As of March 31, 2005, the level of non-performing assets has increased $5.4 million from March 31, 2004, and non-performing assets increased $641 thousand from December 31, 2004. The increase in the level of non-performing loans from March 31, 2004 to March 31, 2005 is due to two real estate secured loans. One loan is for approximately $5.9 million and was classified as non-accrual during the fourth quarter of 2004. The other is a $1.9 million loan that was classified as non-accrual at the end of the first quarter 2005. Management is actively working to collect these loans and does not anticipate a loss of principal. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Non-performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. Management has taken aggressive steps to control current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

(Dollars in thousands)                                                 March 31,                       December 31,
                                                                -------------------------              ------------
                                                                   2005          2004                      2004
                                                                -----------   -----------              ------------

Past due over 90 days and still accruing                         $     213        $    79                 $    --

Non-accrual loans and leases                                         8,373          2,339                   7,877
                                                                  --------         ------                  ------

Total non-performing loans and leases                                8,586          2,418                   7,877

Other real estate owned                                                689          1,464                     757
                                                                  --------         ------                  ------

Total non-performing assets                                      $   9,275        $ 3,882                 $ 8,634
                                                                  ========         ======                  ======

Non-performing loans and leases as a percentage
        of total loans and leases                                    1.34%          0.46%                   1.27%

Allowance for loan and lease losses as a percentage
        of non-performing loans and leases                          86.76%        248.06%                  91.57%

Non-performing assets as a percentage of
        total loans and other real estate owned                      1.45%          0.74%                   1.40%

Allowance for loan and lease losses as a
        percentage of non-performing assets                         80.31%        154.51%                  83.54%

     Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Bank acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. Subsequent to March 31, 2004, the property that represents the OREO portion of non-performing assets was sold. The Corporation holds no other OREO at this time.

                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     FASB 114 "Accounting by Creditors for Impairment of Loans" requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $8.3 million, $7.9 million, and $2.3 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The associated allowance for impaired loans was $932 thousand, $882 thousand and $231 thousand at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

     For the three months ended March 31, 2005, activity in the allowance for impaired loan losses included a provision of $204 thousand, principal payments of $41 thousand, charge offs of $113 thousand and recoveries of $0. Contractual interest amounted to $148 thousand. Total cash collected on loans for the three-month period ended March 31, 2005 was $412 thousand, $412 thousand was applied to principal and $0 thousand was applied to interest.

     For the three months ended March 31, 2004 activity in the allowance for impaired loan losses included a provision of $19 thousand, principal payments of $45 thousand, charge offs of $8 thousand and recoveries of $0. There was $23 thousand applied towards accrued but not paid interest for the three-month period ended March 31, 2004 while contractual interest amounted to $52 thousand. Total cash collected on loans for the three-month period ended March 31, 2004 was $449 thousand, $426 thousand was applied to principal and $23 thousand was applied to interest.

                        BRANCHING AND TECHNOLOGY PROJECTS

     The Corporation intends to open a series of new branches throughout Chester County over the next five years. A new customer focused branch design will be introduced when construction is finished on the permanent branch building in Oxford, Pennsylvania. The new "signature look" will be rolled out to new and certain current locations over the next 5 years. Technological improvements expected over the next 18 months, include secure electronic delivery of customer checking and savings statements and an improvement of customer service issues as the Bank utilizes the power of its new customer relationship management system ("CRM"). Management hopes to utilize the CRM along with the Answer Center to identify service issues and customer trends on a proactive basis resulting in a higher degree of customer satisfaction.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2005, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and were considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have decreased from March 31, 2004 due to lower than expected earnings in 2004 and first quarter 2005, have been computed in accordance with regulatory accounting policies.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                                                   March 31,                  December 31,
RISK-BASED                                --------------------------          ------------              "Well Capitalized"
CAPITAL RATIOS                              2005             2004                 2004                      Requirements
--------------                            -------           ------                ----                  ------------------

     Corporation
Leverage Ratio                              8.89%            9.73%                8.62%                      N/A
Tier I Capital Ratio                       10.55%           11.87%               10.80%                      N/A
Total Risk-Based Capital Ratio             11.65%           12.93%               11.91%                      N/A

     Bank
Leverage Ratio                              8.07%            8.68%                8.11%
Tier I Capital Ratio                        9.55%           10.74%               10.16%                      6.00%
Total Risk-Based Capital Ratio             10.66%           11.80%               11.26%                     10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources or operations of the Corporation.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report, filed with the SEC via EDGAR as an exhibit to its Form 10-K for the fiscal year ended December 31, 2004. Please refer to the "Management's Discussion and Analysis" section on pages 23-37 of the Corporation's Annual Report for more information.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Included with this Quarterly Report as Exhibits 31.1, 31.2, and 31.3 are three certifications (the "Section 302 Certifications"), one by each of our Chief Executive Officer, President and our Assistant Treasurer, our principal executive, and financial officers (the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

The Securities and Exchange Commission (the "SEC") requires that as of the end of the quarter covered by this Report, our CEO and Assistant Treasurer evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

As required by Rule 13a-15(b), the Corporation's management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

Changes in internal control over financial reporting. As required by Rule 13a-15(d), the Corporation's management, including the Principal Officers conducted an evaluation of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on that evaluation, the only changes during the quarter covered by this report were the post year-end remediation of material weaknesses, implemented as follows:

o Access control issues relative to deposits, loans, central information files, and ACH have been remediated through adjustment of menu options and / or access rights. These additional control procedures and related documentation requirements are now in place.

o Additional detective control procedures and related documentation requirements have been implemented relative to general ledger access.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                          Total Number     Average     Total Number of Shares      Maximum Number (or Approximate
            Period                         of Shares      Price Paid  (or Units) Purchased as     Dollar Value) of Shares (or Units)
                                           (or units)     per Share  Part of Publicly Announced      that May Yet Be Purchased
                                             Purchased    (or Unit)      Plans or Programs          Under the Plans or Programs
                                          ------------    ---------  --------------------------   ----------------------------------

January 1 to January 31, 2005                  0             0                  0                         $6,715,573

February 1 to February 29, 2005                0             0                  0                         $6,715,573

March 1 to March 31, 2005                      0             0                  0                         $6,715,573

Total                                          0             0                  0                         $6,715,573*


*The balance remaining under the Corporation's program to repurchase up to $10.0 million of the Corporation's common stock that was publicly announced on October 16, 2004.

Item 3.     Defaults upon Senior Securities

                  None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of the Corporation was held on April 19, 2005 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about March 17, 2005, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            The matters submitted to a vote of shareholders at the meeting were the following:

            1. The election of four Class III directors, with each director to serve until the 2008 Annual Meeting of Shareholders and until the election and qualification of his or her respective successor;

            2. The approval of the Corporation's Restricted Stock Plan;

            3. The ratification of the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending December 31, 2005; and

            4. The transaction of such other business as may properly come before the Annual Meeting and any adjournment thereof, and matters incident to the conduct of the Annual Meeting.

            There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All three of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                  Nominee                             For              Withheld
                  -------                             ---              --------

                  John A. Featherman, III          3,393,764           198,661

                  John Halsted                     3,334,114           258,311

                  J. Carol Hanson                  3,387,833           204,592

                  Edward A. Leo                    3,394,995           197,430

            The names of the other directors whose terms of office as directors continued after the Meeting are as follows: John J. Ciccarone, M. Robert Clarke, Clifford E. DeBaptiste, David L. Peirce, Kevin C. Quinn and John B. Waldron.

            The proposal to ratify the Corporation's Restricted Stock Plan was ratified. The numbers of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

            For            Against       Abstentions            Broker Non-votes
            ---            -------       -----------            ----------------

            3,443,585      93,829          55,011                     0

            The proposal to ratify the appointment of Grant Thornton, LLP as the Corporation's independent public accountants for the year ending
            December 31, 2005 was ratified. The numbers of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

            For            Against       Abstentions            Broker Non-votes
            ---            -------       -----------            ----------------

            3,571,315      3,140           17,970                     0

            There was no other business that came before the Meeting or matters incident to the conduct of the Meeting.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 5.     Other Information

                  None

Item 6.     Exhibits

            (a) Exhibits

             Exhibits marked as "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate.

                   3(i). Certificate of Incorporation. Copy of the Corporation's
             Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the Corporation's Quarterly Report On Form 10-Q for the quarter ended March 31, 2004.

                   3(ii). Bylaws of the Corporation, as amended. Copy of the
             Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                   10.1 2005 Restricted Stock Plan, is incorporated by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005. (cp)
                   10.2    Letter of Employment to Deborah Pierce (cp)
                   10.3 Change of Control Agreement between the Bank and Deborah Pierce dated February 18, 2005 (cp)
                   31.1    Rule 13a-14(a) Certification of Chief Executive
                           Officer
                   31.2    Rule 13a-14(a) Certification of President
                   31.3    Rule 13a-14(a) Certification of Assistant Treasurer

                   32.1    Section 906 Certification of the Chief Executive
                           Officer
                   32.2    Section 906 Certification of the President
                   32.3    Section 906 Certification of the Assistant Treasurer

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION





                                                   /s/ John A. Featherman
                                                   -----------------------
May 6, 2005                                        John A. Featherman
                                                   Chief Executive Officer



                                                   /s/ T. Benjamin Marsho
                                                   -----------------------
May 6, 2005                                        T. Benjamin Marsho
                                                   Assistant Treasurer
                                                   (Principal Accounting and
                                                    Financial Officer)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS

     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those marked "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate):

     3(i). Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the Corporation's Quarterly Report On Form 10-Q for the quarter ended March 31, 2004.

     3(ii). Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.1 2005 Restricted Stock Plan, is incorporated by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005. (cp)
     10.2    Letter of Employment to Deborah Pierce (cp)
     10.3 Change of Control Agreement between the Bank and Deborah Pierce dated February 18, 2005 (cp)

     31.1    Rule 13a-14(a) Certification of Chief Executive Officer
     31.2    Rule 13a-14(a) Certification of President
     31.3    Rule 13a-14(a) Certification of Assistant Treasurer

     32.1    Section 906 Certification of the Chief Executive Officer
     32.2    Section 906 Certification of the President
     32.3    Section 906 Certification of the Assistant Treasurer