Form 10-Q
period 2005-06-30
FIRST CHESTER COUNTY CORP
filed 2005-08-09
CIK 744126

August 9, 2005
                                                           VIA: EDGARLINK

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312


                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005.



                                      Very truly yours,

                                      /s/ John E. Balzarini
                                      -------------------------
                                      John E. Balzarini, Chief Financial Officer






JEB/jmd
Enclosures

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

For the quarterly period ended June 30, 2005
                               -------------
                                       OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

The number of shares outstanding of Common Stock of the Registrant as of July 31, 2005 was 5,108,048.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                                       PAGE
                                                                                                                       ----
Part I.  FINANCIAL INFORMATION

                  Item 1 -  Financial Statements

                             Consolidated Statements of Condition
                             June 30, 2005 (unaudited) and December 31, 2004                                              4


                             Consolidated Statements of Income
                             Three and Six-Months Ended June 30, 2005 and 2004 (unaudited)                                5


                             Consolidated Statements of Cash Flows
                             Six-Months Ended June 30, 2005 and 2004 (unaudited)                                          6


                             Consolidated Statements of Changes in Stockholders' Equity                                   7


                             Notes to Consolidated Financial Statements (unaudited)                                    8-12


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                          13 - 27

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  28

                  Item 4 -  Controls and Procedures                                                                28

Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           29
                  Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                                 29
                  Item 3 -   Defaults upon Senior Securities                                                             29
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                    29 - 30
                  Item 5 -   Other Information                                                                           30
                  Item 6 -   Exhibits                                                                                    31

                  Signatures                                                                                             32
                  Exhibit Index                                                                                          33
                  Exhibits                                                                                               34


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                          (Unaudited)
(Dollars in thousands)                                                                      June 30,         December 31,
                                                                                              2005               2004
                                                                                         -----------         ------------

ASSETS
    Cash and due from banks                                                              $   27,083           $   24,656
    Federal funds sold and other overnight investments                                       20,000                6,500
    Interest Bearing Deposits in banks                                                          454                  454
                                                                                           --------             --------

    Total cash and cash equivalents                                                          47,537               31,610
                                                                                           --------             --------
    Investment securities held-to-maturity (fair value of $10 at
    June 30, 2005 and $11 at December 31, 2004, respectively)                                    10                   10

    Investment securities available-for-sale, at market value                               100,854              140,019

    Loans                                                                                   657,283              618,005
    Less allowance for possible loan and lease losses                                        (8,004)              (7,213)
                                                                                           --------             --------
    Net loans                                                                               649,279              610,792

    Premises and equipment                                                                   13,956               14,137
    Other assets                                                                              8,708                8,907
                                                                                           --------             --------

    Total assets                                                                          $ 820,344            $ 805,475
                                                                                           ========             ========
LIABILITIES
    Deposits
    Noninterest-bearing                                                                   $ 132,547            $ 125,452
        Interest-bearing (including certificates of deposit over $100 of $56,352 and $33,048 - June 30, 2005 and
             December 31, 2004 respectively)                                                545,315              537,566
                                                                                           --------             --------

    Total deposits                                                                          677,862              663,018
    Federal Home Loan Bank advances and other borrowings                                     66,487               66,464
    Subordinated debentures                                                                  15,465               15,465
        Other liabilities                                                                     4,516                5,126
                                                                                           --------             --------

    Total liabilities                                                                       764,330              750,073
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
       Outstanding 5,279,633 at June 30, 2005 and 4,799,666 at December 31, 2004              5,280                4,800
    Additional paid-in capital                                                               12,682                2,053
    Retained earnings                                                                        43,436               53,747
    Accumulated other comprehensive loss                                                       (903)                 (77)
    Treasury stock, at cost: 298,710 shares and 261,185 shares
        at June 30, 2005 and 237,441 December 31, 2004, respectively.                        (4,481)              (5,121)
                                                                                           --------             --------

    Total stockholders' equity                                                               56,014               55,402
                                                                                           --------             --------

    Total liabilities and stockholders' equity                                            $ 820,344            $ 805,475
                                                                                           ========             ========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Dollars in thousands - except per share data)                             Three Months Ended                Six Months Ended
                                                                                 June 30,                          June 30,
                                                                       --------------------------         ------------------------
                                                                         2005             2004             2005          2004
                                                                         ----             ----             ----          ----
INTEREST INCOME
    Loans, including fees                                              $   9,637        $   7,696         $  18,555     $  15,027
    Investment securities                                                  1,041            1,348             2,278         2,635
    Federal funds sold                                                        47               10                75            29
    Deposits in Banks                                                          1                1                 3              2
                                                                        --------         --------          --------      ---------

                Total interest income                                     10,726            9,055            20,911        17,693
                                                                        --------         --------          --------      ---------

INTEREST EXPENSE
    Deposits                                                               2,216            1,197             3,968         2,376
    Interest on subordinated debentures                                      244              172               465           337
    Federal Home Loan Bank advances and other borrowings                     639              497             1,233           821
                                                                        --------         --------          --------      ---------
                Total interest expense                                     3,099            1,866             5,666         3,534
                                                                        --------         --------          --------      ---------
                Net interest income                                        7,627            7,189            15,245        14,159

    Provision for loan and lease losses                                      504               56             1,010           356
                                                                        --------         --------          --------      ---------

                Net interest income after provision
                for possible loan and lease losses                         7,123            7,133            14,235        13,803
                                                                        --------         --------          --------      ---------

NON-INTEREST INCOME
    Trust and Investment Services                                            715              875             1,584         1,822
    Service charges on deposit accounts                                      478              515               950         1,039
    Investment securities gains, net                                          (8)               -                60            53
    Operating lease rental income                                            243              191               471           384
    Gains on sale of premises and other real estate owned                     (7)              24                (7)           48
    Gains on the sale of residential mortgages                               113              100               194           190
    Gain on the sale of credit card portfolio                                  -                -                 -            34
    Other                                                                    618              616             1,183         1,137
                                                                        --------         --------          --------      ---------
                Total non-interest income                                  2,152            2,321             4,435         4,707
                                                                        --------         --------          --------      ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         4,089            3,985             8,181         7,860
    Net occupancy, equipment and data processing                           1,620            1,497             3,204         2,999
    Bank shares tax                                                          147              132               320           257
    Professional service                                                     565              286             1,361           620
    Other                                                                  1,353            1,398             2,675         2,475
                                                                        --------         --------          --------      ---------
                Total non-interest expense                                 7,774            7,298            15,741        14,211
                                                                        --------         --------          --------      ---------

                Income before income taxes                                 1,501            2,156             2,929         4,299

INCOME TAXES                                                                 429              647               839         1,289
                                                                        --------         --------          --------      ---------

NET INCOME                                                             $   1,072        $   1,509         $   2,090     $   3,010
                                                                        ========         ========          ========      ========

PER SHARE DATA
    Basic earnings per common share                                    $    0.21        $    0.30         $    0.41     $    0.60
                                                                        ========         ========          ========      ========
    Diluted earnings per common share                                  $    0.21        $    0.29         $    0.40     $    0.58
                                                                        ========         ========          ========      ========
    Dividends declared                                                 $  0.1300        $  0.1238         $  0.2725     $  0.2475
                                                                        ========         ========          ========      ========
Basic weighted average shares outstanding                              5,079,336        4,983,308         5,057,033     4,999,925
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            5,230,216        5,197,802         5,222,183     5,197,802
                                                                       =========        =========         =========     =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                  ---------------------------

(Dollars in thousands)                                                                              2005               2004
                                                                                                    ----               ----

OPERATING ACTIVITIES
    Net Income                                                                                    $  2,090           $  3,010
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                     1,445              1,087
    Provision for loan losses                                                                        1,010                356
    Amortization of investment security premiums
           and accretion of discounts                                                                  432                432
    Amortization of deferred fees on loans                                                               2                172
    Investment securities gains, net                                                                   (60)               (53)
    Increase in other assets                                                                          (627)            (2,402)
    Increase (decrease) in other liabilities                                                          (610)               361
                                                                                                   -------            -------

           Net cash provided by operating activities                                              $  3,682           $  2,963
                                                                                                   -------            -------

INVESTING ACTIVITIES
    Increase in loans                                                                              (39,499)           (67,561)
    Proceeds from sales of investment securities available-for-sale                                 37,899             12,940
    Proceeds from maturities of investment securities available-for-sale                            53,465             26,050
    Purchases of investment securities available-for-sale                                          (52,571)           (48,566)
    Purchase of premises and equipment, net                                                         (1,264)            (1,024)
                                                                                                   -------            -------
      Net cash used in investing activities                                                       $ (1,970)          $(78,161)
                                                                                                   -------            -------

FINANCING ACTIVITIES
    Increase in Federal Home Loan Bank advances                                                         23             47,639
    Increase in deposits                                                                            14,845             22,106
    Cash dividends                                                                                  (1,311)            (1,255)
    Treasury stock transactions                                                                        658               (772)
                                                                                                   -------            -------

           Net cash provided by financing activities                                                14,215             67,718
                                                                                                   -------            -------

           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     15,927             (7,480)

Cash and cash equivalents at beginning of period                                                    31,610             31,383
                                                                                                   -------            -------

Cash and cash equivalents at end of period                                                        $ 47,537           $ 23,903
                                                                                                   =======            =======


The accompanying notes are an integral part of these statements.

                                       6

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                   Accumulated
                                                             Additional               Other                               Total
                                            Common Stock       Paid-in   Retained Comprehensive Treasury Comprehensive Stockholders'
(Dollars in thousands)                  Shares     Par Value   Capital   Earnings  Income(Loss)  Stock      Income        Equity
----------------------                  ------     --------- ----------  -------- ------------- -------- ------------- -------------

Balance at January 1, 2004              4,799,666  $  4,800$ $  1,877    $ 50,117     $    306   $(5,350)   $     -       $ 51,750

    Net income                                  -         -         -       3,010            -         -      3,010          3,010
    Cash dividends declared                     -         -         -      (1,255)           -         -          -         (1,255)
    Other comprehensive income
       Net unrealized gain (loss) on
       investment securities
       available-for-sale                       -         -         -           -       (1,434)        -     (1,434)        (1,434)
    Treasury stock transactions                 -         -       353           -            -    (1,126)         -           (773)
                                        ---------   -------   -------     -------      -------    ------     ------        -------
    Comprehensive income                                                              $  1,576
                                                                                       =======

Balance at June 30, 2004                4,799,666  $  4,800$    2,230    $ 51,872     $ (1,128)   (6,476)                 $ 51,298

Balance at January 1, 2005              4,799,666  $  4,800$    2,052    $ 53,749     $    (78)   (5,121)                 $ 55,402

    Net income                                  -         -         -       2,090            -         -      2,090          2,090
    Cash dividends declared                     -         -         -      (1,311)           -         -          -         (1,311)
    Issuance of common stock              480,149       480    10,612     (11,091)           -         -          -              -
    Other comprehensive income
       Net unrealized (losses) gains on
       investment securities
       available-for-sale                       -         -         -           -         (825)        -       (825)          (825)
    Treasury stock transactions                 -         -        18           -            -       640          -            658
                                        ---------   -------   -------     -------      -------    ------      ------       -------
    Comprehensive income                                                              $  1,264
                                                                                       =======

Balance at June 30, 2005                5,279,815  $  5,280  $ 12,682    $ 43,167     $   (903)  $(4,480)                 $ 56,014
                                        =========   =======   =======     =======      =======    ======                   =======

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

     The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ending June 30, 2005.

2.   EARNINGS PER SHARE

Three Months ended June 30, 2005
--------------------------------
                                                                       Income               Shares                 Per Share
                                                                     (numerator)        (denominator)                Amount
                                                                     -----------        -------------              ---------

Basic earnings per share
       Net income available to common stockholders                      $1,072              5,079,336                 $0.21
Effect of Dilutive Securities
       Options to purchase common stock                                     --                150,880                    --
Diluted earnings per share
       Net income available to common stockholders                      $1,072              5,230,216                 $0.21
                                                                         =====              =========                  ====

17,866 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Year to Date June 30, 2005
--------------------------

                                                                       Income                Shares                 Per Share
                                                                     (numerator)          (denominator)               Amount
                                                                     -----------          -------------             ---------
Basic earnings per share
       Net income available to common stockholders                      $2,090              5,057,033                 $0.41
Effect of Dilutive Securities
       Options to purchase common stock                                     --                165,150                 (0.01)
Diluted earnings per share
       Net income available to common stockholders                      $2,090              5,222,183                 $0.40
                                                                         =====              =========                  ====

17,688 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

                                   (UNAUDITED)

Three Months ended June 30, 2004
--------------------------------

                                                                       Income                Shares                 Per Share
                                                                     (numerator)         (denominator)                Amount
                                                                     -----------         -------------              ---------

Basic earnings per share
       Net income available to common stockholders                      $1,509              4,983,308                 $0.30
Effect of Dilutive Securities
       Options to purchase common stock                                     --                181,059                 (0.01)
Diluted earnings per share
       Net income available to common stockholders                      $1,509              5,164,367                 $0.29
                                                                         =====              =========                  ====

There were no anti-dilutive weighted shares excluded from this computation because the average market price of common shares was greater than the option exercise price.

Year to Date June 30, 2004
--------------------------

                                                                       Income               Shares                 Per Share
                                                                     (numerator)         (denominator)               Amount
                                                                     -----------         -------------             ---------

Basic earnings per share
       Net income available to common stockholders                      $3,010              4,999,925                 $0.60
Effect of Dilutive Securities
       Options to purchase common stock                                     --                197,877                 (0.02)
Diluted earnings per share
       Net income available to common stockholders                      $3,010              5,197,877                 $0.58
                                                                         =====              =========                  ====

There were no anti-dilutive weighted shares excluded from this computation because the average market price of common shares was greater than the option exercise price.

3.       COMPREHENSIVE INCOME

         Components of comprehensive income are presented in the following chart:

                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                         June 30,
                                                                --------------------------          ----------------------
                                                                   2005             2004               2005          2004
                                                                ---------         --------           -------       -------
Unrealized gains on securities:
       Unrealized gains (losses) arising in period              $   (726)         $(2,781)           $ 1,047       $(1,975)
       Reclassification adjustment                                    60               --                 60            53
                                                                 -------           ------             ------        ------
       Net unrealized gains (losses)                                (666)          (2,781)             1,107        (1,922)
                                                                 -------           ------             ------        ------
Other comprehensive income before taxes                             (666)          (2,781)             1,107        (1,922)
Income tax benefit (expense)                                         169              706               (281)          488
                                                                 -------           ------             ------        ------
Other comprehensive income                                          (497)          (2,075)               826        (1,434)
                                                                 -------           ------             ------        ------
Comprehensive income (losses)                                   $    575            ($566)           $ 2,916       $ 1,576
                                                                 =======           ======             ======        ======

4.   SUBORDINATED DEBENTURES

     Management has determined that First Chester County Capital Trust I & II qualify as variable interest entities under FASB Interpretation Number ("FIN") 46(R), as revised. During 2002 and 2003 respectively, First Chester County Capital Trust I & II issued mandatorily redeemable preferred securities to investors and loaned the proceeds

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

to the Corporation. First Chester County Capital Trust I & II are included in the Corporation's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003, in accordance with FIN 46. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) "Consolidation of Variable Interest Entities," the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. The deconsolidation resulted in the Corporation's investment in the common securities of First Chester County Capital Trust I & II being included in other assets and a corresponding increase in outstanding debt of $465 thousand. In addition, the income received on the Corporation's common securities investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the Corporation's financial position or results of operations. In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits in some circumstances. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill for non-internationally active banks. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company expects that all of its $15.5 million in trust preferred securities will continue to be included in Tier 1 capital as it presently is.

5.   STOCK-BASED COMPENSATION

     At June 30, 2005, the Corporation had one stock-based employee compensation plan as that term is defined in APB 25, the Corporation's 1997 Stock Option Plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table provides the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                             Three Months Ended               Six Months Ended
                                                                                  June  30,                        June 30,
                                                                            --------------------             --------------------
                                                                             2005           2004              2005         2004
                                                                             ----           ----              ----         ----

         Net income (in thousands)      As reported                         $1,072         $1,509            $2,090       $3,010
         Stock-based compensation costs determined
           under fair value method for all awards                               --            (17)               --          (34)
                                                                             -----          -----            ------        -----
                 Pro forma net income                                       $1,072         $1,492            $2,090       $2,976

         Earnings per share (Basic)      As reported                        $0.21          $ 0.30            $ 0.41       $ 0.60
                                            Pro forma                       $0.21          $ 0.30            $ 0.41       $ 0.59
         Earnings per share (Diluted)   As reported                         $0.21          $ 0.29            $ 0.40       $ 0.58
                                            Pro forma                       $0.21          $ 0.29            $ 0.40       $ 0.57

     FASB Statement No. 123 (revised 2004), Share-Based Payment ("(Statement 123(R)") addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method and eliminates an entity's ability toaccount for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123 as originally issued. Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company must use either the modified prospective or the modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Management is evaluating Statement 123(R) and has not yet determined its full impact on the consolidated financial statements of the Company.

6.   EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

     Earnings per share are calculated using the weighted average shares outstanding during the year. On April 19, 2005, the Board of Directors declared a 10% stock dividend to stockholders of record on May 2, 2005, payable May 19, 2005. Par value remained at $1.00 per share. The stock dividend resulted in the issuance of 458,579 additional shares of common stock from authorized but unissued shares. Accordingly, earnings per share, cash dividends per share, and weighted average shares of common stock outstanding have been restated to reflect the stock dividend.

                         NEW ACCOUNTING PRONOUNCEMENTS

7.   OTHER-THAN-TEMPORARY IMPAIRMENT

     FASB recently issued FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments," that will supersede EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1" (which had been deferred by FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") with references to existing other-than-temporary impairment guidance, such as Statement 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and Opinion 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. FASB approved the proposed FSP subject to a vote on the final draft. The Corporation is currently evaluating the possible impact of FSP FAS 115-1.

8.)  ACCOUNTING CHANGES AND ERROR CORRECTIONS

     FASB recently issued Statement 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3", as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. Opinion 20, "Accounting

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

Changes," required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, but the cumulative effect to all prior periods can be determined, the new accounting principle should be applied to assets and liabilities balances as of the beginning of the earliest period for which retrospective application is practicable. In addition, a corresponding adjustment should be made to the opening balance of retained earnings for that period rather than being reported in an income statement. If it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 also differentiates between retrospective application and restatement. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. In contrast, restatement is defined as the revision of previously issued financial statements to reflect the correction of an error. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Corporation is currently evaluating the possible impact of this statement.

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

                             RISKS AND UNCERTAINTIES

     In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time.

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

     o changes in interest rates may affect customer loan demand and payment habits;

     o  changes in demographics may affect the benefits of branch locations;

     o changes in the value of securities and investments managed for others may affect the growth level of the Corporation's non-interest income;

     o changes in the credit-worthiness of our borrowers, the value of collateral securing our loans and leases or other aspects of credit quality, may affect the amount we need to provide for possible loan losses; and

     o  our ability to manage the risks involved in the foregoing.

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

                          EARNINGS AND DIVIDEND SUMMARY

     Net income for the three-month period ended June 30, 2005 was $1.07 million, a decrease of $437 thousand or 29.0% from $1.51 million for the same period in 2004. Net income for the six-month period ended June 30, 2005 was $2.09 million, a decrease of $920 thousand or 30.6% from $3.01 million for the same period in 2004. Basic earnings per share were $0.21 and $0.41 for the three and six-month periods ended June 30, 2005, respectively, compared to $0.30 and $0.60 for the same periods in 2004. Cash dividends declared for the three and six-month periods of 2005 were $0.130 and $0.2725 per share compared to $0.1238 per share and $0.2475 per share for the three- and six-month periods ended June 30, 2004.

     The decrease in net income for the three- and six-month periods ended June 30, 2005 can be attributed to decreased non-interest income, increased non-interest expense, and an increase in the provision for loan and lease losses when compared to the same periods last year, partially offset by an increase in net interest income. The increased non-interest expenses can be attributed primarily to increased costs of staffing and benefits, professional and consulting fees, and costs related to the Corporation's new imaging and branding rollout. The decreased non-interest income is primarily attributed to decreased Trust and Investment Services revenue as well as decreased service charges on deposit accounts. Net interest income benefited from both increases in volume and increases in rates on the adjustable rate portion of the Corporation's loan portfolio, partially offset by increased rates on interest-bearing liabilities.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                                                    Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                                 ------------------------           ---------------------
                                                                  2005             2004              2005           2004
                                                                  ----             ----              ----           ----

           SELECTED RATIOS
           Return on Average Assets                              0.53%              0.82%             0.52%         0.84%
           Return on Average Equity                              7.65%             11.48%             7.47%        11.44%
           Net Interest Margin                                   4.06%              4.21%             4.08%         4.28%
           Earnings Retained                                    39.18%             58.65%            37.27%        58.36%
           Dividend Payout Ratio                                60.82%             41.35%            62.73%        41.64%
           Book Value Per Share                                $10.99             $11.40            $10.99       $11.40

     The "Consolidated Average Balance Sheet" on pages 20 and 21 may assist the reader in understanding the following discussion.

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-months ended June 30, 2005 on a tax equivalent basis, increased 6.1% to $7.8 million from $7.3 million in the same period last year. For the six-months ended June 30, 2005, net interest income increased 7.7% to $15.5 million from $14.4 million in the same period last year. The increase in tax equivalent net interest income for both periods is primarily due to increases in average interest-earning assets and higher average yields earned on these assets, partially offset by increases in the average balance of interest bearing liabilities and higher average yields paid on those securities, as discussed more fully below.

     Average interest-earning assets increased approximately $70.1 million or 10.1% to $765.1 million for the three-months ended June 30, 2005 from $695.0 million in the same period last year. For the six months ended June 30, 2005, average interest-earning assets increased approximately $87.6 million or 13.0% to $762.3 million from $674.7 million in the same period last year. The increase in average interest-earning assets for the three-month period ended June 30, 2005 was the result of an 18.6% or $102.7 million increase in average total loans, partially offset by a 25.2% or $35.1 million decrease in average investment securities. For the six-month period ended June 30, 2005, the increase was the result of a 19.7% or $105.3 million increase in average total loans, partially offset by a 13.2% or $17.7 million in average investment securities.

     Average interest-bearing liabilities increased approximately $65.0 million or 11.7% to $619.5 million for the three-months ended June 30, 2005, from $554.5 million in the same period last year. For the six-month ended June 30, 2005, average interest-bearing liabilities increased $80.6 thousand or 15.0% to $619.1 million from $538.5 million in the same period last year. The increase in average interest-bearing liabilities for the three-month period was the result of a $66.0 million or 14.1% increase in interest-bearing deposits, partially off-set by a $918 thousand or 1.3% decrease in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the six-month period was the result of a $66.9 million or 14.4% increase in interest-bearing deposits and $13.7 million or 24.0% increase in FHLB advances and other borrowings.

     The average net yield, on a tax equivalent basis for the three-months ended June 30, 2005 decreased 3.6% or 15 basis points (one basis point is equal to 1/100 of a percent) to 4.06% from 4.21% in the same period last year. For the six-month period ended June 30, 2005, net yield on interest earning assets decreased 4.7% or 20 basis points to 4.08% from 4.28% in the same period in 2004. The average yield on interest-earning assets for the three-month period ended June 30, 2005 increased 7.6% or 40 basis points to 5.68% from 5.28% in the same period last year. For the six-month period ended June 30, 2005, average yield on interest-earning assets increased 4.3% or 23 basis points to 5.56% compared to 5.33% for the same period in 2004. The average yield paid on interest-bearing

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

liabilities for the three-month period ended June 30, 2005 increased 48.2% or 65 basis points to 2.00% compared to 1.35% for the same period in 2004. For the six-month period ended June 30, 2005, average yield paid on interest-bearing liabilities increased 39.7% or 52 basis points to 1.83% compared to 1.31% for the same period in 2004. The increase is due to higher interest rates paid on deposit accounts. Increasing interest rates and pricing competition may continue to put pressure on our net-interest margin, and may adversely impact net-interest income, in future time periods.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                        June 30,
                                                                 -------------------------           --------------------
                                                                 2005               2004              2005          2004
                                                                 ----               ----              ----          ----

           YIELD ON
           Interest-Earning Assets                               5.68%              5.28%             5.56%         5.33%
           Interest Bearing Liabilities                          2.00%              1.35%             1.83%         1.31%
                                                                 ----               ----              ----          ----
           Net Interest Spread                                   3.68%              3.93%             3.73%         4.02%
           Contribution of Interest-Free Funds                   0.38%              0.28%             0.35%         0.26%
                                                                 ----               ----              ----          ----
           Net Yield on Interest-Earning Assets                  4.06%              4.21%             4.08%         4.28%
                                                                 ====               ====              ====          ====

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on Federal Funds sold and other overnight investments for the three and six-month periods ended June 30, 2005, increased $37 thousand and $46 thousand to $47 thousand and $75 thousand, respectively, when compared to the same periods in 2004. The increase in interest income on Federal Funds sold and other overnight investments for the three-month period is the direct result of a 62.4% or $2.5 million increase in average federal funds sold and other overnight investments and a 191% or 191 basis point increase on the rates earned. The increase for the six-month period is the direct result of a 163% or 163 basis point increase in the rates earned, partially offset by a 1.2% or $67 thousand decrease in federal funds sold and other overnight investments.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased 23.3% or $334 thousand to $1.1 million from $1.4 million for the three-month period ended June 30, 2005 when compared to the same period in 2004. For the six-month period ended June 30, 2005, interest income on investment securities decreased 13.7% or $386 thousand to $2.4 million from $2.8 million when compared to the same period in 2004. The decrease for the three-month period is primarily due to a 25.2% or $35.1 million decrease of the average balance of investment securities, partially offset by a 2.4% or 10 basis point increase earned on such investments. The decrease for the six-month period ended June 30, 2005 is the result of an 13.2% or $17.7 million decrease of the average balance of investment securities as well as a 0.5% or 2 basis point decrease on interest earned on such investments.

                       INTEREST INCOME ON LOANS AND LEASES

     Interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 25.5% and 23.7% to $9.7 million and $18.7 million for the three- and six-month periods ended June 30, 2005, compared to the same periods in 2004, respectively. The increase in interest income for these periods is the direct result of a $102.7 million or 18.6% and $105.3 million or 19.7% increase in the average balance of loans and leases outstanding compared to the same period in 2004 and a 5.9% or 33 basis point and 3.2% or 18 basis point increase in rates earned on the portfolio as compared to last year.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts increased 85.1% and 66.9% for the three- and six-month periods ended June 30, 2005 to $2.2 million and $4.0 million, compared to $1.2 million and $2.4 million for the same periods in 2004. The increase in the three-month period is primarily the result of a 61.2% or 63 basis point increase in the rates paid on such deposits as well as a 14.1% or $66.0 million increase in the average balance of interest-bearing deposits, when compared to the same period last year. The increase in the six-month period is primarily the result of a 46.1% or 47 basis point increase in the rates paid on such deposits as well as a 14.4% or $66.9 million increase in the average balance of interest-bearing deposits, when compared to the same period last year. The Corporation's average effective rate on interest-bearing deposits increased to 1.66% for the three-month period ended June 30, 2005 from 1.03% in 2004. The Corporation's average effective rate on interest-bearing deposits increased to 1.49% for the six-month period ended June 30, 2005 from 1.02% in 2004. The recent Federal Funds rate increases and competition from other financial institutions may continue to put upward pressure on this component of interest expense.

             INTEREST EXPENSE ON FHLB ADVANCES AND OTHER BORROWINGS

     Borrowings consist primarily of Federal Home Loan Bank ("FHLB") borrowings. Interest expense on borrowings increased $143 thousand to $640 thousand for the three-month period ended June 30, 2005 from $497 thousand when compared to the same period in 2004. For the three-month period, the increase is the direct result of a 30.4% or 84 basis point increase on the rates paid on these borrowings, offset by a 1.3% or 918 thousand decrease in the average balance of such borrowings. Interest expense on borrowings increased $412 thousand to $1.2 million for the six-month period ended June 30, 2005 from $821 thousand when compared to the same period in 2004. The increase is a direct result of a $13.7 million or 24.0% increase in the average balance of borrowings and a 21.2% or 61 basis point increase on rates paid on borrowings for the six-month period ended June 30, 2005. The increase in the level of borrowings for the three and six-month periods is the direct result of the strong loan growth the Corporation has experienced over that period. The borrowings are being used to supplement the growth in deposits to fund loans. As a long term solution, the Corporation is pursuing several initiatives to increase its deposit base. Initiatives include researching and opening new branch sites, utilizing brokered certificate of deposits, introducing new deposit products and targeted marketing campaigns. Borrowings at any time may consist of one or more of the following: FHLB Overnight or Term Advances and advances under agreements with our correspondent banks.

                   INTEREST EXPENSE ON SUBORDINATED DEBENTURES

     Interest expense on subordinated debentures increased $72 thousand to $244 thousand for the three-month period ended June 30, 2005 from $172 thousand for the same period last year. For the six-month period ended June 30, 2005, interest expense on subordinated debentures increased $128 thousand to $465 thousand from $337 thousand when compared to the same period last year. The increase in the three-month period is the direct result of a 41.8% or 186 basis point increase in rates paid on the subordinated debentures. The increase in the six-month period is the direct result of a 37.8% or 165 basis point increase in the rates paid on the subordinated debentures.

                       PROVISION FOR LOAN AND LEASE LOSSES

     During the three and six-month periods ended June 30, 2005, the Corporation recorded a $504 thousand and a $1.0 million provision for loan losses respectively, compared to a $56 thousand and a $356 thousand for the same periods in 2004. The allowance for loan losses as a percentage of total loans was 1.22% at June 30, 2005, 1.17% at December 31, 2004 and 1.14% at June 30,
2004, respectively. See the section titled "Allowance For Loan and Lease Losses" on page 24 for additional discussion.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                               NON-INTEREST INCOME

     Total non-interest income decreased 7.3% or $169 thousand to $2.2 million for the three- month period ended June 30, 2005 when compared to the same period in 2004. For the six-month period ended June 30, 2004, total non-interest income decreased 5.8% or $272 thousand to $4.4 million when compared to the same period in 2004. The various components of non-interest income are discussed below.

     The largest component of non-interest income is Trust and Investment Services revenue, which decreased 18.3% and 13.1% to $715 thousand and $1.6 million for the three- and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The decline is primarily due to lower estate fee income earned in 2005 as compared to 2004.

     Service charges on deposit accounts decreased approximately 7.2% to $478 thousand for the three-months ended June 30, 2005 compared to $515 thousand for the same period in 2004. For the six-month period ended June 30, 2005, service charges on deposit accounts decreased 8.6% to $950 thousand compared to $1.04 million for the same period in 2004. The decline in service charges is a result of a reduced amount of overdraft charges on retail and commercial demand deposit accounts and a decrease in the service charges for these accounts. To remain competitive and increase our core deposit base, the Corporation introduced a "Free Checking" product during the first quarter of this year which contributed to the decrease in service charges and will impact this component of non-interest income as some current accounts may move to this new product.

     For the three- and six-month periods ended June 30, 2005, the Corporation realized an $8 thousand loss on the sale of investment securities. For the three- and six-month periods ended June 30, 2004, the Corporation realized a $60 thousand gain and a $53 thousand gain on the sale of investment securities, respectively. The losses/gains in 2005 and 2004 were realized as a result of normal portfolio management.

     The Corporation has operating lease agreements with several of our customers; the income on these leases is classified as "Rental Income". Rental income on operating lease agreements for the three and six-month period ended June 30, 2005 increased 27.2% and 22.7% to $243 thousand and $471 thousand from $191 thousand and $384 thousand when compared to the same periods in 2004. Total operating leases increased 31.1% or $1.1 million from June 30, 2004 to June 30, 2005. See related depreciation expense in the non-interest expense section for more details.

     Gains and losses on sale of premises and OREO were a $7 thousand loss for the three and six-month periods ended June 30, 2005. Gains on sale of premises and OREO were $24 thousand and $48 thousand for the three and six-month periods ended June 30, 2004.

     Gains generated on the sale of residential mortgages for the three and six-month period ended June 30, 2005 increased $13 thousand and $4 thousand from $100 thousand and $190 thousand to $113 thousand and $194 thousand compared to the same period last year, respectively. The increases are primarily due to higher volumes of originations and sales of residential mortgages when compared to the same periods last year.

     Other non-interest income increased $2 thousand or 0.3% to $618 thousand for the three-months ended June 30, 2005 compared to $616 thousand for the same period in 2004. For the six-month period ended June 30, 2005, other non-interest income increased $46 thousand or 4.1% when compared to the same period in 2004. Other non-interest income includes ATM surcharge revenue, merchant income, safe deposit box income, loan fee income, wealth advisory income, rental income, management fees, notary fee income, and other miscellaneous income.

                              NON-INTEREST EXPENSE

     Total non-interest expense for the three and six-month periods ended June 30, 2005 increased 6.5% to $7.8 million and 10.8% to $15.7 million, compared to the same periods in 2004. The various components of non-interest expense are discussed below.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     Employee salaries and benefits increased 2.6% to $4.1 million and 4.1% to $8.2 million for the three-month and six-month periods ended June 30, 2005 compared to the same periods in 2004, respectively. Higher employment and annual employee salary increases and proportional increases in employee benefits are primarily responsible for the three- and six-month increase. The salaries and benefit expense increase also includes the costs associated with strengthening our Management team and our repositioning initiatives. In June 2005, approximately 5% of our work force was reduced. The severance packages and career transitioning services we provided decreased earnings for the quarter by approximately $188 thousand. We expect to achieve annual savings of approximately $646 thousand as a result of this action.

     Net occupancy, equipment, and data processing expense increased 8.2% and 6.8%, to $1.6 million and $3.2 million for the three- and six-month periods ended June 30, 2005, compared to the same periods last year, respectively. The increase can be attributed to the expense for the new Corporate branding initiative including signage and displays as well as increased infrastructure needed for branch sites.

     Professional services expense increased 97.6% and 119.5% to $565 thousand and $1.4 million for the three- and six-month periods ended June 30, 2005 compared to the same periods in 2004, respectively. The increases are the result of increased consultant, accounting, and legal fees, largely related to the Corporation's efforts to comply with provisions of Sarbanes-Oxley that the Corporation became subject to for the year ended December 31, 2004. Direct expenses incurred during the first six months of 2005 related to audit and attestation services for our 2004 financial statements were approximately $235 thousand. The remaining portion of the increase from quarter to quarter represents other consulting fees for real estate management, benefit plans and management planning.

     Other non-interest expense decreased 3.3% to $1.3 million for the three-month period ended June 30, 2005 compared to the same period last year. For the six-month period ended June 30, 2005 other non-interest expense increased 8.1% to $2.6 million when compared to the same period last year. Other non-interest expense includes marketing expenses, costs related to the Corporation's new imaging and branding rollout, annual meeting and reports, trust processing, postage, directors' costs, bank telephone, dues and subscriptions, travel and mileage, operating supplies and adjusted loan costs.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

(Dollars in thousands)                                             2005                                     2004
                                                     --------------------------------         ---------------------------------
                                                      Daily                                    Daily
                                                     Average                                   Average
                                                     Balance         Interest   Rate           Balance       Interest     Rate
                                                     -------         --------   ----           -------       --------     ----

ASSETS
Federal funds sold and other overnight investments   $   6,465      $    47     2.91%         $   3,982      $    10     1.00%
Interest bearing deposits in banks                         719            1     0.56%               766            1     0.52%
Investment securities
Taxable                                                 85,542          909     4.25%           114,626        1,164     4.06%
    Tax-exempt (1)                                      18,425          191     4.14%            24,409          270     4.43%
                                                      --------       ------                    --------       ------
        Total investment securities                    103,967        1,100     4.23%           139,035        1,434     4.13%
                                                      --------       ------                    --------       ------
Loans (2)
    Taxable                                            638,485        9,479     5.94%           542,573        7,613     5.61%
    Tax-exempt (1)                                      15,468          231     5.98%             8,688          123     6.65%
                                                      --------       ------                    --------       ------
        Total loans                                    653,953        9,710     5.94%           551,261        7,736     5.61%
                                                      --------       ------                    --------       ------
        Total interest-earning assets                  765,104       10,858     5.68%           695,044        9,181     5.28%
Non-interest earning assets
    Allowance for possible loan losses                  (7,220)                                  (6,159)
    Cash and due from banks                             23,920                                   22,380
    Other assets                                        22,571                                   22,993
                                                      --------                                 --------
        Total assets                                 $ 804,375                                $ 734,258
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOW & money market deposits                 $ 385,608      $ 1,123     1.16%         $ 355,647      $   518     0.58%
Certificates of deposits and other time                147,273        1,093     2.97%           111,283          679     2.44%
                                                      --------       ------                    --------       ------
    Total interest bearing deposits                    532,881        2,216     1.66%           466,930        1,197     1.03%
Subordinated debentures                                 15,465          244     6.31%            15,465          172     4.45%
Federal Home Loan Bank advances and
    other borrowings                                    71,178          640     3.60%            72,096          497     2.76%
                                                      --------       ------                    --------       ------

        Total interest bearing liabilities             619,524        3,100     2.00%           554,491        1,866     1.35%
                                                      --------                                 --------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               124,324                                  123,801
    Other liabilities                                    4,508                                    3,385
                                                      --------                                 --------
        Total liabilities                              759,344                                  681,677
Stockholders' equity                                    56,019                                   52,581
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 804,375                                $ 734,258
                                                      ========                                 ========
Net interest income                                                 $ 7,758                                  $ 7,315
                                                                     ======                                   ======
Net yield on interest earning assets                                            4.06%                                    4.21%
                                                                                ====                                     ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA penalty for 2005 and 2004
(2) Non-accruing loans are included in the average balance.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)                                             2005                                    2004
                                                      -------------------------------        ----------------------------------

                                                        Daily                                   Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest       Rate
                                                       -------     --------      ----           -------     --------       ----

ASSETS
Federal funds sold and other overnight investments   $   5,713      $    75      2.63%        $   5,780     $     29     1.00%
Interest bearing deposits in banks                         683            3      0.88%              569            2     0.70%
Investment securities
Taxable                                                 95,218        1,971      4.14%          109,410        2,268     4.15%
    Tax-exempt (1)                                      21,101          465      4.40%           24,618          554     4.50%
                                                      --------       ------                    --------      -------
        Total investment securities                    116,319        2,436      4.19%          134,028        2,822     4.21%
                                                      --------       ------                    --------      -------
Loans (2)
    Taxable                                            626,167       18,283      5.84%          525,530       14,860     5.66%
    Tax-exempt (1)                                      13,445          408      6.07%            8,811          254     5.76%
                                                      --------       ------                    --------      -------
        Total loans                                    639,612       18,691      5.84%          534,341       15,114     5.66%
                                                      --------       ------                    --------      -------
        Total interest-earning assets                  762,327       21,205      5.56%          674,718       17,967     5.33%
Non-interest earning assets
    Allowance for possible loan losses                  (7,218)                                  (6,059)
    Cash and due from banks                             24,150                                   22,164
    Other assets                                        22,865                                   22,779
                                                      --------                                 --------
        Total assets                                 $ 802,124                                $ 713,602
                                                      ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                $ 402,672      $ 2,178      1.08%        $ 355,139     $  1,015     0.57%
Certificates of deposits and other time                130,228        1,790      2.75%          110,877        1,362     2.46%
                                                      --------       ------                    --------      -------
Total interest bearing deposits                        532,900        3,968      1.49%          466,016        2,377     1.02%
Subordinated debentures                                 15,465          465      6.01%           15,465          337     4.36%
Federal Home Loan Bank advances and
     other borrowings                                   70,700        1,233      3.49%           57,013          821     2.88%
                                                      --------       ------                    --------      -------
   Total interest bearing liabilities                  619,065        5,666      1.83%          538,464        3,535     1.31%
                                                      --------       ------                    --------      -------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               122,268                                  118,604
    Other liabilities                                    4,817                                    3,842
                                                      --------                                 --------
        Total liabilities                              746,150                                  660,910
Stockholders' equity                                    55,974                                   52,692
                                                      --------                                 --------
        Total liabilities and stockholders' equity   $ 802,124                                $ 713,602
                                                      ========                                 ========
Net interest income                                                 $15,539                                 $ 14,432
                                                                     ======                                  =======
Net yield on interest earning assets                                             4.08%                                   4.28%
                                                                                 ====                                    ====


(1) The indicated income and annual rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the TEFRA penalty for 2005 and 2004.

(2) Non-accruing loans are included in the average balance.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

     Income tax expense for the three and six-month periods ended June 30, 2005 was $429 thousand and $839 thousand compared to $647 thousand and $1.3 million in the same periods last year. This represents effective tax rates of 28.6% for both periods ended June 30, 2005. The effective tax rate for the three and six-month periods ended June 30, 2004 was 30.0%.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from deposit growth, FHLB borrowings, brokered certificates of deposits and cash flow from the investment and loan portfolios. Deposits consist of NOW, money-market, savings, tiered savings, large and small dollar certificates of deposit and non-interest bearing demand deposit accounts. The Corporation considers funds from demand, NOW, money market, savings and certificates less than $100 thousand as "core" deposits because of the historical stability of such sources of funds. Details of core deposits, non-interest bearing demand deposit accounts and other deposit sources are highlighted in the following table:

                                DEPOSIT ANALYSIS


(Dollars in thousands)                      June 30, 2005                  December 31, 2004                 Average Balance
                                    ---------------------------        --------------------------      ------------------------
                                      Average         Effective         Average         Effective        Dollar       Percentage
DEPOSIT TYPE                          Balance           Yield           Balance           Yield         Variance       Variance
------------                          -------         ---------        ---------       ----------       ---------     ----------


NOW Accounts                        $ 159,470            0.99%          $129,569         0.51%          $ 29,901      23.08%
Money Market                           25,721            0.91%            26,255         0.51%              (534)     (2.03%)
Statement Savings                      63,594            0.71%            65,682         0.56%            (2,088)     (3.18%)
Other Savings                           1,275            0.47%             1,370         0.51%               (95)     (6.93%)
CD's Less than $100,000                92,290            2.71%            85,873         2.46%             6,417      (7.47%)
                                      -------                            -------                         -------

Total Core Deposits                   342,350            1.39%           308,749         1.06%            33,601      10.88%

Non-Interest Bearing
Demand Deposit Accounts               115,702              --            125,074           --             (9,372)     (7.49%)
                                      -------                            -------                         -------

Total Core and Non-Interest
  Bearing Deposits                    458,052            1.04%           433,823         0.75%            24,229       5.58%
                                      -------                            -------                         -------

Tiered Savings                        152,612            1.37%           168,180         0.86%           (15,568)     (9.26%)
CD's Greater than $100,000             37,938            2.86%            25,966         2.28%            11,972      46.11%
                                      -------                            -------                         ------

Total Deposits                       $648,602            1.22%          $627,969         0.84%          $ 20,633       3.29%
                                      -------                            -------                         ------

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

     The Bank, as a member of the FHLB, maintains several credit facilities. During the three and six-month periods ending June 30, 2005, average FHLB advances were approximately $71.2 million and $70.7 million, respectively, and consisted of term advances representing a combination of maturities in each period. The average interest rate on these advances was approximately 3.6% and 3.5%, respectively. As of June 30, 2005, the Bank had a maximum borrowing capacity with the FHLB of approximately $162.4 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock. FHLB advances increased significantly during the first and second quarter of 2005 as they were used to supplement deposit growth to support strong loan growth.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $205.7 million or 2.5% of total assets at June 30, 2005 compared with a negative $222.4 million or 29.3% of total assets at June 30, 2004. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 2005

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through              five          Non-rate
                                                  one year      five years            years         sensitive         Total
                                                -----------     -----------       -----------       ---------        -------
ASSETS
    Federal funds sold                         $     20,000     $        --       $        --      $        --    $    20,000
    Investment securities                            18,398          55,756            26,710               --        100,864
    Interest bearing deposits in banks                  454              --                --               --            454
    Loans and leases                                257,503         288,311           111,469           (8,004)       649,279
    Cash and cash equivalents                            --              --                --           27,083         27,083
    Premises & equipment                                 --              --                --           13,956         13,956
    Other assets                                         --              --                --            8,708          8,708
                                                -----------     -----------        ----------        ---------     ----------
       Total assets                            $    296,355    $    344,067       $   138,179      $    41,743    $   820,344
                                                ===========     ===========        ==========       ==========     ==========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $    476,439    $     56,105       $    12,771      $        --    $   545,315
    Non-interest bearing deposit                         --              --                --          132,547        132,547
    FHLB advances and other
       borrowings                                     9,996          49,025             7,466               --         66,487
    Subordinated Debt                                15,465              --                --               --         15,465
    Other liabilities                                   177              --             4,339               --          4,516
    Capital                                             --               --                --          56,014          56,014
                                                -----------     -----------        ----------       --------=      ----------
       Total liabilities & capital             $    502,077    $    105,130       $    24,576      $  188,561     $   820,344
                                                ===========     ===========        ==========       ==========     ==========
    Net interest rate
      sensitivity gap                          $   (205,722)   $    238,937       $   113,603      $ (146,818)    $        --
                                                ===========     ===========        ==========       =========      ==========
    Cumulative interest rate
      sensitivity gap                          $   (205,722)   $     33,215       $   146,818      $        --    $        --
                                                ===========     ===========        ==========       ==========     ==========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                                (25.1%)           4.0%             17.9%
                                                ===========     ===========        ==========

                       ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based upon Management's periodic evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrower's ability to pay. During the three and six-month periods ended June 30, 2005, the Corporation recorded a $504 thousand and a $1.0 million provision for loan losses respectively, compared to a $56 thousand and a $356 thousand provision for loan losses for the same periods in 2004. Net loans charged-off (recovered) for the three and six-month periods ended June 30, 2005 were ($53) thousand and $219 thousand, respectively, compared to $570 thousand and $406 thousand for the same periods in 2004. Accordingly, the allowance for loan and lease losses as a percentage of loans for the period ending June 30, 2005 was 1.22% compared to 1.14% for the period ending June 20, 2004. The increase in the allowance for loan and lease losses as a percentage of loans is the result of Management's evaluation of its loan portfolio in accordance with regulatory guidelines and the policies described more fully in our Annual Report on Form 10-K for 2004.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                         Three Months                      Six Months
                                                                            Ended                             Ended
                                                                           June 30,                           June 30,
                                                                  --------------------------       --------------------------
(Dollars in thousands)                                                2005           2004             2005             2004
                                                                      ----           ----             ----             ----

Balance at beginning of period                                    $    7,447      $    6,000       $    7,213      $    5,864
                                                                   ---------       ---------        ---------       ---------

Provision charged to operating expense                                   504              56            1,010             356
                                                                   ---------       ---------        ---------       ---------

    Recoveries of loans previously charged-off                           100             857              172             897
    Loans charged-off                                                    (47)           (287)            (391)           (491)
                                                                   ---------       ---------        ---------       ---------

Net recoveries (loans charged-off)                                        53             573             (219)            406
                                                                   ---------       ---------        ---------       ---------

Balance at end of period                                          $    8,004      $    6,626       $    8,004       $   6,626
                                                                   =========       =========        =========        =========
Period-end loans outstanding                                      $  657,283      $  579,806       $  657,283       $ 579,806
Average loans outstanding                                         $  653,953      $  551,261       $  639,612       $ 534,341
Allowance for loan losses as a
  Percentage of period-end loans outstanding                           1.22%           1.14%            1.22%           1.14%

Net charge-offs to average loans
    Outstanding                                                       (0.01%)         (0.10%)           0.03%          (0.08%)

     Non-performing assets include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing assets are primarily collateralized by real estate and are in the process of collection. Non-performing assets were $9.8 million, $8.6 million, and $3.5 million as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The non-accrual loans as of June 30, 2005, primarily consist of three loan relationships. Management is actively working to collect these loans and does not anticipate a loss of principal.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

                                                                       June 30,                  December 31,
                                                             --------------------------          ------------
(Dollars in thousands)                                          2005              2004                2004
                                                                -----             ----                ----


Past due over 90 days and still accruing                     $     168        $      16             $      --

Non-accrual loans                                                9,646            1,947                 7,877
                                                              --------         --------              --------

Total non-performing loans                                       9,814            1,963                 7,877

Other real estate owned                                             --            1,523                   757
                                                              --------         --------              --------

Total non-performing assets                                  $   9,814        $   3,486             $   8,634
                                                              ========         ========              ========

Non-performing loans as a percentage of total loans (gross)      1.49%            0.34%                 1.27%

Allowance for loan losses as a
   percentage of non-performing loans                           81.56%          337.54%                91.57%

Allowance for loan losses as a
   percentage of total loans and other real estate owned         1.22%            1.14%                 1.40%

Allowance for loan losses as a percentage of
   non-performing assets                                        81.56%          190.07%                83.54%

     The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at June 30, 2005. Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Corporation acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

     The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     FASB 114 "Accounting by Creditors for Impairment of Loans" examines commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $9.6 million, $2.3 million, and $7.9 million at June 30, 2005, December 31, 2004, and June 30, 2004 respectively. The associated allowance for impaired loans was $1.0 million, $231 thousand and $191 thousand at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

         For the three and six-month periods ended June 30, 2005, activity in the allowance for impaired loan losses include a provision of $133 thousand and $337 thousand, charge offs of $6 thousand and $119 thousand. There were no recoveries in either the three or six-month periods ended June 30, 2005. Contractual interest amounted to $168 thousand for the three-months ended June 30, 2005 and $316 thousand for the six-months ended June 30, 2005. Cash collected on loans for the three-month and six-month period ended June 30, 2005 was $4 thousand and $416 thousand, respectively, all of which was applied to principal.

     For the three and six-month period ended June 30, 2004, activity in the allowance for impaired loan losses include a provision of $24 thousand and $43 thousand, charge offs of $17 thousand and $25 thousand, recoveries of $3 thousand and $3 thousand, respectively. Contractual interest amounted to $41 thousand for the three-months

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

ended June 30, 2004 and $93 thousand for the six-months ended June 30, 2005. Cash collected on loans for the three-month and six-month period ended June 30, 2004 was $414 thousand and $863 thousand, respectively. The amount applied to principal was $410 thousand and $836 thousand for the three and six- month period, respectively, of which $4 thousand and $27 thousand was applied to interest for the three and six-month period ended June 30, 2004, respectively.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2005, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.


RISK-BASED                                             June 30,               December 31,
CAPITAL RATIOS                            -------------------------------     ------------            "Well Capitalized"
--------------                             2005               2004                  2004                  Requirements
                                           ----               ----                  ----              -----------------

    Corporation
    -----------
Leverage Ratio                             8.91%              9.18%                 8.62%                     N/A
Tier I Capital Ratio                      10.50%             10.94%                10.80%                     N/A
Total Risk-Based Capital Ratio            11.67%             12.02%                11.91%                     N/A

       Bank
       ----
Leverage Ratio                             8.19%              8.57%                 8.11%                    5.00%
Tier I Capital Ratio                       9.61%             10.19%                10.16%                    6.00%
Total Risk-Based Capital Ratio            10.78%             11.26%                11.26%                   10.00%


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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report, filed with the SEC via EDGAR as an exhibit to its Form 10-K for the fiscal year ended December 31, 2004. Please refer to the "Management's Discussion and Analysis" section on pages 23-44 of the Corporation's Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Included with this Quarterly Report as Exhibits 31.1, 31.2, and 31.3 are three certifications (the "Section 302 Certifications"), one by each of our Chief Executive Officer (CEO), President and our Chief Financial Officer, our principal executive and financial officers (the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the
Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

The Securities and Exchange Commission (the "SEC") requires that as of the end of the quarter covered by this Report, our CEO and CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

As required by Rule 13a-15(b), the Corporation's management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the disclosure controls and procedures met their objectives as of the end of the period covered by this Report..

Changes in internal control over financial reporting. As required by Rule 13a-15(d), the Corporation's management, including the Principal Officers conducted an evaluation of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. During the second quarter of 2005, there were no such changes.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                          Total Number     Average     Total Number of Shares      Maximum Number (or Approximate
            Period                         of Shares      Price Paid  (or Units) Purchased as     Dollar Value) of Shares (or Units)
                                           (or units)     per Share  Part of Publicly Announced      that May Yet Be Purchased
                                             Purchased    (or Unit)      Plans or Programs          Under the Plans or Programs
                                          ------------    ---------  --------------------------   ----------------------------------

      April 1 to April 30, 2005              -0-             -0-                -0-                       $6,715,573

      May 1 to May 31, 2005                 18,000          $23.15             18,000                     $6,298,873

      June 1 to June 30, 2005                -0-              $0                -0-                       $6,298,873

      Total                                 18,000          $23.15             18,000                     $6,298,873

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

Item 5.     Other Information

                  None

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6.      Exhibits

(a)      Exhibits

                  3(i).* Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is ------------------------------ incorporated herein by reference to Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

                  3(ii).* Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                  10.1     Letter of  Employment  to Susan  Bergen-Painter  (cp)
                           10.2 Change of Control Agreement between the Bank and Susan Bergen-Painter dated April 25, 2005 (cp)

                  10.3     Letter of Employment to Karen Walter (cp)

                  10.4 Change of Control Agreement between the Bank and Karen Walter dated May 6, 2005 (cp)

                  10.5 Letter of Employment to John Balzarini (cp) 10.6 Change of Control Agreement between the Bank and John Balzarini dated June 3, 2005 (cp)

                  10.7 Change of Control Agreement between the Bank and Linda Hicks dated May 23, 2005 (cp)

                  10.8 Change of Control Agreement between the Bank and Michelle Venema dated June 10, 2005 (cp)

                  10.9 Change of Control Agreement between the Bank and Anthony Poluch dated May 25, 2005 (cp)

                  10.10 2005 Restricted Stock Plan is incorporated by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005 (cp) 31.1 Rule 13a-14(a) Certification of Chief Executive Officer
                           31.2 Rule 13a-14(a) Certification of President 31.3 Rule 13a-14(a) Certification of Treasurer and Chief Financial Officer 32.1 Section 906 Certification of the Chief Executive Officer 32.2 Section 906
                           Certification of the President 32.3 Section 906 Certification of the Treasurer and Chief Financial Officer

* Indicates document previously filed.

(cp) Indicates management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION


                                           John A. Featherman III


August 9, 2005                             /s/ John A Featherman III
                                           -------------------------
                                           John A. Featherman III
                                           Chief Executive Officer



                                           John E. Balzarini


     August 9, 2005                        /s/ John E. Balzarini
                                           ---------------------
                                           John E. Balzarini
                                           Treasurer and Chief Financial Officer

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

     3(i).* Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     3(ii).* Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.1 Letter of Employment to Susan Bergen-Painter (cp)

     10.2 Change of Control Agreement between the Bank and Susan Bergen-Painter dated April 25, 2005 (cp)

     10.3 Letter of Employment to Karen Walter (cp)

     10.4 Change of Control Agreement between the Bank and Karen Walter dated May 6, 2005 (cp)

     10.5 Letter of Employment to John Balzarini (cp)

     10.6 Change of Control Agreement between the Bank and John Balzarini dated June 3, 2005 (cp)

     10.7 Change of Control Agreement between the Bank and Linda Hicks dated May 23, 2005 (cp)

     10.8 Change of Control Agreement between the Bank and Michelle Venema dated June 10, 2005 (cp)

     10.9 Change of Control Agreement between the Bank and Anthony Poluch dated May 25, 2005 (cp)

     10.10 2005 Restricted Stock Plan is incorporated by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005 (cp)

     31.1 Rule 13a-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a) Certification of President

     31.3 Rule 13a-14(a) Certification of Treasurer and Chief Financial Officer

     32.1 Section 906 Certification of the Chief Executive Officer

     32.2 Section 906 Certification of the President

     32.3 Section 906 Certification of the Treasurer and Chief Financial Officer