Form 10-Q/A
period 2005-03-31
FIRST CHESTER COUNTY CORP
filed 2005-08-19
CIK 744126

FORM 10-Q/A
                                 Amendment No. 1

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

The number of shares outstanding of Common Stock of the Registrant as of May 2, 2005 was 4,585,788.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                   Form 10Q/A

This amendment on Form 10-Q/A (this "Report") is being filed to amend the Form 10-Q filed by First Chester County Corporation on May 6, 2005 to correct certain information relating to the Corporation's common stock and additional paid-in capital that was included in the financial statements as Part 1, Item 1 of that Form 10-Q, to revise and restate Footnote 6 of those financial statements, and correct the number of shares outstanding as of May 2, 2005 shown on the cover sheet. Item 6 is revised to include certifications relevant to this Report.

                                      INDEX
                                      -----

                                                                                                                        PAGE
                                                                                                                        ----

Part I.  FINANCIAL INFORMATION

                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             March 31, 2005 (unaudited) and December 31, 2004                                             3

                             Consolidated Statements of Income
                             Three-Months Ended March 31, 2005 and 2004 (unaudited)                                       4

                             Consolidated Statements of Cash Flows
                             Three-Months Ended March 31, 2005 and 2004 (unaudited)                                       5

                             Notes to Consolidated Financial Statements                                                 6-9

Part II. OTHER INFORMATION

                  Item 6 -   Exhibits                                                                                    10

                             Signatures                                                                                  11

                             Index to Exhibits                                                                           12

                             Exhibits                                                                                 13-18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

 (Dollars in thousands)                                                                   March 31,
                                                                                            2005              December 31,
                                                                                         (unaudited)               2004
                                                                                         -----------          ------------
ASSETS
    Cash and due from banks                                                               $  21,522            $  24,656
    Federal funds sold and other overnight investments                                            -                6,500
    Interest bearing deposits in banks                                                          230                  454
                                                                                           --------             --------

                Total cash and cash equivalents                                              21,752               31,610
                                                                                           --------             --------

    Investment securities held-to-maturity (fair value of $10
        at March 31, 2005 and $11 at December 31, 2004, respectively)                            10                   10

    Investment securities available-for-sale, at fair value                                 109,990              140,019

    Loans and leases                                                                        640,841              618,005
    Less:  Allowance for loan and lease losses                                               (7,449)              (7,213)
                                                                                           --------             --------
                Net loans and leases                                                        633,392              610,792

    Premises and equipment                                                                   13,848               14,137
    Other assets                                                                              9,403                8,907
                                                                                           --------             --------
                Total assets                                                              $ 788,395            $ 805,475
                                                                                           ========             ========
LIABILITIES
    Deposits
        Noninterest-bearing                                                               $ 126,717            $ 125,452
        Interest-bearing (including certificates of deposit over $100 of $29,503 and $33,048 - March 31, 2005 and
           December 31, 2004 respectively)                                                  515,853              537,566
                                                                                           --------             --------

        Total deposits                                                                      642,570              663,018

    Federal Home Loan Bank advances and other borrowings                                     70,799               66,464
    Junior subordinated debentures                                                           15,465               15,465
    Other liabilities                                                                         4,777                5,126
                                                                                           --------             --------

        Total liabilities                                                                 $ 733,611            $ 750,073
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 25,000,000 shares;
        outstanding, 4,799,666 at March 31, 2005 and 4,799,666 December 31, 2004              4,800                4,800
    Additional paid-in capital                                                                2,113                2,052
    Retained earnings                                                                        54,113               53,747
    Accumulated other comprehensive loss                                                     (1,401)                 (77)
    Treasury stock, at cost:  240,767 shares and 261,185 shares
       at March 31, 2005 and December 31, 2004, respectively                                 (4,841)              (5,121)
                                                                                           --------             --------

                Total stockholders' equity                                                   54,784               55,402
                                                                                           --------             --------

                Total liabilities and stockholders' equity                                $ 788,395            $ 805,475
                                                                                           ========             ========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                          Three Months Ended
                                                                                             ---------------------------
                                                                                                        March 31,
                                                                                                2005               2004
                                                                                              -------            -------
INTEREST INCOME
    Loans and leases, including fees                                                        $   8,918          $   7,332
    Investment securities                                                                       1,237              1,287
    Federal funds sold and other overnight investments                                             27                 19
    Deposits in banks                                                                               2                  1
                                                                                             --------           --------
                Total interest income                                                          10,184              8,639
                                                                                             --------           --------
INTEREST EXPENSE
    Deposits                                                                                    1,752              1,180
    Junior subordinated debentures                                                                220                165
    Federal Home Loan Bank advances and other borrowings                                          594                324
                                                                                             --------           --------

                Total interest expense                                                          2,566              1,669
                                                                                             --------           --------

                Net interest income                                                             7,618              6,970

    Provision for loan and lease losses                                                           507                300
                                                                                             --------           --------

                Net interest income after provision for possible loan losses                    7,111              6,670
                                                                                             --------           --------

NON-INTEREST INCOME
    Trust and Investment Services                                                                 869                947
    Service charges on deposit accounts                                                           473                524
    Investment securities gains, net                                                               67                 53
    Operating lease rental income                                                                 228                193
    Gains on the sale of fixed assets and OREO                                                      1                 25
    Gains and fees on the sale of residential mortgages                                            81                141
    Other                                                                                         565                503
                                                                                             --------           --------

                Total non-interest income                                                       2,284              2,386
                                                                                             --------           --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              4,092              3,875
    Occupancy, equipment and data processing                                                    1,383              1,330
    Depreciation expense on operating leases                                                      200                172
    Bank shares tax                                                                               173                125
    Professional services                                                                         796                334
    Other                                                                                       1,323              1,077
                                                                                             --------           --------
                Total non-interest expense                                                      7,967              6,913
                                                                                             --------           --------

                Income before income taxes                                                      1,428              2,143

INCOME TAXES                                                                                      410                642
                                                                                             --------           --------

NET INCOME                                                                                  $   1,018          $   1,501
                                                                                             ========           ========

PER SHARE DATA
    Basic earnings per common share                                                         $    0.20          $    0.30
                                                                                             ========           ========
    Diluted earnings per common share                                                       $    0.19          $    0.29
                                                                                             ========           ========
    Dividends declared                                                                      $  0.1283          $  0.1238
                                                                                             ========           ========

Basic weighted average shares outstanding                                                   5,215,017          4,976,453
                                                                                            =========          =========

Diluted weighted average shares outstanding                                                 5,034,483          5,192,946
                                                                                            =========          =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Three Months Ended
 (Dollars in thousands)                                                                                  March 31,
                                                                                             ----------------------------
                                                                                              2005                   2004
                                                                                              ----                   ----

OPERATING ACTIVITIES
    Net Income                                                                               $  1,018            $   1,501
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                  713                  622
    Provision for loan and lease losses                                                           507                  300
    Amortization of investment security premiums
           and accretion of discounts                                                             560                  179
    Amortization of deferred fees on loans                                                          2                  (38)
    Investment securities (gains), net                                                            (67)                 (53)
    Increase) in other assets                                                                  (1,818)                 662
    (Decrease) in other liabilities                                                              (349)                 (18)
                                                                                              -------              -------

           Net cash provided by operating activities                                         $    566             $  3,155
                                                                                              -------              -------

INVESTING ACTIVITIES
    (Increase) in loans                                                                       (23,109)             (13,979)
    Proceeds from sales of investment securities available-for-sale                            26,099               12,195
    Proceeds from maturities of investment securities available-for-sale                       51,764                8,187
    Proceeds from maturities of investment securities held to maturity                             --                    1
    Purchases of investment securities available-for-sale                                     (48,327)             (13,944)
    Purchase of premises and equipment, net                                                      (425)                (290)
                                                                                              -------              -------

    Net cash provided by investing activities                                                $  6,002             $ (7,830)
                                                                                              -------              -------

FINANCING ACTIVITIES
    Increase in Federal Home Loan advances                                                      4,335                1,694
    (Decrease) increase in deposits                                                           (20,448)              13,983
    (Decrease) increase in securities sold under repurchase agreements
    Cash dividends paid                                                                          (653)                (631)
    Repurchase of Treasury stock                                                                  340                   96
                                                                                              -------              -------

           Net cash provided by (used in) financing activities                                (16,426)              15,142
                                                                                              -------              -------

           NET DECREASE IN CASH AND CASH
               EQUIVALENTS                                                                     (9,858)              10,467

Cash and cash equivalents at beginning of year                                                 31,610               31,383
                                                                                              -------              -------

Cash and cash equivalents at end of period                                                   $ 21,752             $ 41,850
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

3.   COMPREHENSIVE INCOME

     Components of comprehensive income are presented in the following chart:

                                                                    Three Months Ended
                                                                          March 31,
                                                                 ------------------------
                                                                   2005             2004
                                                                 -------          -------
     Unrealized gains on securities:
       Unrealized gains (losses) arising in period               $ 1,841           $  806
       Reclassification adjustment                                    --               --
       Net unrealized gains (losses)                                 (67)              53
                                                                  ------            -----
     Other comprehensive income before taxes                       1,774              859
     Income tax expense                                             (450)            (218)
                                                                  ------            -----
     Other comprehensive income                                    1,324              641
                                                                  ------            -----
     Comprehensive income (losses)                               $ 2,342           $2,142
                                                                  ======            =====

4.   JUNIOR SUBORDINATED DEBENTURES

     Management has determined that First Chester County Capital Trust I & II qualify as variable interest entities under FASB Interpretation Number ("FIN") 46, as revised. First Chester County Capital Trust I & II issued mandatorily redeemable preferred securities to investors and loaned the proceeds to the Corporation. First Chester County Capital Trust I & II are included in the Corporation's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) "Consolidation of Variable Interest Entities," the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. The deconsolidation resulted in the Corporation's investment in the common securities of First Chester County Capital Trust I & II being included in other assets and a corresponding increase in outstanding debt of $465 thousand. In addition, the income received on the Corporation's common securities investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the Corporation's financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by the Corporation as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2007; however, a three-year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). On March 1, 2005, the Federal Reserve Bank released its final rule on trust preferred securities. The final rule retains the bifurcated system of limits on trust preferred securities: 15% of core capital elements limit for "internationally active banks"; 25% of core capital elements for non-internationally active banks. The final ruling does not have an impact upon the Company.

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

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      --------------------------
                                                                                       2005               2004
                                                                                       ----               ----

         Net income (in thousands)      As reported                                   $ 1,018            $ 1,501
         Stock-based compensation costs determined
           under fair value method for all awards                                          --*                17
                                                                                       ------             ------
                                            Pro forma net income                      $ 1,018            $ 1,484

         Earnings per share (Basic)      As reported                                  $  0.20            $  0.30
                                            Pro forma                                 $  0.20            $  0.30
         Earnings per share (Diluted)   As reported                                   $  0.19            $  0.29
                                            Pro forma                                 $  0.19            $  0.29

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

6.   EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

     Earnings per share are calculated using the weighted average shares outstanding during the year. On April 19, 2005, the Board of Directors declared a 10% stock dividend to stockholders of record on May 2, 2005, payable May 19, 2005. Par value remained at $1.00 per share. The stock dividend resulted in the issuance of 480,000 additional shares of common stock from authorized but unissued shares. In accordance with GAAP, earnings per share, cash dividends per share, and weighted average shares of common stock outstanding are stated to reflect the stock dividend paid on May 19, 2005.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits

         (a) Exhibits

             Exhibits marked as "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate. Exhibits marked with a (+) were filed with the original Form 10-Q.

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

             10.1 2005 Restricted Stock Plan, is incorporated by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005. (cp) (+)

             10.2    Letter of Employment to Deborah Pierce (cp) (+)

             10.3 Change of Control Agreement between the Bank and Deborah Pierce dated February 18, 2005 (cp) (+) 31.1 Rule 13a-14(a) Certification of Chief Executive Officer (+)

             31.2    Rule 13a-14(a) Certification of President(+)

             31.3    Rule 13a-14(a) Certification of Assistant Treasurer (+)

             31.4    Rule 13a-14(a) Certification of Chief Executive Officer

             31.5    Rule 13a-14(a) Certification of President

             31.6 Rule 13a-14(a) Certification of the Treasurer and Chief Financial Officer

             32.1    Section 906  Certification  of the Chief Executive  Officer
                     (+)

             32.2    Section 906 Certification of the President (+)

             32.3    Section 906 Certification of the Assistant Treasurer (+)

             32.4    Section 906 Certification of the Chief Executive Officer

             32.5    Section 906 Certification of the President

             32.6 Section 906 Certification of the Treasurer and Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FIRST CHESTER COUNTY CORPORATION




                                           /s/ John A. Featherman
                                           -------------------------------------
August 19, 2005                            John A. Featherman
                                           Chief Executive Officer




August 19, 2005                            /s/ John Balzarini
                                           -------------------------------------
                                           John Balzarini
                                           Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS

     The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those marked "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate; Exhibits marked with a (+) were filed with the original Form 10-Q):

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

     10.1 2005 Restricted Stock Plan, is incorporated by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005. (cp) (+)

     10.2    Letter of Employment to Deborah Pierce (cp) (+)

     10.3 Change of Control Agreement between the Bank and Deborah Pierce dated February 18, 2005 (cp) (+)

     31.1    Rule 13a-14(a) Certification of Chief Executive Officer (+)

     31.2    Rule 13a-14(a) Certification of President (+)

     31.3    Rule 13a-14(a) Certification of Assistant Treasurer (+)

     31.4    Rule 13a-14(a) Certification of Chief Executive Officer

     31.5    Rule 13a-14(a) Certification of President

     31.6    Rule  13a-14(a)  Certification  of  Treasurer  and Chief  Financial
             Officer

     32.1    Section 906 Certification of the Chief Executive Officer (+)

     32.2    Section 906 Certification of the President (+)

     32.3    Section 906 Certification of the Assistant Treasurer (+)

     32.4    Section 906 Certification of the Chief Executive Officer

     32.5    Section 906 Certification of the President

     32.6    Section 906  Certification  of the  Treasurer  and Chief  Financial
             Officer