Form 10-Q
period 2005-09-30
FIRST CHESTER COUNTY CORP
filed 2005-11-09
CIK 744126

November 9, 2005
VIA: EDGARLINK


OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312


                        FIRST CHESTER COUNTY CORPORATION

                         Commission File Number 0-12870

Gentlemen:

Pursuant to the reporting requirements of the Securities and Exchange Act of 1934, we are filing herewith the above listed Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005.



                                           Very truly yours,

                                           /s/ John Balzarini
                                           ------------------
                                           John Balzarini,
                                           Treasurer and Chief Financial Officer






JEB/JAD
Enclosures

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

For the quarterly period ended September 30, 2005
                               ------------------
                                       OR

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The number of shares outstanding of Common Stock of the Registrant as of November 8, 2005 was 5,140,503.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                                       PAGE

Part I.  FINANCIAL INFORMATION

                  Item 1 -  Financial Statements
                             Consolidated Statements of Condition
                             September 30, 2005 (unaudited) and December 31, 2004                                         4


                             Consolidated Statements of Income
                             Three and Nine-Months Ended September 30, 2005 and 2004 (unaudited)                          5


                             Consolidated Statements of Cash Flows
                             Nine-Months Ended September 30, 2005 and 2004 (unaudited)                                    6

                             Consolidated Statements of Changes in Stockholders' Equity                                   7


                             Notes to Consolidated Financial Statements (unaudited)                                    8-12


                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                            12-28

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  29

                  Item 4 -  Controls and Procedures                                                                      29


Part II. OTHER INFORMATION

                  Item 1 -   Legal Proceedings                                                                           30
                  Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds                                 30
                  Item 3 -   Defaults upon Senior Securities                                                             30
                  Item 4 -   Submission of Matters to a Vote of Security Holders                                         30
                  Item 5 -   Other Information                                                                           30
                  Item 6 -   Exhibits                                                                                    31

                  Signatures                                                                                             32
                  Exhibit Index                                                                                          33
                  Exhibits                                                                                            34-39



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                        (Unaudited)
(Dollars in thousands)                                                                 September 30,        December 31,
                                                                                            2005                2004
                                                                                       -------------        ------------

ASSETS
    Cash and due from banks                                                               $  30,810            $  24,656
    Federal funds sold and other overnight investments                                       25,600                6,500
    Interest Bearing Deposits in banks                                                          353                  454
                                                                                           --------             --------

    Total cash and cash equivalents                                                          56,763               31,610
                                                                                           --------             --------
    Investment securities held-to-maturity (fair value of $10 at
    September 30, 2005 and $11 at December 31, 2004, respectively)                               10                   10

    Investment securities available-for-sale, at market value                               101,061              140,019

    Loans                                                                                   664,731              618,005
    Less allowance for possible loan and lease losses                                        (8,488)              (7,213)
                                                                                           --------             --------
    Net loans                                                                               656,243              610,792

    Premises and equipment, net                                                              13,797               14,137
    Other assets                                                                              9,347                8,907
                                                                                           --------             --------

    Total assets                                                                          $ 837,221            $ 805,475
                                                                                           ========             ========
LIABILITIES
    Deposits
    Noninterest-bearing                                                                   $ 127,752            $ 125,452
        Interest-bearing (including certificates of deposit over $100 of $78,199 and $33,048 - September 30, 2005 and
             December 31, 2004 respectively)                                                561,507              537,566
                                                                                           --------             --------

    Total deposits                                                                          689,259              663,018
    Federal Home Loan Bank advances and other borrowings                                     69,935               66,464
    Junior subordinated debentures                                                           15,465               15,465
    Guaranteed preferred beneficial interest in Corporation's subordinated debentures
    Other liabilities                                                                         5,540                5,126
                                                                                           --------             --------

    Total liabilities                                                                       780,199              750,073
                                                                                           --------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares; Outstanding
        5,279,633 at September 30, 2005 and 4,799,666 at
        December 31, 2004                                                                     5,280                4,800
    Additional paid-in capital                                                               12,494                2,052
    Retained earnings                                                                        44,615               53,747
    Accumulated other comprehensive loss                                                     (1,642)                 (78)
    Treasury stock, at cost: September 30, 2005 - 140,505 and
        December 31, 2004 - 237,441                                                          (3,725)              (5,121)
                                                                                           --------             --------

    Total stockholders' equity                                                               57,022               55,402
                                                                                           --------             --------

    Total liabilities and stockholders' equity                                            $ 837,221            $ 805,475
                                                                                           ========             ========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


(Dollars in thousands - except per share data)                             Three Months Ended                Nine Months Ended
                                                                              September 30,                     September 30,
                                                                        -------------------------         -----------------------
                                                                         2005             2004             2005          2004
                                                                         ----             ----             ----          ----

INTEREST INCOME
    Loans, including fees                                              $  10,257        $   8,487         $  28,812     $  23,515
    Investment securities                                                  1,062            1,265             3,340         3,900
    Federal funds sold and other overnight investments                       272               83               346           113
    Deposits in Banks                                                          1                -                 4             1
                                                                        --------         --------          --------      --------

                Total interest income                                     11,592            9,835            32,502        27,529
                                                                        --------         --------          --------      --------

INTEREST EXPENSE
    Deposits                                                               2,853            1,381             6,821         3,757
    Interest on Trust-Preferred Securities                                   264              187               728           524
    Federal Home Loan Bank advances and other borrowings                     639              489             1,873         1,310
                                                                        --------         --------          --------      --------

                Total interest expense                                     3,756            2,057             9,422         5,591
                                                                        --------         --------          --------      --------

                Net interest income                                        7,836            7,778            23,080        21,938

    Provision for loan and lease losses                                      311              454             1,322           810
                                                                        --------         --------          --------      --------

                Net interest income after provision
                  for loan and lease losses                                7,525            7,324            21,758        21,128
                                                                        --------         --------          --------      --------

NON-INTEREST INCOME
    Trust and Investment Services                                            844              834             2,428         2,655
    Service charges on deposit accounts                                      483              546             1,434         1,585
    Investment securities gains, net                                          (2)              17                58            70
    Operating lease rental income                                            257              227               729           610
    Losses on sale of premises and other real-estate owned                     -             (149)               (7)         (101)
    Gains and fees on the sale of residential mortgages                      118               93               312           283
    Gain on the sale of credit card portfolio                                  -                -                 -            34
    Other                                                                    585              530             1,768         1,669
                                                                        --------         --------          --------      --------
                Total non-interest income                                  2,285            2,098             6,722         6,805
                                                                        --------         --------          --------      --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         3,756            4,040            11,937        11,900
    Net occupancy, equipment and date processing                           1,397            1,332             4,188         3,995
    Depreciation expense on operating leases                                 226              199               638           534
    FDIC deposit insurance                                                    21               22                68            65
    Bank shares tax                                                           82              131               402           388
    Professional services                                                    629              494             1,990         1,114
    Other                                                                  1,302            1,249             3,931         3,682
                                                                        --------         --------          --------      --------
                Total non-interest expense                                 7,413            7,467            23,154        21,678
                                                                        --------         --------          --------      --------

                Income before income taxes and cumulative effect
                of change in accounting for income taxes                   2,397            1,955             5,326         6,255

INCOME TAXES                                                                 554              525             1,393         1,814
                                                                        --------         --------          --------      --------

NET INCOME                                                             $   1,843        $   1,430         $   3,933     $   4,441
                                                                        ========         ========          ========      ========

PER SHARE DATA
    Basic earnings per common share                                    $    0.36        $    0.29         $    0.77     $    0.89
                                                                        ========         ========          ========      ========
    Diluted earnings per common share                                  $    0.35        $    0.28         $    0.75     $    0.86
                                                                        ========         ========          ========      ========
    Dividends declared                                                 $  0.1300        $  0.1238         $  0.4025     $  0.4130
                                                                        ========         ========          ========      ========

Basic weighted average shares outstanding                              5,114,517        4,957,752         5,083,311     4,970,455
                                                                       =========        =========         =========     =========
Diluted weighted average shares outstanding                            5,209,347        5,144,869         5,226,232     5,164,609
                                                                       =========        =========         =========     =========
The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                    -----------------------

(Dollars in thousands)                                                                              2005               2004
                                                                                                    ----               ----

OPERATING ACTIVITIES
    Net Income                                                                                   $   3,933         $    4,441
    Adjustments to reconcile net income to net cash
           provided by operating activities:
       Depreciation                                                                                  1,979              1,726
       Provision for possible loan and lease losses                                                  1,322                810
    Amortization of investment security premiums
           and accretion of discounts                                                                  184                560
    Amortization of deferred fees on loans                                                              (4)                56
    Investment securities gains, net                                                                   (58)               (70)
    Increase in other assets                                                                        (2,005)            (1,414)
    Increase in other liabilities                                                                      414                972
                                                                                                  --------          ---------

           Net cash provided by operating activities                                                 5,765              7,081
                                                                                                  --------          ---------

INVESTING ACTIVITIES
    Increase in loans                                                                              (46,769)           (92,422)
    Proceeds from sales of investment securities available-for-sale                                 60,068             30,744
    Proceeds from maturities of investment securities available-for-sale                            53,322             23,302
    Purchases of investment securities available-for-sale                                          (74,558)           (68,591)
    Purchase of premises and equipment, net                                                         (1,639)            (1,940)
                                                                                                  --------          ---------
      Net cash (used in) investing activities                                                       (9,576)          (108,907)
                                                                                                  --------          ---------

FINANCING ACTIVITIES
    Increase in Federal Home Loan Bank advances                                                      3,471             21,391
    Increase in deposits                                                                            26,241            114,903
    Cash dividends paid                                                                             (1,973)            (1,877)
    Net increase (decrease) in treasury stock                                                        1,225               (638)
                                                                                                  --------          ---------

           Net cash provided by financing activities                                                28,964            133,779
                                                                                                  --------          ---------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     25,153             31,953

Cash and cash equivalents at beginning of period                                                    31,610             31,383
                                                                                                  --------          ---------

Cash and cash equivalents at end of period                                                       $  56,763         $   63,336
                                                                                                  ========          =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                                           Additional              Other                                  Total
                                         Common Stock       Paid-in   Retained Comprehensive   Treasury  Comprehensive Stockholders'
(Dollars in thousands)               Shares     Par Value   Capital   Earnings  Income(Loss)    Stock       Income        Equity
----------------------               ------     ---------  ---------- -------- -------------   --------  ------------- ------------

Balance at January 1, 2004          4,799,666   $  4,800    $  1,877   $ 50,117   $     306     $(5,350)   $      -       $ 51,750

    Net income                              -          -           -      4,441           -           -       4,441          4,441
    Cash dividends declared                 -          -           -     (1,878)                      -           -         (1,878)
    Other Comprehensive Income
       Net unrealized gains
         (loss) on investment
         securities
         available-for-sale                 -          -           -          -        (259)          -        (259)          (259)
    Treasury stock transactions             -          -        (398)         -           -        (240)         -            (638)
                                    ---------    -------  -  -------    -------    --------   -  ------     -------        -------
    Comprehensive Income                                                                                   $  4,182              -
                                                                                                            =======

Balance at September 30, 2004       4,799,666   $  4,800    $  1,479   $ 52,680   $      47     $(5,590)   $      -       $ 53,416

Balance at January 1, 2005          4,799,666   $  4,800    $  2,053   $ 53,747   $     (77)    $(5,121)   $      -       $ 55,402

    Net income                              -          -           -      3,933           -           -       3,933          3,933
    Cash dividends declared                 -          -           -     (1,973)          -           -           -         (1,973)
    Stock dividends declared          480,149        480      10,612    (11,092)                                                 -
    Other Comprehensive Income
       Net unrealized gain (loss)
       on investment securities
       available-for-sale                   -          -           -          -      (1,565)          -      (1,565)        (1,565)
    Treasury stock transactions             -          -        (171)         -           -       1,396           -          1,225
                                    ---------    -------  -  -------    -------    --------      ------     -------        -------
    Comprehensive Income                                                                                   $  2,369
                                                                                                            =======

Balance at September 30, 2005       5,279,815   $  5,280    $ 12,494   $ 44,615   $  (1,642)    $(3,725)                  $ 57,022
                                    =========    =======     =======    =======    ========      ======                    =======


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

         The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of our Quarterly Report on Form 10-Q for the period ending September 30, 2005.

2.       EARNINGS PER SHARE

Three Months ended September 30, 2005
-------------------------------------
                                                                        Income              Shares                 Per Share
                                                                     (numerator)        (denominator)                Amount
                                                                     -----------        -------------              ---------


Basic earnings per share
       Net income available to common stockholders                      $1,843              5,114,517                $ 0.36
Effect of Dilutive Securities
       Options to purchase common stock                                     --                 94,830                 (0.01)
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $1,843              5,209,347                $ 0.35
                                                                         =====              =========                 =====

17,866 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.


Year to Date September 30, 2005
-------------------------------
                                                                       Income               Shares                   Per Share
                                                                     (numerator)        (denominator)                 Amount
                                                                     -----------        -------------                ---------

Basic earnings per share
       Net income available to common stockholders                      $3,933              5,083,311                $ 0.77
Effect of Dilutive Securities
       Options to purchase common stock                                     --                142,921                 (0.02)
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $3,933              5,226,232                $ 0.75
                                                                         =====              =========                 =====

17,755 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

Three Months ended September 30, 2004
-------------------------------------
                                                                       Income               Shares                 Per Share
                                                                     (numerator)        (denominator)                Amount
                                                                     -----------        -------------              ---------

Basic earnings per share
       Net income available to common stockholders                      $1,430              4,957,752                $ 0.29
Effect of Dilutive Securities
       Options to purchase common stock                                     --                187,117                 (0.01)
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $1,430              5,144,869                $ 0.28
                                                                         =====              =========                 =====

There were no anti-dilutive weighted shares excluded from this computation because the average market price of common shares was greater than the option exercise price.


Year to Date September 30, 2004
-------------------------------
                                                                       Income              Shares                 Per Share
                                                                     (numerator)        (denominator)               Amount
                                                                     -----------        -------------             ----------
Basic earnings per share
       Net income available to common stockholders                      $4,441              4,970,455                $ 0.89
Effect of Dilutive Securities
       Options to purchase common stock                                     --                194,154                 (0.03)
                                                                         -----              ---------                 -----
Diluted earnings per share
       Net income available to common stockholders                      $4,441              5,164,609                $ 0.86
                                                                         =====              =========                 =====

There were no anti-dilutive weighted shares excluded from this computation because the average market price of common shares was greater than the option exercise price.

3.       COMPREHENSIVE INCOME

     Components of comprehensive income are presented in the following chart:


                                                                    Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                -------------------------          -----------------------
                                                                   2005            2004               2005           2004
                                                                ---------        --------          ---------       -------

Unrealized gains on securities:
       Unrealized gains (losses) arising in period               $  (991)         $ 1,558           $ (2,038)      $   417
       Net unrealized gains (losses)                                   2               17                (58)           70
                                                                  ------           ------            --------       ------
Other comprehensive income before taxes                             (989)           1,575             (2,096)          487
Income tax expense                                                   251              400                532            88
                                                                  ------           ------            -------        ------
Other comprehensive income (losses)                                 (738)           1,975             (1,564)          575
Net Income                                                         1,843            1,430              3,933         4,441
                                                                  ------           ------            -------        ------
Comprehensive income                                             $ 1,105          $ 3,405           $  2,369       $ 5,016
                                                                  ======           ======            =======        ======

4.       SUBORDINATED DEBENTURES

         Management has determined that First Chester County Capital Trust I & II qualify as variable interest entities under FASB Interpretation Number ("FIN") 46(R), as revised. During 2002 and 2003 respectively, First Chester County Capital Trust I & II issued mandatorily redeemable preferred securities to investors and loaned the proceeds

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

to the Corporation. First Chester County Capital Trust I & II are included in the Corporation's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003, in accordance with FIN 46. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) "Consolidation of Variable Interest Entities," the provisions of which were required to be applied to certain variable interest entities by March 31, 2004. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004 and deconsolidated First Chester County Capital Trust I and II. The deconsolidation resulted in the Corporation's investment in the common securities of First Chester County Capital Trust I & II being included in other assets and a corresponding increase in outstanding debt of $465 thousand. In addition, the income received on the Corporation's common securities investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the Corporation's financial position or results of operations. In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits in some circumstances. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill for non-internationally active banks. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the final rule, the Company expects that all of its $15.5 million in trust preferred securities will continue to be included in Tier 1 capital as it presently is.

5.       STOCK-BASED COMPENSATION

         At September 30, 2005, the Corporation had one stock-based employee compensation plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table provides the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                                                          Three Months Ended               Nine Months Ended
                                                                             September  30,                   September 30,
                                                                         ---------------------           --------------------
                                                                             2005        2004              2005         2004
                                                                             ----        ----              ----         ----

         Net income (in thousands)      As reported                         $1,843      $1,430            $3,933       $4,441
         Stock-based compensation costs determined
           under fair value method for all awards                                -         (17)                -          (51)
                                                                             -----       -----             -----        -----
                                            Pro forma net income            $1,843      $1,413            $3,933       $4,390

         Earnings per share (Basic)      As reported                        $ 0.36      $ 0.32            $ 0.77       $ 0.99
                                            Pro forma                       $ 0.36      $ 0.32            $ 0.77       $ 0.98
         Earnings per share (Diluted)   As reported                         $ 0.36      $ 0.31            $ 0.77       $ 0.95
                                            Pro forma                       $ 0.35      $ 0.31            $ 0.75       $ 0.94

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

FASB Statement No. 123 (revised 2004), Share-Based Payment ("(Statement 123(R)") addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based Compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123 as originally issued. Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company must use either the modified prospective or the modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Management is evaluating Statement 123(R) and has not yet determined its full impact on the consolidated financial statements of the Company.

6.       EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share are calculated using the weighted average shares outstanding during the year. On April 19, 2005, the Board of Directors declared a 10% stock dividend to stockholders of record on May 2, 2005, paid on May 19, 2005. Par value remained at $1.00 per share. The stock dividend resulted in the issuance of 480,149 additional shares of common stock from authorized but unissued shares. Accordingly, earnings per share, cash dividends per share, and weighted average shares of common stock outstanding have been restated to reflect the stock dividend.

7.       NEW ACCOUNTING PRONOUNCEMENTS

         FASB recently issued FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments," that will supersede EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1" (which had been deferred by FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") with references to existing other-than-temporary impairment guidance, such as Statement 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and Opinion 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. FASB approved the proposed FSP subject to a vote on the final draft. Management has evaluated the effects of this rule and does not anticipate a material impact.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

         FASB recently issued Statement 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3", as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. Opinion 20, "Accounting Changes," required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, but the cumulative effect to all prior periods can be determined, the new accounting principle should be applied to assets and liabilities balances as of the beginning of the earliest period for which retrospective application is practicable. In addition, a corresponding adjustment should be made to the opening balance of retained earnings for that period rather than being reported in an income statement. If it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 also differentiates between retrospective application and restatement. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. In contrast, restatement is defined as the revision of previously issued financial statements to reflect the correction of an error. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Corporation is currently evaluating the possible impact of this statement.

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

         o general economic conditions in the Corporation's market area may be less favorable than expected resulting in, among other things, a deterioration in credit quality causing increased loan losses, increased competition for deposits, and increased cost of deposits;

         o loans may grow more quickly than deposit growth requiring the Corporation to obtain higher cost sources of funds;

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

         o changes in the regulatory environment, securities markets, general business conditions and inflation may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, FDIC assessments and operating expenses;

         o changes in interest rates may affect customer loan demand and payment habits;

         o changes in demographics may affect the benefits and costs of branch locations;

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

                          EARNINGS AND DIVIDEND SUMMARY

         The Corporation's profitability is highly dependent on its net interest income. The components that drive net interest income are the average amounts outstanding of interest-earning assets and interest-bearing liabilities along with interest rates earned or paid on rate sensitive assets and liabilities. The Corporation manages interest rate exposure by attempting to balance asset maturities and liability maturities within parameters determined to by acceptable by Management. In addition to managing interest rate exposure, the Corporation also considers the credit risk, prepayment risk and extension risk of certain assets. Based on the current market interest rate environment, maturities of assets and liabilities, demand for new loans and leases, costs of attracting deposits to fund loan growth, and continued competition for deposits, loans and leases, Management anticipates continued pressure on the Corporation's net interest income.

         Net income for the three-month period ended September 30, 2005 was $1.8 million, an increase of $413 thousand or 28.9% from $1.4 million for the same period in 2004. Net income for the nine-month period ended September 30, 2005 was $3.9 million, a decrease of $508 thousand or 11.4% from $4.4 million for the same period in 2004. Basic earnings per share was $0.36 and $0.77 for the three and nine-month periods ended September 30, 2005, respectively, compared to $0.29 and $0.89 for the same periods in 2004. Cash dividends declared during 2005 were $0.13 and $0.40 per share for the three and nine-month periods compared to $0.12 per share and $0.41 per share for the three and nine-month periods ended September 30, 2004.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

         The increase in earnings for the three-month period can be attributed primarily to a $187 thousand or 8.9% increase in total non-interest income, a $143 thousand or 31.5% decrease in the provision for loan losses, a $54 thousand or 0.72% decrease in non-interest expense, and a $58 thousand or 0.75% (non-tax adjusted) increase in net interest income. The decrease in the nine-month period can be attributed to a $1.5 million or 6.8% increase in non-interest expense, an $512 thousand increase in the provision for loan loss, and a decrease of a $83 thousand in non-interest income, partially offset by a $1.1 million or 5.2% (non-tax adjusted) increase in net interest income. The various components of net income for both periods are discussed in detail below.

The specific components of net interest income, non-interest income and expenses are discussed in detail on the following pages.


                                                                  Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,
                                                               ---------------------------        --------------------------
                                                                 2005               2004              2005            2004
                                                               -------            --------        ---------         --------
           SELECTED RATIOS
           Return on Average Assets                              0.87%              0.72%             0.64%           0.80%
           Return on Average Equity                             12.96%             10.85%             9.32%          11.22%
           Net Interest Margin                                   4.00%              4.16%             4.05%           4.18%
           Earnings Retained                                    64.08%             56.50%            49.83%          57.73%
           Dividend Payout Ratio                                35.92%             43.50%            50.17%          42.27%
           Book Value Per Share                                $11.10             $10.75            $11.10          $10.75

         The "Consolidated Average Balance Sheet" on pages 20 and 21 may assist the reader in understanding the following discussion.

                               NET INTEREST INCOME

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the three-months ended September 30, 2005 on a tax equivalent basis, increased 0.5% to $8.0 million from $7.9 million in the same period last year. For the nine-months ended September 30, 2005, net interest income increased 5.2% to $23.5 million from $22.4 million in the same period last year. The increase in tax equivalent net interest income for both periods is primarily due to increases in average interest-earning assets and higher average yields earned on interest-bearing assets, offset by increases in the average interest paid on interest-earning assets and an increase in average interest-bearing liabilities, as discussed more fully below.

         Average interest-earning assets increased approximately $48.1 million or 6.4% to $796.1 million for the three-months ended September 30, 2005 from $747.9 million in the same period last year. For the nine-months ended September 30, 2005, average interest-earning assets increased approximately $74.4 million or 10.6% to $773.7 million from $699.3 million in the same period last year. The increase in average interest-earning assets for the three-month period ended September 30, 2005 was the result of a 10.4% or $62.3 million increase in average total loans and a 36.6% or $8.6 million increase in the average federal funds sold and other overnight investments, partially offset by a 18.1% or $23.1 million decrease in average investment security balances. For the nine-month period ended September 30, 2005, the increase was the result of a 16.4% or $90.9 million increase in average total loans and 24.5% or $2.9 million increase in average federal funds sold and other overnight investments, partially offset by a 14.8% or $19.5 million decrease in average investment securities.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

         Average interest-bearing liabilities increased approximately $44.1 million or 7.2% to $654.0 million for the three-months ended September 30, 2005, from $610.0 million in the same period last year. For the nine-months ended September 30, 2005, average interest-bearing liabilities increased $68.4 million or 12.2% to $630.9 million from $562.5 million in the same period last year. The increase in average interest-bearing liabilities for the three-month period was the result of a $43.0 million or 8.1% increase in interest-bearing deposits and a $1.1 million or 1.6% increase in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the nine-month period was the result of a $58.9 million or 12.1% increase in interest-bearing deposits and a $9.5 million or 15.7% increase in FHLB advances and other borrowings.

         The average net yield on interest-earning assets, on a tax equivalent basis for the three-months ended September 30, 2005 decreased 5.4% or 23 basis points (one basis point is equal to 1/100 of a percent) to 4.00% from 4.23% in the same period last year. For the nine-month period ended September 30, 2005, net yield on interest earning assets decreased 4.9% or 21 basis points to 4.05% from 4.26% in the same period in 2004. The average yield on interest-earning assets for the three-month period ended September 30, 2005 increased 10.3% or 55 basis points to 5.33% from 5.26% in the same period last year. For the nine-month period ended September 30, 2005, average yield on interest-earning assets increased 6.6% or 35 basis points to 5.68% compared to 5.33% for the same period in 2004. The average yield paid on interest-bearing liabilities for the three-month period ended September 30, 2005 increased 70.4% or 95 basis points to 2.30% compared to 1.35% for the same period in 2004. For the nine-month period ended September 30, 2005, average yield paid on interest-bearing liabilities increased 49.6% or 66 basis points to 1.99% compared to 1.33% for the same period in 2004. The larger increase in average yield paid on interest-bearing liabilities as compared to the increase in the average yield paid on interest-earning assets is attributable to continuing competitive pressures in an increasing interest rate environment coupled with the mix of floating and fixed rate obligations and maturities of fixed rate obligations comprising our interest-earning assets and interest-bearing liabilities. As discussed more fully under the heading "Liquidity Management and Interest Rate Sensitivity", Management monitors and manages the interest rate sensitivity of our assets and liabilities within certain acceptable parameters, but during periods of rising interest rates, our net interest income may be squeezed if we are unable to increase the average yield on our interest-earning assets as quickly as the average yield on interest-bearing liabilities increases. The foregoing factors will likely continue to put pressure on our net-interest margin, and may adversely impact net-interest income, in future time periods.

               AVERAGE INTEREST RATES (ON A TAX EQUIVALENT BASIS)

                                                                    Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                 -----------------------            --------------------
                                                                 2005               2004             2005           2004
                                                                 ----               ----            ------          ----
           YIELD ON
           --------
           Interest-Earning Assets                               5.88%              5.33%             5.68%         5.33%
           Interest Bearing Liabilities                          2.30%              1.35%             1.99%         1.33%
                                                                 ----               ----              ----          ----
           Net Interest Margin                                   3.58%              3.98%             3.69%         4.00%
           Contribution of Interest-Free Funds                   0.42%              0.25%             0.36%         0.26%
                                                                 ----               ----              ----          ----
           Net Yield on Interest-Earning Assets                  4.00%              4.23%             4.05%         4.26%
                                                                 ====               ====              ====          ====

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

         Interest income on Federal Funds sold and other overnight investments for the three and nine-month periods ended September 30, 2005, increased $189 thousand to $272 thousand and $346 thousand, respectively, when compared to the same periods in 2004. For the three-month period, the increase in Federal Funds sold and overnight

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

investments can be attributed to a 36.6% or $8.6 million increase in the average balance of Federal Funds sold and other overnight investments, as well as a 140.1% or 199 basis point increase on the yield earned on these investments. For the nine-month period, the increase in Federal Funds sold and other overnight investments can be attributed to a 24.5% or $2.9 million increase in the average balance of Federal Funds sold and other overnight investments, partially offset by a 147.7% or 189 basis point increase on the yield earned on these investments.

                    INTEREST INCOME ON INVESTMENT SECURITIES

         On a tax equivalent basis, interest income on investment securities decreased 17.7% to $1.1 million for the three-month period ended September 30, 2005, and 15.1% to $3.6 million for the nine-month period ended September 30, 2005, respectively, when compared to the same periods in 2004. The decrease for the three-month period is primarily due to a 18.1% or $23.1 million decrease in average investment balances, partially offset by a 0.5% or 2 basis point increase on rates earned on such investments. The decrease for the nine-month period ended September 30, 2005 is the result of a 14.8% or $19.5 million decrease in average investment balances, and a 0.2% or 1 basis point decrease on rates earned on such investments.

                       INTEREST INCOME ON LOANS AND LEASES

         Interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 21.0% and 22.7% to $10.3 million and $29.0 million for the three and nine-month periods ended September 30, 2005, compared to the same periods in 2004, respectively. The increase in interest income for the three-month period is the direct result of a 10.4% or $62.3 million increase in the average balance of loans and leases and a 9.6% or 55 basis point increase on the rates earned on the portfolio. The increase in interest income for the nine-month period is the direct result of a 16.4% or $90.9 million increase in the average balance of loans and leases and a 5.5% or 31 basis point increase on the rates earned on the portfolio.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

         Interest expense on deposit accounts increased 106.6% and 81.6% for the three and nine-month periods ended September 30, 2005 to $2.9 million and $6.8 million, compared to for the same periods in 2004, respectively. The increase in the three-month period is the direct result of a 90.5% or 95 basis point increase paid on these deposits and a 8.1% or $43.0 million increase in the average balance of interest bearing deposits. The increase in the nine-month period is the direct result of a 12.1% or $58.9 million increase in interest-bearing deposits and a 62.1% or 64 basis point increase paid on these deposits.

             INTEREST EXPENSE ON FHLB ADVANCES AND OTHER BORROWINGS

         Interest expense on borrowings increased $150 thousand to $639 thousand for the three-month period ended September 30, 2005 from $489 thousand for the same period in 2004. The increase is the direct result of a $1.1 million increase in the average balance of such borrowings and a 28.7% or 84 basis point increase in rates paid on these borrowings for the three-month period ending September 30, 2005 when compared to the same period last year. Interest expense on borrowings increased $563 thousand to $1.9 million for the nine-month period ended September 30, 2005 from $1.3 million for the same period in 2004. The increase is a direct result of a $9.5 million or 15.7% increase in the average balance of borrowings and a 23.5% or 68 basis point increase on rates paid on borrowings for the nine-month period ended September 30, 2005.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                   INTEREST EXPENSE ON SUBORDINATED DEBENTURES

         Interest expense on subordinated debentures increased $77 thousand to $264 thousand for the three-month period ended September 30, 2005 from $187 thousand for the same period last year. For the nine-month period ended September 30, 2005, interest expense on subordinated debentures increased $204 thousand to $524 from $728 thousand as compared to the same period last year. The interest expense associated with these subordinated debentures reflects the adjustable interest rate associated with these debentures which is tied to the three-month LIBOR (London Interbank Offered Rate). As interest rates rise, net income will be negatively affected as the interest rate on these subordinated debentures reprice.

                       PROVISION FOR LOAN AND LEASE LOSSES

         During the three and nine-month periods ended September 30, 2005, the Corporation recorded a provision for loan and lease losses of $311 thousand and $1.3 million, respectively, compared to an $454 thousand and a $810 thousand for the same periods in 2004. The allowance for loan losses as a percentage of total loans was 1.28% at September 30, 2005, 1.15% at September 30, 2004 and 1.15% at December 31, 2004, respectively. See the section titled "Allowance For Loan and Lease Losses" for additional discussion.

                               NON-INTEREST INCOME

         Total non-interest income increased 8.9% to $2.3 million for the three-month period ended September 30, 2005 when compared to the same period in 2004. For the nine- month period ended September 30, 2005, total non-interest income decreased 1.2% to $6.7 million when compared to the same period in 2004. The various components of non-interest income are discussed below.

         The largest component of non-interest income is Trust and Investment Services revenue, which increased 1.2% to $844 thousand for the three-month period ended September 30, 2005, when compared to the same periods in 2004. For the nine-month period ended September 30, 2005, Trust and Investment Services income decreased 8.6% or $227 thousand, when compared to the same period last year. The decline is primarily due to lower estate fee income earned in 2005 as compared to 2004.

         Service charges on deposit accounts decreased approximately 11.5% to $483 thousand for the three-months ended September 30, 2005 compared to $546 thousand for the same period in 2004. For the nine-month period ended September 30, 2005, service charges on deposit accounts decreased 9.5% to $1.4 million when compared to the same period in 2004. To remain competitive and increase the core deposit base, the Corporation introduced a "Free Checking" product during the first quarter of this year which contributed to the decrease in service charges and will impact this component of non-interest income as some existing accounts on which we previously collected service charges may move to this new product.

         For the three-month period ended September 30, 2005, investment security gains decreased $19 thousand from a $17 thousand gain to a $2 thousand loss, when compared to the same period in 2004. For the nine-month period ended September 30, 2005, investment security gains decreased $12 thousand from a $70 thousand gain to a $58 thousand gain, when compared to the same period in 2004. The gains in 2004 were realized as a result of normal portfolio management.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

         The Corporation has operating lease agreements with several of our customers; the income on these leases is classified as "Rental Income". Rental income on operating lease agreements for the three-month period ended September 30, 2005 increased 13.2% to $257 thousand from $227 thousand when compared to the same period in 2004. Rental income on operating lease agreements for the nine-month period ended September 30, 2005, increased 19.5% to $729 thousand from $610 thousand when compared to the same period in 2004. See related depreciation expense in the non-interest expense section for more details.

         There were no gains / losses from the sale of premises and OREO for the three-month period ended September 30, 2005, compared to $149 thousand loss in the same period in 2004. For the nine-month period ended September 30, 2005 there was $7 thousand loss on the sale of premises and OREO compared to a $101 thousand loss for the same period in 2004.

         Gains generated on the sale of residential mortgages for the three and nine-month period ended September 30, 2005 increased $25 thousand and $29 thousand from $93 thousand and $283 thousand to $118 thousand and $312 thousand compared to the same period last year, respectively. The increases are primarily due to higher volumes of originations and sales of residential mortgages when compared to the same periods last year.

         Other non-interest income increased $55 thousand or 10.4% to $585 thousand for the three-months ended September 30, 2005 compared to $530 thousand for the same period in 2004. For the nine-month period ended September 30, 2005, other non-interest income increased $99 thousand or 5.9% when compared to the same period in 2004. Other non-interest income includes ATM surcharge revenue, merchant income, safe deposit box income, loan fee income, retail mutual fund income, rental income, management fees, notary fee income, and other miscellaneous income.

                              NON-INTEREST EXPENSE

         Total non-interest expense for the three-month period ended September 30, 2005 decreased 0.72% or $54 thousand when compared to the same period in 2004. Total non-interest expense for the nine-month period ended September 30, 2005 increased 6.8% or $1.5 million when compared to the same period in 2004. The various components of non-interest expense are discussed below.

         Employee salaries and benefits decreased 7.0% or $284 thousand for the three-month period ended September 30, 2005 compared to the same period in 2004. Employee salaries and benefits increased 0.31% or $37 thousand for the nine-month period ended September 30, 2005 when compared to the same period in 2004. In June of 2005, approximately 5% of our workforce was reduced. The severance packages and career transitioning services provided decreased earnings for the nine-month period by approximately $188 thousand.

         Net occupancy, equipment, and data processing expense increased 4.9% and 4.8% to $1.4 million and $4.2 million for the three and nine-month periods ended September 30, 2005, compared to the same periods last year, respectively. The increases can be attributed to the increased infrastructure to build and support new and existing branch sites.

         Depreciation on operating leases increased 13.6% and 19.5% to $226 thousand and $638 thousand for the three and nine-month periods ended September 30, 2005, compared to the same periods last year, respectively. This depreciation expense is the result of operating lease agreements the Corporation has with several customers. The income associated with these operating leases is classified as Rental Income.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

         Professional services expense increased 27.3% and 78.6% to $629 thousand and $2.0 million for the three and nine-month periods ended September 30, 2005 compared to the same periods in 2004, respectively. The increases are the result of increased consultant, accounting, and legal fees. Much of the fees are attributed to the cost of complying with the Sarbanes Oxley Act and other consulting fees for demographic and branch site analyses, benefit plans, and management planning.

         Other non-interest expense increased 4.2% and 6.8% to $1.3 million and $3.9 million for the three and nine-month periods ended September 30, 2005 compared to the same periods last year, respectively. Other non-interest expense includes marketing expenses, annual meeting and reports, trust processing, postage, directors' costs, bank telephone, dues and subscriptions, travel and mileage, operating supplies and adjusted loan costs. Increases in marketing expenses from the introduction of a new corporate mark tag-line, and advertising campaign were the largest components of the increases in non-interest expense for both periods. It is expected that this marketing expense will continue to increase as more parts of the campaign are rolled out and expanded.

         In the fourth quarter of 2004, the Corporation opened a temporary modular facility in the Oxford area. This facility is equipped to meet all of our customer's needs and will be replaced by a newly designed full service branch in the fourth quarter of 2005 or early first quarter 2006. The Corporation anticipates an increase in deposit base as we open new branches. This and other new branch sites will have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by an increase in net interest and fee income generated by business in the new marketing areas.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                               2005                                     2004
                                                     --------------------------------          -------------------------------
                                                       Daily                                     Daily
                                                      Average                                   Average
                                                      Balance      Interest     Rate            Balance      Interest    Rate
                                                      -------      --------     ----            -------      --------    ----
ASSETS
Federal funds sold and other overnight investments    $ 31,948      $   272     3.41%          $ 23,388       $   83     1.42%
Interest bearing deposits in banks                         559            1     0.72%               300            -        -
Investment securities

    Taxable                                             88,810          956     4.31%           103,303        1,089     4.22%
    Tax-exempt (1)                                      15,247          152     3.98%            23,805          258     4.34%
                                                       -------       ------                     -------        -----
        Total investment securities                    104,057        1,108     4.26%           127,108        1,347     4.24%
                                                       -------       ------                     -------        -----
Loans (2)
    Taxable                                            644,016       10,095     6.27%           585,881        8,374     5.72%
    Tax-exempt (1)                                      15,474          236     6.10%            11,285          167     5.93%
                                                       -------       ------                     -------        -----
        Total loans                                    659,490       10,331     6.27%           597,166        8,541     5.72%
                                                       -------       ------                     -------        -----
        Total interest-earning assets                  796,054       11,712     5.88%           747,962        9,972     5.33%
Non-interest earning assets
    Allowance for possible loan losses                  (8,178)                                  (6,877)
    Cash and due from banks                             31,526                                   26,463
    Other assets                                        23,190                                   23,878
                                                       -------                                  -------
        Total assets                                  $842,592                                 $791,426
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $371,045       $1,179     1.27%          $415,526       $  710     0.68%
Certificates of deposits and other time                199,375        1,674     3.36%           112,284          671     2.39%
                                                       -------        -----                     -------        -----
   Total interest bearing deposits                     570,780        2,853     2.00%           527,810        1,381     1.05%
Junior subordinated debt                                15,465          264     6.83%            15,465          187     4.84%
Federal Home Loan Bank advances and
      other borrowings                                  67,804          639     3.77%            66,713          489     2.93%
                                                       -------        -----                     -------        -----

   Total interest bearing liabilities                  654,049        3,756     2.30%           609,988        2,057     1.35%
                                                       -------        -----                     -------        -----
Non-interest bearing liabilities
    Non-interest bearing demand deposits               126,717                                  124,024
    Other liabilities                                    5,949                                    4,651
                                                       -------                                  -------
        Total liabilities                              785,715                                  738,663
Stockholders' equity                                    56,877                                   52,763
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $842,592                                 $791,426
                                                       =======                                  =======
Net interest income                                                  $7,956                                   $7,915
                                                                      =====                                    =====
Net yield on interest earning assets                                            4.00%                                    4.23%
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                             2005                                     2004
                                                     --------------------------------         --------------------------------
                                                        Daily                                    Daily
                                                       Average                                  Average
                                                       Balance     Interest      Rate           Balance     Interest      Rate
                                                       -------     --------      ----           -------     --------      ----
ASSETS
Federal funds sold and other overnight investments    $ 14,554      $   346      3.17%         $ 11,692      $   112     1.28%
Interest bearing deposits in banks                         641            4      0.83%              478            1     0.28%
Investment securities
Taxable                                                 93,058        2,927      4.19%          107,360        3,357     4.17%
    Tax-exempt (1)                                      19,128          623      4.34%           24,345          822     4.50%
                                                       -------       ------                     -------       ------
        Total investment securities                    112,186        3,550      4.22%          131,705        4,179     4.23%
                                                       -------       ------                     -------       ------
Loans (2)
    Taxable                                            632,181       28,377      5.98%          545,795       23,234     5.68%
    Tax-exempt (1)                                      14,129          657      6.20%            9,641          425     5.87%
                                                       -------       ------                     -------       ------
        Total loans                                    646,310       29,034      5.99%          555,436       23,659     5.68%
                                                       -------       ------                     -------       ------
        Total interest-earning assets                  773,691       32,934      5.68%          699,311       27,950     5.33%
Non-interest earning assets
    Allowance for possible loan losses                  (7,732)                                  (6,333)
    Cash and due from banks                             26,635                                   23,608
    Other assets                                        23,168                                   23,147
                                                       -------                                  -------
        Total assets                                  $815,762                                 $739,733
                                                       =======                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOWS & money market deposits                 $392,135      $ 3,356      1.14%         $375,414        1,724     0.61%
Certificates of deposits and other time                153,531        3,465      3.01%          111,350        2,033     2.43%
                                                       -------       ------                     -------       ------
Total interest bearing deposits                        545,666        6,821      1.67%          486,764        3,757     1.03%
Junior subordinated debt                                15,465          728      6.28%           15,465          524     4.52%
Federal Home Loan Bank advances and
     other borrowings                                   69,724        1,873      3.58%           60,270        1,310     2.90%
                                                       -------       ------                     -------       ------
   Total interest bearing liabilities                  630,855        9,422      1.99%          562,499        5,591     1.33%
                                                       -------       ------                     -------       ------
Non-interest bearing liabilities
    Non-interest bearing demand deposits               123,430                                  120,404
    Other liabilities                                    5,198                                    4,114
                                                       -------                                  -------
        Total liabilities                              759,483                                  687,017
Stockholders' equity                                    56,279                                   52,716
                                                       -------                                  -------
        Total liabilities and stockholders' equity    $815,762                                 $739,733
                                                       =======                                  =======
Net interest income                                                 $23,512                                  $22,359
                                                                     ======                                   ======
Net yield on interest earning assets                                             4.05%                                   4.26%
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                             FDIC INSURANCE PREMIUMS

         Federal law currently requires that the FDIC increase assessment rates if the reserve ratio of the FDIC's Bank Insurance Fund (BIF) were to fall below 1.25%. Such increased assessments would be required to be designed to restore the BIF reserve ratio to at least 1.25% within twelve months. At present, Management cannot be sure whether the BIF reserve ratio will be above or below the minimum required level or whether Congress will enact legislation that would change the requirement that the FDIC increase assessment rates. Management also cannot predict at this time what the Bank's assessment for FDIC insurance premiums would be if the FDIC is required to increase assessment rates in 2006, because that would be a function of the FDIC's analysis of what level of fees would be necessary to bring the BIF into compliance.

                                  INCOME TAXES

         Income tax expense for the three and nine-month periods ended September 30, 2005 was $554 thousand and $1.4 million, compared to $525 thousand and $1.8 million in the same periods last year. This represents effective tax rates of 23.1% for the three-month period and 26.1% for the nine-month period ended September 30, 2005. The effective tax rate for the three and nine-month periods ended September 30, 2004 were 26.9% and 29.0%, respectively.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                DEPOSIT ANALYSIS

(Dollars in thousands)                        September 30, 2005           December 31, 2004
                                     ---------------------------       --------------------------
                                      Average         Effective         Average         Effective     Dollar      Percentage
DEPOSIT TYPE                          Balance            Yield          Balance           Yield      Variance      Variance
------------                          -------         ----------       ---------        ---------    --------     ----------

NOW Accounts                         $151,754            1.01%          $129,569          0.51%      $ 22,185        17.12%
Money Market                           28,572            1.22%            26,255          0.51%         2,317         8.82%
Statement Savings                      61,891            0.74%            65,682          0.56%        (3,791)      (5.77)%
Other Savings                           1,329            0.50%             1,370          0.51%           (41)      (2.99)%
CD's Less than $100,000               104,122            2.94%            85,873          2.46%        18,249        21.25%
                                      -------                            -------                      -------

Total Core Deposits                   347,668            1.56%           308,749          1.06%        38,919        12.61%

Non-Interest Bearing
Demand Deposit Accounts               115,702              --            125,074            --         (9,372)      (7.49)%
                                      -------                            -------                      -------

Total Core and Non-Interest
  Bearing Deposits                    463,370            1.17%           433,823          0.75%        29,547         6.81%
                                      -------                            -------                      -------

Tiered Savings                        148,589            1.43%           168,180          0.86%       (19,591)     (11.65)%
CD's Greater than $100,000             49,409            3.17%            25,966          2.28%        23,443        90.28%
                                      -------                            -------                      -------

Total Deposits                       $661,368            1.38%          $627,969          0.84%      $ 33,399         5.32%
                                      -------                            -------                      -------

         The Bank, as a member of the FHLB, maintains several credit facilities. During the three and nine-month periods ending September 30, 2005, average FHLB advances were approximately $67.8 million and $69.7 million, respectively, and consisted of term advances representing a combination of maturities in each period. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $190.6 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock. FHLB advances increased significantly during the first and second quarter of 2005 as they were used to supplement deposit growth to support strong loan growth.

         The goal of interest rate sensitivity management is to avoid widely fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $217.1 million or 25.9% of total assets at September 30, 2005 compared with a negative $117.6 million or 14.2% of total assets at September 30, 2004. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income and net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors and manages interest rate risk as a regular part of corporate operations with the intention of maintaining a net interest margin within an acceptable range.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 2005

(Dollars in thousands)
                                                                    One              Over
                                                   Within        through             five          Non-rate
                                                  one year      five years           years         sensitive         Total
                                                ------------    -----------       ------------     ----------       -------

ASSETS
    Federal Funds and other overnight
       investments sold                        $     25,600     $        --       $        --      $        --     $   25,600
    Investment securities                            24,833          52,360            23,878               --        101,071
    Interest bearing deposits in banks                  353              --                --               --            353
    Loans and leases                                257,675         294,012           113,044           (8,488)       656,243
    Cash and due from banks                              --              --                --           30,810         30,810
    Premises & equipment                                 --              --                --           13,797         13,797
    Other assets                                         --              --                --            9,347          9,347
                                                -----------      ----------        ----------       ----------      ---------
       Total assets                            $    308,461     $   346,372       $   136,922      $    45,466     $  837,221
                                                ===========      ==========        ==========       ==========      =========

LIABILITIES AND CAPITAL
    Interest bearing deposits                  $    496,369     $    51,795       $    13,343      $        --     $  561,507
    Non-interest bearing deposit                         --              --                --          127,752        127,752
    FHLB advances and other
       borrowings                                    13,524          53,966             2,445               --         69,935
    Junior Subordinated Debt                         15,465              --                --               --         15,465
    Other liabilities                                   228              --             5,312               --          5,540
    Capital                                             --               --                --           57,022         57,022
                                                -----------      ----------        ----------       ----------      ---------
       Total liabilities & capital             $    525,586     $   105,761       $    21,100      $   184,774     $  837,221
                                                ===========      ==========        ==========       ==========      =========
    Net interest rate
      sensitivity gap                          $  (217,125)     $   240,611       $   115,822      $  (139,308)    $       --
                                                ==========       ==========        ==========       ==========      =========
    Cumulative interest rate
      sensitivity gap                          $  (217,125)     $    23,486       $   139,308      $        --     $       --
                                                ==========       ==========        ==========       ==========      =========
    Cumulative interest rate
      sensitivity gap divided
      by total assets                               (25.9%)            2.8%             16.6%
                                                ===========      ==========        ==========


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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

              ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                         Three Months                       Nine Months
                                                                             Ended                             Ended
                                                                         September 30,                      September 30,
                                                                  --------------------------       --------------------------
(Dollars in thousands)                                                 2005           2004             2005            2004
                                                                       ----           ----             ----            ----

Balance at beginning of period                                      $  8,004        $  6,626         $  7,213        $  5,864
                                                                     -------         -------          -------         -------

Provision charged to operating expense                                   311             454            1,322             810
                                                                     -------         -------          -------         -------

    Recoveries of loans previously charged-off                           225             127              396           1,024
    Loans charged-off                                                    (52)           (283)            (443)           (774)
                                                                     -------         -------          -------         -------

Net recoveries (loans charged-off)                                       173            (156)             (47)            250
                                                                     -------         -------          -------         -------

Balance at end of period                                            $  8,488        $  6,924         $  8,488        $  6,924
                                                                     =======         =======          =======         =======
Period-end loans outstanding                                        $664,731        $603,865         $664,731        $603,865
Average loans outstanding                                           $651,358        $597,166         $646,310        $555,436
Allowance for loan losses as a
    percentage of period-end loans outstanding                         1.28%           1.15%            1.28%           1.15%

Net charge-offs (recoveries) to average loans
    outstanding                                                      (0.03%)           0.03%            0.01%         (0.05%)

         Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing assets are primarily collateralized by real estate and are in the process of collection. Non-performing assets were $8.2 million, $8.6 million, and $3.0 million as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

                                                                                       September 30,                December 31,
                                                                              -----------------------------         ------------

(Dollars in thousands)                                                          2005                  2004              2004
                                                                              --------              --------           ------


Past due over 90 days and still accruing                                      $     --              $     69          $    --

Non-accrual loans                                                                8,204                 1,542            7,877
                                                                                ------               -------           ------

Total non-performing loans                                                       8,204                 1,661            7,877

Other real estate owned                                                             --                 1,365              757
                                                                                ------               -------           ------

Total non-performing assets                                                   $  8,204              $  3,026          $ 8,634
                                                                               =======               =======           ======

Non-performing loans as a percentage of period end loans                         1.23%                 0.28%            1.27%

Allowance for loan losses as a
   percentage of non-performing loans                                          103.46%               416.86%           91.57%

Non-performing assets as a percentage of
   total loans and other real estate owned                                       1.23%                 0.50%            1.40%

Allowance for possible loan losses as a percentage
   of non-performing assets                                                    103.46%               228.82%           83.54%

         The allowance for loan losses as a percentage of non-performing loans ratio indicates that the allowance for loan losses is sufficient to cover the principal of all non-performing loans at September 30, 2005. Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Corporation acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals.

                                 LOAN IMPAIRMENT

         The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         The Corporation examines commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $8.2 million, $7.9 million, and $1.5 million at September 30, 2005, December 31, 2004, and September 30, 2004 respectively. The associated allowance for impaired loans was $6 thousand, $231 thousand and $149 thousand at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

         For the three and nine-month periods ended September 30, 2005, activity in the allowance for impaired loan losses include a provision of $6 thousand and $343 thousand, charge offs of $0 thousand and $119 thousand, recoveries of $0 and $0 respectively. Contractual interest amounted to $166 thousand for the three-months ended September 30, 2005 and $482 thousand for the nine-months ended September 30, 2005. Cash collected on loans for the three and nine-month periods ended September 30, 2005 was $1.5 million and $1.9 million, respectively, all of which was applied to principal.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

         For the three and nine-month periods ended September 30, 2004, activity in the allowance for impaired loan losses include a provision of $0 and $43 thousand, charge offs of $40 thousand and $65 thousand, respectively, and recoveries of $0 and $0, respectively. Contractual interest amounted to $33 thousand for the three-months ended September 30, 2004 and $126 thousand for the nine-months ended September 30, 2004. Cash collected on loans for the three and nine-month periods ended September 30, 2004 was $47 thousand and $910 thousand, respectively. The amount applied to principal was $47 thousand and $883 thousand for the three and nine-month periods ended September 30, 2004, and $0 and $27 thousand was applied to interest, respectively.

                                CAPITAL ADEQUACY

         The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2005, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. The Corporation's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

         The decrease in the Corporation's capital ratio from December 31, 2004 to September 30, 2005 is due to a variety of factors including unrealized losses on securities held for sale and increased liabilities to support our asset growth.


                                                 September 30,                  December 31,
RISK-BASED                                -------------------------             ------------           "Well Capitalized"
CAPITAL RATIOS                             2005               2004                  2004                  Requirements
--------------                             ----               ----                  ----               ------------------

    Corporation
    -----------

Leverage Ratio                             8.64%              8.26%                 8.62%                      N/A
Tier I Capital Ratio                      10.68%             10.19%                10.80%                      N/A
Total Risk-Based Capital Ratio            11.76%             11.19%                11.91%                      N/A

       Bank
       ----

Leverage Ratio                             8.06%              8.18%                 8.11%                    5.00%
Tier I Capital Ratio                       9.75%             10.08%                10.16%                    6.00%
Total Risk-Based Capital Ratio            10.97%             11.16%                11.26%                   10.00%

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report of the Corporation, filed as an exhibit to its Form 10-K for the fiscal year ended December 31, 2004 with the SEC via EDGAR. Please refer to the
"Management's Discussion and Analysis" section on pages 18-30 of the Corporation's 2004 Annual Report for additional information.

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

As required by Rule 13a-15(b), the Corporation's management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the disclosure controls and procedures met their objectives as of the end of the period covered by this Report.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
             -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                          Total Number     Average     Total Number of Shares      Maximum Number (or Approximate
            Period                         of Shares      Price Paid  (or Units) Purchased as     Dollar Value) of Shares (or Units)
                                           (or Units)     per Share  Part of Publicly Announced      that May Yet Be Purchased
                                           Purchased      (or Unit)      Plans or Programs          Under the Plans or Programs
                                          ------------    ---------  --------------------------   ----------------------------------

    July 1 to July 30, 2005                   --             --                --                           $6,298,873

    August 1 to August 31, 2005               --             --                --                           $6,298,873

    September 1 to September 30, 2005         --             --                --                           $6,298,873

    Total                                     --             --                --                           $6,298,873


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

             None

Item 4.      Submission of Matters to Vote of Security Holders
             -------------------------------------------------

             None

Item 5.      Other Information
             -----------------

             None

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6.      Exhibits
             --------

             3(i).* Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein by reference to
Exhibit 3(i) to the Corporation's Quarterly Report on 10-Q for the year ended March 31, 2004.

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

* Indicates document previously filed

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION





November 9, 2005                    /s/ John A. Featherman III
                                    ---------------------------
                                    John A. Featherman III
                                    Chief Executive Officer





November 9, 2005                    /s/ John Balzarini
                                    ---------------------------
                                    John Balzarini
                                    Treasurer and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                  Exhibit Index
                                  -------------

             3(i).* Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein by reference to
Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the year ended March 31, 2005.

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


* Indicates document previously filed