Form 10-K
period 2005-12-31
FIRST CHESTER COUNTY CORP
filed 2006-03-16
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005, OR

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

              9 North High Street, West Chester, Pennsylvania 19380
                    (Address of principal executive offices)
        Registrant's telephone number, including area code (484) 881-4000

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( __ )

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $ 99,791,107.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer X
Non-accelerated filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

The number of shares outstanding of Common Stock of the Registrant as of February 17, 2006, was 5,132,224.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2005, are incorporated by reference into
Part III.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                          PAGE


PART I:           Item 1 -   Business                                                                        4
                  Item 1A -  Risk Factors                                                                   10
                  Item 1B -  Unresolved Staff Comments                                                      12
                  Item 2 -   Properties                                                                12 - 14
                  Item 3 -   Legal Proceedings                                                              14
                  Item 4 -   Submission of Matters to a Vote of Security Holders                            14


PART II:          Item 5 -   Market for the Corporation's Common Equity, Related
                             Stockholder Matters and Issuer Purchases of Equity Securities             14 - 15
                  Item 6 -   Selected Financial Data                                                        16
                  Item 7 -   Management's Discussion and Analysis of Financial
                             Condition and Results of Operation                                        17 - 36
                  Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                36 - 38
                  Item 8 -   Financial Statements and Supplementary Data                               39 - 68
                  Item 9 -   Changes In and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                            69
                  Item 9A -  Controls and Procedures                                                        69
                  Item 9B -  Other Information                                                              69

PART III:         Item 10 -  Directors and Executive Officers of the Corporation                            70
                  Item 11 -  Executive Compensation                                                         70
                  Item 12 -  Security Ownership of Certain Beneficial Owners                                70
                             and Management and Related Stockholder Matters
                  Item 13 -  Certain Relationships and Related Transactions                                 71
                  Item 14 -  Principal Accountant Fees and Services                                         71


PART IV:          Item 15 -  Exhibits, Financial Statement Schedules                                   71 - 76


SIGNATURES                                                                                             71 - 76

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                     PART I

Item 1.  Business.
------   --------

     First Chester County Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from the Corporation's historic results. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward-looking statements made in this Report, or presented elsewhere by Management from time to time, or from the Corporation's historic results.

     Many of these risks and uncertainties are discussed in Item 1A, "Risk Factors", in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. We are not obligated to update our forward-looking statements, even though our situation may change in the future.

GENERAL

     The Corporation is a Pennsylvania corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business based in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1994, and Turks Head II LLC, which was formed in 2003, each of which serves the purpose of holding the Bank's interests in and operating foreclosed real property until liquidation of such properties. First Chester County Capital Trust I, which was formed on July 11, 2002, and First Chester County Capital Trust II, which was formed on November 13, 2003, are special purpose statutory trusts created expressly for the issuance of preferred capital securities and investing proceeds in junior subordinated debentures of the Corporation. The Bank has two other wholly-owned subsidiaries, FNB Insurance Services, LLC, trading as First National Wealth Advisory Services, and FNB Properties, LLC. First National Wealth Advisory Services offers insurance, full-service brokerage, financial planning and mutual fund services. FNB Properties, LLC acts as property manager for the properties where the Bank's Lionville and New Garden branches are located. On August 5, 2001, the Corporation became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

     The Corporation's filings with the SEC including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, and amendments to these reports, are accessible free of charge at our website at http://www.fnbchestercounty.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this Report.

     The SEC maintains a website at http:///www.sec.gov that contains reports, proxy and information statements, and other information free of charge regarding issuers, including the Corporation, that file electronically with the SEC.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

BUSINESS OF THE BANK

     The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through twenty banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates 25 ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2005, the Bank had total assets of approximately $845 million, total loans of approximately $664 million, total deposits of approximately $696 million and employed 232 persons, of which 218 were full-time and 14 were part-time.


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

     The Bank's Trust and Investment Services Division (the "TIS Division") provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2005, the Bank's Trust and Investment Services Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $561 million. For the year ended December 31, 2005, gross income from the Bank's Trust and Investment Services Department and related activities amounted to approximately $3.4 million.

     In addition to retail and commercial banking and trust services, the Bank offers an array of investment opportunities including mutual funds, annuities, retirement planning, education planning and insurance through the Wealth Advisory Services Division.

COMPETITION

     The Bank's service area consists primarily of greater Chester County, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions, Internet banks and other non-bank financial organizations such as mutual fund companies, brokerage firms, and the financing arms of corporate conglomerates. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in the Bank's market, which are substantially larger and have greater financial resources than the Bank.

     The Bank's TIS Division competes with a variety of companies including private trust companies, banks with trust departments, private money managers, brokerage firms, mutual fund companies, attorneys, accountants and insurance companies.

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

SUPERVISION AND REGULATION

General

     The Corporation is a bank holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and secondary regulation by the Federal Deposit Insurance Corporation (the "FDIC"). The OCC must approve bank mergers, if the surviving bank would be a national bank, as well as the establishment of new branches. Federal and state laws impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, and restrictions on the ability to acquire deposits under certain circumstances. The Bank must also comply with various consumer laws and regulations. Certain aspects of the Bank's operation are also subject to state laws. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Corporation and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation and the Bank and is subject to and qualified by reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on the Corporation's business.

Bank Holding Company Act

     The Corporation is required to file with the Federal Reserve Board an annual report, other periodic reports, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve Board considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions. For a description of certain applicable guidelines, see this Item "Capital," Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Adequacy," and Part II, Item 8, "Note I -- Regulatory Matters" in the consolidated financial statements.

The Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2005. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial compliance." The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received an outstanding rating at its last regulatory examination in May 2005.

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

     The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2005, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $10.0 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2006, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

extent that retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law). Dividends declared and paid in 2005 were $2.7 million.

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

     A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a Risk-Based Capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a Total Risk-Based Capital ratio of at least 10%, a Tier I Capital ratio of at least 6% and a Leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2005 and 2004, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

Deposit Insurance Assessments

     The Bank is subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or
C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF member institution is assigned an annual

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

FDIC assessment rate per $100 of insured deposits varying between 0.00% per annum (for well capitalized Subgroup A institutions) and 0.27% per annum (for undercapitalized Subgroup C institutions). As of January 1, 2001, well capitalized Subgroup A institutions paid 0.00%. The Bank's Subgroup for 2005 was A.

     In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for both the fourth quarter 2005 and the first quarter of 2006 were $0 per $100 of BIF assessable deposits. FDIC deposit insurance expense was $91,000, $86,000 and $88,000 for the years 2005, 2004, and 2003.

Financial Services Modernization Act of 1999

     On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "Act") which became effective in 2000. Among the Act's various provisions are some changes governing the operations of companies doing business in the financial services industry. The Act eliminates many of the restrictions previously placed on the activities of banks and bank holding companies, and through the creation of two new designations, financial holding companies and financial subsidiaries, bank holding companies and national banks may participate in a wider array of financial services and products (referred to as "financial activities" in the Act), including services and products that had been reserved only for insurance companies and securities firms. In addition, a bank holding company can now affiliate with an insurance company and a securities firm.

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

     The Corporation currently meets the qualifications set forth under the Act to be a financial holding company, and the Bank, as a national bank, is authorized by the Act to use "financial subsidiaries" to engage in financial activities, subject to the limitations imposed by the Act. During 2000, First National Wealth Advisory Services was formed as a wholly-owned subsidiary of the Bank for the purpose of offering insurance, full service brokerage, financial planning and mutual fund services. First National Wealth Advisory Services has elected to become a financial subsidiary under the Act.

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

     In addition, as described above, under the BHC Act, the Federal Reserve Board must give its prior approval of any transaction pursuant to which any person or persons may acquire 25 percent (five percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as the Corporation, or otherwise obtaining control or a "controlling influence" over that bank holding company. See this Item, "Bank Holding Company Act".

The USA Patriot Act

     The  Uniting  and  Strengthening  America by  Providing  Appropriate  Tools
Required to Intercept and Obstruct Terrorism of 2002 (the "USA Patriot Act") gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Through amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement agencies. Among other requirements, the USA Patriot Act requires

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

banks to establish anti-money laundering policies, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations and due diligence standards with respect to correspondent accounts of foreign banks. Congress is currently considering some changes to the USA Patriot Act, however, these changes will generally not affect the provisions pertaining to commercial banking activities. Compliance with these new requirements has not had a material effect on the Corporation's operations.

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 1A.  RISK FACTORS

     The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations, and financial condition could likely suffer, and the price of our stock would be negatively affected. Unless the context requires otherwise, references to "we," "us," or "our" in this "Risk Factors" section are intended to mean First Chester County Corporation, First National Bank of Chester County and its other wholly-owned subsidiaries, collectively.

     Adverse changes in the economic conditions in our market area could materially and negatively affect our business.

     Substantially all of our business is with consumers and small to mid-sized companies located within Chester and Delaware Counties, Pennsylvania. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national, regional or local concerns, including an economic slowdown in southeastern Pennsylvania, could result in the following consequences, any of which could materially harm our business and operating results:

     o customer's credit quality may deteriorate;
     o loan delinquencies and losses may increase;
     o problem assets and foreclosures may increase;
     o need to increase our  allowance for losses,  thus reducing net income;
     o more non-accrual loans may reduce net income;
     o demand for our products and services may decrease;
     o competition for low cost or non-interest  bearing  deposits may increase;
       and
     o collateral securing loans may decline in value.

Competitive pressures from banks, financial services companies and other companies offering banking services could negatively impact our business.

     We conduct banking operations primarily in southeastern Pennsylvania. Increased competition in our market area may result in reduced loans and deposits, a decline in loan growth and/or loan margins, high customer turnover, and lower interest rate margins. We may not be able to compete successfully against current and future competitors. Many competitors in our market area, including national banks, regional banks and other community banks, offer the same banking services as we offer. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. These competitors often have greater resources than we do, affording them competitive advantages, including the ability to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Changes in interest rates could reduce our net interest margin and net interest income.

     Our income and cash flows and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve and the Office of Comptroller of Currency. Changes in monetary policy, including changes in interest rates, will influence the origination and market value of loans and investment securities and the amounts paid on deposits. If we are unable to timely adjust our interest rates on our loans and deposits in response to any such changes in monetary policy, our earnings could be adversely affected. If the rate of interest we pay on our deposits, borrowings, and other interest-bearing liabilities increases faster than the rate of interest we earn on our loans, investments and other interest-earning assets, our net interest income, and therefore our earnings will decrease. Conversely, our earnings could also be adversely affected if the interest rates on our loans or other investments decline more quickly than those on our deposits and other borrowings.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Significant increases in interest rates may affect customer loan demand and payment habits.

     Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact our ability to generate new variable interest rate loans. An increase in market interest rates may also adversely affect the ability of adjustable rate borrowers to meet repayment obligations, thereby causing non-performing loans and loan charge-offs to increase.

We may experience lower net interest income if our loan growth exceeds that of deposit growth requiring us to obtain other sources of funds at higher costs.

     Our growth strategy depends upon generating an increasing level of loans while maintaining a low level of loan losses. As our loans grow, it is necessary for the deposits to grow at a comparable pace in order to avoid the need for us to obtain other sources of loan funds at higher costs. If our loan growth exceeds the deposit growth, we may have to obtain other sources of funds at higher costs, thus reducing our net interest income.

If our allowance for loan losses is not adequate to cover actual loan losses, our earnings may decline.

     We maintain an allowance for loan losses to provide for loan defaults and non- performance by borrowers of their obligations. Our allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of risks in the current portfolio. However, these losses may exceed our current estimates. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans and leases. Federal regulatory agencies review our loans and allowance for loan losses and may require us to increase our allowance. While we believe that our allowance for loan losses is adequate to cover our anticipated losses, we cannot assure that we will not further increase the allowance for loan losses or that regulators will not require us to increase the allowance. Either of these occurrences could materially affect our earnings.

Adverse changes in the market value of securities and investments that we manage for others may negatively impact the growth level of our non-interest income.

     We provide a broad range of trust and  investment  management  services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. Fees for such services are typically based upon a percentage of the market value of such funds under management. The market value of such securities and investments may decline for a variety of factors, many of which are outside our control. Any such adverse changes in the market value of the securities and investments could negatively impact our non-interest income generated from providing these services.

Our branch locations may be negatively affected by changes in regional and local demographics.

     We have strategically selected locations for our branches based upon regional and local demographics. Any unanticipated changes in such demographics may impact our ability to reach or maintain profitability at our branch locations. Changes in regional and local demographics may also affect the relative benefits of certain branch locations and Management may be required to reduce the number and/or locations of our branches, which may result in unanticipated expenses.

Changes in the regulatory environment may adversely affect our business.

     The banking industry is highly regulated and we are subject to extensive state and federal regulation, supervision, and legislation. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the Offices of the Comptroller of the Currency, and the Securities and Exchange Commission and the FDIC. Laws restricting our activities include, but are not limited to, the Gramm-Leach-Blilely Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Bank Holding Company Act, the Community Reinvestment Act, the USA Patriot Act and the Real Estate Settlement Procedures Act. These laws may change from time to time, and new laws may be enacted, any of which may limit our ability to offer new products and services, obtain financing, attract deposits, and originate loans. Any changes to these laws may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, FDIC assessments, and operating expenses, thus negatively affecting our results of operations and financial condition.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Technology costs, new product development, and marketing costs may exceed our expectations and negatively impact our profitability.

     The financial services industry is constantly undergoing technological changes in the types of products and services provided to customers to enhance customer convenience. Our future success will depend upon our ability to address the changing technological needs of our customers. We have invested a substantial amount of resources to update our technology. Our investment in such technology seeks to increase overall efficiency and improve accessibility to customers. We are also investing in the expansion of bank branches, improvement of operating systems, and the development of new marketing initiatives. The benefits of such investments may not be achieved as quickly as anticipated, or at all. The costs of implementing technological changes, new product development, and marketing costs may exceed our expectations and negatively impact our results of operations and profitability.

Changes to financial accounting standards may affect our reported results of operations.

     We prepare our financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). GAAP is subject to the rules and interpretations of the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, SFAS No. 123(R) requires that employee stock option plan shares be treated as a compensation expense which would reduce reported net income and earnings per share. We have not yet determined the impact of applying the various provisions of SFAS No. 123(R).

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

     If we fail to maintain an effective system of internal controls, fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting, or fail to prevent fraud, our shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our Common Stock.

Item 1B.  Unresolved Staff Comments.
-------- --------------------------

     None.

Item 2. Properties.
------- -----------

     The Bank owns eleven properties which are not subject to any mortgages. In addition, the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kendal at Longwood, Crosslands, Lima Estates, Granite Farms Estates, Hershey's Mill, Coatesville, Bradford Plaza, Freedom Village, and Oxford offices. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank, and other properties owned or leased by the Bank and the Corporation which may serve as future sites for branch offices. Management is currently evaluating all of its properties for future use.

Current                                                                                               Date
Banking                                                                                             Acquired
Offices / Use                                         Address                                      or Opened
-------------                                         -------                                      ---------
Main Office / Branch                              9 North High Street                            December 1863
and Corporate                                     West Chester, Pennsylvania
Headquarters

Market Street / Branch                            17 East Market Street                          February 1978
                                                  West Chester, Pennsylvania

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

Goshen / Branch                                   311 North Five Points Road                     September 1956
                                                  West Goshen, Pennsylvania

Kennett Square / Branch                           126 West Cypress Street                        February 1987
                                                  Kennett Square, Pennsylvania

Exton / Branch                                    Route 100 and Boot Road                        August 1995
                                                  West Chester, Pennsylvania

Frazer / Branch                                   309 Lancaster Avenue                           August 1999
                                                  Frazer, Pennsylvania

Swope Building / Office Space                     High & Market Streets                          July 1995
                                                  West Chester, Pennsylvania

Kendal at Longwood / Branch                       1109 E. Baltimore Pike                         December 1999
                                                  Kennett Square, Pennsylvania

Crosslands / Branch                               1660 E. Street Road                            December 1999
                                                  Kennett Square, Pennsylvania

Lima Estates / Branch                             411 North Middletown Road                      December 1999
                                                  Media, Pennsylvania

Granite Farms Estates / Branch                    1343 West Baltimore Pike                       December 1999
                                                  Wawa, Pennsylvania

Lionville / Branch                                Route 113 & Sheree Boulevard                   December 2000
                                                  Uwchlan Township, Pennsylvania

New Garden / Branch                               741 West Cypress Street                        August 2001
                                                  Kennett Square, Pennsylvania

Hershey's Mill / Branch                           1371 Boot Road                                 December 2001
                                                  West Chester, Pennsylvania

Coatesville / Branch                              258A East Lincoln Highway                      June 2003
                                                  Coatesville, PA 19320

Bradford Plaza / Branch                           700 Downingtown Pike                           September 2003
                                                  West Chester, PA 19380

Freedom Village / Branch                          15 Freedom Village Blvd.                       July 2004
                                                  West Brandywine, PA 19320

Oxford / Branch                                   275 Limestone Road                             December 2004
                                                  Oxford, PA 19363

Wellington / Branch                               1361 Boot Road                                 November 2005
                                                  West Chester, PA 19380

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Other                                                                                            Date Acquired
Properties / Use                                      Address                                      or Opened
----------------                                      -------                                      ---------

Operations                                        202 Carter Drive                               July 1988
Center / Operations                               West Chester, Pennsylvania

Matlack Street /                                  887 South Matlack Street                       September 1999
Operations                                        West Chester, Pennsylvania

Paoli Pike / Parking                              1104 Paoli Pike                                July 1963
                                                  West Chester, Pennsylvania

Item 3.  Legal Proceedings.
-------  ------------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or any of its subsidiaries, is a party or of which any of their respective property is the subject. The Corporation and the Bank are not parties to any legal proceedings under federal and state environmental laws.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         None.

                                     PART II

Item 5. Market for the Corporation's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

     The Corporation's Common Stock is publicly traded over the counter under the symbol "FCEC". Information regarding high and low bid quotations is set forth in Part II, Item 7 on page 35 of this Report. As of January 31, 2006, there were approximately 986 shareholders of record of the Corporation's Common Stock. The closing stock price as of January 31, 2006 was $19.75.

     The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 2005 and 2004, as set forth in the following table:

                                                                  Dividends
                                                             Amount Per Share
                                                              2005          2004
                                                              ----          ----

First Quarter.............................................$  0.1295    $  0.1250
Second Quarter............................................   0.1300       0.1250
Third Quarter.............................................   0.1300       0.1250
Fourth Quarter............................................   0.1350       0.1295
                                                           --------     --------
  Total...................................................$  0.5245    $  0.5045
                                                           ========     ========

     All per share data has been adjusted for a 10% stock dividend declared April 19, 2005.

     The holders of the Corporation's Common Stock are entitled to receive such dividends as may be legally declared by the Corporation's Board of Directors. The amount, time, and payment of future dividends, however, will depend on the earnings and financial condition of the Corporation, government policies and other factors.

     The following chart shows the purchases of the Corporation's Common Stock during the fourth quarter of 2005:

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                                (a)          (b)             (c)                           (d)
                                           Total Number    Average    Total Number of Shares      Maximum Number (or Approximate
                  Period                   of Shares (or  Price Paid  (or Units) Purchased as     Dollar Value) of Shares (or
                                               Units)     per Share   Part of Publicly Announced  Units) that May Yet Be Purchased
                                             Purchased    (or Unit)      Plans or Programs          Under the Plans or Programs

    October 1 to October 31, 2005             --             --                --                      $6,298,873

    November 1 to November 30,                --             --                --                      $10,000,000
    2005

    December 1 to December 31,                --             --                --                      $10,000,000
    2005

    Total                                     --             --                --                      $10,000,000



Note: The Corporation announced on November 15, 2005 a program to repurchase up to $10.0 million of the Corporation's Common Stock. This program replaced a previous program that expired in October 2005.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data
-------  -----------------------

(Dollars in thousands, except per share data)
STATEMENTS OF CONDITION
-----------------------
                                                                          December 31
                                                ----------------------------------------------------------------
                                                    2005           2004        2003         2002           2001
                                                  --------      ---------    --------     --------       -------

    Assets                                       $ 845,108    $  805,475   $  689,210   $  640,010    $  584,332
    Loans                                          664,276       618,005      511,249      447,682       448,110
    Investment securities                           97,088       140,029      130,729      128,375        80,741
    Deposits                                       696,097       663,018      577,314      558,738       498,825
    Stockholders' equity                            58,677        55,402       51,750       48,612        43,839
    Trust and Investment  Services
       assets under management and
       custody (1)                                 561,029       555,644      550,217      531,756       497,120

STATEMENTS OF INCOME
--------------------                                                    Year Ended  December 31
                                                ----------------------------------------------------------------
                                                    2005           2004        2003         2002           2001
                                                  --------      ---------    --------     --------       -------

    Interest income                            $    44,604    $   37,518   $   33,533   $   37,101    $   38,985
    Interest expense                                13,579         7,863        7,154       10,673        15,586
                                                ----------     ---------    ---------    ---------     ---------
    Net interest income                             31,025        29,655       26,379       26,428        23,399
    Provision for possible loan losses               1,382         1,164        2,519        2,231         2,929
                                                ----------     ---------    ---------    ---------     ---------
        Net interest income after
             provision for possible loan
             losses                                 29,643        28,491       23,860       24,197        20,470
    Non-interest income                              9,325         9,313       11,506        9,154         6,638
    Non-interest expense                            30,557        29,213       27,400       25,205        22,415
                                                ----------      --------    ---------    ---------     ---------
        Income before income taxes                   8,411         8,591        7,966        8,146         4,693
    Income taxes                                     1,900         2,430        2,161        2,444         1,361
                                                ----------     ---------    ---------    ---------     ---------
        Net income                             $     6,511    $    6,161   $    5,805   $    5,702    $    3,332
                                                ==========     =========    =========    =========     =========
PER SHARE DATA (2)
--------------

    Net income per share (Basic)               $     1.28     $     1.24   $     1.18   $     1.17    $     0.68
    Net income per share (Diluted)             $     1.23     $     1.19   $     1.14   $     1.16    $     0.67
    Cash dividends declared                    $   0.5245     $   0.5045   $   0.4932   $   0.4773    $   0.4727
    Book value                                 $    11.41     $    11.04   $    10.42   $     9.98    $     9.01
    Basic weighted average shares
        outstanding                              5,104,745     4,980,584    4,924,819    4,865,424     4,896,486
                                                ==========     =========    =========    =========     =========
    Diluted weighted average shares
        outstanding                              5,240,497     5,174,926    5,082,166    4,901,767     4,944,893
                                                ==========     =========    =========    =========     =========

Notes:

(1) These assets are managed by the TIS Division of the Bank and are not assets of the Bank or the Corporation.

(2) All per share data has been retroactively adjusted for stock dividends.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


Item 7. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations.

                   DISCLOSURE ABOUT FORWARD LOOKING STATEMENTS

     The Corporation may from time to time make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from the Corporation's historic results. The risks and uncertainties noted below, among others, could cause the Corporation's actual future results to differ materially from those described in forward-looking statements made in this report, or presented elsewhere by Management from time to time, or from the Corporation's historic results.

     These risks and uncertainties are discussed in Item 1A, "Risk Factors",  in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. We are not obligated to update our forward-looking statements, even though our situation may change in the future.

                                    OVERVIEW

     Net income for the year ended December 31, 2005 was $6.5 million, an increase of $350,000 or 5.7% from $6.2 million in 2004. Basic earnings per share in 2005 were $1.28, an increase of 3.2% from 2004 earnings. Return on average equity in 2005 decreased to 11.48%, compared with 11.59% in 2004. Return on average assets decreased to 0.79% in 2005 from 0.81% in 2004.

     During 2005, total assets increased 4.9% to $845.1 million; loans and leases grew 7.5% to $664.3 million; and deposits grew 5.0% to $696.0 million. Deposit growth during 2005 is attributed to an expanded branch network and an aggressive marketing campaign designed to generate additional deposit relationships. Loan growth in 2005 reflects the Corporation's focus on growing quality loan relationships.

     Earnings in 2005 were driven primarily by increases in net interest income which increased $1.4 million or 4.6% from 2004 to 2005, and a decrease in income tax expenses of $530,00 or 21.8% which resulted primarily from an increase in permanent differences as a percentage of pretax income. These improvements were partially offset by an increase in non-interest expense of $1.3 million or 4.6%. The increases in the provision for possible loan and lease losses in 2005 to $1.4 million from $1.2 million in 2004 was primarily related to loan growth and increased non-accrual loans.

     The increase in net interest income was primarily the result of the 7.5% increase in loans and leases outstanding during 2005. Non-interest income increased by $12,000, or 0.1% from 2004 to 2005 due to decreases in TIS income, and service charges on deposit accounts for the year ended December 31, 2005, which offset increases in operating lease rental income and gains on the sales of residential mortgages. The decreases in service charges can be attributed to the aggressive effort to generate additional deposit relationships noted above.

     Non interest expense increased by $1.3 million or 4.6% from 2004 to 2005. Management acted to address the increasing non interest expenses by instituting a reduction in the work force of 5% during the second quarter of 2005. Severance packages and career transitioning services, which the Corporation provided, reduced earnings for the second quarter by approximately $188,000. Management expects to recognize an annual savings of approximately $646,000 as a result of this restructuring. Professional services increased by $853,000 from 2004 to 2005 primarily as a result of the following: Sarbanes Oxley compliance, real estate management costs, branch site analysis, benefit plan review, and management planning.

     Net income increased $350,000 or 5.7% to $6.5 million from $6.2 million in 2004. Net income for the year ended December 31, 2004 was $6.2 million, an increase of $356,000 or 6.1% from $5.8 million in 2003. Additional performance measurements are included in the following table.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         PERFORMANCE RATIOS                                                       2005        2004       2003
         ------------------                                                     --------    --------    -------

         Return on Average Assets                                                0.79%       0.81%       0.88%
         Return on Average Equity                                               11.48%      11.59%      11.48%

         Earnings Retained                                                      59.07%      58.95%      58.07%
         Dividend Payout Ratio                                                  40.93%      41.05%      41.93%
         Basic Earnings per Share                                                1.28        1.24        1.18

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax equivalent basis, increased 4.6% or $1.4 million from $30.2 million in 2004 to $31.6 million in 2005, compared to a 12.9% increase or $3.5 million from 2003 to 2004. The increase in tax equivalent net interest income for 2005 was largely the result of an increase in interest-earning assets which was higher than the increase in interest-bearing liabilities. Average interest-earning asset growth was approximately $64.8 million while average interest-bearing liabilities increased by $59.0 million. Partially offsetting the increase in interest income generated as a result of this growth in 2005 was a larger increase in the average rate on interest-bearing liabilities which increased 76 basis points as compared to the average cost of interest-earning assets, which increased by 47 basis points. Basis points, with regards to interest rate, are defined as one-hundredth of one percentage point. Net yields on interest-earning assets, on a tax equivalent basis, were 4.03% and 4.21% for 2005 and 2004, respectively.

     Average interest-earning assets for 2005 were $783.4 million, an increase of $64.8 million or 9.0% when compared to 2004. In 2004, average interest-earning assets were $718.6 million, an increase of $100.3 million or 16.2% compared to 2003. The increase in average interest-earning assets for 2005 was a result of increases in average loans outstanding and federal funds sold and other overnight investments, which were partially offset by a decrease in investments and investment securities.

     The increase in net interest income in 2004 compared to 2003 was primarily driven by a 20.7% or $97.3 million increase in average loans outstanding, partially offset by a 46 basis point decline in the effective portfolio rate to 5.68% from 6.14%. Additionally, the rising interest rate environment in the second half of 2005 has resulted in an increase in yields as adjustable-rate loans reprice to current market rates on both contractual and negotiated-basis loans. However, yields on interest-bearing liabilities increased more than the yield on interest-earning assets primarily due to the rising rates paid on deposit accounts as the Corporation reacted to external rate changes. Continued rising interest rates and pricing competition has put pressure on the Corporation's net-interest margin as shown in the chart on page 29. These factors may continue to adversely impact net interest income in future periods.

     In 2005, average interest-bearing liabilities increased $59.0 million or 10.2% to $639.0 million when compared to $580.1 million in 2004. In 2004, average interest-bearing liabilities increased 16.7% from the average of $497.2 million in 2003. The increase in 2005 was the result of an increase of 10.1% or $50.9 million increase in average interest-bearing deposits and a 13.0% or $8.0 million increase in Federal Home Loan Bank ("FHLB") advances and other borrowings. The increase in 2004 was the result of a 9.4% or $42.6 million increase in average interest-bearing deposits.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED AVERAGE BALANCE SHEET AND TAX EQUIVALENT INCOME/EXPENSES
                    AND RATES FOR THE YEAR ENDED DECEMBER 31,


                                                        2005                      2004                      2003
                                              ----------------------    ----------------------    -------------------------
(Dollars in thousands)                        Daily                     Daily                     Daily
                                              Average                   Average                   Average
                                              Balance Interest Rate%    Balance  Interest Rate%   Balance  Interest   Rate%
                                              ------- -------- -----    -------  -------- -----   -------  --------   -----

ASSETS
Federal funds sold and other                 $ 21,060  $   752  3.57    $ 15,868 $   243  1.53    $ 17,368  $   211   1.21
   overnight investments
Interest bearing deposits in banks                585        9  1.54         693       6  0.87         543        3   0.55
Investment securities
         Taxable                               92,772    3,923  4.23     110,056   4,504  4.09     115,689    4,158   3.59
         Tax-exempt (1)                        18,079      781  4.32      24,209   1,086  4.49      14,280      660   4.62
                                              -------   ------           -------  ------           -------   ------
    Total investment securities               110,851    4,704  4.24     134,265   5,590  4.16     129,969    4,818   3.71
                                              -------   ------           -------  ------           -------   ------
    Loans and leases (2)
         Taxable                              636,592   38,807  6.10     557,808  31,656  5.68     462,806   28,414   6.14
         Tax-exempt (1)                        14,346      898  6.26       9,947     590  5.93       7,607      468   6.16
                                              -------   ------           -------  ------           -------   ------
         Total loans                          650,938   39,705  6.10     567,755  32,246  5.68     470,413   28,882   6.14
                                              -------   ------           -------  ------           -------   ------
    Total interest-earning assets             783,434   45,170  5.77     718,581  38,085  5.30     618,293   33,914   5.49
    Non-interest-earning assets
      Allowance for possible loan and
         lease losses                          (7,930)                    (6,526)                   (6,253)
      Cash and due from banks                  27,187                     24,029                    25,209
      Other assets                             23,262                     23,284                    22,981
                                              -------                    -------                   -------
         Total assets                        $825,953                   $759,368                  $660,230
                                              =======                    =======                   =======

LIABILITIES AND STOCKHOLDERS'
           EQUITY
    Savings, NOW, and money market
      deposits                               $386,668  $ 4,712  1.22    $391,057 $ 2,604  0.67    $338,343  $ 2,501   0.74
    Certificates of deposit and other time    167,195    5,297  3.17     111,838   2,700  2.41     119,162    3,386   2.84
                                              -------   ------           -------  ------           -------   ------
         Total interest-bearing deposits      553,863   10,009  1.81     502,895   5,304  1.05     457,505    5,887   1.29
    Securities sold under repurchase
      agreements                                    -        -        -        -       -        -      133        3   2.26
      Subordinated debt                        15,465    1,015  6.56      15,465     728  4.71           -        -      -
    Guaranteed preferred beneficial interest
       in Corporation's subordinated
       debentures                                   -        -        -        -                     6,342      312   4.92
    Federal Home Loan Bank advances
      and other borrowings                     69,736    2,555  3.66      61,707   1,832  2.97      33,176      952   2.87
                                              -------   ------           -------   -----           -------   ------
         Total interest-bearing liabilities   639,064   13,579  2.12     580,067   7,864  1.36     497,156    7,154   1.44
    Non-interest-bearing liabilities
      Non-interest-bearing demand deposits    124,684                    121,664                   107,310
      Other liabilities                         5,514                      4,468                     5,203
                                              -------                    -------                   -------
         Total liabilities                    769,262                    706,199                   609,669
    Stockholders' equity                       56,691                     53,169                    50,561
                                              -------                    -------                   -------
         Total liabilities and stockholders'
             Equity                          $825,953                   $759,368                  $660,230
                                              =======                    =======                   =======
      Net interest income                              $31,591                   $30,221                    $26,760
                                                        ======                    ======                     ======
    Net yield on interest-earning assets                        4.03                      4.21                        4.33
                                                                ====                      ====                        ====

(1) The indicated income and annual rate are presented on a tax equivalent basis using the federal marginal rate of 34%, adjusted for the TEFRA 20% penalty for 2005, 2004, and 2003.

(2) Non accruing loans are included in the average balance.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                              RATE VOLUME ANALYSIS

                                                   Increase  (decrease)  in  net  interest  income  due to:
                                        ------------------------------------------------------------------------
                                        Volume (1)    Rate (1)       Total          Volume (1)  Rate (1)  Total
                                        ------        ----           -----          ------      ----      -----
(Dollars in thousands)                         2005 Compared to 2004                2004 Compared to 2003
                                        ----------------------------------          ----------------------------
INTEREST INCOME
Federal funds sold                     $     79      $   430     $    509          $   (18)     $    50   $   32
Interest bearing deposits in banks           (1)           4            3                1            2        3
                                         ------       ------      -------           ------       ------    -----
       Total Interest Income                 78          434          512               17           52       35
Investment securities
   Taxable                                 (707)         126         (581)            (202)         548      346
   Tax-exempt(2)                           (275)         (30)        (305)             459          (32)     426
                                         ------       ------      -------           ------       ------    -----
       Total investment securities         (982)          96         (886)             256          516      772

Loans
   Taxable                                4,475        2,676        7,151            5,833       (2,591)   3,242
   Tax-exempt(2)                            261           47          308              144          (22)     122
                                         ------       ------      -------           ------       ------    -----
       Total loans(3)                     4,736        2,723        7,459            5,577       (2,613)   3,364
                                         ------       ------      -------           ------       ------    -----
Total interest income                     3,832        3,253        7,085            6,216       (2,045)   4,171
                                         ------       ------      -------           ------       ------    -----

INTEREST EXPENSE
----------------
Savings, NOW and money market
   deposits                                 (29)       2,137        2,108              390         (287)     103
Certificates of deposits and other time   1,334        1,263        2,597             (208)        (478)    (686)
                                         ------       ------      -------           ------       ------    -----
   Total interest bearing deposits        1,305        3,400        4,705              181         (765)    (583)
Securities sold under repurchase
   Agreements                                 0            0            0               (3)           0       (3)
Subordinated debt and
   guaranteed preferred
   beneficial interest in Corp.'s
   subordinated debentures                    0          287          287              449          (32)     416
Other borrowings                            238          485          723              819           62      881
                                         ------       ------      -------           ------       ------    -----

Total Interest expense                    1,543        4,172        5,715            1,446         (735) $   710
                                         ------       ------      -------           ------       ------    -----

Net Interest income                     $ 2,289      $  (919)    $  1,370          $ 4,771      $(1,310)  $3,461
                                         ======       =======     =======           ======       ======    =====

NOTES:

(1) The changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)      The indicated changes are presented on a tax equivalent basis.

(3) Non-accruing loans have been used in the daily average balances to determine changes in interest due to volume. Loan fees included in the interest income computation are not material.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

     Interest income on federal funds sold, other overnight investments, and interest-bearing deposits at other banks increased 205.6% to $761,000 from $249,000 in 2004. This follows an increase of $35,000 or 16.4% from 2003 to 2004. The increase in interest income on these investments in 2005 is the direct result of increases in the average federal fund balances, overnight investments, and interest-bearing deposits at other banks from $16.6 million to $21.6 million, an increase of $5 million or 30.5%. The strategy to increase federal funds sold was a combination of wanting to improve liquidity and to remain in short-term funds in a rising rate environment. Also, the yield on overnight funds, given the flat yield curve, was very competitive with alternative short term investment securities. Between 2003 and 2004, the average balance of these types of interest-earning assets decreased from $17.9 million to $16.6 million, a decrease of $1.3 million or 7.3%. The increase in interest income earned on federal funds sold and other overnight investments was also affected by an increase in the rates earned on these investments from 2004 to 2005. The yield increased from 1.50% during 2004 to 3.52% during 2005. The comparative rate during 2003 was 1.19%.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased $886,000 or 15.8% from $5.6 million in 2004 to $4.7 million in 2005, compared to a $772,000 or 16.0% increase from 2003 to 2004. The decrease in investment interest income in 2005 was the direct result of a decrease in average investment securities of 17.4% or $23.4 million which was partially offset by an increase in the yield on these assets of 8 basis points from 4.16% in 2004 to 4.24% in 2005. From 2003 to 2004, the yield on investment securities increased by 45 basis points. Each of these yields is expressed on a tax-equivalent basis. The decrease in average investment securities from 2004 to 2005 resulted from an increase in the amount of funds needed to provide for loan growth. The increase from 2003 to 2004 was the result of the Corporation's increased cash position due to increased deposits generated by its new and existing branch locations and Management's decision to invest excess funds in higher yielding securities.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      INVESTMENT SECURITIES AT DECEMBER 31,

                                           2005                          2004                       2003
                                  ----------------------        ---------------------      --------------------
(Dollars in thousands)              Book           Fair            Book         Fair         Book         Fair
                                    Value          Value           Value        Value        Value        Value
                                    -----          -----           -----        -----        -----        -----
Held-to-Maturity
     Mortgage-backed securities$  $     --      $    --         $     --     $     --      $      4     $      4
     State and municipal                10           10               10           11            15           16
                                   -------       ------          -------      -------       -------      -------
                                        10           10               10           11            19           20
                                   -------       ------          -------      -------       -------      -------

Available-for-Sale
     U.S. Treasury                $  2,504      $ 2,476         $ 27,503     $ 27,514      $  2,498     $  2,561
     U.S. Government agency          1,040        1,018            1,058        1,049        10,821       10,715
     Mortgage-backed securities     57,456       56,020           65,830       65,685        69,821       70,035
     State and municipal            15,672       15,160           24,797       24,713        25,815       25,840
     Corporate securities           13,655       13,086           13,756       13,863        13,012       13,299
     Asset-backed securities           117          116              377          376         2,692        2,666
     Mutual Funds                      796          788              863          797           863          801
     Other equity securities         8,758        8,414            5,951        6,022         4,724        4,793
                                   -------       ------          -------      -------       -------      -------
                                     9,998       97,078          140,135      140,019       130,246      130,710
                                   -------       ------          -------      -------       -------      -------

                                  $100,008      $97,078         $140,135     $140,019      $130,246     $130,710
                                   =======       ======          =======      =======       =======      =======

          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2005

                                                      Due over         Due over
                                     Due               1 year           5 years          Due
                                    Within             Through          Through         Over
(Dollars in thousands)              1 year             5 years         10 years       10 years          Total
                                    ------             -------         --------       --------          -----
Held-to-Maturity
     State and municipal (2)     $      --          $      10        $      --      $      --       $      10
                                  --------           --------         --------       --------        --------
                                        --                 10               --             --              10
                                  --------           --------         --------       --------        --------

Available-for-Sale
     U.S. Treasury                   2,504                  0               --             --           2,504
     U.S. Government agency             --                 --               --          1,040           1,040
     Mortgage-backed s
       ecurities (1)                    --             11,684               --         45,772          57,456
     State and municipal (2)            --              6,547            9,125             --          15,672
     Corporate securities               --              4,558            6,768          2,329          13,655
     Asset-backed  securities(1)        --                 --               81             36             117
     Mutual Funds                       --                 --               --            796             796
     Other equity securities (3)        --                 --               --          8,758           8,758
                                  --------           --------         --------       --------        --------
                                     2,504             22,789           15,974         58,731          99,998
                                  --------           --------         --------       --------        --------

Total Investment securities      $   2,504          $  22,799        $  15,974      $  58,731       $ 100,008
                                  ========           ========         ========       ========        ========

Percent of portfolio                  2.5%              22.8%            16.0%          58.7%         100.00%
                                  =======            =======          =======      ========          =======

Weighted average yield               6.66%              3.50%            4.04%         4.89%            4.48%
                                  =======            =======          ========     ========          =======

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                       INTEREST INCOME ON LOANS AND LEASES

     During 2005, interest income on loans and leases, on a tax equivalent basis, increased by $7.4 million or 23.1% from 2004. This increase resulted from an increase in average loan balances of $83.2 million or 14.7% from $567.7 million in 2004 to $650.9 million in 2005. During 2004, interest income on loans and leases increased by $3.3 million or 11.6% from $28.9 million to $32.2 million. The yields on interest-earning assets increased to 6.10% in 2005, up from 5.68% in 2004, and from 6.14% as compared to 2003. During 2003 yields were impacted by the declining rate environment in the economy at the beginning of the year contrasted by the Federal Reserve's 13 consecutive rate increases over the 18 months beginning in June 2003 through December 2005.

                       LOAN PORTFOLIO BY TYPE AT DECEMBER


(Dollars in thousands)                  2005             2004                2003              2002             2001
                                 ---------------   ---------------    ----------------  ----------------   --------------
                                  Amount      %     Amount       %      Amount     %      Amount       %    Amount      %
                                  ------      -     ------       -      ------     -      ------       -    ------      -

Commercial loans                 $218,365    33%   $187,903     30%   $142,144     28%  $122,005     27%   $118,420
26%

Real estate - construction         49,095     7%     59,093     10%     56,340     11%    47,601     11%     40,065    9%

Real estate - other               266,067    40%    243,490     40%    202,898     40%   175,846     39%    199,398   45%

Consumer loans (1)                112,993    17%    101,157     16%     77,113     15%    62,646     14%     48,323   11%

Lease financing receivables        17,756     3%     26,362      4%     32,754      6%    39,584      9%     41,904    9%
                                  -------           -------            -------           -------            -------

     Total gross loans
        and lease                $664,276   100%   $618,005    100%   $511,249    100%  $447,682    100%   $448,110  100%

Allowance for possible
   loan and lease losses         $ (8,549)         $ (7,213)          $ (5,864)         $ (6,230)          $(6,344)
                                  -------           -------            -------           -------            ------

     Total net loans (2)         $655,727          $610,792           $505,385          $441,452           $441,766
                                  =======           =======            =======           =======            =======

NOTES:

(1) Consumer loans include open-end home equity lines of credit and credit card receivables. (As of February 21, 2003, the $2.7 million credit card portfolio was sold).

(2) At December 31, 2005 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                   INTEREST RATES AT DECEMBER 31, 2005 (1) (2)

                                                                 Maturing
                                               Maturing         After 1 Year          Maturing
                                               Within           And Within             After
(Dollars in thousands)                         1 Year  (3)       5 Years              5 Years           Total
                                            -----------    ---------------        ------------      ----------

Commercial loans                             $   23,835           $ 54,372           $ 140,158       $ 218,365
Real Estate - construction                       36,239              9,823               3,033          49,095
                                              ---------            -------            --------        --------
       Total                                 $   60,074           $ 64,195           $ 143,191       $ 267,460
                                              =========            =======            ========        =========

Loans maturing after 1 year with:
Fixed interest rates
   Commercial Loans                                               $ 43,183            $  6,734
   Commercial real estate - construction                               558               1,870

Variable interest rates
   Commercial Loans                                                 11,189             133,424
   Commercial Real Estate - construction                             9,265               1,163
                                                                   -------             -------
       Total                                                      $ 64,195            $143,191
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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts increased 88.7% from $5.3 million in 2004 to $10.0 million in 2005. The increase in interest-bearing balances and an increase in the cost of these deposits contributed to this change. Average interest-bearing balances increased from $502.9 million in 2004 to $553.8 million in 2005, an increase of $51.0 million or 10.1%. The cost of these deposits increased from 1.05% in 2004 to 1.81% in 2005. Interest expense on deposit accounts decreased 9.9% or $583,000 from $5.9 million in 2003 to $5.3 million in 2004. This decrease in interest expense on deposit accounts during 2004 was the direct result of an 18.6% or 24 basis point decrease on rates paid on interest bearing deposits, partially offset by a 9.9% or $45.4 million increase in the average interest-bearing deposit balance. During the latter part of 2004 and throughout 2005 the Bank increased rates paid on its interest bearing deposits in response to the increases in Federal Reserve rates and the increase in competitive pressures in the Corporation's marketplace. These pressures are expected to continue in the first half of 2006 and the Bank will continue to respond with necessary rate increases to maintain and/or increase the Corporation's market share of deposits.

                                DEPOSIT ANALYSIS

     (Dollars in thousands)
                                                   2005                      2004                    2003
                                         ----------------------    -----------------------  ----------------------
                                         Average      Effective     Average      Effective   Average     Effective
         DEPOSIT TYPE                    Balance        Yield       Balance        Yield     Balance       Yield
         ------------                    -------      ---------     -------      ---------   -------     ---------
     NOW                                 $125,755        1.20%     $129,569        0.51%    $ 88,518         0.19%
     Money Market                          53,946        1.17%       26,255        0.51%      26,051         0.70%
     Statement Savings                     56,653        0.80%       65,682        0.56%      63,032         0.77%
     Other Savings                            932        0.75%        1,370        0.51%       1,522         0.79%
     CD's Less than $100,000              129,058        2.63%       85,873        2.46%      96,773         2.93%
                                          -------                   -------                  -------

     Total Core Deposits                  366,344        1.64%      308,749        1.06%     275,896         1.33%

     Non-Interest-Bearing
       Demand Deposits                    128,404         --        125,074         --       107,334         --
                                          -------                   -------                  -------

     Subtotal                             494,748        1.21%      433,823        0.75%     383,230         0.96%

     Tiered Savings                       133,158        1.58%      168,180        0.86%     159,220         1.04%
     CD's Greater than $100,000            78,684        2.41%       25,966        2.28%      22,365         2.48%
                                          -------                   -------                  -------

     Total Deposits                      $706,590                  $627,696                 $564,815
                                          =======                   =======                  =======

         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 2005

                                 Due Within        Over 3 Months         Over 6 Months         Due Over
     (Dollars in thousands)      3 Months         Through 6 Months      Through 12 Months      12 Months       Total
                               -----------        ----------------      -----------------      ---------       -----

     Certificates of Deposit
         $100,000 or more        $ 25,772           $ 23,519              $ 5,268             $ 6,720         $ 61,279


               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                       PROVISION FOR LOAN AND LEASE LOSSES

     During 2005, the Corporation recorded a provision for loan and lease losses of $1.4 million, compared to $1.2 million in 2004 and $2.5 million in 2003. Net charge-offs in 2005 were $46,000, compared to $185,000 net of recoveries in 2005 and $2.9 million net charge-offs in 2004. Net charge-offs as a percentage of average loans outstanding were 0.01%, -0.03%, and 0.61% for 2005, 2004, and 2003, respectively. The provision expense in 2005 was increased to provide for potential increased loan write-downs and charge-offs. Management believes that the allowance for loan and leases losses is adequate based on its current assessment of probable and estimated losses. The provision expense in 2004 decreased when compared to the previous period, primarily due to the overall improved credit quality of the portfolio and the high level of recoveries during 2004. The allowance for loan and lease losses as a percentage of loans outstanding was 1.29%, 1.17%, and 1.15% for 2005, 2004, and 2003 respectively. The percentage and dollar amount of non-performing loans declined slightly in 2005 versus 2004 to $8.4 million or 1.26% of total loans and leases from $8.6 million or 1.27% in 2004. The amount of non-performing loans in 2003 was $4.7 million or 0.91% of total loans and leases and reflects the impact of $3.1 million in gross charge-offs during the year. For more information on the gains on the sale of Other Real Estate Owned ("OREO"), see the following "Non-Interest Income" section.
                               NON-INTEREST INCOME

     Total non-interest income increased $12,000 or 0.1%, and amounted to $9.3 million in 2005, compared to a decrease of $2.2 million or 19.1% from 2003 to 2004. The various components of non-interest income are discussed below.

     The largest component of non-interest income is TIS revenue which decreased $93,000 or 2.7% from $3.5 million in 2004 to $3.4 million in 2005. This compares to an increase of $209,000 or 6.4% from $3.3 million in 2003. The decline in 2005 is primarily due to lower estate fee income earned in 2005 compared to 2004. The market value of TIS assets under management and custody increased 1.0% from $555.6 million at December 31, 2004 to $561.0 million at December 31, 2005. TIS assets under management and custody grew 1.0% or $5.4 million in 2004. In the third quarter of 2004, the Corporation announced that its TIS Division had retained Haverford Financial Services (HFS) as a sub-advisor. HFS provides investment management services on a sub-advisory basis to current and future TIS clients. The Corporation anticipates new opportunities to increase assets under management from this relationship.

     Service charges on deposit accounts decreased $161,000 or 7.6% from $2.1 million in 2004 to $1.9 million in 2005 compared to an increase of $94,000 or 4.7% in 2004 from 2003. To remain competitive and increase the core deposit base, the Corporation introduced a "Free Checking" product during the first quarter of 2005 which contributed to this decrease in service charges and will impact this component of non-interest income in the future as certain existing accounts, on which service charges are currently collected, may move to this new product.

     Gains on the sale of investment securities decreased to $58,000 in 2005 from $70,000 in 2004, a decline of $12,000 or 17.2%. From 2003 to 2004, gains on the sale of investment securities decreased from $410,000 to $70,000, a decrease of $340,000 or 82.9%. The gains realized on the sales of investment securities throughout the periods are the results of normal portfolio management.

     The Corporation has operating lease agreements with several customers. The income on these agreements is classified as "Rental Income". Rental Income on operating lease agreements increased $170,000 or 20.5% from $828,000 in 2004 to $998,000 in 2005. This compares with a $39,000 decrease in 2004. See the discussion of related depreciation expense in the "Non-Interest Expense" section.

     Gains on the sale of fixed assets and OREO in 2005 decreased by $152,000 from $145,000 in 2004 and resulted in a net loss on these sales of $7,000. This compares with a large gain of $1.0 million in 2003 related to foreclosed property that was sold at a higher value than the Corporation had anticipated.

     Gains and fee income generated in the sale of residential mortgage loans during 2005 increased by $97,000 or 25.9% from $377,000 in 2004 to $474,000 in
2005. This compares with a decrease of $642,000 from $1.0 million in 2003. During 2004, refinancing and originations of salable loans had substantially decreased, resulting in a lower amount of gains and fees being collected when compared to prior periods. During 2003 this activity was strong and resulted in a substantial amount of gains and fee income. In a rising interest rate environment, management expects continued pressure to generate new origination volume as well as margins on the gains from the sales of residential mortgages. When a mortgage is sold, all unamortized fees collected are

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

recognized as income for that period and any gain or loss based on the current market value is recorded at the time of the sale. The Corporation retains the servicing on a portion of the loans sold and earns a servicing fee.

     Gains from the sale of the Corporation's credit card portfolio in 2004 amounted to $34,000. This income was a residual piece of a 2003 sale of the portfolio that had been held back to provide for any losses that may have occurred for a period of 12 months after the sale. There were no credit card portfolio sales in 2005.

     In 2003, the Corporation received proceeds of $422,000 from life insurance upon the death of its former President and CEO. There was no income from life insurance proceeds in 2004 or 2005.

     Other non-interest income increased $196,000 or 8.7% from $2.2 million in 2004 to $2.4 million in 2005. This compares with an increase of $86,000 or 4.0% in 2003. The primary components of other non-interest income over the past three years are as follows:

                            OTHER NON-INTEREST INCOME

                                                   2005        2004        2003
                                                   ----        ----        ----
         Electronic Banking                      $  873      $  823      $  760
         Wealth Advisory Services                   367         268         124
         Miscellaneous Loan Fees                    229         341         377
         Other*                                     985         826         911
                                                  -----      ------       -----
                                                 $2,454      $2,258      $2,172
                                                  ======      =====       =====

* Other includes rental income, safe deposit box fees, merchant services income, and other commission and fee income.

                              NON-INTEREST EXPENSE

     Total non-interest expense increased $1.3 million or 4.6% from $29.2 million in 2004 to $30.5 million in 2005, compared to an increase of $1.8 million or 6.6% from 2003 to 2004. The growth in non-interest expense reflects the increased costs incurred to service the Corporation's expanding customer base. The various components of non-interest expense changes are discussed below.

     Employee salaries and benefits increased $66,000 or 0.4% from $15.8 million in 2004 to $15.9 million in 2005, compared to an increase of $844,000 or 5.6% from $15.0 million in 2003. This slight increase results from Management's initiative to optimize the Corporation's work force. During the second quarter of 2005, approximately 5% of the work force was reduced in an effort to control salary and benefit costs. Increased staff, annual employee raises, promotions and a proportional increase in employee benefits are primarily responsible for the increase in 2004.

     Net occupancy, equipment and data processing expense increased $244,000 or 4.6% from $5.4 million in 2004 to $5.6 million in 2005, compared to a decrease of $115,000 or 2.1% from 2003 to 2004. The increases are the direct result of the opening of two full service branches during 2005 as well as increased computer and related equipment costs associated with servicing the Corporation's customer base.

     Depreciation on operating leases increased $129,000 or 17.4% from $740,000 in 2004 to $869,000 in 2005. This compares to an increase of $49,000 or 7.1% from $691,000 in 2003 to $740,000 in 2004. This depreciation expense is the result of operating lease agreements the Corporation has with several of its customers. The income associated with this operating lease is classified as Rental Income. See related discussion of Rental Income in the Non-Interest Income section, above.

     Professional services increased $853,000 or 48.8% from $1.7 million in 2004 to $2.6 million in 2005 compared to an increase of $586,000 or 50.4% from $1.2 million in 2003. Professional services were directly impacted by the costs associated with the Corporation's efforts to comply with the Sarbanes Oxley legislation that became effective for the Corporation in 2004. Direct Sarbanes Oxley costs of $272,000 are included in 2004 operating results. The Company also hired a real estate consultant in 2004 to help identify real estate opportunities and efficiencies. Additional costs associated with consulting fees for demographic and branch site analysis, benefit plans, and management planning are also reflected in the increase.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     FDIC deposit insurance expense was $91,000, $86,000, and $88,000 for the years 2005, 2004 and 2003, respectively. Bank shares tax was $549,000, $517,000, and $493,000 in 2005, 2004, and 2003, respectively. Bank Shares Tax represented 0.84%, 0.83%, and 0.93% of average stockholders' equity for 2005, 2004, and 2003, respectively. The Pennsylvania Bank Shares Tax is based primarily on Bank stockholders' equity, and is paid on an annual basis. Federal law currently requires that the FDIC increase assessment rates if the reserve ratio of the FDIC's BIF were to fall below 1.25%. Such increased assessments would be required to be designed to restore the BIF reserve ratio to at least 1.25% within 12 months. At present, Management cannot be sure whether the BIF reserve ratio will be above or below the minimum required level or whether Congress will enact legislation that would change the requirement that the FDIC increase assessment rates. Management also cannot predict at this time what the Bank's assessment for FDIC insurance premiums would be if the FDIC is required to increase assessment rates in 2006, because that would be a function of the FDIC's analysis of what level of fees would be necessary to bring the BIF into compliance.

     Total other non-interest expense increased $15,000 or 0.3% from $4.9 million to $5.0 million in 2005 compared with an increase of $427,000 or 9.4% from $4.5 million in 2003. The increase in 2004 in other non-interest expense can be primarily attributed to increased costs associated with the adoption of a new corporate image and marketing campaign. It is expected that this marketing expense will continue to increase as more parts of the campaign are rolled out and expanded.

     In the fourth quarter of 2004, the Corporation opened a temporary modular facility in the Oxford area. This facility was equipped to meet all of our customers' needs and was replaced by a newly designed full-service branch in the fourth quarter of 2005. The Corporation also opened a mini-branch in the Wellington Retirement Community in late November 2005. The Corporation anticipates an increase in the deposit base as additional new branches are opened. These branches have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by increases in net interest and fee income generated by business in the new marketing areas.

     The primary components of other non-interest expense over the past three years are as follows:

                           OTHER NON-INTEREST EXPENSE

                                                    2005        2004        2003
                                                    ----        ----        ----
         Telephone, Postage, and Supplies         $1,004      $1,084      $1,083
         Marketing and Corporate Communications    1,094       1,168         881
         Loan and Deposit Supplies                   569         629         634
         Other*                                    2,294       2,065       1,921
                                                   -----       -----       -----
                                                  $4,961      $4,946      $4,519
                                                   =====       =====       =====

* Other includes director costs, travel and mileage, trust processing, dues and subscriptions, and other general expenses.

                                  INCOME TAXES

     Income tax expense was $1.9 million in 2005 compared with $2.4 million in 2004 and $2.2 million in 2003, representing an effective tax rate of 22.6%, 28.3%, and 27.1%, respectively. The decrease in the effective tax rate in 2005 is primarily a result of an increase in permanent differences as a relative percentage of pretax income.

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

     The allowance for loan and lease losses addresses those loans and leases maintained on the Corporation's loan and lease classified list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans and leases are those with a well-defined weakness, which jeopardizes the repayment of the debt. A loan or lease may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans and leases for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard. Doubtful loans and leases have the characteristics of substandard loans and leases with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans and leases, the classification of loss is deferred until pending factors, which might improve the loan or lease, have been determined. Loans and leases rated as doubtful in whole or in part are placed on non-accrual status. Loans and leases, which are classified as loss, are considered uncollectible and are charged to the allowance for loan and lease losses.

     Loans and leases on the loan and lease classified list may also be impaired loans, which are defined as non-accrual loans and leases or troubled debt restructurings, which are not in compliance with the restructured terms. Each of the classified loans and leases on the watch list is individually analyzed to determine the level of the potential loss under the current circumstances. The specific reserve established for these criticized by management and impaired loans and leases is based on careful analysis of the loan's and lease's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for classified list loans and leases is equal to the total amount of potential unconfirmed losses for the individual classified loans and leases on the classified list. Classified loans and leases are managed and monitored by management.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                                                     December 31, 2005
                                                             ---------------------------------
                                                              Allowance
                                                              for Loan              Percent of
(Dollars in thousands)                                         Losses              Total Loans
                                                             ----------            ----------

Commercial loans and leases                                   $ 6,285                  0.94%
Residential real estate                                           470                  0.07%
Consumer loans                                                  1,782                  0.27%
Unallocated                                                        12                  0.01%
                                                               ------

Total allowance for loan and lease losses                     $ 8,549                  1.29%
                                                               ======                  ====

                                                                     December 31, 2004
                                                             ---------------------------------
                                                              Allowance
                                                              for Loan              Percent of
(Dollars in thousands)                                         Losses              Total Loans
                                                             ----------            ----------
Commercial loans and leases                                   $ 4,717                  0.76%
Residential real estate                                           276                  0.05%
Consumer loans                                                  1,502                  0.24%
Unallocated                                                       718                  0.12%
                                                               ------

Total allowance for loan and lease losses                     $ 7,213                  1.17%
                                                               ======                  ====

                                                                     December 31, 2003
                                                             ---------------------------------
                                                              Allowance
                                                              for Loan              Percent of
(Dollars in thousands)                                         Losses              Total Loans
                                                             ----------            ----------
Commercial loans and leases                                   $ 3,875                  0.76%
Residential real estate                                           199                  0.04%
Consumer loans                                                  1,187                  0.23%
Unallocated                                                       603                  0.12%
                                                               ------

Total allowance for loan and lease losses                     $ 5,864                  1.15%
                                                               ======                  ====

                                                                     December 31, 2002
                                                             ---------------------------------
                                                              Allowance
                                                              for Loan              Percent of
(Dollars in thousands)                                         Losses              Total Loans
                                                             ----------            ----------
Commercial loans and leases                                   $ 4,639                  1.04%
Residential real estate                                           105                  0.02%
Consumer loans                                                  1,403                  0.31%
Unallocated                                                        83                  0.02%
                                                               ------

Total allowance for loan and lease losses                     $ 6,230                  1.39%
                                                               ======                  ====

                                                                     December 31, 2001
                                                             ---------------------------------
                                                              Allowance
                                                              for Loan              Percent of
(Dollars in thousands)                                         Losses              Total Loans
                                                             ----------            ----------
Commercial loans and leases                                   $ 4,989                  1.11%
Residential real estate                                           150                  0.03%
Consumer loans                                                  1,009                  0.23%
Unallocated                                                       196                  0.05%
                                                               ------

Total allowance for loan and lease losses                     $ 6,344                  1.42%
                                                               ======                  ====

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          ANALYSIS OF CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
                       AND COMPARISON OF LOANS OUTSTANDING

                                                                                    December 31
                                                           ------------------------------------------------------
(Dollars in thousands)
                                                              2005       2004        2003       2002       2001
                                                            -------    --------    --------   --------   --------

Balance at beginning of year                               $  7,213   $  5,864    $  6,230   $  6,344$  $  6,609
                                                            -------    -------     -------    -------    -------

Provision charged to operating expense                        1,382      1,164       2,519      2,231      2,929
                                                            -------    -------     -------    -------    -------

Recoveries of loans previously charged off
   Commercial loans                                             178        955         175        274         76
   Real estate - mortgages                                      196         31           9         -
   Consumer loans                                                12         28          28         51        114

Lease financing receivables                                      51         81           2           -         8
                                                            -------    -------     -------    -------    -------

   Total recoveries                                             437      1,095         214        325        198
                                                            -------    -------     -------    -------    -------

Loan charge-offs
   Commercial loans                                             (59)      (261)     (1,044)      (841)    (2,173)

   Real estate - mortgages                                     (245)      (294)       (545)    (1,265)      (955)

   Consumer loans                                               (82)      (121)       (261)      (216)      (256)

   Lease financing receivables                                  (97)      (234)     (1,248)      (348)        (8)
                                                            -------    -------     -------    -------    -------

         Total charge-offs                                     (483)      (910)     (3,099)    (2,670)    (3,392)
                                                            -------    -------     -------    -------    -------

Net loan charge-offs                                            (46)       185      (2,885)    (2,345)    (3,194)
                                                            -------    -------     -------    -------    -------

Balance at end of year                                     $  8,549   $  7,213    $  5,864   $  6,230   $  6,344
                                                            =======    =======     =======    =======    =======

Year-end loans outstanding                                 $664,276   $618,005    $511,249   $447,682   $448,110

Average loans outstanding                                  $650,938   $567,755    $470,413   $442,613   $419,984

Allowance for possible loan losses as
   a percentage of year-end loans
   outstanding                                                1.29%     1.17%       1.15%      1.39%       1.42%

Ratio of net charge-offs to average
   loans outstanding                                          0.01%    (0.03)%      0.61%      0.53%       0.76%

     Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Non-performing loans reduce the Corporation's earnings because interest income is not earned on such assets. Non-accrual loans at December 31, 2005 include two commercial loans of $5.9 million and $1.9 million, respectively. Management is actively working to collect these loans and does not anticipate a loss of principal. Management continues to take steps to reduce levels and correct and control current and future credit quality issues. The Credit Administration Department assists Management in improving the components of the allowance of loans and lease losses including the provision for loan and lease losses, recoveries, and charged-off loans. Please see the "Non-Interest Income" section for information regarding gains on the sale of OREO. The following chart represents detailed information regarding non-performing loans:

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                         NON-PERFORMING LOANS AND ASSETS

                                                                         December 31
                                               ------------------------------------------------------------------
(Dollars in thousands)                               2005           2004        2003        2002            2001
                                                   --------      ---------    --------    --------       --------

Past due over 90 days and still accruing       $        --     $      --    $     597    $     321     $     174
Non-accrual loans and leases                         8,358         7,877        3,093        5,216         7,630
                                                ----------      --------     --------     --------      --------
Total non-performing loans and leases                8,358         7,877        3,690        5,537         7,804

Other real estate owned ("OREO")                        --           757          965          368           831
                                                ----------      --------     --------     --------      --------

Total non-performing assets                    $     8,358     $   8,634    $   4,655    $   5,905     $   8,635
                                                ==========      ========     ========     ========      ========

Interest income which would
  have been recorded                           $       638     $     209    $     348    $     448     $     308

Interest income that was
  received from customer                                --           (27)   $     (46)        (234)           --
                                                ----------      --------     --------     --------      --------

Total contractual interest
  for nonaccruing loans
  and leases not collected                     $       638     $     182    $     302    $     214     $     308
                                                ==========      ========     ========     ========      ========

Non-performing loans as a
   percentage of total loans and leases              1.26%         1.27%        0.72%        1.24%         1.74%

Allowance for loan losses
   as a percentage of non-performing
   loans and leases                                102.29%        91.57%      158.92%      112.52%        81.29%

Non-performing assets as a percentage
   of total loans and leases and other real
   estate owned                                      1.26%         1.40%        0.91%        1.32%         1.92%

Allowance for loan and lease losses as a
   percentage of non-performing
   assets                                          102.29%        83.54%      125.97%      105.50%        73.47%

(1) Generally the Bank places a loan in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

     Management believes that the allowance for loan and lease losses is adequate based on its current assessment of probable estimated losses. OREO represents residential and commercial real estate owned by the Corporation following default by borrowers that has been written down to estimated realizable value (net of estimated disposal costs) based on professional appraisals.

     Management is not aware of any loans or leases other than those included in these tables and mentioned in this section as well as the "Asset Quality and Allowance for Loan and Lease Losses" section that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms.

     At December 31, 2005, there were no properties held by the Corporation as OREO.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At December 31, 2005, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements and were considered "well capitalized", as defined in the regulations issued pursuant to the FDIC Improvement Act of 1994. The Corporation's and Bank's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

                                                                December 31
RISK-BASED                                        --------------------------------------        "Well Capitalized"
CAPITAL RATIOS                                        2005         2004          2003               Requirements
--------------                                    ------------ ------------  -----------        -------------------
    Corporation
Leverage Ratio                                       8.80%        8.62%         9.71%                   N/A
Tier I Capital Ratio                                10.94%       10.80%        12.01%                   N/A
Total Risk-Based Capital Ratio                      12.19%       11.91%        13.07%                   N/A

      Bank
Leverage Ratio                                       8.14%        8.11%         8.68%                  5.00%
Tier I Capital Ratio                                10.08%       10.16%        10.72%                  6.00%
Total Risk-Based Capital Ratio                      11.32%       11.26%        11.79%                 10.00%

     The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Corporation.

                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     The  following   table  sets  forth   contractual   obligations  and  other
commitments representing required and potential cash outflows as of December 31, 2005:

(Dollars in thousands)                               2010           2009        2008        2007            2006
                                                   --------      ---------    --------    --------       ---------
Minimum annual rentals on non-cancelable          $  1,475      $    942     $    922     $    686      $    467
  operating leases
Remaining contractual maturities of time
  deposits                                           2,164         4,219        8,141       24,190       134,937
Loan commitments                   -                     -             -            -      250,152
Long-term borrowed funds                             5,070        14,070       23,816        5,946         4,566
Subordinated debt(1)               -                     -             -            -            -
Standby letter of credit                                 -             -            -            -        12,273
                                                   -------       -------      -------      -------       -------

Total                                             $  8,709      $ 19,231     $ 32,879     $ 30,822      $402,395
                                                   =======       =======      =======      =======       =======

Notes:

(1) The Corporation had $10.0 million in subordinated debt to be redeemed in the year 2033 or callable at the Corporation's option in 2008 outstanding at December 31, 2005. The Corporation also had $5.0 million in subordinated debt to be redeemed in the year 2032 or callable at the Corporation's option in 2007 outstanding at December 31, 2005.

The Corporation had no capital leases outstanding at December 31, 2005 or 2004.

                        BRANCHING AND TECHNOLOGY PROJECTS

     The Corporation intends to open a series of new branch locations throughout Chester County, Pennsylvania over the next five years. A new, customer-focused branch design was introduced with the construction of the branch office in Oxford, Pennsylvania. This new "signature look" will be rolled out to new and

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

certain current locations over the next five years. Technological improvements expected over the next 18 months include secure electronic delivery of customer checking and savings statements, and an improvement of customer service issues as the Bank utilizes the power of its new customer relationship management system ("CRM"). Management hopes to utilize the CRM along with the Answer Center to identify service issues and customer trends on a proactive basis resulting in a higher degree of customer satisfaction.

               DESCRIPTION OF CAPITAL STOCK AND MARKET INFORMATION

     The authorized capital stock of the Corporation consists of 10,000,000 shares of Common Stock, par value $1.00 per share, of which 5,143,723 and 4,562,225 shares were outstanding (net of shares held in Treasury) at the end of 2005 and 2004, respectively. The Corporation's Common Stock is publicly traded over the counter under the symbol "FCEC". Trading is sporadic. The following table shows the range of high and low bid prices for the Common Stock based upon transactions reported for each quarter respectively.

                                            Bid Prices
                                            ----------
                                  2005                          2004
                                  ----                          ----
         Quarter Ended      High           Low              High          Low
         -------------      ----           ---              ----          ---
         First             $29.50          $26.45          $27.45        $24.26

         Second            $28.00          $21.00          $25.25        $21.50

         Third             $21.46          $18.25          $26.90        $23.50

         Fourth            $19.75          $17.55          $28.00        $24.88

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" (Statement 123(R)). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, "Account for Stock Issued to Employees," which was permitted under Statement 123, as originally issued. Statement 123 (R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Corporation beginning January 1, 2006. The Corporation must use either the modified prospective or the modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share. Management is evaluating Statement 123(R) and has not yet determined its full impact on the consolidated financial statements of the Corporation.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides guidance on the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of Statement 123(R) and to enhance the information received by investors and other users of the financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in PB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in PB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Corporation's adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.

     Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii)
evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Corporation began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

     In June, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of Issue No. 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Securities", SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulleting
59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 5, 2005. The Corporation does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from growth of our existing deposit base, new deposits, FHLB, and cash flow from the investment and loan portfolios. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest-bearing demand deposit accounts and other deposit sources are highlighted in the following table:

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Corporation utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits and in funding asset growth. The Corporation may utilize these funding sources to better match its assets that are subject to longer term repricing (i.e., between one and five years). The Bank, as a member of the FHLB, maintains several credit facilities (overnight lines of credit, amortizing and non-amortizing fixed rate term and variable rate term advances with FHLB). As of December 31, 2005, the amount outstanding under the Bank's line of credit with the FHLB was $0.

     FHLB borrowings totaled $68.9 million compared to $66.5 million at December 31, 2004. These advances consist of short and long term borrowings representing a combination of maturities. The average interest rate for 2005 and 2004 on these advances was approximately 3.7% and 3.0%, respectively. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $189.2 million.

     The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity of its "gap position" within one year is a negative $122.6 million or 14.5% of total assets at December 31, 2005, compared with a negative $213.4 million or 26.5% of total assets at the end of 2004. The Corporation's gap position is just one tool used to evaluate interest rate risk and the stability of net interest margins. The data in the following chart represents the gap position at a specific point in time and may not be indicative of future gap positions. Another tool that Management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee policy and monitors the results of the simulations against these limits quarterly. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

              INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 2005

(Dollars in thousands)                  Within        Through              Five        Non-Rate
                                      One Year       Five Years            Years       Sensitive         Total
                                    ------------     ----------         ----------    ----------     -----------
ASSETS
    Federal funds sold                $  31,000        $    -           $     -        $     -        $  31,000
    Investment securities                25,114          48,125            23,849            -           97,088
    Interest bearing deposits in banks      542             -                 -              -              542
    Loans and leases                    269,906         287,427           106,943         (8,549)       655,727
    Cash and due from banks                 -               -                 -           37,401         37,401
    Premises & equipment                    -               -                 -           13,786         13,786
    Other assets                            -               -                 -            9,564          9,564
                                       --------         -------          --------       --------       --------

    Total assets                      $ 326,562        $335,552         $ 130,792      $  52,202      $ 845,108
                                       ========         =======          ========       ========       ========

LIABILITIES AND CAPITAL
    Non-interest-bearing deposits$           -   $          -     $           -        $ 136,082      $ 136,082
    Interest bearing deposits           428,890          38,716            92,409            -          560,015
    FHLB advances and other
      Borrowings                          4,566          48,902            15,432            -           68,900
    Guaranteed Preferred Securities      15,465             -                 -              -           15,465
    Other liabilities                       220             -               5,749            -            5,969
    Capital                                 -               -                 -           58,677         58,677
                                       --------        --------          --------       --------       --------

    Total liabilities and capital     $ 449,141       $  87,618         $ 113,590      $ 194,759      $ 845,108
                                       ========        ========          ========       ========       ========

    Net interest rate sensitivity gap $(122,579)       $247,934         $  17,202      $(142,557)     $     -
                                       ========         =======          ========       ========       ========

    Cumulative interest rate
       sensitivity gap                $(122,579)       $125,355         $ 142,557      $     -        $     -
                                       ========         =======          ========       ========       ========

    Cumulative interest rate
       sensitivity gap divided
       by total assets                  (14.5%)          (14.8%)          16.9%
                                       =======          =======          ======

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. The Corporation's Asset Liability Management Policy requires quarterly calculation of the effects of changes in interest rates on net interest income. The table below summarizes estimated changes in net interest income over the twelve-month period ending December 31, 2005 under alternative interest rate scenarios. The change in interest rates was modeled to simulate the effect of a proportional shift in asset and liability ratios (rate ramp). The prime rate as reported in the Wall Street Journal as of December 31, 2005 of 7.25% is used as the "driver rate" in these simulations.

           (Dollars in thousands)

                Change in              Net            Dollar             Percent
              Interest Rates     Interest Income      Change              Change
              --------------     ---------------      ------              ------

           +200 Basis Points      $  40,973          $ 1,400               3.54%
           +100 Basis Points         40,270              698               1.76
           Flat Rate                 39,573                -                  -
           -100 Basis Points         38,878             (695)             (1.76)
           -200 Basis Points         38,193           (1,380)             (3.49)

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

     The nature of the Corporation's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At December 31, 2005, the Corporation did not have any hedging transactions in place such as interest rate swaps, caps or floors.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
First Chester County Corporation


     We have audited the accompanying consolidated balance sheets of First Chester County Corporation as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chester County Corporation as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Chester County Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal controls over financial reporting.



Grant Thornton LLP
Philadelphia, Pennsylvania
March 10, 2006

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                                         December 31
                                                                                      ----------------------------
                                                                                           2005              2004
                                                                                      --------------    ----------
ASSETS
    Cash and due from banks                                                            $  37,401         $  24,656
    Federal funds sold and other overnight investments                                    31,000             6,500
    Interest bearing deposits                                                                542               454
                                                                                        --------          --------

                Total cash and cash equivalents                                           68,943            31,610
                                                                                        --------          --------

    Investment securities held-to-maturity (fair value of $10
        and $11 in 2005 and 2004, respectively)                                               10                10

    Investment securities available-for-sale, at fair value                               97,078           140,019

    Loans and leases                                                                     664,276           618,005
    Less allowance for possible loan and lease losses                                     (8,549)           (7,213)
                                                                                        --------          --------

                Net loans                                                                655,727           610,792

    Premises and equipment, net                                                           13,786            14,137
    Other assets                                                                           9,564             8,907
                                                                                        --------          --------

                Total assets                                                           $ 845,108         $ 805,475
                                                                                        ========          ========

LIABILITIES
    Deposits
        Non-interest-bearing                                                           $ 136,082         $ 125,452
        Interest-bearing (including certificates of deposit over $100 of
          $61,281 and $33,048 - 2005 and 2004, respectively)                             560,015           537,566
                                                                                        --------          --------

                Total deposits                                                           696,097           663,018

    Federal Home Loan Bank advances and other borrowings                                  68,900            66,464
    Subordinated debt                                                                     15,465            15,465
    Other liabilities                                                                      5,969             5,126
                                                                                        --------          --------

                Total liabilities                                                        786,431           750,073
                                                                                        --------          --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares; Outstanding
        5,279,815 at December 31, 2005 and 4,799,666
        at December 31, 2004                                                               5,280             4,800
    Additional paid-in capital                                                            12,441             2,052
    Retained earnings                                                                     46,503            53,749
    Accumulated other comprehensive loss                                                  (1,929)              (78)
    Treasury stock, at cost: 2005 - 136,092 and 2004 - 237,441                            (3,618)           (5,121)
                                                                                        --------          --------

                Total stockholders' equity                                                58,677            55,402
                                                                                        --------          --------

                Total liabilities and stockholders' equity                             $ 845,108         $ 805,475
                                                                                        ========          ========

The accompanying notes are an integral part of these statements.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share)                                                  Years ended December 31
                                                                                   -------------------------------------
                                                                                       2005           2004       2003
                                                                                   -----------    ----------  ----------
INTEREST INCOME
    Loans and leases, including fees                                               $   39,402     $   32,046  $   28,724
    Investment securities                                                               4,441          5,223       4,595
    Federal funds sold and other overnight investments                                    752            243         211
    Deposits in banks                                                                       9              6           3
                                                                                    ---------      ---------   ---------
             Total interest income                                                     44,604         37,518      33,533
                                                                                    ---------      ---------   ---------
INTEREST EXPENSE

    Deposits                                                                           10,009          5,304       5,887
    Securities sold under repurchase agreements                                             0              0           3
    Subordinated debt                                                                   1,015            728         312
    Federal Home Loan Bank advances and other borrowings                                2,555          1,831         952
                                                                                    ---------      ---------   ---------
             Total interest expense                                                    13,579          7,863       7,154
                                                                                    ---------      ---------   ---------
             Net interest income                                                       31,025         29,655      26,379

PROVISION FOR POSSIBLE LOAN AND LEASE LOSSES                                            1,382          1,164       2,519
                                                                                    ---------      ---------   ---------
             Net interest income after provision for possible loan and lease losses    29,643         28,491      23,860
                                                                                    ---------      ---------   ---------
NON-INTEREST INCOME

    Trust and Investment Services                                                       3,393          3,486       3,277
    Service charges on deposit accounts                                                 1,954          2,115       2,021
    Investment securities gains, net                                                       58             70         410
    Operating lease rental income                                                         998            828         867
    Gains (losses) on the sale of fixed assets and OREO                                    (6)           145       1,012
    Gains and fees on the sale of residential mortgages                                   474            377       1,019
    Gains on the sale of credit card portfolio                                             --             34         306
    Proceeds from life insurance                                                           --             --         422
    Other                                                                               2,454          2,258       2,172
                                                                                    ---------      ---------   ---------
             Total non-interest income                                                  9,325          9,313      11,506
                                                                                    ---------      ---------   ---------
NON-INTEREST EXPENSE

    Salaries and employee benefits                                                     15,881         15,815      14,971
    Occupancy, equipment, and data processing                                           5,605          5,361       5,476
    Depreciation expense on operating leases                                              869            740         691
    FDIC deposit insurance                                                                 91             86          88
    Bank shares tax                                                                       549            517         493
    Professional services                                                               2,601          1,748       1,162
    Other                                                                               4,961          4,946       4,519
                                                                                    ---------      ---------   ---------
             Total non-interest expense                                                30,557         29,213      27,400
                                                                                    ---------      ---------   ---------

             Income before income taxes                                                 8,411          8,591       7,966

INCOME TAXES                                                                            1,900          2,430       2,161
                                                                                    ---------      ---------   ---------
NET INCOME                                                                         $    6,511     $    6,161  $    5,805
                                                                                    =========      =========   =========
PER SHARE
    Basic earnings per common share                                                $    1.28      $     1.24  $     1.18
                                                                                    ========       =========   =========
    Diluted earnings per common share                                              $    1.24      $     1.19  $     1.14
                                                                                    ========       =========   =========
    Dividends declared                                                             $   0.525      $    0.505  $    0.493
                                                                                    ========       =========   =========

The accompanying notes are an integral part of these statements.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                                             Additional               Other                               Total
                                            Common Stock       Paid-in   Retained Comprehensive Treasury Comprehensive Stockholders'
(Dollars in thousands)                  Shares     Par Value   Capital   Earnings  Income(Loss)  Stock      Income        Equity
                                        ------     --------- ----------  -------- ------------- -------- ------------- ------------

Balance at January 1, 2003           4,799,666    $  4,800  $    860     $ 46,746    $  1,378  $ (5,172)   $     -       $ 48,612

    Net income                               -           -         -        5,805           -         -      5,805          5,805
    Cash dividends declared                  -           -         -       (2,434)          -         -          -         (2,434)
    Other Comprehensive Income
       Net unrealized gains on
         investment securities
         available-for-sale                  -           -         -            -      (1,072)        -     (1,072)        (1,072)
    Treasury stock transactions              -           -     1,017            -           -      (178)         -            839

    Comprehensive Income                                                                                   $ 4,733
                                                                                                            ======

Balance at December 31, 2003         4,799,666    $  4,800  $  1,877     $ 50,117    $    306  $ (5,350)   $     -       $ 51,750

    Net income                               -           -         -        6,161           -         -      6,161          6,161
    Cash dividends declared                  -           -         -       (2,529)          -         -          -         (2,529)
    Other Comprehensive Income
       Net unrealized gains on
       investment securities
       available-for-sale                    -           -         -            -        (384)        -       (384)          (384)
    Treasury stock transactions              -           -      (328)           -           -       229          -            (99)
    Tax benefit from stock
       option exercises                      -           -       503            -           -         -          -            503

    Comprehensive Income                                                             $  5,777
                                                                                      =======

Balance at December 31, 2004         4,799,666    $  4,800  $  2,052     $ 53,749    $    (78) $ (5,121)$        -       $ 55,402

    Net income                               -           -         -        6,511           -         -      6,511          6,511
    Cash dividends declared                  -           -         -       (2,665)          -         -          -         (2,665)
    Stock dividends declared           480,149         480    10,612      (11,092)          -         -          -              -
    Other Comprehensive Income
       Net unrealized (losses)
       gains on investment
       securities available-
       for-sale                              -           -         -            -      (1,851)        -     (1,851)        (1,851)
    Treasury stock transactions              -           -      (223)           -           -     1,503          -          1,280

    Comprehensive Income                                                                                   $ 4,660
                                                                                                            ======

Balance at December 31, 2005         5,279,815    $  5,280  $ 12,441     $ 46,503    $ (1,929) $ (3,618)   $     -       $ 58,677
                                     =========     =======   =======      =======     =======   =======     ======        =======


The accompanying notes are an integral part of these statements

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                 Years ended December 31
                                                                            --------------------------------------
                                                                                2005          2004           2003
                                                                            ------------   ----------     ---------
OPERATING ACTIVITIES
    Net income                                                              $   6,511    $    6,161      $   5,805
    Adjustments to reconcile net income to net
           cash provided by operating activities
        Depreciation                                                            2,615         1,558          2,744
        Provision for loan losses                                               1,382         1,164          2,519
        Amortization of investment security
           premiums and accretion of discounts, net                               194           563          1,812
        Amortization of deferred loan fees                                       (111)          (54)          (234)
        Investment securities (gains) losses, net                                 (58)          (70)          (410)
        (Increase) decrease in other assets                                    (2,508)         (361)          (620)
        Increase (decrease) in other liabilities                                  843           524           (379)
                                                                             --------     ---------       --------

                Net cash provided by operating activities                       8,868         9,485         11,237
                                                                             --------     ---------       --------

INVESTING ACTIVITIES
    Net increase in loans                                                     (46,206)     (106,517)       (64,668)
    Proceeds from sales of investment securities available-for-sale            85,784        32,066         17,736
    Proceeds from maturities of investment securities                          56,985       101,351         71,243
    Purchase of investment securities available-for-sale                      (99,964)     (143,131)       (95,909)
    Purchase of premises and equipment, net                                    (2,264)       (2,527)        (1,968)
                                                                             --------     ---------       --------

                Net cash used in investing activities                         ( 5,665)     (118,758)       (73,566)
                                                                             --------     ---------       --------

FINANCING ACTIVITIES
    Increase (decrease) in Federal Home Loan Bank Advances S-T                    750          (850)           849
    Increase (decrease) in Federal Home Loan Bank Advances L-T                  1,686        26,771         17,015
    Increase (decrease) in deposits                                            33,079        85,704         18,576
    Cash dividends paid                                                        (2,665)       (2,529)        (2,434)
    Proceeds from issuance of
      subordinated debt                                                             -             -         10,000
    Net increase in Treasury Stock                                              1,280           404            839
                                                                             --------     ---------       --------

                Net cash provided by financing activities                      34,130       109,500         44,845
                                                                             --------     ---------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      37,333           227        (17,484)

Cash and cash equivalents at beginning of year                                 31,610        31,383         48,867
                                                                             --------     ---------       --------

Cash and cash equivalents at end of year                                    $  68,943    $   31,610      $  31,383
                                                                             ========     =========       ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Chester County Corporation (the "Corporation"), through its wholly-owned subsidiary, First National Bank of Chester County (the "Bank"), has been serving the residents and businesses of Chester County, Pennsylvania, since 1863. The Bank is a locally managed community bank providing loan, deposit, cash management and trust and investment services from its twenty branch locations. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, Internet banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund insurance and brokerage companies.

     The Corporation and the Bank, and their wholly-owned subsidiaries FNB Property Management, LLC, First National Insurance Services, LLC, and Turks Head Properties, Inc., First Chester County Capital Trust I ("Trust I"), and First Chester County Capital Trust II ("Trust II") are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Corporation and the Bank for adherence to laws and regulations.

     1. Basis of Financial Statement Presentation

     The accounting policies followed by the Corporation and its wholly-owned subsidiaries conform to generally accepted accounting principles ("GAAP") and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank, Turks Head Properties, Turks Head II, First National Bank Investment Services, and FNB Properties. All significant intercompany transactions have been eliminated.

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

     Statement of Financial Accounting Standards ("SFAS") No. 131 establishes standards for public business enterprises reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess resources and performance. The Corporation has applied the aggregation criteria set forth in SFAS No. 131 for its operating segments to create one reporting segment, "community banking."

     The Corporation's Community Banking segment consists of construction, commercial, retail, and mortgage banking. The community banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Corporation. For example, construction and commercial lending is dependent upon the ability of the Corporation to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Corporation as one operating segment or unit.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Management has determined that Trust I and Trust II (Trust I and Trust II, collectively, the "Trusts") each qualify as variable interest entities under FASB Interpretation 46 (FIN 46). Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I and Trust II holds, as its sole asset, subordinated debentures issued by the Corporation. Trust I and Trust II are included in the Corporation's consolidated statements of income for 2003. The Corporation has evaluated the impact of FIN 46 and concluded it should continue to consolidate the Trusts' financial statements with the Corporation's financial statements as of December 31, 2003, in part, due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

     Subsequent   to  the  issuance  of  FIN  46,  the  FASB  issued  a  revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required the Corporation to deconsolidate the Trusts. Accordingly, the Corporation deconsolidated the Trusts at the end of the first quarter of 2004, which resulted in an increase in outstanding debt of $15.10 million. In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to restriction. Based on the final rule, the Corporation expects to include all of its $5.2 million in trust preferred securities in Tier I Capital.

     2. Financial Instruments

     The Corporation follows SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, and deposits and borrowings.

     3. Investment Securities

     The Corporation follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Corporation does not engage in security trading, the balance of its debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income.

     The Corporation adopted EITF 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" that is impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure under EITF 03-1 is required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

     The Corporation adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended by SFAS No. 138 on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation did not have any derivative instruments at December 31, 2005, 2004, and 2003.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     4. Loans and Leases and Allowance for Loan and Lease Losses

     Loans and leases that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan and lease principal considered to be uncollectible by Management is charged against the allowance for loan and lease losses. The allowance is an amount that Management believes will be adequate to absorb possible losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans, loss experience, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan and lease total amounts. Loss estimates for specified problem loans and leases are also detailed. Interest on loans and leases is accrued and credited to operations based upon the principal amount outstanding. Certain origination and commitment fees and related direct loan or lease origination costs are deferred and amortized over the contractual life of the related loans and leases, resulting in an adjustment of the related loan's yield. Accrual of interest is discontinued on a loan when Management believes that the borrower's financial condition is such that collection of interest and principal is doubtful. Upon such discontinuance, all unpaid accrued interest is reversed.

     The Corporation accounts for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires loan impairment to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price or the fair value of the collateral if the loan is collateral dependent. If it is probable that a creditor will foreclose on a property, the creditor must measure impairment based on the fair value of the collateral. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

     Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses and unamortized fees on sales of residential mortgage loans are included in non-interest income.

     The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral.

     The Corporation adopted FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of FIN 45, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has issued financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in underlying agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record an initial liability, other than the fees received for these letters of credit, unless it became probable that the Corporation would have to perform under the letter of credit. Under FIN 45, the Corporation will record a liability equal to the initial fair value of the liability for the letters of credit. The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amounts of future payments of letters of credit outstanding as of December 31, 2005 were $19.0 million, and they expire through March 31, 2019. Amounts due under these letters of credit would be reduced by any proceeds that the

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Corporation would be able to obtain in liquidating the collateral for the letter of credit, which varies depending on the customer. The adoption of the provisions of FIN 45 is not expected to have a material impact on the financial condition or results of operation of the Corporation.

     The Corporation follows the Staff Accounting Bulletin (SAB) No. 102 issued by the SEC which provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with United States GAAP. The adoption of SAB No. 102 did not to have a material impact on the Company's financial position or results of operations.

     1. Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Assets are depreciated over their estimated useful lives, principally by the straight-line method.

     The Corporation accounts for impairment of long-term assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard requires recognition and measurement of long-lived assets to be held and used or to be disposed of by sale. The Corporation had no impaired long-lived assets at December 31, 2005, 2004, or 2003.

     2. Contributions

     The Corporation accounts for contributions in accordance with SFAS No. 116, "Accounting for Contributions Received and Contributions Made." SFAS No. 116 specifies that contributions made by the Corporation be recognized as expenses in the period made and as decreases of assets or increases of liabilities depending on the form of the benefits given. In accordance with SFAS No. 116, the Corporation incurred contribution expenses relating to long-term commitments to local not-for-profit organizations of $192,000, $52,000 and $94,000 during 2005, 2004 and 2003, respectively.

     3. Income Taxes

     The Corporation accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense and benefits are the result of changes in deferred tax assets and liabilities.

     4. Employee Benefit Plans

     The Corporation has certain employee benefit plans covering eligible employees. The Bank accrues such costs as earned by the employee.

     5. Stock Based Compensation Plan

     At December 31, 2005, the Corporation had one stock-based compensation plan. The Corporation accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                              2005              2004           2003
                                                                           ---------         ---------      ---------
     Net income (in thousands)       As reported                            $  6,511         $   6,161       $  5,805
     Stock-based compensation
       costs determined under fair
       value method for all awards                                               114                39             87
                                                                            -------          --------        -------

                                     Pro forma                              $  6,397         $   6,122       $  5,718
                                                                            =======          ========        =======
     Earnings per share (Basic)      As reported                            $   1.28         $    1.24       $   1.18
                                     Pro forma                              $   1.23         $    1.23       $   1.16
     Earnings per share (Diluted)    As reported                            $   1.24         $    1.19       $   1.14
                                     Pro forma                              $   1.22         $    1.18       $   1.12

     The fair value of an option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 2.74%; expected volatility of 0.66; risk-free interest rate of 4.34%; and an expected life of 2.14 years.

     FASB Statement No. 123 (revised 2004), Share-based payment. Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based transactions using the fair-value-0based method: and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement No. 123(R) is effective for the Corporation beginning July 1 2005. The Corporation anticipates using the modified prospective transition method with the adoption of this standard. Management has not yet determined the effect on the Corporation's net income of adopting Statement No. 123(R).

     10. Trust and Investment Services Division Assets and Income

     Assets held by the Corporation in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Bank or Corporation. Operating income and expenses of the TIS Division are included under their respective captions in the accompanying consolidated statements of income and are recorded on the accrual basis.

     11. Earnings per Share and Stockholders' Equity

     The Corporation follows the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share ("EPS") and requires presentations of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. All per share data has been retroactively adjusted for stock dividends.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     12. Cash Flow Information

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments. Generally, federal funds are purchased and sold for one-day periods. Cash paid during the years ended December 31, 2005, 2004, and 2003 for interest was $12.9 million, $7.9 million, and $7.6 million, respectively. Cash paid during the years ended December 31, 2005, 2004, and 2003 for income taxes was $2.3 million, $1.7 million, and $2.1 million, respectively.

     13. Reporting Comprehensive Income

     The Corporation follows the provisions of SFAS No. 130, "Reporting of Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. Total comprehensive income is the sum of other comprehensive income (loss) and net income.

                                                                               December 31, 2005
                                                           --------------------------------------------------
    (Dollars in thousands)                                  Before                  Tax             Net of
                                                              Tax               (Expense)            Tax
                                                            Amount               Benefit             Amount
                                                            ------              ---------          ----------
    Unrealized holding gains (losses) arising
     during the period                                     $ (2,983)            $  1,095            $ (1,888)
    Reclassification adjustment
         for gains realized in net income                        58                  (21)                 37
                                                            -------              -------             -------

    Other comprehensive loss                               $ (2,925)            $  1,074            $ (1,851)
                                                            =======              =======             =======

                                                                               December 31, 2004
                                                           --------------------------------------------------

    (Dollars in thousands)                                  Before                  Tax             Net of
                                                              Tax               (Expense)            Tax
                                                            Amount               Benefit             Amount
                                                            ------              ---------          ----------
    Unrealized holding losses arising during the period    $   (651)            $    221            $   (430)
    Reclassification adjustment
         for gains realized in net income                        70                  (24)                 46
                                                            -------              -------             -------

    Other comprehensive income                             $   (581)            $    197            $   (384)
                                                            =======              =======             =======

                                                                               December 31, 2003
                                                           --------------------------------------------------

    (Dollars in thousands)                                  Before                  Tax             Net of
                                                              Tax               (Expense)            Tax
                                                            Amount               Benefit             Amount
                                                            ------              ---------          ----------
    Unrealized holding gains (losses) arising
     during the period                                     $ (2,034)            $    691            $ (1,343)
    Reclassification adjustment
         for gains realized in net income                       410                 (139)                271
                                                            -------              -------             -------

    Other comprehensive loss                               $ (1,624)            $    552            $ (1,072)
                                                            =======              =======             ========

         Advertising Costs

    The Bank expenses advertising costs as incurred.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     14. Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B - INVESTMENT SECURITIES

     The amortized  cost,  gross  unrealized  gains and losses,  and fair market
     value  of  the  Corporation's   available-for-sale   and   held-to-maturity
     securities at December 31, 2005 and 2004 are summarized as follows:

                                              Held-to-Maturity                        Available-for-Sale
                              ------------------------------------------ ------------------------------------------
    (Dollars in thousands)                Gross       Gross                           Gross       Gross
            2005              Amortized  Unrealized Unrealized   Fair    Amortized  Unrealized  Unrealized   Fair
            ----                 Cost      Gains      Losses     Value      Cost      Gains       Losses     Value
                              ---------  ---------- ----------  -------- ---------  ----------  ----------   ------

    U.S. Treasury             $       -  $       -   $       -  $      -  $   2,504  $       -     $   (28)  $  2,476
    U.S. Government agency            -          -           -         -      1,040          1         (23)     1,018
    Mortgage-backed securities        -          -           -         -     57,456          3      (1,439)    56,020
    State and municipal              10          -           -        10     15,672          3        (515)    15,160
    Corporate securities              -          -           -         -     12,326         36        (571)    11,791
    Corporate CMO's                   -          -           -         -      1,329          -         (34)     1,295
Asset-backed securities               -          -           -         -        117          -          (1)       116
    Mutual funds                      -          -           -         -        796          -          (8)       788
    Other equity securities           -          -           -         -      8,758         53        (397)     8,414
                               --------   --------    --------   -------   --------   --------      -------   -------

                              $      10  $       -   $       -  $     10  $  99,998  $      96     $(3,016)  $ 97,078
                               ========   ========    ========   =======   ========   ========      ======    =======

                                              Held-to-Maturity                        Available-for-Sale
                              ------------------------------------------ ------------------------------------------
    (Dollars in thousands)                Gross       Gross                           Gross       Gross
            2004              Amortized  Unrealized Unrealized   Fair    Amortized  Unrealized  Unrealized   Fair
            ----                 Cost      Gains      Losses     Value      Cost      Gains       Losses     Value
                              ---------  ---------- ----------  -------- ---------  ----------  ----------   ------

    U.S. Treasury             $       -  $       -   $       -  $      -   $ 27,503   $     11    $      -   $ 27,514
    U.S. Government agency            -          -           -         -      1,058          2         (11)     1,049
    Mortgage-backed securities        -          -           -         -     65,830        226        (371)    65,685
    State and municipal              10          1           -        11     24,797        109        (193)    24,713
    Corporate securities              -          -           -         -     12,069        209        (102)    12,176
    Corporate CMO's                   -          -           -         -      1,687          1          (1)     1,687
    Asset-backed securities           -          -           -         -        377          -          (1)       376
    Mutual funds                      -          -           -         -        863          -         (66)       797
    Other equity securities           -          -           -         -      5,951         71           -      6,022
                               --------   --------    --------   -------    -------    -------     -------    -------

                              $      10  $       1   $       -  $     11   $140,135   $    629    $   (745)  $140,019
                               ========   ========    ========   =======    =======    =======     =======    =======

     The amortized cost and estimated fair value of debt securities classified as available-for-sale and held-to-maturity at December 31, 2005, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES - continued

                                                         Held-to-Maturity                   Available-for-Sale
                                                   ------------------------            ---------------------------
     (Dollars in thousands)                         Amortized         Fair             Amortized            Fair
                                                       Cost           Value               Cost              Value
                                                    ---------      --------            ---------          --------


       Due in one year or less                      $      -       $      -            $   3,870          $  3,816
       Due after one year through five years                10             10             14,434            13,956
       Due after five years through ten years              -              -               12,227            11,683
       Due after ten years                                 -              -                2,340             2,285
                                                     ---------      ---------           --------           -------
                                                            10             10             32,871            31,740
       Mortgage-backed securities                          -              -               57,456            56,020
       Asset-backed securities                             -              -                  117               115
       Mutual Funds                                        -              -                  797               788
       Other equity securities                             -              -                8,757             8,415
                                                     ---------      --------            --------           -------
                                                    $       10     $       10          $  99,998          $ 97,078
                                                     =========      =========           ========           =======

     Proceeds from the sale of investment securities available for sale during 2005 were $85.8 million. Gains of $112,000, $371,000, and $550,000, and losses of $54,000, $301,000, and $140,000 were realized on sales of securities in 2005, 2004, and 2003, respectively. The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was
     $73.3   million  and  $68.7   million  at  December   31,  2005  and  2004,
     respectively. There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

     The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 (Dollars in thousands).

      Description of         Number of
        Securities          Securities       Less than 12 months           12 months or longer              Total
    -----------------      ------------   -------------------------    -------------------------   ----------------------
                                           Fair        Unrealized        Fair       Unrealized     Fair        Unrealized
                                          Value           Losses        Value          Losses      Value          Losses
                                          -----        ------------     -----       ----------     ------      ----------
    U.S. Government
      treasury                  1         $ 2,476       $   (28)       $     -       $     -       $ 2,476      $   (28)

    U.S. Government
      agency                    1               -             -            990           (23)          990          (23)

    Mortgage backed            28          14,472          (192)        40,164        (1,247)       54,636       (1,439)

    Municipal securities       34           4,734          (163)        10,423          (353)       15,157         (516)

    Corporate bonds            10           6,240          (252)         3,521          (319)        9,761         (571)

    Corporate CMO's             3           1,267           (33)            28            (1)        1,295          (34)

    Asset-backed                2               -             -            115            (1)          115           (1)
                           ------          ------        ------         ------        ------        ------       -------

    Subtotal                   79          29,189          (668)        55,241        (1,944)       84,430       (2,612)

    Marketable equity
      securities                1               -             -          4,250          (404)        4,250         (404)
                           ------          ------        ------         ------        ------        ------       -------

    Total temporarily
      impaired investment
     securities                80         $29,189       $  (668)       $59,491       $(2,348)      $88,680      $(3,016)
                           ======          ======        ======         ======        ======        ======       =======

    Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that are impaired as of December 31, 2005.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES - continued


    The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004 (Dollars in thousands).

      Description of         Number of
        Securities          Securities       Less than 12 months           12 months or longer              Total
    -----------------      ------------   -------------------------    -------------------------   ----------------------
                                           Fair        Unrealized        Fair       Unrealized     Fair        Unrealized
                                          Value           Losses        Value          Losses      Value          Losses
                                          -----        ------------     -----       ----------     ------      ----------

    U.S. Government
      treasury                  -         $    -        $     -        $     -      $      -       $     -      $     -

    U.S. Government
      agency                    1               -             -          1,002           (11)        1,002          (11)

    Mortgage backed            14          29,919          (169)        21,435          (202)       51,354         (371)

    Municipal securities       30           2,946           (17)         8,962          (176)       11,908         (193)

    Corporate bonds             4           1,079            (7)         2,697           (96)        3,776         (102)

    Corporate CMO's             1              49            (1)             -             -            49           (1)

    Asset-backed                2               -             -            376            (1)          376           (1)
                           ------          ------        ------         ------       -------        ------       -------

    Subtotal                   52          23,993          (193)        34,472          (486)       68,465         (679)

    Marketable equity
      securities                1               -             -            863           (66)          863          (66)
                           ------          ------        ------         ------       -------        ------       -------

    Total temporarily
      impaired investment
     securities                53         $33,993       $(  193)       $35,335      $(   552)      $69,328      $(  745)
                           ======          ======        ======         ======       =======        ======       =======

     Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that are impaired as of December 31, 2004.

NOTE C - LOANS AND LEASES

     Major classifications of loans are as follows:

     (Dollars in thousands)                                                     2005                2004
                                                                           ------------        ------------
        Commercial loans                                                   $  218,365           $ 187,903
        Real estate - construction                                             49,095              59,093
        Real estate - other                                                   266,067             243,490
        Consumer loans                                                        112,993             101,157
        Lease financing receivables                                            17,756              26,362
                                                                            ---------            --------
                                                                              664,276             618,005
        Less: Allowance for loan and lease losses                              (8,549)             (7,213)
                                                                            ---------            --------

                                                                           $  655,727           $ 610,792
                                                                            =========            ========

     Loan and lease balances on which the accrual of interest has been discontinued amounted to approximately $8.4 million and $7.9 million at December 31, 2005 and 2004, respectively. Interest on these non-accrual loans and leases would have been approximately $638,000 and $211,000 in 2005 and 2004, respectively. Loan and lease balances past due 90 days or more, which are not on a non-accrual status, but which Management expects will eventually be paid in full,

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE C - LOANS AND LEASES - Continued

     amounted to $0 at both December 31, 2005 and 2004. Changes in the allowance for loan and lease losses are summarized as follows:

     (Dollars in thousands)                                                    2005          2004           2003
                                                                           -----------    ----------     ---------
        Balance at beginning of year                                        $  7,213       $  5,864       $  6,230
           Provision charged to operating expenses                             1,382          1,164          2,519
           Recoveries of charged-off loans                                       437          1,095            214
           Loans charged-off                                                    (483)          (910)        (3,099)
                                                                             -------        -------        -------
        Balance at end of year                                              $  8,549       $  7,213       $  5,864
                                                                             =======        =======        =======

     The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     The balance of impaired loans was $8.4 million, $7.9 million, and $3.1 million at December 31, 2005, 2004, and 2003, respectively. The associated allowance for loan and lease losses for impaired loans was $897,000, $882,000, and $309,000 at December 31, 2005, 2004, and 2003, respectively.

     During 2005, activity in the allowance for impaired loan and lease losses included a provision of $365,000, write offs of $122,000, recoveries of $0, and loans paid off or returned to performing status of $0. Interest income of $0 was recorded in 2005, while contractual interest in the same period amounted to $638,000. Cash collected on impaired loans in 2005 was $1.9 million, of which $1.9 million was applied to principal and $0 was applied to past due interest.

     During 2004, activity in the allowance for impaired loan and lease losses included a provision of $808,000, write offs of $61,000, recoveries of $1,000 and loans paid off or returned to performing status of $1,000. Interest income of $0 was recorded in 2004, while contractual interest in the same period amounted to $211,000. Cash collected on impaired loans in 2004 was $1.2 million, of which $1.2 million was applied to principal and $27,000 was applied to past due interest.

     During 2003, activity in the allowance for impaired loan and lease losses included a provision of $836,000, write offs of $267,000, recoveries of $32,000, and loans paid off or returned to performing of $784,000. Interest income of $46,000 was recorded in 2003, while contractual interest in the same period amounted to $348,000. Cash collected on impaired loans in 2003 was $3.7 million; $3.4 million was applied to principal and $46,000 was applied to past due interest.

     In the normal course of business, the Bank makes loans to certain officers, directors, and their related interests. All loan transactions entered into between the Bank and such related parties were made on the same terms and conditions as transactions with all other parties. In Management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2005 and 2004, was approximately $21.7 million and $11.6 million, respectively. In 2005 and 2004, new loans to these individuals and principal payments on these loans amounted to approximately $13.4 million and $2.2 million, respectively.

NOTE D - PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

    (Dollars in thousands)   Useful Lives         2005              2004           2003
                             ------------     ----------         ----------      ----------
        Premises              5 - 40 Years    $   16,356         $   15,532       $   15,233
        Equipment             1 - 5  Years        20,282             18,842           16,614

                                                  36,638             34,374           31,847
                                               ---------          ---------        ---------
        Less Accumulated depreciation            (22,852)           (20,237)         (18,679)
                                               ---------          ---------        ---------

                                              $   13,786         $   14,137       $   13,168
                                               =========          =========        =========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE D - PREMISES AND EQUIPMENT - Continued

     For 2005, included in the above equipment and accumulated depreciation are $5.0 million and $1.6 million of operating leased assets, respectively. For 2004, included in the above equipment and accumulated depreciation are $3.9 million and $1.0 million of operating leased assets, respectively. For 2003, included in the above equipment and accumulated depreciation are $3.3 million and $691,000 of operating leased assets, respectively.

NOTE E - DEPOSITS

     At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

     (Dollars in thousands)
     2006                                $ 134,937
     2007                                   24,190
     2008                                    8,141
     2009                                    4,219
     2010                                    2,164
     Thereafter                             13,483
                                          --------
                                         $ 187,134

NOTE F - BORROWINGS

     The Bank, as a member of the FHLB, maintains several credit facilities secured by the Bank's mortgage-related assets. FHLB borrowings provide additional funds to meet the Bank's liquidity needs. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $189.2 million of which 65.2% or $123.3 million is currently available. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     1. Short Term Borrowings

     Short term FHLB advances generally have maturities of less than one year. The details of these short term advances are as follows:

    (Dollars in thousands)                                                      2005           2004        2003
                                                                              ---------     ---------   --------
    Average balance outstanding                                               $  5,000      $  3,407    $  3,994
    Maximum amount outstanding at any month-end during the period             $  5,000      $  4,778    $ 15,351
    Balance outstanding at period end                                         $  5,000      $  4,250    $    850
    Weighted-average interest rate during the period                             3.19%         2.14%       2.65%
    Weighted-average interest rate at period end                                 3.74%         1.55%       3.58%

     * Short term advances above do not include a Federal Funds purchased amount of $3,003 and $1,020 for the periods ending 2005 and 2004 respectively.

     2. Long Term Borrowings

     At December 31, 2005 and 2004, long term advances from the FHLB totaled $60,897 and $61,194. Long term advances consist of fixed-rate amortizing and non-amortizing advances that will mature within one to ten years. The amortizing advances had a weighted average interest rate of 5.53%, 5.56%, and 5.62% and the non-amortizing advances had a weighted average interest rate of 3.39%, 2.73%, and 2.92% for 2005, 2004, and 2003, respectively.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE F - BORROWINGS - Continued

     As of December 31, 2005, Long term FHLB advances mature as follows:

     (Dollars in thousands)
     2006                                $   4,566
     2007                                    5,946
     2008                                   23,816
     2009                                   14,070
     2010                                    5,070
     Thereafter                              7,429
                                          --------
                                         $  60,897

NOTE G - OTHER NON-INTEREST EXPENSE

     The components of other non-interest expense are detailed as follows:

     (Dollars in thousands)                                                       2005        2004          2003
                                                                               --------     --------     --------
     Telephone, postage, and supplies                                          $  1,004     $  1,084     $  1,083
     Marketing and corporate communications                                       1,094        1,168          881
     Loan and deposit supplies                                                      569          629          634
     Director costs                                                                 285          259          201
     Travel and mileage                                                             289          367          274
     Dues and subscription                                                          110          106          101
     Trust processing                                                               300          271          278
     General expenses                                                               834          589          527
     Other                                                                          475          473          540
                                                                                -------      -------      -------

                                                                               $  4,960     $  4,946     $  4,519
                                                                                =======      =======      =======

NOTE H - INCOME TAXES

     The components of income tax expense are detailed as follows:

     (Dollars in thousands)                                                        2005        2004          2003
                                                                               ---------    --------     ---------
     Current expense                                                           $  2,401     $  2,161     $  2,282
     Deferred expense (ben efit)                                                   (501)         269         (121)
                                                                                -------      -------      -------
        Total tax expense                                                      $  1,900     $  2,430     $  2,161
                                                                                =======      =======      =======

     The income tax provision reconciled to the statutory federal rate follows:

                                                                                 2005          2004          2003
                                                                                ------        ------        ------

       Statutory rate                                                            34.0%         34.0%        34.0%
       Increase (decrease) in tax rate from
          Tax-exempt loan and investment income                                  (4.9)         (4.6)        (3.3)
          Tax credits                                                            (3.2)         (2.9)        (2.7)
          Other, net                                                             (3.3)          1.8         (0.9)
                                                                                 ----          ----         ------

       Applicable income tax rate                                                22.6%         28.3%        27.1%
                                                                                 ====          ====         ====

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

     The net deferred tax asset consists of the following:

           (Dollars in thousands)                                               2005          2004
                                                                             ---------      -------
       Allowance for possible loan losses                                    $  2,889      $  2,449
       Unrealized losses on investment securities available-for-sale              992            39
       Prepaid expenses                                                          (178)         (190)
       Accrued pension and deferred compensation                                  231           445
       Depreciation                                                               669           375
       Bond accretion                                                               3            70
       Other                                                                       22           (14)
                                                                              -------       -------

              Total net deferred tax asset                                   $  4,628      $  3,174
                                                                              =======       =======

NOTE I - REGULATORY MATTERS

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon deposit levels and other factors. The average amount of those reserve balances for the years ended December 31, 2005 and 2004, was $1.5 million and $2.1 million, respectively.

     Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The Bank, without the prior approval of regulators, can declare dividends to the Corporation totaling approximately $10.0 million plus additional amounts equal to the net earnings of the Bank for the period from January 1, 2006, through the date of declaration of such a dividend, less dividends previously paid subject to the further limitations that dividends may be paid only to the extent the retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as defined by Federal law).

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and Tier I Capital to average quarterly assets (Total Risk Based Capital ratio, Tier I Capital ratio, and Leverage ratio, respectively). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which it is subject, as of December 31, 2005.

    Federal banking agencies categorized the Corporation and the Bank as well capitalized under the regulatory framework for corrective action. To be categorized as adequately capitalized the Corporation and the Bank must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that Management believes have changed the institution's category.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE I - REGULATORY MATTERS - continued

     The Corporation's and Bank's actual capital amounts and ratios are presented below:

                                                                                                To Be Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
     (Dollars in thousands)                      Actual            Adequacy Purposes           Action Provisions
                                                ------            --------------------        -------------------
                                           Amount      Ratio        Amount       Ratio         Amount       Ratio
                                           ------      -----        ------       -----         ------       -----
     As of December 31, 2005:
       Leverage Ratio

       Corporation                       $  75,373     8.80%      $  34,248     >4.00%      $  42,810       N/A
                                                                                -
       Bank                              $  69,325     8.14%      $  34,086     >4.00%      $  42,607      >5.00%
                                                                                -                          -

       Tier I Capital Ratio

       Corporation                       $  75,373    10.94%      $  27,546     >4.00%      $  41,319       N/A
                                                                                -
       Bank                              $  69,325    10.08%      $  27,512     >4.00%      $  41,269      >6.00%
                                                                                -                          -

       Total Risk Based Capital Ratio

       Corporation                       $  83,922    12.19%      $  55,092     >8.00%      $  68,865       N/A
                                                                                -
       Bank                              $  77,891    11.32%      $  55,025     >8.00%      $  68,781     >10.00%
                                                                                -                         -

                                                                                                To Be Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
     (Dollars in thousands)                      Actual            Adequacy Purposes           Action Provisions
                                                 ------            -------------------         -----------------
                                           Amount      Ratio        Amount       Ratio         Amount       Ratio
                                           ------      -----        ------       -----         ------       -----
     As of December 31, 2004:
       Leverage Ratio

       Corporation                       $  70,479     8.62%      $  32,714     >4.00%      $  40,892       N/A
                                                                                -
       Bank                              $  66,112     8.11%      $  32,604     >4.00%      $  40,755     >5.00%
                                                                                -                         -

       Tier I Capital Ratio

       Corporation                       $  70,479    10.80%      $  26,103     >4.00%      $  39,154       N/A
                                                                                -
       Bank                              $  66,112    10.16%      $  26,037     >4.00%      $  39,056     >6.00%
                                                                                -                         -

       Total Risk Based Capital Ratio

       Corporation                       $  77,692    11.91%      $  52,206     >8.00%      $  65,257       N/A
                                                                                -
       Bank                              $  73,325    11.26%      $  52,075     >8.00%      $  65,093     >10.00%
                                                                                -                         -

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

    The estimated fair values and carrying amounts are summarized as follows:

                                                                2005                               2004
                                                     -----------------------              ------------------------

    (Dollars in thousands)                                Fair       Carrying                  Fair       Carrying
                                                         Value        Amount                  Value        Amount
                                                     ------------- ----------             ------------  ----------
     Financial Assets
        Cash and cash equivalents                     $  68,943     $  68,943              $  31,610     $  31,610
        Investment securities held-to-maturity               10            10                     11            10
        Investment securities available-for-sale         97,078        97,078                140,019       140,019
        Net loans                                       630,292       664,276                585,828       618,005

     Financial Liabilities
        Deposits with no stated maturities              508,963       508,963                547,172       547,172
        Deposits with stated maturities                 174,791       187,134                106,058       115,846
        FHLB advances                                    53,528        68,900                 51,319        66,464
          Subordinated debt                              15,465        15,465                 15,465        15,465

    Off-Balance-Sheet Investments
        Commitments for extended credit
             and outstanding letters of credit        $ 262,425     $ 262,425              $ 225,392     $ 225,392


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE K - SUBORDINATED DEBT AND GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE
         CORPORATION'S SUBORDINATED DEBENTURES

     In 2003, the Corporation issued $10.0 million (net proceeds of $9.79 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through Trust II, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These subordinated debentures will be redeemed in the year 2033. The debentures and securities will each be callable by the Corporation or Trust II, as applicable, at its option after five years of the date of issuance. At December 31, 2005, the rate paid on these subordinated debentures, based on three-month London Inter-bank offering rate ("LIBOR") plus 295 basis points, was 7.20%.

     In 2002, the Corporation issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities for the purpose of raising additional capital for general corporate purposes. These securities were issued through Trust I, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These subordinated debentures will be redeemed in the year 2032. The debentures and securities will each be callable by the Corporation or Trust I, as applicable, at its option after five years of the date of issuance. At December 31, 2005, the rate paid on these subordinated debentures is based on three-month LIBOR plus 365 basis points, was 7.80%. For 2005, 2004, and 2003, interest expense for this debt was $1.0 million, $728,000, and $312,000, respectively, with an average interest rate of 6.56%, 4.71%, and 4.92%, respectively.

     Management has determined that the Trusts each qualify as variable interest entities under FIN 46. Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I holds, as its sole asset, subordinated debentures issued by the Corporation. Trust I and Trust II are included in the Corporation's consolidated statements of income for 2003. The Corporation has evaluated the impact of FIN 46 and concluded it should continue to consolidate the Trusts' financial statements with the Corporation's financial statements as of December 31, 2003, in part, due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

     Subsequent   to  the  issuance  of  FIN  46,  the  FASB  issued  a  revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required the Corporation to deconsolidate the Trusts. Accordingly, the Corporation deconsolidated the Trusts at the end of the first quarter of 2004, which resulted in an increase in outstanding debt of $15.10 million. In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to restriction. Based on the final rule, the Corporation expects to include all of its $5.2 million in trust preferred securities in Tier I Capital.

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

     Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The contract amounts are as follows:

     (Dollars in thousands)                                                                2005             2004
                                                                                        ---------        ---------

       Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                                 $ 250,152        $ 225,392
           Standby letters of credit and financial guarantees written                      12,273           11,430

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

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2005, varies up to 100%. Standby letters of credit are collaterized within Management policies.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE M - ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

     The Corporation's stock option plan allows the Corporation to grant up to 807,500 fixed stock options to key employees and directors. The options have a term of ten years and become exercisable six months after grant. The exercise price of each option equals the average between the bid and ask price of the Corporation's stock on the date of grant. The Corporation has elected to account for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its stock option plan.

     Information about stock options outstanding at December 31, 2005, is summarized as follows:

                                                                                Weighted-Average
                                                    Outstanding                  Exercise Price
                                                    -----------                 ----------------
         Balance January 1, 2003                      776,641                     $    13.78
         Granted                                           --                            --
         Exercised                                   (146,110)                         13.60
         Cancelled                                     (3,022)                         13.73
                                                     --------
         Balance December 31, 2003                    627,509                          13.83
                                                     --------

         Granted                                           --                            --
         Exercised                                   (137,114)                         13.39
         Cancelled                                     (3,740)                         13.31
                                                     --------
         Balance December 31, 2004                    486,655                          13.95
                                                     --------

         Granted                                       17,886                          24.80
         Exercised                                   (118,207)                         13.63
         Cancelled                                     (2,035)                         13.53
                                                     --------
         Balance December 31, 2005                    384,299                          14.56
                                                     ========

     The fair value of the options granted in 2005 was $9.63 per share. There were no options granted in 2004 or 2003.

                                Options Outstanding                               Options Exercisable
                        -----------------------------------   -------------------------------------------------------
                                          Weighted-Average
        Range of         Number               Remaining       Weighted-Average        Number        Weighted-Average
     Exercise-Price     Outstanding       Contractual Life     Exercisable Price    Exercisable     Exercisable Price
    ----------------    -----------       -----------------   ------------------    -----------     -----------------

    $10.10 - $12.56        56,963         3.20 years               $11.61             56,963           $11.61
    $12.73                 13,200         6.75 years               $12.73             13,200            12.73
    $13.41                 73,425         3.75 years               $13.41             73,425            13.41
    $13.64                 39,662         6.88 years               $13.64             39,662            13.64
    $13.86                 27,643         5.93 years               $13.86             27,643            13.86
    $14.09                 39,800         1.75 years               $14.09             39,800            14.09
    $14.10 - $14.38        27,720         4.29 years               $14.24             27,720            14.24
    $16.08                 57,200         2.75 years               $16.08             57,200            16.08
    $16.19 - $19.21        30,800         2.72 years               $17.51             30,800            17.51
    $24.80                 17,886         9.01 years               $24.80             17,886            24.80
                         --------                                                    -------
                          384,299                                                    384,299            14.56
                         ========                                                    =======            =====

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE N - EARNINGS PER SHARE

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                         For the Year Ended December 31, 2005
                                                     ------------------------------------------------
                                                         Income            Shares           Per-Share
                                                     (Numerator)       (Denominator)         Amount
                                                      ----------       -------------        ---------
     Basic EPS:
     Net income available to common stockholders      $6,510,718          5,104,745            $ 1.28
     Effect of Dilutive Securities
     Add options to purchase common stock                      -            135,752             (0.04)
                                                       ---------          ---------             -----
     Diluted EPS:                                     $6,510,718          5,240,497            $ 1.24
                                                       =========          =========             ====

     No anti-dilutive shares have been excluded in the computation of 2005 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2005 was $19.15

                                                        For the Year Ended December 31, 2004
                                                   --------------------------------------------------
                                                        Income            Shares           Per-Share
                                                    (Numerator)       (Denominator)          Amount
                                                    ------------      -------------        ----------

     Basic EPS:                                      $ 6,160,648          4,980,584         $    1.24
     Net income available to common stockholders
     Effect of Dilutive Securities
     Add options to purchase common stock                      -            194,342             (0.05)
                                                      ----------          ---------          --------
     Diluted EPS:                                    $ 6,160,648          5,174,926         $    1.19
                                                      ==========          =========          ========

     No anti-dilutive shares have been excluded in the computation of 2004 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2004 was $24.75

                                                          For the Year Ended December 31, 2003
                                                     ------------------------------------------------
                                                         Income            Shares           Per-Share
                                                     (Numerator)       (Denominator)          Amount
                                                     -----------       -------------        ----------
     Basic EPS:
     Net income available to common stockholders     $ 5,805,066          4,924,819          $   1.18
     Effect of Dilutive Securities
     Add options to purchase common stock                    -              157,347              (.04)
                                                      ----------         ---------            -------
     Diluted EPS:                                    $ 5,805,066          5,082,166          $   1.14
                                                      ==========         ==========           =======

     17,000 anti-dilutive shares were excluded in the computation of 2003 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average price on December 31, 2003 was $24.90

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE O - EMPLOYEE BENEFIT PLANS

     1. Qualified

     The Corporation has a qualified deferred salary savings 401(k) plan (the "401(k) Plan") under which the Corporation contributes $0.75 for each $1.00 that an employee contributes, up to the first 5% of the employee's salary. The Corporation's expenses were $324,000, $390,000, and $348,000 in 2005, 2004, and 2003, respectively. The Corporation also has a qualified defined contribution pension plan (the "QDCP Plan"). Under the QDCP Plan, the Corporation makes annual contributions into the 401(k) Plan on behalf of each eligible participant in an amount equal to 3% of salary up to $30,000 in salary plus 6% in excess of $30,000 up to $200,000. Contribution expense in 2005, 2004 and 2003 under the QDCP Plan was $406,000, $391,000 and
     $386,000, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

     2. Non-Qualified

     The Corporation makes annual contributions to a non-qualified defined contribution Plan (the "NQDCP Plan ") equal to 3% of the participant's salary. Contribution expense for 2005, 2004 and 2003 under the NQDCP Plan was $70,000, $58,000, and $67,000, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT CORPORATION ONLY

     Condensed financial information for First Chester County Corporation (Parent Corporation only) follows:

                            CONDENSED BALANCE SHEETS

     (Dollars in thousands)                                                                      December 31
                                                                                        --------------------------
                                                                                             2005          2004
                                                                                          ---------      ---------
     ASSETS
        Cash and cash equivalents                                                         $     487      $   1,409
        Investment securities available for sale, at market value                             3,313            495
        Investment in subsidiaries, at equity                                                68,851         68,354
        Intercompany loan                                                                     1,322            989
        Other assets                                                                            681             68
                                                                                           --------       --------

           Total assets                                                                   $  74,654      $  71,315
                                                                                           ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Subordinated debt                                                                 $  15,465      $  15,465
        Other liabilities                                                                       512            448
        Stockholders' equity                                                                 58,677         55,402
                                                                                           --------       --------

           Total liabilities and stockholders' equity                                     $  74,654      $  71,315
                                                                                           ========       ========

                         CONDENSED STATEMENTS OF INCOME

     (Dollars in thousands)                                                          Year ended December 31
                                                                           ----------------------------------------
                                                                               2005          2004           2003
                                                                           ------------  ------------   ----------
     INCOME
        Dividends from subsidiaries                                         $       -    $       -       $   3,978
        Dividends from investment securities                                      158            42             20
        Other income                                                              276           270             93
                                                                             --------     ---------       --------

           Total income                                                           434           312          4,091
                                                                             --------     ---------       --------
     EXPENSES
        Other expenses                                                          1,385         1,026            454
                                                                             --------      --------       --------
           Total expenses                                                       1,385         1,026            454
                                                                             --------      --------       --------
           Income before equity in undistributed
               income of subsidiaries                                            (951)         (714)         3,637

     EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES                                                            7,462         6,875          2,168
                                                                             --------      --------       --------

           NET INCOME                                                       $   6,511     $   6,161      $   5,805
                                                                             ========      ========       ========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT CORPORATION ONLY - continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31
                                                                             -------------------------------------
     (Dollars in thousands)                                                    2005          2004           2003
                                                                             --------      --------       --------

     OPERATING ACTIVITIES
        Net income                                                          $   6,511      $  6,161      $   5,805
        Adjustments to reconcile net income to net cash
               provided by operating activities
           Equity in undistributed income of subsidiary                        (3,063)       (6,858)          (739)
            (Increase) decrease in other assets                                   (14)          639           (259)
           Increase in other liabilities                                          258          (592)            27
                                                                             --------       --------      --------

                  Net cash provided by (used in) operating activities           3,692          (650)         4,834
                                                                             --------       --------      --------

     INVESTING ACTIVITIES
        Proceeds from sales and maturities of investment securities               -            (100)           -
        Purchases of investment securities available for sale                  (3,230)          -              -
        Additional investment in subsidiaries                                      -            -           (8,087)
                                                                             --------       -------       --------

        Net cash used in investing activities                                  (3,230)         (100)        (8,087)
                                                                             --------       -------       --------

     FINANCING ACTIVITIES
        Repayments of Inter-company loans                                          -            -           (1,237)
        Dividends paid                                                         (2,665)       (2,529)        (2,434)
        Proceeds from issuance of  subordinated debt                               -             -          10,000
        Purchase of treasury stock and tax benefit from stock option
           exercise                                                             1,281           405            839
                                                                             --------       -------       --------

                  Net cash used in financing activities                        (1,384)       (2,124)         7,168
                                                                             --------       --------      --------

     NET INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                         (922)       (2,874)         3,915

     Cash and cash equivalents at beginning of year                             1,409         4,283            368
                                                                             --------       -------       --------

     Cash and cash equivalents at end of year                               $     487      $  1,409      $   4,283
                                                                             ========       =======       ========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly results of operations is as follows:

              2005
              ----

    (Dollars in thousands, except per share)         December 31       September 30        June 30      March 31
                                                     -----------       ------------     -------------  ----------

    Interest income                                     $ 12,102          $ 11,592        $ 10,726      $ 10,184
    Interest expense                                       4,157             3,756           3,099         2,567
                                                         -------           -------         -------       -------
    Net interest income                                    7,945             7,836           7,627         7,617

    Provision for loan losses                                 60               311             504           507
    Investment securities gains (loss), net                   --                (2)             (8)           67
    Income before income taxes                             3,085             2,397           1,501         1,428
    Net income                                             2,578             1,843           1,072         1,018

       Per share
       Net income (Basic)                                   0.50              0.36            0.21          0.20
       Net Income (Diluted)                                 0.49              0.35            0.21          0.19
       Dividends declared                               $ 0.1350          $ 0.1300        $ 0.1300      $ 0.1283

              2004
              ----

    (Dollars in thousands, except per share)

    Interest income                                     $  9,989          $  9,835        $  9,055      $  8,639
    Interest expense                                       2,271             2,057           1,866         1,669
    Net interest income                                    7,718             7,778           7,189         6,970
                                                         -------           -------         -------       -------
    Provision for loan losses                                354               454              56           300
    Investment securities gains (loss), net                   --                17              --            53
    Income before income taxes                             2,337             1,955           2,156         2,143
    Net income                                             1,721             1,430           1,509         1,501

    Per share
       Net income (Basic)                               $   0.35          $  0.29         $   0.30      $   0.30
       Net Income (Diluted)                                 0.30             0.28             0.29          0.29
       Dividends declared                                 0.1283           0.1250          0.1250         0.1250

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders First Chester County Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Chester County Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Chester County
Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Chester County Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Chester County Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Chester County Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 10, 2006

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Corporation's principal executive and principal financial officers and effected by the Corporation's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Assessment

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005. In making this assessment,
management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring
Organizations  of  the  Treadway   Commission  in  Internal   Control-Integrated
Framework.

Based upon this assessment, management believes that, as of December 31, 2005, the Corporation's internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

The Corporation's independent auditors have issued an attestation report on our assessment of the Corporation's internal control over financial reporting. This report appears on page 67 of this annual report.


March 10, 2006

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    Financial Disclosure.

           None.

Item 9A.   Controls and Procedures
--------   -----------------------

     Appearing as Exhibits 31.1, 31.2, and 31.3 (the "302 Certifications") to this Annual Report are three certifications, one by each of the Corporation's Chief Executive Officer (CEO), President, Chief Financial Officer ("CFO"), and Treasurer (the Corporation's principal accounting and financial officer), (the "Principal Officers"). This Item 9A contains information concerning the evaluation of the Corporation's disclosure controls and procedures and matters regarding its internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented in the 302 Certifications.

Discussion of Disclosure Controls and Procedures

     The SEC requires that as of the end of the period covered by this Annual Report on Form 10-K, the Corporation's CEO, President, and CFO/Treasurer evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Corporation's disclosure controls and procedures in this Annual Report.

           "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. The Corporation's disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to Management, including the CEO, President, and CFO/Treasurer, as appropriate to allow timely decisions regarding required disclosure.

     Based upon their evaluation of the disclosure controls and procedures, the Principal Officers have concluded that, subject to the limitations noted above, the Corporation's disclosure controls and procedures are effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Corporation and its consolidated subsidiaries is made known to Management, including the CEO, President, and CFO/Treasurer, on a timely basis.

Discussion of Internal Control Over Financial Reporting

     As of December 31, 2005 there were no significant changes to the Corporation's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting, subsequent to the date of our last evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

     Management's report on internal control over financial reporting set forth on page 69 of this Report is incorporated in this Item by reference.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                    PART III

Item 10.    Directors and Executive Officers of the Corporation.
--------    ----------------------------------------------------

     The information called for by this Item is incorporated herein by reference
to  the   Corporation's   Proxy   Statement  for  its  2006  Annual  Meeting  of
Shareholders.

Item 11.    Executive Compensation.
--------    -----------------------

     The information called for by this Item is incorporated herein by reference
to  the   Corporation's   Proxy   Statement  for  its  2006  Annual  Meeting  of
Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
--------    Related Stockholder Matters.


     The information called for in Item 201(d) of Regulation S-K is set forth below. The other information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement for its 2006 Annual Meeting of Shareholders.
                    Equity Compensation Plan Information Form


                                                                                                       Number of
                                                                                                       securities
                                                                                                       remaining
                                                              Number of securities   Weighted-average  available for
                                                              to be issued upon      exercise price    future
                                                              exercise of            of outstanding    issuance under
                                                              outstanding options,   options,          equity
                                                              warrants and           warrants and      compensation
                                                              rights*                rights*           plans*
                                                              -------------------    ---------------   ---------------


Equity compensation plans approved by security holders              384,299**             $14.56              0

Equity compensation plans not approved by security holders             --                   --               --

Total                                                               384,299**             $14.56              0

* The securities referred to in this table are shares of the Corporation's Common Stock issuable upon exercise of options issued pursuant to the 1995 Stock Option Plan.

** Number of options issued and outstanding that were exercisable as December 31, 2005.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

     The information called for by this item is incorporated herein by reference
to  the   Corporation's   Proxy   Statement  for  its  2006  Annual  Meeting  of
Shareholders.

Item 14.    Principal Accountant Fees and Services
--------    --------------------------------------

     The information called for by this Item is incorporated herein by reference
to  the   Corporation's   Proxy   Statement  for  its  2006  Annual  Meeting  of
Shareholders. PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------   -----------------------------------------------------------------

 1.  Financial Statements
     --------------------

     The Consolidated Financial Statements, for the years ending December 31, 2005 and 2004, together with the report thereon of Grant Thornton LLP dated March 15, 2006, are filed as part of this Report under Item 8.

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

     3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated by reference.

     3(ii).  By-Laws of the Corporation.  By-Laws of the  Corporation,  filed as
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

     10. Material contracts.

     (a) Copy of Employment  Agreement among the Corporation,  the Bank and John
A. Featherman, III, dated as of November 13, 2003 is incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (b) Copy of Employment Agreement among the Corporation,  the Bank and Kevin
C. Quinn,  dated as of November 13, 2003 is incorporated  herein by reference to
Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     * (c)  Compensatory  Arrangements  of Executive  Officers and Directors for
2006.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     (f) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to
Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. (SEC File No. 00012870. (CP)

     (g) Summary of changes to the Amended and Restated Supplemental Benefit Retirement Plan approved through December 31, 2004, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (h) Copy of the Corporation's and the Bank's Directors' Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (i) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

     (j) Copy of form of Stock Option Agreement (Directors) is incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (k) Copy of form of Stock Option Agreement (Executive Officers) is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

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

*    23.    Consents.  Consent of Grant Thornton LLP, dated March 10, 2006
*    31.1   Certification of Chief Executive Officer
*    31.2   Certifications of President
*    31.3   Certification of Treasurer and Chief Financial Officer
*    32.1   Certification of Chief Executive Officer
*    32.2   Certification of President
*    32.3   Certification of Treasurer and Chief Financial Officer

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

                                             FIRST CHESTER COUNTY CORPORATION



                                             By:     /s/ John A. Featherman, III
                                                     ---------------------------
                                                     John A. Featherman, III,
                                                     Chief Executive Officer and
                                                     Chairman of the Board

Date: March 16, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of March 16, 2006.

         Signature                                             Title
         ---------                                             -----


/s/ John A. Featherman, III                          Chief Executive Officer and
__________________________________                   Chairman of the Board
John A. Featherman, III


/s/ John Balzarini                                   Treasurer
__________________________________                  (Principal Accounting and
Financial Officer)
John Balzarini




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

/s/ M. Robert Clarke                                                  Director
----------------------------------
M. Robert Clarke

/s/ Clifford E. DeBaptiste                                            Director
----------------------------------
Clifford E. DeBaptiste

/s/ John S. Halsted                                                   Director
----------------------------------
John S. Halsted

/s/ J. Carol Hanson                                                   Director
----------------------------------
J. Carol Hanson

/s/ Lynn Johnson-Porter                                               Director
----------------------------------
Lynn Johnson-Porter

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

     3(i). Articles of Incorporation. Copy of the Articles of Incorporation of the Corporation, as amended, filed as Exhibit 3 (i) to the Corporation's Annual Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated by reference.

     3(ii).  By-Laws of the Corporation.  By-Laws of the  Corporation,  filed as
Exhibit 3 (ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

     10. Material contracts.

     (a) Copy of Employment  Agreement among the Corporation,  the Bank and John
A. Featherman, III, dated as of November 13, 2003 is incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (b) Copy of Employment Agreement among the Corporation,  the Bank and Kevin
C. Quinn,  dated as of November 13, 2003 is incorporated  herein by reference to
Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     * (c)  Compensatory  Arrangements  of Executive  Officers and Directors for
2005.

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

     (f) Copy of the Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 1995, is incorporated herein by reference to
Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.(SEC File No. 00012870)(CP)

     (g) Summary of changes to the Amended and Restated Supplemental Benefit Retirement Plan approved through December 31, 2004, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (h) Copy of the Corporation's and the Bank's Directors' Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (i) Copy of the Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

     (j) Copy of form of Stock Option Agreement (Directors) is incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (k) Copy of form of Stock Option Agreement (Executive Officers) is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

*    23.    Consents.  Consent of Grant Thornton LLP, dated March 10, 2006
*    31.1   Certification of Chief Executive Officer
*    31.2   Certification of President
*    31.3   Certification of Treasurer and Chief Financial Officer
*    32.1   Certification of Chief Executive Officer
*    32.2   Certification of President
*    32.3   Certification of Treasurer and Chief Financial Officer