Form 10-Q
period 2006-03-31
FIRST CHESTER COUNTY CORP
filed 2006-05-09
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006, OR
                               --------------

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                            ---

The number of shares outstanding of Common Stock of the Registrant as of the close of business onMay 8, 2006 was 5,148,174.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                             INDEX
                                             ------                                                                    PAGE
                                                                                                                       ----

Part I.  FINANCIAL INFORMATION

                  Item 1 -   Financial Statements
                             Consolidated Statements of Condition
                             March 31, 2006 (unaudited) and December 31, 2005                                             3

                             Consolidated Statements of Income
                             Three-Months Ended March 31, 2006 and 2005 (unaudited)                                       4

                             Consolidated Statements of Cash Flows
                             Three-Months Ended March 31, 2006 and 2005 (unaudited)                                       5

                             Consolidated Statements of Stockholders' Equity
                             Three-Months Ended March 31, 2006 and 2005 (unaudited)                                       6

                             Notes to Consolidated Financial Statements                                                7-10

                  Item 2 -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                            11-24

                  Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                                  25

                  Item 4 -   Controls & Procedures                                                                       25

Part II. OTHER INFORMATION

                  Item 1 -    Legal Proceedings                                                                          26

                  Item 1A -   Risk Factors                                                                               26

                  Item 2 -    Unregistered Sales of Equity Securities and Use of Proceeds                                26

                  Item 3 -    Defaults Upon Senior Securities                                                            26

                  Item 4 -    Submission of Matters to a Vote of Security Holders                                        27

                  Item 5 -    Other Information                                                                          28

                  Item 6 -    Exhibits                                                                                   28

                  Signatures                                                                                             29

                  Index to Exhibits                                                                                      30

                  Exhibits                                                                                               31

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CONDITION

 (Dollars in thousands)                                                                   March 31,
                                                                                            2006            December 31,
                                                                                         (unaudited)            2005
                                                                                         -----------        ------------

ASSETS
    Cash and due from banks                                                              $   31,568            $  37,401
    Federal funds sold and other overnight investments                                       44,000               31,000
    Interest bearing deposits in banks                                                          331                  542
                                                                                          ---------             --------

                Total cash and cash equivalents                                              75,899               68,943
                                                                                          ---------             --------

    Investment securities held-to-maturity (fair value of $5
        at March 31, 2006 and $10 at December 31, 2005, respectively)                             5                   10

    Investment securities available-for-sale, at fair value                                  92,313               97,078

    Loans and leases                                                                        685,607              664,276
    Less:  Allowance for loan and lease losses                                               (8,579)              (8,549)
                                                                                          ---------             --------
                Net loans and leases                                                        677,028              655,727

    Premises and equipment                                                                   13,274               13,786
    Other assets                                                                             10,082                9,564
                                                                                          ---------             --------
                Total assets                                                             $  868,601            $ 845,108
                                                                                          =========             ========
LIABILITIES
    Deposits
        Non-interest-bearing                                                             $  160,149            $ 136,082
        Interest-bearing (including certificates of deposit over $100 of $43,946 and $61,281 - March 31, 2006 and
           December 31, 2005 respectively)                                                  557,841              560,015
                                                                                          ---------             --------

        Total deposits                                                                      717,990              696,097

    Federal Home Loan Bank advances and other borrowings                                     70,882               68,900
    Subordinated Debt                                                                        15,465               15,465
    Other liabilities                                                                         4,461                5,969
                                                                                          ---------             --------

        Total liabilities                                                                $  808,798            $ 786,431
                                                                                          ---------             --------

STOCKHOLDERS' EQUITY
    Common stock, par value $1 - authorized, 10,000,000 shares;
        outstanding, 5,279,815 at March 31, 2006 and December 31, 2005                        5,280                5,280
    Additional paid-in capital                                                               12,330               12,441
    Retained earnings                                                                        47,657               46,503
    Accumulated other comprehensive loss                                                     (2,118)              (1,929)
    Treasury stock, at cost:  141,023 shares and 136,092 shares
       at March 31, 2006 and December 31, 2005, respectively                                 (3,346)              (3,618)
                                                                                          ---------             --------

                Total stockholders' equity                                                   59,803               58,677
                                                                                          ---------             --------

                Total liabilities and stockholders' equity                               $  868,601            $ 845,108
                                                                                          =========             ========


The accompanying notes are an integral part of these statements.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                                         Three Months Ended
                                                                                             ---------------------------
                                                                                                        March 31,
                                                                                                2006               2005
                                                                                              -------            -------

INTEREST INCOME
    Loans and leases, including fees                                                        $  10,779          $   8,918
    Investment securities                                                                       1,104              1,237
    Federal funds sold and other overnight investments                                            372                 27
    Deposits in banks                                                                               4                  2
                                                                                             --------           --------
                Total interest income                                                          12,259             10,184
                                                                                             --------           --------
INTEREST EXPENSE
    Deposits                                                                                    3,197              1,752
    Subordinated debt                                                                             298                220
    Federal Home Loan Bank advances and other borrowings                                          640                594
                                                                                             --------           --------

                Total interest expense                                                          4,135              2,566
                                                                                             --------           --------

                Net interest income                                                             8,124              7,618

    Provision for loan and lease losses                                                             3                507
                                                                                             --------           --------

                Net interest income after provision for possible loan losses                    8,121              7,111
                                                                                             --------           --------

NON-INTEREST INCOME
    Trust and Investment Services                                                                 809                869
    Service charges on deposit accounts                                                           453                473
    Investment securities (losses) gains, net                                                     (80)                67
    Operating lease rental income                                                                 268                228
    Gains on the sale of fixed assets and OREO                                                     10                  1
    Gains and fees on the sale of residential mortgages                                            78                 81
    Other                                                                                         580                565
                                                                                             --------           --------

                Total non-interest income                                                       2,118              2,284
                                                                                             --------           --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                              4,387              4,092
    Occupancy, equipment and data processing                                                    1,351              1,383
    Depreciation expense on operating leases                                                      232                200
    FDIC Insurance                                                                                 22                 24
    Bank shares tax                                                                               271                173
    Professional services                                                                         464                796
    Other                                                                                         949              1,299
                                                                                             --------           --------
                Total non-interest expense                                                      7,676              7,967
                                                                                             --------           --------

                Income before income taxes                                                      2,563              1,428

INCOME TAXES                                                                                      717                410
                                                                                             --------           --------

NET INCOME                                                                                  $   1,846          $   1,018
                                                                                             ========           ========

PER SHARE DATA
    Basic earnings per common share                                                         $    0.36          $    0.20
                                                                                             ========           ========
    Diluted earnings per common share                                                       $    0.35          $    0.19
                                                                                             ========           ========
    Dividends declared                                                                      $   .1350          $  0.1283
                                                                                             ========           ========

Basic weighted average shares outstanding                                                   5,154,182          5,034,483
                                                                                            =========          =========

Diluted weighted average shares outstanding                                                 5,243,928          5,215,017
                                                                                            =========          =========


The accompanying notes are an integral part of these statements.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Three Months Ended
 (Dollars in thousands)                                                                                March 31,
                                                                                            ------------------------------
                                                                                               2006                 2005
                                                                                               ----                 ----

OPERATING ACTIVITIES
    Net Income                                                                             $    1,846             $  1,018
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                  600                  713
    Provision for loan and lease losses                                                             3                  507
    Amortization of investment security premiums
           and accretion of discounts                                                              65                  560
    Amortization of deferred net loan fees                                                        (46)                   2
    Investment securities losses (gains), net                                                      80                  (67)
    (Increase) in other assets                                                                   (707)              (1,818)
    (Decrease) in other liabilities                                                            (1,508)                (349)
                                                                                            ---------              -------

           Net cash provided by operating activities                                       $      333             $    566
                                                                                            ---------              -------

INVESTING ACTIVITIES
    (Increase) in loans                                                                       (21,258)             (23,109)
    Proceeds from sales of investment securities available-for-sale                             3,363               26,099
    Proceeds from maturities of investment securities                                           4,180               51,764
    Proceeds from maturities of investment securities held to maturity                              0                    0
    Purchases of investment securities available-for-sale                                      (2,918)             (48,327)
    Purchase of premises and equipment, net                                                       (88)                (425)
                                                                                            ---------              -------

    Net cash (used in) provided by investing activities                                    $  (16,721)            $  6,002
                                                                                            ----------             -------

FINANCING ACTIVITIES
    Increase in Federal Home Loan advances                                                      1,982                4,335
    (Decrease) increase in deposits                                                            21,893              (20,448)
    (Decrease) increase in securities sold under repurchase agreements                              0                    0
    Cash dividends paid                                                                          (692)                (653)
    Net increase (decrease) in Treasury stock                                                     161                  340
                                                                                            ---------              -------

           Net cash provided by (used in) financing activities                                 23,344              (16,426)
                                                                                            ---------              --------

           NET DECREASE IN CASH AND CASH
               EQUIVALENTS                                                                      6,956               (9,858)

Cash and cash equivalents at beginning of year                                                 68,943               31,610
                                                                                            ---------              -------

Cash and cash equivalents at end of period                                                 $   75,899             $ 21,752
                                                                                            =========              =======


The accompanying notes are an integral part of these statements.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                                           Additional              Other                                  Total
                                         Common Stock       Paid-in   Retained Comprehensive   Treasury  Comprehensive Stockholders'
(Dollars in thousands)               Shares     Par Value   Capital   Earnings  Income(Loss)    Stock       Income        Equity
----------------------               ------     ---------  ---------- -------- -------------   --------  ------------- ------------

Balance at January 1, 2005        4,799,666    $ 4,800     $ 2,052    $53,749     $   (78)    $(5,121)   $ 55,402       $      -

    Net income                            -          -           -      1,018           -           -       1,018          1,018
    Cash dividends declared               -          -           -       (652)          -           -        (652)             -
    Stock dividends declared        480,149        480           -                      -           -           -              -
    Other Comprehensive Income
       Net unrealized gain (loss)
       on investment securities
       available-for-sale                 -          -           -          -      (1,324)          -      (1,324)        (1,324)
    Treasury stock transactions           -          -         61           -           -         279         340              -
                                  ---------     ------      ------     ------      ------      ------     -------        -------
    Comprehensive Income                                                                                                $   (306)
                                                                                                                         =======

Balance at March 31, 2005         5,279,815    $ 5,280     $ 2,113    $54,115     $(1,402)    $(4,842)   $ 54,784

Balance at January 1, 2006        5,279,815    $ 5,280     $12,441    $46,503     $(1,929)    $(3,618)   $ 58,677

    Net income                            -          -           -      1,846           -           -       1,846          1,846
    Cash dividends declared               -          -           -       (692)          -           -        (692)             -
    Stock dividends declared              -          -           -                      -           -           -              -
    Other Comprehensive Income
       Net unrealized gain (loss)
       on investment securities
       available-for-sale                 -          -           -          -        (189)          -        (189)          (189)
    Treasury stock transactions           -          -        (111)         -           -         272         161              -
                                  ---------     ------      ------     ------      ------      ------     -------        -------
    Comprehensive Income                                                                                                $  1,657
                                                                                                                         =======

Balance at March 31, 2006         5,279,815    $ 5,280     $12,330    $47,657     $(2,118)    $(3,346)   $ 59,803
                                  =========     ======      ======     ======      ======      ======     =======


               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The  foregoing  unaudited  financial   statements  have  been  prepared  in
     accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

     The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2005.

2.   EARNINGS PER SHARE
     ------------------

           Three Months ended March 31, 2006
           ---------------------------------

                                                                       Income
                                                                     (thousands)              Shares                Per Share
                                                                     (numerator)          (denominator)               Amount
                                                                     -----------          -------------             ---------

           Basic earnings per share
           Net income available to common stockholders                  $1,846              5,154,182                $ 0.36
           Effect of Dilutive Securities
           Options to purchase common stock                                  0                 89,746                 (0.01)
                                                                         -----              ---------                 -----
           Diluted earnings per share
           Net income available to common stockholders                  $1,846              5,243,928                $ 0.35
                                                                         =====              =========                 =====


           Three Months ended March 31, 2005
           ---------------------------------

                                                                       Income
                                                                     (thousands)              Shares                Per Share
                                                                     (numerator)          (denominator)               Amount
                                                                     -----------          -------------             ---------
           Basic earnings per share
           Net income available to common stockholders                  $1,018              5,034,483                $ 0.20
           Effect of Dilutive Securities
           Options to purchase common stock                                  0                180,534                  (.01)
                                                                         -----              ---------                 -----
           Diluted earnings per share
           Net income available to common stockholders                  $1,018              5,215,017                $ 0.19
                                                                         =====              =========                 =====

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

3.   COMPREHENSIVE INCOME
     --------------------

     Components of comprehensive income are presented in the following chart:

                                                                   Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                   2006            2005
                                                                 -------         --------
           Unrealized gains on securities:
           Unrealized gains (losses) arising in period           $  (172)        $  1,707
           Reclassification adjustment:
           Net unrealized gains (losses)                             (80)              67
                                                                  ------          -------
           Other comprehensive income before taxes                  (252)           1,774
           Income tax expense                                         64             (450)
                                                                  ------          -------
           Other comprehensive income                               (188)           1,324
                                                                  -------         -------
           Comprehensive income (losses)                         $ 1,658         $  2,342
                                                                  ======          =======

4.   SUBORDINATED DEBT
     -----------------

     Management has determined that First Chester County Corporation Trust I and Trust II (Trust I and Trust II, collectively, the "Trusts") each qualify as variable interest entities under FASB Interpretation 46 (FIN 46R). Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Corporation.

     In accordance with FIN46R, the Corporation deconsolidated the Trusts at the end of the first quarter of 2004. In March 2005, the Federal Reserve Board adopted a final rule that continues to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to certain restrictions. Based on the final rule, the Corporation expects to be able to continue to include all of the $15.0 million in trust preferred securities in Tier I Capital.

5.   SHARE-BASED COMPENSATION
     ------------------------

     Prior to January 1, 2006, the Corporation's stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for
     Stock-Based  Compensation  (as  amended  by SFAS No.  148,  Accounting  for
     Stock-Based  Compensation  Transition and  Disclosure)  (collectively  SFAS
     123). No stock-based employee compensation cost was recognized in the Corporation's Consolidated Statements of Income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Corporation currently uses the Black-Scholes option pricing model to determine the fair value of stock options and other share-based compensation and anticipates continuing to use the Black-Scholes model going forward. Management will utilize the methodologies under SFAS 123(R) to value future grants. As of December 31, 2005, all stock options were fully vested. The Corporation did not grant any stock options during the period ended March 31, 2006.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Corporation's earnings before income taxes for the three-months ended March 31, 2006 were not affected by the adoption of SFAS123(R), as the Corporation did not have any unvested options as of January 1, 2006, or at any time through March 31, 2006. The Corporation did not have proforma stock based compensation expense for the three months ended March 31, 2005 under Opinion 25 as there were no unvested options during this period.

     For periods prior to the adoption of FAS 123(R), the Corporation presents any tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS123(R) requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The excess tax benefits for the three months ended March 31, 2006 was not material.

6.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In March 2006, the FASB issued SFAS No. 156, "Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities," to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Additionally, SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation's financial results.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify which interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. FAS 155 is not expected to have a material impact on the Corporation's results of operations or financial condition.

     In November 2005, the FASB issued FSP FAS Nos. 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP nullifies certain requirements of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP nullifies the requirements of paragraphs 10-18 of Issue 03-1, carries forward the requirements of paragraphs 8 and 9 of Issue 03-1

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES with respect to cost-method investments, carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples, and references existing "other-than-temporary" guidance. The guidance in this FSP will apply to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Corporation's results of operations or financial condition.

     In November 2005, the FASB issued FSP FIN 45-3, "Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners." The guidance in this FSP amends FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to explicitly state that the recognition, measurement and disclosure provisions of FIN No. 45 apply to a minimum revenue guarantee. A minimum revenue guarantee is a guarantee granted to a business or its owners that the revenue of the business will be at least a specified minimum amount for a specified period of time. FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following November 10, 2005 (the date posted to the FASB website). The disclosure requirements are to be applied to all minimum revenue guarantees in financial statements of interim or annual periods ending after the beginning of the first fiscal quarter following November 10, 2005, although earlier application is permitted. FSP FIN 45-3 did not have a material impact on the Corporation's financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements or a change in an accounting estimate. SFAS 154 carries forward the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections of errors made in fiscal years beginning after June 1, 2005. SFAS 154 did not have any impact on the Corporation's financial position or results of operations.

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

In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and that these risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management. Information about the primary risks and uncertainties that could cause the Corporation's actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2005. Material changes to such "risk factors" may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our Annual Report.

The Corporation undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Corporation conform with the accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                       ALLOWANCE FOR LOAN AND LEASE LOSSES

The Corporation considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on Management's review and evaluation of the loan and lease portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

                          EARNINGS AND DIVIDEND SUMMARY

Net income for the three months ended March 31, 2006 was $1.8 million, an increase of $828,000 or 81.3% from $1.0 million for the same period in 2005. The increase in net income for the three-month period ended March 31, 2006 was primarily the result of increases in net interest income and decreases in the provision for loan losses and non-interest expense. These improvements were offset by a decrease in non-interest income and an increase in income tax expenses. The decrease in non-interest expenses was related to decreases in professional service expenses and other expenses. The costs of the Corporation's new imaging and branding rollout were included in 2005's results. Net interest income benefited from increases in volume and increases in interest rates earned on the Corporation's loan portfolio. These increases were partially offset by increases in volume and interest rates paid on interest-bearing liabilities.

Basic earnings per share for the three months ending March 31, 2006 and 2005 were $0.36 and $0.20 per share, respectively. Cash dividends declared during the three-month period ended March 31, 2006 were $0.1350 an increase of 5.2% from $0.1283 per share for the same period in 2005.

                                 SELECTED RATIOS
                                       March 31,                    December 31,
                              -------------------------             ------------
                                2006              2005                  2005
                                ----              ----                  ----
Return on average assets        0.88%             0.51%                 0.79%
Return on average equity       12.32%             7.28%                11.48%
Earnings retained              37.49%            35.95%                59.07%
Dividend payout ratio          62.51%            64.05%                40.93%
Book value per share         $ 11.64          $  10.87               $ 11.41

                               NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended March 31, 2006 was $8.2 million, an increase of 6.2% from $7.8 million for the same period in 2005. The increase in tax equivalent net interest income can be attributed to an increase in the average balance of interest-earning assets and an increase in the average interest rates earned on interest earning assets when compared to the same period last year, partially offset by an increase in the yields paid on interest-bearing liabilities.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

The net yield on interest-earning assets, on a tax-equivalent basis, was 4.10% for the three-month period ended March 31, 2006, compared to 4.08% for the same period in 2005, an increase of 0.5% or 2 basis points (one basis point is equal to 1/100 of a percent). The yield on interest-earning assets increased 13.4% or 73 basis points to 6.16% in 2006 compared to 5.43% in 2005. The average yield paid on interest-bearing liabilities increased 54.8% or 91 basis points to 2.57% in 2006 compared to 1.66% in 2005. The increase was due to the increasing interest rates paid on deposit accounts.

Interest rates and pricing competition may continue to put pressure on our net-interest margin and may adversely impact net-interest income in future time periods. Additionally, pressure to raise deposits to fund loan growth has caused the Corporation to research and acquire other sources of funds such as brokered deposits and bringing back onto the balance sheet funds that were formerly "swept" off of the balance sheet in as deposits. The cost of these funding sources continues to contribute to the increased yield on interest-bearing liabilities and impact net-interest income.

Average interest-earning assets increased 5.8% or $44.1 million to $803.6 million during the three-month period ended March 31, 2006, compared to $759.5 million during the same period last year. The increase in average interest-earning assets is attributed to an increase of $49.7 million or 7.9% in average total loans between the two periods, and an increase of $28.4 million or 572.8% in federal funds sold. Partially offsetting this growth was a decrease of $33.6 million or 26.1% from $128.8 million to $95.2 million in average total investment securities between the two periods.

Average interest-bearing liabilities increased by 4.1% or $25.6 million to $644.2 million during the three-month period ended March 31, 2006, compared to $618.6 million during the same period last year. The increase in average interest-bearing liabilities was the result of an increase of 4.7% or $25.0 million in interest-bearing deposits to $557.9 million for the three-month period ended March 31, 2006, compared to $532.9 million for the same period in 2005. Average Federal Home Loan Bank advances and other borrowings remained virtually unchanged between the two periods.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                          THREE MONTHS ENDED MARCH 31,

        (Dollars in thousands)                                          2006                                2005
                                                           ------------------------------      ----------------------------
                                                            Daily                              Daily
                                                            Average                            Average
          ASSETS                                            Balance    Interest    Rate        Balance    Interest   Rate
                                                            -------    --------    ----        -------    --------   ----

          Federal funds sold                                 $ 33,325  $   371     4.45%        $  4,953   $    27   2.18%
          Interest-bearing deposits in banks                      351        4     4.56%             647         2   1.24%
          Investment securities:
               Taxable                                         80,495    1,001     4.97%         104,999     1,061   4.04%
               Tax-exempt(1)                                   14,678      146     3.99%          23,808       256   4.31%
                                                              -------   ------                   -------    ------
               Total investment securities                     95,173    1,147     4.82%         128,807     1,317   4.09%
                                                              -------   ------                   -------    ------
          Loans and leases: (2)
               Taxable                                        659,940   10,623     6.44%         613,709     8,804   5.74%
               Tax-exempt(1)                                   14,826      223     6.01%          11,402       168   5.89%
                                                              -------   ------                   -------    ------
               Total loans and leases                         674,766   10,846     6.43%         625,111     8,972   5.74%
                                                              -------   ------                   -------    ------
          Total interest-earning assets                       803,615   12,368     6.16%         759,518    10,318   5.43%
          Non-interest earning assets:
               Allowance for possible loan losses              (8,554)                            (7,334)
               Cash and due from banks                         23,810                             24,382
               Other assets                                    23,520                             23,283
                                                              -------                            -------
          Total assets                                       $842,391                           $799,849
                                                              =======                            =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Savings, NOWS & money market deposits                369,344  $ 1,499     1.62%        $419,925   $ 1,054   1.00%
         Certificates of deposits and other time              188,589    1,698     3.60%         112,996       698   2.47%
                                                              -------   ------                   -------    ------
         Total interest bearing deposits                      557,933    3,197     2.29%         532,921     1,752   1.32%
         Junior subordinated debentures                        15,465      298     7.71%          15,465       220   5.69%
         Federal Home Loan Bank advances and
          other borrowings                                     70,772      640     3.62%          70,217       594   3.38%
                                                              -------   ------                   -------    ------
         Total interest bearing liabilities                   644,170    4,135     2.57%         618,603     2,566   1.66%
                                                              -------   ------                   -------    ------
         Non-interest bearing liabilities:
               Non-interest bearing demand deposits           132,983                            120,188
               Other liabilities                                5,325                              5,128
                                                              -------                            -------
          Total liabilities                                   782,478                            743,919
          Stockholders' equity                                 59,913                             55,930
                                                              -------                            -------
          Total liabilities and stockholders' equity         $842,391                           $799,849
                                                              =======                            =======
          Net interest income                                          $ 8,233                              $7,752
                                                                        ======                               =====
          Net yield on interest earning assets                                     4.10%                             4.08%
                                                                                   ====                              ====

          (1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2006 and 2005.
          (2)  Non-accruing loans are included in the average balance.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

Interest income on federal funds sold, other overnight investments, and interest-bearing deposits in banks for the three-month period ended March 31, 2006 increased $345,000 to $372,000 when compared to the same period in 2005 when these assets totaled $27,000. This increase is primarily the result of increases in average balances outstanding. In addition, the average yield on Federal funds sold and other overnight investments increased by 227 basis points between the two quarterly periods. During the same period, the average yield on interest-bearing deposits in banks increased by 332 basis points.

                    INTEREST INCOME ON INVESTMENT SECURITIES

On a tax equivalent basis, interest income on investment securities decreased by 12.9% or $170,000 to $1.1 million for the three-month period ended March 31, 2006 from $1.3 million for the same period in 2005. The decrease was a result of the decrease in average total investment securities noted above. The average yield on total investment securities actually increased by 17.9% or 73 basis points to 4.82% for the three-month period ended March 31, 2006 from 4.09% for the same period in 2005.

                       INTEREST INCOME ON LOANS AND LEASES

Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 20.9% or $1.9 million to $10.8 million for the three-month period ended March 31, 2006 compared to $9.0 million for the three months ended March 31, 2005. The increase in interest income for the three-month period ended March 31, 2006 is primarily the result of a $49.7 million or 7.9% increase in the average balance of loans outstanding. In addition, the yield on average loans outstanding, on a tax equivalent basis, increased by 69 basis points or 12.0% to 6.44% for the three-month period ended March 31, 2006 from 5.74% for the same period in 2005.

                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

Interest expense on deposit accounts increased by $1.4 million or 82.5% to $3.2 million for the three-month period ended March 31, 2006 from $1.8 million for the same period in 2005. This increase was due in part to an increase in average total interest-bearing deposits of $25.0 million or 4.7% between the two periods. In addition, the average interest rates paid on these deposits increased by 73.5% or 97 basis points to 2.29% for the three-month period ended March 31, 2006 from 1.32% for the same period in 2005.

Interest rate increases have put pressure on the pricing of the Corporation's deposit base and on the cost of raising new deposits. Competition for deposits from other banks and non-banking institutions such as credit unions and mutual fund companies continues to be strong. As the Corporation competes for deposit dollars to fund its growth in a rising rate environment, this component of net interest income will continue to rise. Additionally, alternative funding sources continue to be explored. There can be no assurance that such alternative sources will be acquired on terms and conditions that are satisfactory to the Corporation.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings increased by $46,000 or 7.7% to $640,000 for the three-month period ended March 31, 2006 from $594,000 for the same period in 2005. Average balances of these funding sources increased by 0.8% or $555,000 between the two periods while the average cost of these funds increased by 24 basis points, an increase of 7.1%. FHLB borrowing has been an alternative to deposits to support loan growth.

                   INTEREST EXPENSE ON SUBORDINATED DEBENTURES

Interest expense on subordinated debentures increased $78,000 to $298,000 for the three-month period ended March 31, 2006 from $220,000 for the same period last year. Average balances between the two periods remained unchanged at $15.5 million.

                       PROVISION FOR LOAN AND LEASE LOSSES

During the first quarter of 2006, the Corporation recorded a $3,000 provision for loan and lease losses compared to $507,000 for the same period in 2005, a decrease of $504,000 or 99.4%. The decrease in the provision for loan and lease losses is primarily attributed to improved asset quality and decrease in non-performing assets. The allowance for loan losses as a percentage of total loans was 1.25% as of March 31, 2006, 1.16% as of March 31, 2005, and 1.29% as of December 31, 2005. Management believes that the allowance for loan losses is adequate based on its current assessment of probable and estimated losses.

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

  ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES AND COMPARISON
                              OF LOANS OUTSTANDING

                                                                  Three Months Ended                 Year Ended
     (Dollars in thousands)                                             March 31,                    December 31,
                                                                -------------------------            ------------
                                                                   2006          2005                     2005
                                                                -----------   -----------            ------------

     Balance at beginning of period                            $     8,549     $    7,213              $    7,213
                                                                ----------      ---------               ---------

     Provision charged to operating expense                              3            507                   1,382
                                                                ----------      ---------               ---------

     Recoveries of loans previously charged-off                         72             73                     437
     Loans charged-off                                                 (45)          (344)                   (483)
                                                                ----------      ---------               ---------

     Net recoveries (loans charged-off)                                (27)          (271)                    (46)
                                                                ----------      ---------               ----------

     Balance at end of period                                  $     8,579     $    7,449              $    8,549
                                                                ==========      =========               =========

     Period-end loans outstanding                              $   685,607     $  640,841              $  664,276

     Average loans outstanding                                 $   674,767     $  625,111              $  650,938

     Allowance for loan and lease losses as a
        percentage of period-end loans outstanding                   1.25%          1.16%                   1.29%

     Net charge-offs (recoveries) to average loans
        outstanding                                                  0.00%          0.04%                   0.01%


Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing loans are primarily collateralized by real estate and are in the process of collection. As of March 31, 2006, the level of non-performing assets has decreased $2.0 million from March 31, 2005, and non-performing assets decreased $1.0 million from December 31, 2005. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Non-performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. Management continues to focus on controlling current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases:

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                         NON-PERFORMING LOANS AND ASSETS

             (Dollars in thousands)                                       March 31,                    December 31,
                                                                 -------------------------             ------------
                                                                     2006          2005                     2005
                                                                 -----------   -----------             ------------

             Past due over 90 days and still accruing             $      0        $   213                $      0

             Non-accrual loans and leases                            7,298          8,373                   8,358
                                                                   -------         ------                 -------

             Total non-performing loans and leases                   7,298          8,586                   8,358

             Other real estate owned                                     0            689                       0
                                                                   -------         ------                 -------

             Total non-performing assets                          $  7,298        $ 9,275                $  8,358
                                                                   =======         ======                 =======

             Non-performing loans and leases as a percentage
             of total loans and leases                               1.06%          1.34%                   1.26%

             Allowance for loan and lease losses as a percentage
             of non-performing loans and leases                    117.55%         86.76%                 102.29%

             Non-performing assets as a percentage of
             total loans and other real estate owned                 1.06%          1.45%                   1.26%

             Allowance for loan and lease losses as a
             percentage of non-performing assets                   117.55%         80.31%                 102.29%

Other real estate owned ("OREO") represents residential and commercial real estate that had secured non-performing loans that the Bank acquired through foreclosure or other collection efforts and that is held for sale. The value of OREO has been written down to realizable value (net of estimated disposal costs) based on professional appraisals. Subsequent to March 31, 2005, the property that represents the OREO portion of non-performing assets was sold. The Corporation holds no other OREO at this time.

                                 LOAN IMPAIRMENT

The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

FASB 114  "Accounting  by  Creditors  for  Impairment  of  Loans"  requires  the
Corporation  to  examine  commercial  and  non-residential   mortgage  loans  on
non-accrual status for impairment. The balance of impaired loans was $7.3 million, $8.4 million, and $9.3 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The associated allowance for impaired loans was $791,000, $897,000, and $932,000 at March 31, 2006, December 31, 2005, and
March 31, 2005, respectively.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

For the three months ended March 31, 2006, activity in the allowance for impaired loan losses included principal payments of $106,000, and charge offs of $1,000. There were no recoveries. Contractual interest amounted to $148 thousand. Total cash collected on non-accrual loans for the three-month period ended March 31, 2006 was $1.1 million which was all applied to principal.

For the three months ended March 31, 2005 activity in the allowance for impaired loan losses included a provision of $204,000, principal payments of $41,000, and charge offs of $113,000. There were no recoveries. Contractual interest amounted to $148,000. Total cash collected on loans for the three-month period ended March 31, 2005 was $412,000 which was all applied to principal.

                               NON-INTEREST INCOME

Total non-interest income decreased 7.3% or $166,000 to $2.1 million for the three months ended March 31, 2006, compared to $2.3 million for the same period in 2005. The various components of non-interest income are discussed below.

The largest component of non-interest income is Trust and Investment Services revenue, which decreased $60,000 or 6.9% to $809,000 for the three-months ended March 31, 2006 compared with the same period in 2005. Trust and Investment Services income is based primarily on the market value of assets under management. The market value of assets under management at March 31, 2006 was $556.5 million which was $21.1 million or 3.9% higher than the value at March 31, 2005.

Service charges on deposit accounts decreased $20,000 or 4.2% to $453,000 for the three-month period ended March 31, 2006 compared to $473,000 for the same period in 2005. The decline in service charges is a result of a reduced amount of overdraft charges on retail and commercial demand deposit accounts and a decrease in the service charges for these accounts. The introduction of a "Free Checking" product during the first quarter of 2006 also contributed to the decrease in service charges.

The corporation recognized a net loss of $80,000 on sales of investment securities during the three-month period ended March 31, 2006 compared with a net gain of $67,000 during the same period in 2005. The losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with several customers. The income on these leases is classified as "Rental Income". Rental Income on operating lease agreements for the three-month period ended March 31, 2006 increased $40,000 or 17.5% to $268,000 from $228,000 for the same period in 2005.

Gains on the sale of premises and other real estate owned ("OREO") were $10,000 for the three-months ended March 31, 2006 as compared to $600 for the same period in 2005. OREO balances decreased from $689,000 as of March 31, 2005 to zero at March 31, 2006 as our Credit Administration Department continues to reduce non-performing loans.

Gains and fee income generated on the sale of residential mortgages for the three-month period ended March 31, 2006 decreased $3,000 or 3.7% to $78,000 from $81,000 for the same period in 2005. The decrease is primarily due to a lower volume of originations and sales of residential mortgages during the three-months ended March 31, 2006 as compared to the same period in 2005.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

Other non-interest income includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income. Other non-interest income increased 2.7% or $15,000 for the three-month period ended March 31, 2006 when compared to the same period in 2005.

                              NON-INTEREST EXPENSE

Total non-interest expense for the first quarter of 2006 decreased 3.7% or $291,000 to $7.7 million compared to the same period in 2005. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased 7.2% or $295,000 to $4.4 million for the three-month period ended March 31, 2006 compared to the same period in 2005. The increase in salaries and benefit expense is primarily the result of costs associated with the implementation of a new performance based incentive plan and the accrual of expenses associated with that plan which are based on assumptions that targeted goals are attained.

Net occupancy, equipment and data processing expense decreased 2.3% to $1.4 million for the three-month period ended March 31, 2006 compared to the same period in 2005. The decrease can be attributed to higher costs during the first quarter of 2005 associated with infrastructure improvements necessary for new branch sites. The Corporation currently has a variety of branch improvement and expansion projects planned throughout the remainder of 2006 and into 2007.

Depreciation on operating leases increased 16.0% to $232,000 for the three-month period ended March 31, 2006 when compared at the same period last year. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

Expenses for professional services decreased $332,000 or 41.7% to $464,000 for the three-month period ended March 31, 2006 compared to the same period in 2005. The decrease is largely the result of charges recognized in 2005 for other consulting fees for real estate management, benefit plans, management planning and the cost of complying with Sarbanes-Oxley legislation.

Total other non-interest expense decreased 26.9% or $350,000 to $949,000 for the three months ended March 31, 2006 compared to the same period in 2005. Other non-interest expense includes marketing expenses, annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies. The decrease is largely the result of expenses related to the development and introduction of the new corporate marketing program, the costs of which were substantially incurred in 2005.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

Income tax expense for the three-month period ended March 31, 2006 was $717,000, compared to $410,000 in the same period last year. This represents an effective tax rate of 28.0% for the first quarter of 2006 compared with 28.7% for the same period in 2005.

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature, and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from deposit growth, FHLB Borrowings, and cash flow from the investment and loan portfolios. Deposits consist of NOW, money-market, savings, tiered savings, large and small dollar certificates of deposit, and non-interest bearing demand deposit accounts. The Corporation considers funds from NOW, money market, savings and certificates less than $100,000 as "core" deposits because of the historical stability of such sources of funds. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table:

                                DEPOSIT ANALYSIS

                                         For the Quarter Ended                         For the Year Ended
(Dollars in thousands)                       March 31, 2006                             December 31, 2005
                                        --------------------------                ----------------------------
                                         Average        Effective                     Average        Effective
Deposit Type                             Balance          Yield                       Balance           Yield
------------                             -------        ---------                     -------        ---------

NOW Accounts                             $117,982        1.20%                        $125,755         1.20%
Money Market                               70,111        3.21%                          53,946         1.17%
Statement Savings                          53,724        0.79%                          56,653         0.80%
Other Savings                               1,051        0.38%                             932         0.75%
CD's Less than $100,000                   141,448        3.50%                         129,058         2.63%
                                          -------                                      -------

Total Core Deposits                       384,316        2.36%                         366,344         1.64%

Non-Interest Bearing
     Demand Deposit Accounts              132,983          -                           128,404           -
                                          -------                                      -------

Total Core and Non-Interest
     Bearing Deposits                     517,299        1.75%                         494,748         1.21%
                                          -------                                      -------

Tiered Savings                            126,476        1.50%                         133,158         1.58%
CD's Greater than $100,000                 47,141        3.90%                          78,684         2.41%
                                          -------                                      -------

Total Deposits                           $690,916        1.85%                        $706,590         1.42%
                                          =======                                      =======

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

The Bank, as a member of the FHLB, maintains several credit facilities. During the first quarter of 2006, average FHLB advances were $70.8 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.62%. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $142.5 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank's FHLB stock.

To supplement the Corporation's sources of liquidity, the Corporation has initiated the use of alternative funding sources such as brokered deposits and bringing off-balance sheet "swept" funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $122.2 million or 14.1% of total assets at March 31, 2006 compared with a negative $122.6 million or 14.5% of total assets at December 31, 2005. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                          INTEREST SENSITIVITY ANALYSIS
                              AS OF MARCH 31, 2006

                                                                 One              Over
(Dollars in thousands)                         Within          through            five          Non-rate
                                              one year        five years          years         sensitive          Total
                                             ---------        ----------        ---------       ---------        ---------

ASSETS
   Federal funds sold                        $  44,000         $       0        $       0       $        0       $  44,000
   Investment securities                        23,314            40,961           28,043                0          92,318
   Interest bearing deposits in banks              331                 0                0                0             331
   Net loans and leases                        254,533           318,005          113,069           (8,579)        677,028
   Cash and due from banks                           0                 0                0           31,568          31,568
   Premises and equipment                            0                 0                0           13,274          13,274
   Other assets                                      0                 0                0           10,082          10,082
                                              --------          --------         --------        ---------        --------
   Total assets                              $ 322,178         $ 358,966        $ 141,112       $   46,345       $ 868,601
                                              ========          ========         ========        =========        ========

LIABILITIES AND CAPITAL
   Non-interest bearing deposits             $       0         $       0        $       0       $  160,149       $ 160,149
   Interest bearing deposits                   412,583           40,712           104,546                0         557,841
   FHLB advances and other                      16,133           52,338             2,411                0          70,882
   Junior subordinated debentures               15,465                0                 0                0          15,465
   Other liabilities                               242                0             4,219                0           4,461
   Capital                                           0                0                 0           59,803          59,803
                                              --------          --------         --------        ---------        ---------
   Total liabilities & capital               $ 444,423         $ 93,050         $ 111,176       $  219,952       $ 868,601
                                              ========          ========         ========        =========        ========

   Net interest rate
    sensitivity gap                          $(122,245)        $ 265,916        $  29,936       $ (173,607)
                                              ========          ========         ========        =========
   Cumulative interest rate
    sensitivity gap                          $(122,245)        $ 143,671        $ 173,607       $        0
                                              ========          ========         ========        =========
   Cumulative interest rate
    sensitivity gap divided
    by total assets                             (14.1%)            16.5%           20.0%
                                              ========          ========         =======

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                        BRANCHING AND TECHNOLOGY PROJECTS

The Corporation intends to open a series of new branches throughout Chester County over the next five years. A new customer-focused branch design was introduced when construction was finished on the branch building in Oxford, Pennsylvania. The new "signature look" will be rolled out to new and certain current locations over the next five years. Technological improvements, including secure electronic delivery of customer checking and savings statements and an improvement of customer service issues, are expected over the next 18 months as the Bank utilizes the power of its new customer relationship management system ("CRM"). Management hopes to utilize the CRM along with the Answer Center to identify service issues and customer trends on a proactive basis resulting in a higher degree of customer satisfaction.

                                CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2006, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

                                               As of March 31,            As of December 31,
RISK-BASED                                --------------------------      ------------------          "Well Capitalized"
CAPITAL RATIOS                              2006             2005                 2005                    Requirements
--------------                            ----------      ----------              ----                ------------------

     Corporation
Leverage Ratio                              9.13%            8.89%                8.80%                       N/A
Tier I Capital Ratio                       10.85%           10.55%               10.94%                       N/A
Total Risk-Based Capital Ratio             12.06%           11.65%               12.19%                       N/A
     Bank
Leverage Ratio                              8.44%            8.07%                8.14%
Tier I Capital Ratio                        9.98%            9.55%               10.08%                      6.00%
Total Risk-Based Capital Ratio             11.20%           10.66%               11.32%                     10.00%

The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources, or operations of the Corporation.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2005 Annual Report, filed with the SEC via EDGAR as an exhibit to its Form 10-K for the fiscal year ended December 31, 2005. Please refer to the "Management's Discussion and Analysis" section on pages 17-36 of the Corporation's Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Included with this Quarterly Report as Exhibits 31.1, 31.2, and 31.3 are two certifications (the "Section 302 Certifications"), one by each of our Chief Executive Officer, President and our Chief Financial Officer (our principal executive, operating and financial officers, collectively, the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Management's Report on Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, the Corporation's management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation's internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) the Corporation's management, including the Principal Officers regularly assesses the adequacy of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. During the first quarter of 2006, there were no such changes.

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

Item 1A.          Risk Factors
                  ------------

Information regarding risk factors appears in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors as disclosed in that report.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                          Total Number     Average     Total Number of Shares      Maximum Number (or Approximate
            Period                         of Shares      Price Paid  (or Units) Purchased as     Dollar Value) of Shares (or Units)
                                           (or Units)     per Share  Part of Publicly Announced      that May Yet Be Purchased
                                           Purchased      (or Unit)      Plans or Programs          Under the Plans or Programs
                                          ------------    ---------  --------------------------   ----------------------------------

January 1 to January 31, 2006                 --             --                --                      $10,000,000
February 1 to February 28, 2006               --             --                --                      $10,000,000
March 1 to March 31, 2006                     --             --                --                      $10,000,000
Total                                         --             --                --                      $10,000,000*


* The Corporation announced on November 15, 2005 a program to repurchase up to $10.0 million of the Corporation's Common Stock. This program replaced a previous program that expired in October 2005.

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  None

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of the Corporation was held on April 18, 2006 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about March 17, 2006, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

                  The only matter submitted to a vote of shareholders at the meeting was the election of four Class I directors.

                  There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All four of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                  Nominee                         For                   Withheld
                  -------                         ---                   --------

                 John J. Ciccarone             3,999,927                 176,322

                 Clifford E. DeBaptiste        3,994,081                 182,168

                 John B. Waldron               3,997,959                 178,290

                 Lynn Marie Johnson-Porter     3,989,837                 186,442


                  The names of the other directors whose terms of office as directors continued after the meeting are as follows: M. Robert Clarke, David L. Peirce, Kevin C. Quinn, John A. Featherman, III, John Halsted, J. Carol Hanson, and Edward A. Leo.

                  There was no other business that came before the meeting or matters incident to the conduct of the Meeting.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits

                  (a)      Exhibits

                  Exhibits marked as "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate. Exhibits marked with an asterisk are filed with this Report

                  3(i). Certificate of Incorporation.  Copy of the Corporation's
                        Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the
                        Corporation's Quarterly Report On Form 10-Q for the quarter ended March 31, 2004.

                  3(ii). Bylaws  of the  Corporation,  as  amended.  Copy of the
                        Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                  10.1 Executive Compensation Plan (cp)* Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                  31.1  Rule 13a-14(a) Certification of Chief Executive Officer*

                  31.2  Rule 13a-14(a) Certification of President*

                  31.3  Rule 13a-14(a) Certification of Assistant Treasurer*

                  32.1  Section  906   Certification   of  the  Chief  Executive
                        Officer*

                  32.2  Section 906 Certification of the President*

                  32.3  Section 906 Certification of the Assistant Treasurer*

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION




                                                     /s/ John A. Featherman, III
                                                     ---------------------------
              May 8, 2006                            John A. Featherman
                                                     Chief Executive Officer




              May 8, 2006                            /s/ John E. Balzarini
                                                     ---------------------------
                                                     John E. Balzarini
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

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

10.1 Executive Compensation Plan (cp)* Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

31.1  Rule 13a-14(a) Certification of Chief Executive Officer*

31.2  Rule 13a-14(a) Certification of President *

31.3  Rule 13a-14(a) Certification of Assistant Treasurer*

32.1  Section 906 Certification of the Chief Executive Officer*

32.2  Section 906 Certification of the President*

32.3  Section 906 Certification of the Assistant Treasurer*