Form 10-Q
period 2006-06-30
FIRST CHESTER COUNTY CORP
filed 2006-08-08
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006, OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer X Non-accelerated filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X ----

The number of shares outstanding of Common Stock of the Registrant as of August 8, 2006 was 5,176,566.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                                               INDEX


Part I.  FINANCIAL INFORMATION

         Item 1 -   Financial Statements
                    Consolidated Statements of Condition
                    June 30, 2006 (unaudited) and December 31, 2005                   3

                    Consolidated Statements of Income
                    Three-Months Ended June 30, 2006 and 2005 (unaudited)             4

                    Consolidated Statements of Cash Flows
                    Three-Months Ended June 30, 2006 and 2005 (unaudited)             5

                    Consolidated Statements of Stockholders' Equity
                    Three-Months Ended June 30, 2006 and 2005 (unaudited)             6

                    Notes to Consolidated Financial Statements                     7-10

         Item 2 -   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                 11-25

         Item 3 -   Quantitative and Qualitative Disclosures About Market Risk       26

         Item 4 -   Controls & Procedures                                            26

Part II. OTHER INFORMATION

         Item 1 -    Legal Proceedings                                               27

         Item 1A -   Risk Factors                                                    27

         Item 2 -    Unregistered Sales of Equity Securities and Use of Proceeds     27

         Item 3 -    Defaults Upon Senior Securities                                 28

         Item 4 -    Submission of Matters to a Vote of Security Holders             28

         Item 5 -    Other Information                                               29

         Item 6 -    Exhibits                                                        29

         Signatures                                                                  30

         Index to Exhibits                                                           31

         Exhibits                                                                 32-37


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CONDITION

 (Dollars in thousands)                                                                   June 30,
                                                                                            2006            December 31,
                                                                                        (unaudited)            2005
                                                                                        -----------          -----------

ASSETS
    Cash and due from banks                                                               $  27,380           $   37,401
    Federal funds sold and other overnight investments                                       52,300               31,000
    Interest bearing deposits in banks                                                          286                  542
                                                                                        -----------          -----------

                Total cash and cash equivalents                                              79,966               68,943
                                                                                        -----------          -----------

    Investment securities held-to-maturity (fair value of $5
        at June 30, 2006 and $10 at December 31, 2005, respectively)                              5                   10

    Investment securities available-for-sale, at fair value                                  93,200               97,078

    Loans and leases                                                                        686,387              664,276
    Less:  Allowance for loan and lease losses                                               (8,251)              (8,123)
                                                                                        -----------           ----------
                Net loans and leases                                                        678,136              656,153

    Premises and equipment                                                                   13,460               13,786
    Other assets                                                                             10,324                9,564
                                                                                        -----------           ----------
                Total assets                                                            $   875,091            $ 845,534
                                                                                         ==========             ========
LIABILITIES
    Deposits
        Non-interest-bearing                                                               $133,790            $ 136,082
        Interest-bearing (including certificates of deposit over $100 of $42,051 and $61,281 at June 30, 2006 and
           December 31, 2005, respectively)                                                 597,329              560,015
                                                                                          ---------             --------

        Total deposits                                                                      731,119              696,097

    Federal Home Loan Bank advances and other borrowings                                     61,621               68,900
    Subordinated Debt                                                                        15,465               15,465
    Other liabilities                                                                         5,871                6,395
                                                                                         ----------           ----------

        Total liabilities                                                                $  814,076            $ 786,857
                                                                                         ----------           ----------

STOCKHOLDERS' EQUITY
    Common stock, par value $1 - authorized, 10,000,000 shares;
        outstanding, 5,279,815 at June 30, 2006 and December 31, 2005                         5,280                5,280
    Additional paid-in capital                                                               12,038               12,441
    Retained earnings                                                                        49,042               46,503
    Accumulated other comprehensive loss                                                     (2,646)              (1,929)
    Treasury stock, at cost:  112,869 shares and 153,164 shares
       at June 30, 2006 and December 31, 2005, respectively                                  (2,699)              (3,618)
                                                                                         ----------           ----------

                Total stockholders' equity                                                   61,015               58,677
                                                                                         ----------           ----------

                Total liabilities and stockholders' equity                               $  875,091            $ 845,534
                                                                                          =========             ========





The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                         Three Months Ended             Six Months Ended
                                                                                        June 30,                     June 30,
                                                                                   2006         2005            2006          2005
                                                                                   ----         ----            ----          ----
INTEREST INCOME
    Loans and leases, including fees                                        $    11,511  $     9,637     $    22,290   $    18,555
    Investment securities                                                         1,053        1,041           2,157         2,278
    Federal funds sold and other overnight investments                              496           47             867            75
    Deposits in Banks                                                                 4            1               8             3
                                                                            -----------  -----------     -----------   -----------

                Total interest income                                            13,064       10,726          25,322        20,911
                                                                            -----------  -----------     -----------   -----------

INTEREST EXPENSE
    Deposits                                                                      3,937        2,216           7,134         3,968
    Subordinated debt                                                               319          244             617           465
    Federal Home Loan Bank advances and other borrowings                            635          639           1,274         1,233
                                                                            -----------  -----------     -----------   -----------

                Total interest expense                                            4,891        3,099           9,025         5,666
                                                                            -----------  -----------     -----------   -----------

                Net interest income                                               8,173        7,627          16,297        15,245

    Provision for loan and lease losses                                               0          504               3         1,010
                                                                            -----------  -----------     -----------   -----------

                Net interest income after provision
                for possible loan and lease losses                                8,173        7,123          16,294        14,235
                                                                            -----------  -----------     -----------   -----------

NON-INTEREST INCOME
    Trust and Investment Services                                                   900          715           1,710         1,584
    Service charges on deposit accounts                                             507          478             960           950
    Investment securities gains (losses), net                                         0           (8)            (80)           60
    Operating lease rental income                                                   278          243             546           471
    Gains (losses) on the sale of fixed assets and other real estate owned            9           (7)             19            (7)
    Gains and fees on the sale of residential mortgages                              87          113             165           194
    Other                                                                           644          618           1,223         1,183
                                                                            -----------  -----------     -----------   -----------
                Total non-interest income                                         2,425        2,152           4,543         4,435
                                                                            -----------  -----------     -----------   -----------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                4,139        4,089           8,526         8,181
    Occupancy, equipment and data processing                                      1,409        1,408           2,760         2,791
    Depreciation on operating leases                                                242          212             473           413
    FDIC Insurance                                                                   22           23              44            47
    Bank shares tax                                                                 155          147             429           320
    Professional services                                                           439          565             903         1,361
    Other                                                                         1,278        1,330           2,226         2,628
                                                                            -----------  -----------     -----------   -----------
                Total non-interest expense                                        7,684        7,774          15,361        15,741
                                                                            -----------  -----------     -----------   -----------

                Income before income taxes                                        2,914        1,501           5,476         2,929

INCOME TAXES                                                                        833          429           1,549           839
                                                                            -----------  -----------     -----------   -----------

NET INCOME                                                                  $     2,081  $     1,072     $     3,927   $     2,090
                                                                            ===========  ===========     ===========   ===========

PER SHARE DATA
    Basic earnings per common share                                         $      0.40  $      0.21     $      0.76   $      0.41
                                                                            ===========  ===========     ===========   ===========
    Diluted earnings per common share                                       $      0.40  $      0.21     $      0.75   $      0.40
                                                                            ===========  ===========     ===========   ===========
    Dividends declared                                                      $    0.1350  $    0.1300     $    0.2700   $    0.2595
                                                                            ===========  ===========     ===========   ===========

Basic weighted average shares outstanding                                     5,151,932    5,079,336       5,141,410     5,057,033
                                                                            ===========  ===========     ===========   ===========

Diluted weighted average shares outstanding                                   5,252,470    5,230,216       5,235,972     5,222,183
                                                                            ===========  ===========     ===========   ===========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
 (Dollars in thousands)                                                          June 30,
                                                                              2006        2005
                                                                           --------    --------
OPERATING ACTIVITIES
    Net Income                                                             $  3,927    $  2,090
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                              1,426       1,445
    Provision for loan and lease losses                                           3       1,010
    Amortization of investment security premiums
           and accretion of discounts                                           132         432
    Amortization of deferred net loan fees                                      (95)          2
    Investment securities (gains) and losses, net                                80         (60)
    Increase in other assets                                                   (390)       (627)
    Decrease in other liabilities                                              (524)       (264)
                                                                           --------    --------

           Net cash provided by operating activities                       $  4,559    $  4,028
                                                                           --------    --------

INVESTING ACTIVITIES
    Increase in loans                                                       (21,891)    (39,845)
    Proceeds from sales of investment securities available-for-sale           3,899      37,899
    Proceeds from maturities of investment securities available-for-sale      3,944      53,465
    Proceeds from maturities of investment securities held-to-maturity            5           0
    Purchases of investment securities available-for-sale                    (5,264)    (52,571)
    Purchase of premises and equipment, net                                  (1,101)     (1,264)
                                                                           --------    --------

    Net cash used in investing activities                                  $(20,408)   $ (2,316)
                                                                           --------    --------

FINANCING ACTIVITIES
    (Decrease) increase  in Federal Home Loan Bank advances                  (7,278)         23
    Increase in deposits                                                     35,022      14,845
    Cash dividends paid                                                      (1,388)     (1,311)
    Net increase in treasury stock                                              516         658
                                                                           --------    --------

           Net cash provided by financing activities                         26,872      14,215
                                                                           --------    --------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                         11,023      15,927

Cash and cash equivalents at beginning of period                             68,943      31,610
                                                                           --------    --------

Cash and cash equivalents at end of period                                 $ 79,966    $ 47,537
                                                                           ========    ========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                        Common Stock        Additional             Accumulated                Total       Compre-
                                    ---------------------    Paid-in    Retained  Comprehensive  Treasury  Stockholders'  hensive
(Dollars in thousands)               Shares     Par Value    Capital    Earnings      Equity       Stock      Equity       Income
                                     ---------  ---------   ---------   --------  -------------  --------  ------------   ---------
Balance at December 31, 2004         4,799,666   $  4,800   $   2,052   $ 53,749     $   (78)     (5,121)   $  55,402

  Net income                                 -          -           -      2,090            -           -       2,090      $  2,090
  Cash dividends declared                    -          -           -     (1,311)           -           -      (1,311)
  Issuance of common stock             480,149        480      10,612    (11,092)           -           -
  Other comprehensive income
     Net unrealized (losses) gains
     on investment securities
     available-for-sale                      -          -           -          -          (825)          -       (825)         (825)
  Treasury stock transactions                -          -          18          -            -         640         658             -
                                     ---------  ---------   ---------   --------    ----------   --------   ---------      --------
  Comprehensive Income                                                                                                     $  1,265

Balance at June 30, 2005             5,279,815   $  5,280   $  12,682   $ 43,436     $    (903)  $ (4,481)  $  56,014
                                     =========  =========   =========   ========    ==========   ========   =========


Balance at December 31, 2005         5,279,815   $  5,280   $  12,441   $ 46,503     $  (1,929)  $ (3,618)  $  58,677


    Net income                               -          -           -      3,927            -           -       3,927      $  3,927
    Cash dividends declared                  -          -           -     (1,388)           -           -      (1,388)
    Stock dividends declared                 -          -           -          -
    Other Comprehensive Income
       Net unrealized gain (loss)
       on investment securities
       available-for-sale                    -          -           -          -         (717)          -        (717)         (717)
    Treasury stock transactions              -          -        (403          -            -         919         516             -
                                     ---------  ---------   ---------   --------    ----------   --------   ---------      --------
  Comprehensive Income                                                                                                     $  3,210

Balance at June 30, 2006             5,279,815   $  5,280   $  12,038   $ 49,042     $  (2,646)  $ (2,699)  $  61,015
                                     =========   ========   =========   ========    ===========  ========   =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I,
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.



2.  EARNINGS PER SHARE

          Three Months ended June 30, 2006

                                                           Income
                                                         (thousands)          Shares           Per Share
                                                         (numerator)       (denominator)         Amount
                                                         ----------        ------------        ---------
          Basic earnings per share
          Net income available to common stockholders        $2,081           5,151,932           $ 0.40
          Effect of Dilutive Securities
          Options to purchase common stock                        -             100,538                -
                                                         ----------        ------------        ---------
          Diluted earnings per share
          Net income available to common stockholders        $2,081           5,252,470           $ 0.40
                                                         ==========        ============        =========


          Six Months ended June 30, 2006

                                                             Income           Shares           Per Share
                                                         (numerator)       (denominator)         Amount
                                                         ----------        ------------        ---------
          Basic earnings per share
          Net income available to common stockholders        $3,927           5,141,410           $ 0.76
          Effect of Dilutive Securities
          Options to purchase common stock                        -              94,562             (.01)
                                                         ----------        ------------        ---------
          Diluted earnings per share
          Net income available to common stockholders        $3,927           5,235,972           $ 0.75
                                                         ==========        ============        =========


          Three Months ended June 30, 2005

                                                             Income           Shares           Per Share
                                                         (numerator)       (denominator)         Amount
                                                         ----------        ------------        ---------
          Basic earnings per share
          Net income available to common stockholders        $1,072           5,079,336             0.21
          Effect of Dilutive Securities
          Options to purchase common stock                        -             150,880               -
                                                         ----------        ------------        ---------
          Diluted earnings per share
          Net income available to common stockholders        $1,072           5,230,216            $0.21
                                                          ==========        ============        =========

          17,866 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           Six Months ended June 30, 2005
           ------------------------------

                                                              Income           Shares           Per Share
                                                          (numerator)       (denominator)         Amount
                                                          ----------        ------------        ---------
           Basic earnings per share
           Net income available to common stockholders        $2,090           5,057,033           $ 0.41
           Effect of Dilutive Securities
           Options to purchase common stock                       -              165,150            (0.01)
                                                          ----------        ------------        ---------
           Diluted earnings per share
           Net income available to common stockholders        $2,090           5,222,183           $ 0.40
                                                          ==========        ============        =========

           17,688 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

3.  COMPREHENSIVE INCOME

    Components of comprehensive income are presented in the following chart:

                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                         2006         2005            2006          2005
                                                         -----------------            ------------------

    Unrealized gains on securities:
       Unrealized gains (losses) arising in period   $   (803)    $   (726)       $ (1,007)      $(1,312)
       Reclassification adjustment                          0           60             (80)           60
                                                      -------     --------        --------       -------
       Net unrealized gains (losses)                     (803)        (666)         (1,087)       (1,252)
                                                      -------     --------        --------       -------
    Other comprehensive income before taxes              (803)        (666)         (1,087)       (1,252)
    Income tax benefit (expense)                          273          169             370           427
                                                      -------     --------        --------       -------
    Other comprehensive income                           (530)        (497)           (717)         (825)
                                                      -------     --------        --------       -------
    Comprehensive income (losses)                    $  1,551         $575         $ 3,210       $ 1,265
                                                     ========    =========       =========       =======



4.  SUBORDINATED DEBT

Management has determined that First Chester County Corporation Trust I and Trust II (Trust I and Trust II, collectively, the "Trusts") each qualify as variable interest entities under FASB Interpretation 46 (FIN 46R). Each of the Trusts issued mandatory redeemable preferred stock ("trust preferred securities") to investors and loaned the proceeds to the Corporation. As of June 30, 2006, the amount of trust preferred securities outstanding was $15.0 million. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Corporation.

In accordance with FIN 46R, the Corporation deconsolidated the Trusts at the end of the first quarter of 2004. In March 2005, the Federal Reserve Board adopted a final rule that continues to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to certain restrictions. Based on the final rule, the Corporation expects to be able to continue to include all of the $15.0 million in trust preferred securities in Tier I Capital.

5.  SHARE-BASED COMPENSATION

Prior to January 1, 2006, the Corporation's stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion
25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148,

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Corporation's Consolidated Statements of Income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123R Share-Based Payment ("SFAS 123R"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation currently uses the Black-Scholes option pricing model to determine the fair value of stock options and other share-based compensation and anticipates continuing to use the Black-Scholes model going forward. Management will utilize the methodologies under SFAS 123R to value future grants. As of December 31, 2005, all stock options were fully vested. The Corporation did not grant any stock options during the three and six-months ended June 30, 2006.

The Corporation's earnings before income taxes for the three and six-months ended June 30, 2006 were not affected by the adoption of SFAS 123R, as the Corporation did not have any unvested options as of January 1, 2006, or at any time through June 30, 2006. The Corporation did not have proforma stock based compensation expense for the six months ended June 30, 2005 under Opinion 25 as there were no unvested options during this period.

For periods prior to the adoption of SFAS 123R, the Corporation presents any tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The excess tax benefits for the three and six-months ended June 30, 2006 was not material.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Corporation is in process of assessing the impact of the adoption of this statement on the Corporation's financial results.

In March 2006, the FASB issued SFAS No. 156, "Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities" ("SFAS 156"), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), and requires an entity to 1) separately recognize financial assets as servicing assets or servicing  liabilities,  each time it  undertakes  an  obligation  to  service a financial  asset by entering  into  certain  kinds of  servicing  contracts,  2)
initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Additionally, SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation's financial results.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify which interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. SFAS 155 is not expected to have a material impact on the Corporation's results of operations or financial condition.

In November 2005, the FASB issued FSP FAS Nos. 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP nullifies certain requirements of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP nullifies the requirements of paragraphs 10-18 of Issue 03-1, carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples, and references existing "other-than-temporary" guidance. The guidance in this FSP will apply to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Corporation's results of operations or financial condition.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements or a change in an accounting estimate. SFAS 154 carries forward the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections of errors made in fiscal years beginning after June 1, 2005. SFAS 154 did not have any impact on the Corporation's financial position or results of operations.


7.  RECLASSIFICATIONS

Certain  2005  numbers  have  been   reclassified   to  conform  with  the  2006
presentation. These reclassifications have no impact on net income or earnings per share.

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

In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and that these risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management. Information about the primary risks and uncertainties that could cause the Corporation's actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Material changes to such "risk factors" may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our Annual Report.

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

                          EARNINGS AND DIVIDEND SUMMARY

Net income for the three months ended June 30, 2006 was $2.1 million, an increase of $1.0 million or 94% from $1.1 million for the same period in 2005. Net income for the six-month period ended June 30, 2006 was $3.9 million, an increase of $1.8 million or 88% from $2.1 million for the same period in 2005. Basic earnings per share were $0.40 and $0.76 for the three and six-month periods ended June 30, 2006, respectively, compared to $0.21 and $0.41 for the same periods in 2005. Cash dividends declared for the three and six-month periods of 2006 were $0.135 and $0.270 per share compared to $0.130 and $0.2595 per share for the three and six-month periods ended June 30, 2005.

The increase in net income for the three and six-month periods ended June 30, 2006 was primarily the result of increases in net interest income and decreases in the provision for loan and lease losses, combined with an increase in non-interest income and a decrease in non-interest expense. Net interest income benefited from increases in the volume of outstanding loans and leases and the interest rates earned on the Corporation's loan and lease portfolio. These increases were partially offset by increases in the volume of outstanding interest-bearing liabilities and the interest rates paid on these interest-bearing liabilities. The increase in non-interest income was primarily due to an increase in trust investment services revenue, while the decrease in non-interest expenses was primarily related to decreases in professional service expenses and other expenses.


                                 SELECTED RATIOS

                              Three Months Ended             Six Months Ended
                                    June 30,                     June 30,
                               2006         2005            2006          2005
                               -----------------            ------------------
SELECTED RATIOS
---------------
Return on Average Assets       0.97%        0.53%           0.92%         0.52%
Return on Average Equity      13.70%        7.65%          13.02%         7.47%
Earnings Retained             66.60%       39.18%          64.65%        37.27%
Dividend Payout Ratio         33.40%       60.82%          35.35%        62.73%
Book Value Per Share          $11.81       $10.99          $11.81        $10.99


                               NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended June 30, 2006 was $8.3 million, an increase of 6.8% from $7.8 million for the same period in 2005. Net interest income on a tax equivalent basis for the six-month period ended June 30, 2006 was $16.5 million, an increase of 6.5% from $15.5 million for the same period in 2005. The

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

increase in tax equivalent net interest income can be attributed to an increase in the average balance of interest-earning assets and an increase in the average interest rates earned on interest earning assets when compared to the same period last year, partially offset by an increase in the yields paid on interest-bearing liabilities and an increase in the average balance of such liabilities outstanding.

The net yield on interest-earning assets, on a tax equivalent basis for the three-months ended June 30, 2006 was 4.04%, a decrease of 0.49% or 2 basis points (one basis point is equal to 1/100 of a percent) from 4.06% in the same period in 2005. For the six-month period ended June 30, 2006, the net yield on interest earning assets remained constant at 4.07% when compared to the same period in 2005.

The average yield on interest-earning assets for the three-month period ended June 30, 2006 was 6.43%, an increase of 13.2% or 75 basis points from 5.68% in the same period in 2005. For the six-month period ended June 30, 2006, average yield on interest-earning assets was 6.30%, an increase of 13.3% or 74 basis points from 5.56% for the same period in 2005. The average yield paid on interest-bearing liabilities for the three-month period ended June 30, 2006 was 2.93%, an increase of 46.5% or 93 basis points from 2.00% for the same period in 2005. For the six-month period ended June 30, 2006, average yield paid on interest-bearing liabilities was 2.75%, an increase of 50.3% or 92 basis points from 1.83% for the same period in 2005.

Interest rates and pricing competition may continue to put pressure on our net-interest margin and may adversely impact net-interest income in future time periods. Additionally, pressure to raise deposits to fund loan growth has caused the Corporation to acquire other sources of funds, such as brokered deposits and to introduce products to retain deposits that were formerly "swept" off of the balance sheet. Deposits obtained in this manner are higher cost funds and contribute to the increased yield on interest-bearing liabilities and impact net-interest income.

Average interest-earning assets increased approximately $54.6 million or 7.1% to $819.7 million for the three-months ended June 30, 2006 from $765.1 million in the same period last year. For the six months ended June 30, 2006, average interest-earning assets increased approximately $49.4 million or 6.5% to $811.7 million from $762.3 million in the same period in 2005. The increase in average interest-earning assets for the three-month period ended June 30, 2006 was the result of a 4.7% or $30.9 million increase in average total loans combined with a 518% or $33.5 million increase in average federal funds sold, partially offset by a 9.0% or $9.3 million decrease in average investment securities. For the six-month period ended June 30, 2006, the increase was the result of a 6.3% or $40.2 million increase in average total loans, combined with a 541% or $30.9 million increase in average federal funds sold, partially offset by an 18.4% or $21.4 million decrease in average investment securities.

Average interest-bearing liabilities increased approximately $48.2 million or 7.8% to $667.8 million for the three-months ended June 30, 2006, from $619.5 million in the same period in 2005. For the six-month ended June 30, 2006, average interest-bearing liabilities increased $37.0 million or 6.0% to $656.0 million from $619.1 million in the same period in 2005. The increase in average interest-bearing liabilities for the three-month period was the result of a $55.9 million or 10.5% increase in interest-bearing deposits, partially off-set by a $7.6 million or 10.7% decrease in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the six-month period was the result of a $40.5 million or 7.6% increase in interest-bearing deposits, partially offset by a $3.6 million or 5.0% decrease in FHLB advances and other borrowings.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

        (Dollars in thousands)                                          2006                              2005
                                                           ------------------------------    ----------------------------
                                                            Daily                            Daily
                                                            Average                          Average
          ASSETS                                            Balance   Interest    Rate       Balance    Interest   Rate
                                                            -------   --------    ----       --------   --------   ----
 Federal funds sold                                        $ 39,921   $    496    4.97%      $  6,465   $     47   2.91%
 Interest-bearing deposits in banks                             261          4    6.13%           719          1   0.56%
 Investment securities:
      Taxable                                                79,955        951    4.76%        85,542        909   4.25%
      Tax-exempt(1)                                          14,679        146    3.98%        18,425        193   4.18%
                                                             ------    -------    -----        ----

      Total investment securities                            94,634      1,097    4.64%       103,967      1,102   4.24%
                                                             ------    -------    -----        ----

 Loans and leases: (2)
      Taxable                                               670,384     11,355    6.78%       638,485      9,479   5.94%
      Tax-exempt(1)                                          14,494        228    6.29%        15,468        233   6.03%
                                                            -------     ------    -----        ----

      Total loans and leases                                684,878     11,583    6.76%       653,953      9,712   5.94%
                                                            -------     ------   ------         ----

 Total interest-earning assets                              819,694     13,180    6.43%       765,104     10,862   5.68%
 Non-interest earning assets:
      Allowance for possible loan
      and lease losses                                      (8,579)                            (7,216)
      Cash and due from banks                                23,334                            23,920
      Other assets                                           23,884                            22,571
                                                             -------                           ------

 Total assets                                              $ 858,33                          $804,379
                                                           ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings, NOWS & money market deposits                      $375,868   $  1,800    1.92%      $385,608   $  1,123   1.16%
Certificates of deposits and other time                     212,875      2,137    4.02%       147,273      1,093   2.97%
                                                                                  -----      --------   --------

Total interest bearing deposits                             588,743      3,937    2.67%       532,881      2,216   1.66%
Junior subordinated debentures                               15,465        319    8.25%        15,465        244   6.31%
Federal Home Loan Bank advances and
 other borrowings                                            63,543        635    4.00%        71,178        640   3.60%
                                                            -------     ------    -----       -------

Total interest bearing liabilities                          667,751      4,891    2.93%       619,524      3,100   2.00%
                                                            -------     ------    -----       -------

Non-interest bearing liabilities:
      Non-interest bearing demand deposits                  125,117                           124,324
      Other liabilities                                       4,704                             4,512
                                                            -------                           -------

 Total liabilities                                          797,572                           748,360
 Stockholders' equity                                        60,761                            56,019
                                                            -------                           -------

 Total liabilities and stockholders' equity                $858,333                          $804,379
                                                           ========                          ========

 Net interest income                                                  $  8,289                          $  7,762
                                                                      ========                          ========

 Net yield on interest earning assets                                             4.04%                            4.06%
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

        (Dollars in thousands)                                          2006                              2005
                                                           ------------------------------    ----------------------------
                                                           Daily                              Daily
                                                           Average                            Average
          ASSETS                                           Balance    Interest    Rate        Balance   Interest   Rate
                                                           -------    --------    ----       -------   --------    -----
          Federal funds sold                               $ 36,641   $    867    4.73%      $  5,713   $     75   2.63%
          Interest-bearing deposits in banks                    306          8    5.23%           683          3   0.88%
          Investment securities:
               Taxable                                       80,224      1,951    4.86%        95,218      1,971   4.14%
               Tax-exempt(1)                                 14,678        296    4.03%        21,101        451   4.28%
                                                           --------   --------                -------   --------

          Total investment securities                        94,902      2,247    4.74%       116,319      2,422   4.16%
                                                           --------   --------                -------    -------

          Loans and leases: (2)
               Taxable                                      665,192     21,978    6.61%       626,167     18,283   5.84%
               Tax-exempt(1)                                 14,658        457    6.23%        13,445        400   5.94%
                                                           --------   --------                -------   --------
               Total loans and leases                       679,850     22,435    6.60%       639,612     18,683   5.84%
                                                           --------   --------                -------   --------
          Total interest-earning assets                     811,699     25,557    6.30%       762,327     21,183   5.56%
          Non-interest earning assets:
               Allowance for possible loan
                    and lease losses                         (8,567)                           (7,216)
               Cash and due from banks                       23,571                            24,150
               Other assets                                  23,703                            22,865
                                                           --------                           -------

          Total assets                                     $850,406                          $802,126
                                                           ========                          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Savings, NOWS & money market deposits            $372,624   $  3,299    1.77%      $402,672   $  2,178   1.08%
          Certificates of deposits and other time           200,799      3,835    3.82%       130,228      1,790   2.75%
                                                          ---------   ---------              --------   --------

          Total interest bearing deposits                   573,423      7,134    2.49%       532,900      3,968   1.49%
          Junior subordinated debentures                     15,465        617    7.98%        15,465        465   6.01%
          Federal Home Loan Bank advances and
          other borrowings                                   67,137      1,274    3.80%        70,700      1,233   3.49%
                                                           --------   --------                --------  --------

          Total interest bearing liabilities                656,025      9,025    2.75%       619,065      5,666   1.83%
                                                           --------   --------                 -------  --------

          Non-interest bearing liabilities:
               Non-interest bearing demand deposits         129,028                           122,268
               Other liabilities                              5,013                             4,819
                                                           --------                          --------

          Total liabilities                                 790,066                           746,152
          Stockholders' equity                               60,340                            55,974
                                                           --------                          --------

          Total liabilities and stockholders' equity       $850,406                          $802,126
                                                           ========                          ========

Net interest income                                                   $ 16,532                          $ 15,517
                                                                      ========                          ========

          Net yield on interest earning assets                                    4.07%                            4.07%
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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

      INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT INVESTMENTS

Interest income on Federal Funds sold and other overnight investments for the three and six-month periods June 30, 2006, increased $449 thousand and $792 thousand to $496 thousand and $867 thousand, respectively, when compared to the same periods in 2005. The increase in interest income on Federal Funds sold and other overnight investments for the three-month period is the direct result of a 517.5% or $33.5 million increase in average federal funds sold and other overnight investments and a 70.8% or 206 basis point increase on the rates earned. The increase for the six-month period is the direct result of a 541.4% increase or $30.9 million increase in average funds sold and a 79.9% or 210 basis point increase in the rates earned.

                    INTEREST INCOME ON INVESTMENT SECURITIES


On a tax equivalent basis, interest income on investment securities decreased 0.5% or $5 thousand to $1.1 million for the three-month period ended June 30, 2006 when compared to the same period in 2005. For the six-month period ended June 30, 2006, interest income on investment securities decreased 7.2% or $175 thousand to $2.2 million from $2.4 million when compared to the same period in 2005. The decrease for the three-month period is primarily due to a 9.0% or $9.3 million decrease of the average balance of investment securities, partially offset by a 9.4% or 40 basis point increase earned on such investments. The decrease for the six-month period ended June 30, 2006 is the result of an 18.4% or $21.4 million decrease of the average balance of investment securities, partially offset by a 13.9% or 58 basis point increase earned on such investments.


                       INTEREST INCOME ON LOANS AND LEASES

Interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 19.3% and 20.1% to $11.6 million and $22.4 million for the three and six-month periods ended June 30, 2006, compared to the same periods in 2005, respectively. The increase in interest income for these periods is the direct result of a $30.9 million or 4.7% and $40.2 million or 6.3% increase in the average balance of loans and leases outstanding compared to the same period in 2005. In addition, average interest rates earned on the portfolio increased 13.8% or 82 basis point and 13.0% or 76 basis point for the three and six-month periods ended June 30, 2006 as compared to the same periods in 2005.


                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

Interest expense on deposit accounts increased 77.7% and 79.8% for the three and six-month periods ended June 30, 2006 to $3.9 million and $7.1 million, compared to $2.2 million and $4.0 million for the same periods in 2005. This increase was due in part to an increase in average total interest-bearing deposits of $55.9 million or 10.5% and $40.5 million or 7.6% for the three and six-month periods June 30, 2006. In addition, the average interest rates paid on these deposits increased by 60.8% or 101 basis points and 67.1% or 100 basis points for the three and six-month periods ended June 30, 2006 as compared to the same periods in 2005.

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

    INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings decreased by $5 thousand or 0.8% to $635 thousand for the three-month period ended June 30, 2006 from $640 thousand for the same period in 2005. This decrease for the 3 month period ended June 30, 2006 is due to a decrease of 10.7% or $7.6 million in the average balances of these funding sources, partially offset by an increase of 40 basis points or 11.1%, in the average interest rate paid on these borrowings. Interest expense on FHLB and other borrowings increased by $41 thousand or 3.3% to $1.3 million for the six-month period ended June 30, 2006 from $1.2 million for the same period in 2005. This increase for the six month period ended June 30, 2006 is due to an increase of 31 basis points, or 8.9%, in the average interest rate paid on these borrowing, partially offset by a decrease of 5.0% or $3.6 million in the average balances of these funding sources. FHLB borrowing has been an alternative to deposits to support loan growth.

                   INTEREST EXPENSE ON SUBORDINATED DEBENTURES

Interest expense on subordinated debentures increased $75 thousand to $319 thousand for the three-month period ended June 30, 2006 from $244 thousand for the same period in 2005. Interest expense on subordinated debentures increased $152 thousand to $617 thousand for the six-month period ended June 30, 2006 from $465 thousand when compared to the same period in 2005. The increase for the three and six-month periods ended June 30, 2006 was a direct result of an increase in the average interest rate paid on these debentures. Average balances between the two periods remained unchanged at $15.5 million.

                       PROVISION FOR LOAN AND LEASE LOSSES

During the three and six-month periods ended June 30, 2006, the Corporation recorded a $0 and a $3 thousand provision for loan and lease losses compared to $504 thousand and a $1.0 million for the same periods in 2005. The reduced provision is a function of improved asset quality as reflected by a $2.5 million and $1.2 million reduction in non-accrual loans as compared to June 30, 2005 and December 31, 2005, respectively.

                       ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on Management's evaluations of the collectability of loans. These evaluations take into consideration such

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers ability to pay.

At June 30, 2006 the Corporation reclassified $523 thousand of the allowance for loan and lease losses as other liabilities on the consolidated statement of condition. This amount represents an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank. The allowance for loan and lease losses as of December 31, 2005 and June 30, 2005 were also reclassified to conform with the 2006 presentation. The amounts reclassified as allowance for possible losses on unfunded loans and lines of credit were $426 thousand and $346 thousand at December 31, 2005 and June 30, 2005, respectively.



(Dollars in thousands)                            Three Months Ended             Six Months Ended
                                                        June 30,                     June 30,
                                                 2006               2005     2006               2005
                                                 -----------------------     -----------------------

Balance at beginning of period                   $   8,579     $   7,447     $   8,549     $   7,213
                                                 ---------     ---------     ---------     ---------

Provision charged to operating expense                --             504             3         1,010
Allowance adjustments-other                           (523)         (346)         (523)         (346)
                                                 ---------     ---------     ---------     ---------

    Recoveries of loans previously charged-off         220           100           292           172
    Loans charged-off                                  (25)          (47)          (70)         (391)
                                                 ---------     ---------     ---------     ---------

Net recoveries (loans charged-off)                     195            53           222          (219)
                                                 ---------     ---------     ---------     ---------

Balance at end of period                         $   8,251     $   7,658     $   8,251     $   7,658
                                                 =========     =========     =========     =========
Period-end loans outstanding                     $ 686,387     $ 657,283     $ 686,387     $ 657,283
Average loans outstanding                        $ 684,878     $ 653,953     $ 679,850     $ 639,612
Allowance for loan and lease losses as a
  percentage of period-end loans outstanding         1.20%         1.17%         1.20%         1.17%

Net charge-offs to average loans
    outstanding                                     (0.03%)       (0.01%)       (0.03%)        0.03%




       ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES AND
                        COMPARISON OF LOANS OUTSTANDING

Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing loans are primarily collateralized by real estate and are in the process of collection. As of June 30, 2006, the level of non-performing assets has decreased $2.5 million from June 30, 2005, and non-performing

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

assets decreased $1.0 million from December 31,2005. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Non- performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. Management continues to focus on controlling current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases:

                         NON-PERFORMING LOANS AND ASSETS

             (Dollars in thousands)                                      June 30,                  December 31,
                                                                  ----------------------      ----------------------
                                                                    2006          2005                  2005
                                                                  --------      --------      ----------------------

             Past due over 90 days and still accruing             $    222      $    168              $      0

             Non-accrual loans and leases                            7,136         9,646                 8,358
                                                                  --------      --------                ------

             Total non-performing loans and leases                   7,358         9,814                 8,358

             Other real estate owned                                     -             -                     -
                                                                  --------      --------              --------

             Total non-performing assets                          $  7,358      $ 9,814               $  8,358
                                                                  ========      ========              ========

             Non-performing loans and leases as a percentage
             of total loans and leases                               1.07%         1.49%                 1.26%

            Allowance for loan and lease losses as a percentage
            of non-performing loans and leases                     112.14%        78.03%                97.19%

            Non-performing assets as a percentage of
            total loans and other real estate owned                  1.07%         1.49%                 1.26%

            Allowance for loan and lease losses as a
            percentage of non-performing assets                    112.14%        78.03%                97.19%

The Corporation held no other real estate owned ("OREO") at this time.


                                 LOAN IMPAIRMENT

The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

FASB 114  "Accounting  by  Creditors  for  Impairment  of  Loans"  requires  the
Corporation  to  examine  commercial  and  non-residential   mortgage  loans  on
non-accrual status for impairment. The balance of impaired loans was $7.1 million, $8.4 million, and $9.6 million at June 30, 2006, December 31, 2005

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

and June 30, 2005, respectively. The associated allowance for impaired loans was $881 thousand, $897 thousand, and $1.0 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

For the three and six-month periods ended June 30, 2006, activity in the allowance for impaired loan losses includes a provision of $0 and $0 thousand and charge-offs of $1 thousand and $0 thousand. There were no recoveries in either the three or six-month periods ended June 30, 2006. Contractual interest amounted to $167 thousand for the three-months ended June 30, 2006 and $315 thousand for the six-months ended June 30, 2006. Total cash collected on non-accrual loans for the three and six-month periods ended June 30, 2006 was $23 thousand and $1.1 million, respectively, all of which was applied to principal. Loans returned to performing for the three month and six-month period ended June 30, 2006 was $0 thousand and $222 thousand.

                               NON-INTEREST INCOME

Total non-interest income increased 12.7% or $273 thousand to $2.4 million for the three months ended June 30, 2006, when compared to the same period in 2005. For the six-month period ended June 30, 2006, total non-interest income increased 2.4% or $108 thousand to $4.5 million when compared to the same period in 2005. The various components of non-interest income are discussed below.

The largest component of non-interest income is Trust and Investment Services revenue, which increased 25.9% and 8.0% to $900 thousand and $1.7 million for the three and six-month periods June 30, 2006, respectively, compared with the same periods in 2005. The increase in trust and investment services revenue is primarily the result of higher fees charged for certain trust services, higher estate fee income and the addition of several higher yielding accounts.

Service charges on deposit accounts increased $29 thousand or 6.1% to $507 thousand for the three-month period ended June 30, 2006 compared to $478 thousand for the same period in 2005. For the six-month period ended June 30, 2006, service charges on deposit accounts increased 1.1% to 960 thousand for the three month period ended June 30, 2006 compared to $950 thousand for the same period in 2005. The increase in service charges is a result of an increased amount of overdraft charges on retail and commercial demand deposit accounts partially offset by a decrease in the service charges for these accounts.

The corporation recognized a net loss of $80 thousand on sales of investment securities during the six-month period ended June 30, 2006 compared with a net gain of $60 thousand during the same period in 2005. The losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with several customers. The income on these leases is classified as "Rental Income". Rental Income on operating lease agreements for the three and six-month period ended June 30, 2006 increased 14.4% and 15.9%, to $278 thousand and $546 thousand from $243 thousand and $471 thousand, respectively, when compared to the same periods in 2005.

Gains on the sale of premises and OREO were $9 thousand and $19 thousand for the three and six-months ended June 30, 2006 as compared to losses of $7 thousand for the same periods in 2005. The Corporation held no OREO properties at June 30, 2006.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

Gains and fee income generated on the sale of residential mortgages for the three and six-month period ended June 30, 2006 decreased $26 thousand and $29 thousand from $113 thousand and $194 thousand to $87 thousand and $165 thousand compared to the same periods in 2005. The decrease is primarily due to a lower volume of originations and sales of residential mortgages during the three-months ended June 30, 2006 as compared to the same period in 2005.

Other non-interest income increased 4.2% or $26 thousand for the three-month period ended June 30, 2006 compared to $618 thousand for the same period in 2005. For the six-month period ended June 30, 2006, other non-interest income increased 3.4% or $40 thousand when compared to the same period in 2005. Other non-interest income includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income.

                              NON-INTEREST EXPENSE

Total non-interest expense decreased $90 thousand or 1.1% to $7.7 million and $380 thousand or 2.4% to $15.4 million for the three and six-month periods ended June 30, 2006, compared to the same periods in 2005. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased 1.2% or $50 thousand to $4.1 million and 4.2% or $345 thousand to $8.5 million for the three-month and six-month periods ended June 30, 2006 compared to the same periods in 2005. The increase in salaries and benefit expense is primarily the result of costs associated with the implementation of a new performance based incentive plan and the accrual of expenses associated with that plan which are based on assumptions that targeted goals are attained.

Net occupancy, equipment and data processing expense remained constant at $1.4 million for the three-month period ended June 30, 2006 and decreased $31 thousand or 1.1% to $2.8 million for the six-month period ended June 30, 2006 when compared to the same periods in 2005. The decrease for the six months ended June 30, 2006 can be attributed to higher costs during the first and second quarters of 2005 associated with infrastructure improvements necessary for new branch sites. The Corporation currently has a variety of branch improvement and expansion projects planned throughout the remainder of 2006 and into 2007.

Depreciation on operating leases increased $30 thousand or 14.2% to $242 thousand and $60 thousand or 14.5% to $473 thousand for the three and six-month periods ended June 30, 2006 when compared to the same periods in 2005. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

Expenses for professional services decreased $126 thousand or 22.3% to $439 thousand and $458 thousand or 33.7% to $903 thousand for the three and six-month periods ended June 30, 2006 when compared to the same periods in 2005. The decrease is largely the result of charges recognized in 2005 for other consulting fees for real estate management, benefit plans, management planning and the cost of complying with Sarbanes-Oxley legislation.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

Total other non-interest expense decreased $52 thousand or 3.9% to 1.3 million and $402 thousand or 15.3% to $2.2 million for the three and six-month periods ended June 30, 2006 compared to the same periods in 2005. Other non-interest expense includes marketing expenses, annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies. The decrease is largely the result of expenses related to the development and introduction of the new corporate marketing program, the costs of which were substantially incurred in 2005.

                                  INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2006 was $833 thousand and $1.5 million, compared to $429 thousand and $839 thousand for the same periods in 2005. This represents an effective tax rate of 28.6% and 28.3% for the three and six-month periods ended June 30, 2006 compared with 28.6% and 28.6% for the same periods in 2005.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

                                DEPOSIT ANALYSIS

                                    For the Six Months Ended        For the Year Ended
(Dollars in thousands)                     June 30, 2006              December 31, 2005
                                     ------------------------     ------------------------
                                     Average      Effective        Average       Effective
DEPOSIT TYPE                         Balance        Yield          Balance         Yield
------------                        ---------     ---------       ---------      ---------

NOW Accounts                        $ 123,878       1.41%         $ 125,755        1.20%
Money Market                           76,052       3.47%            53,946        1.17%
Statement Savings                      52,116       0.79%            56,653        0.80%
Other Savings                             886       0.45%               932        0.75%
CD's Less than $100,000               155,692       3.85%           129,058        2.63%
                                    ---------                     ---------

Total Core Deposits                   408,624       2.64%           366,344        1.64%

Non-Interest Bearing
Demand Deposit Accounts               129,028         --            128,404          --
                                    ---------                     ---------

Total Core and Non-Interest
  Bearing Deposits                    537,652       2.01%           494,748        1.21%
                                    ---------                     ---------

Tiered Savings                        119,693       1.50%           133,158        1.58%
CD's Greater than $100,000             45,107       3.73%            78,684        2.41%
                                    ---------                     ---------

Total Deposits                      $ 702,452       2.03%         $ 706,590        1.42%
                                    ---------                     ---------


The Bank, as a member of the FHLB, maintains several credit facilities. During the three and six-month periods ending June 30, 2006, average FHLB advances were approximately $63.5 million and $67.1 million, respectively, and consisted of term advances representing a variety of maturities. The average interest rate on these advances was 4.0% and 3.8%, respectively. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $221.7 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank's FHLB stock.

To supplement the Corporation's sources of liquidity, the Corporation has initiated the use of alternative funding sources such as brokered deposits and bringing off-balance sheet "swept" funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $263.9 million or 30.2% of total assets at June 30, 2006 compared with a negative $122.6 million or 14.5% of total assets at December 31, 2005. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

                          INTEREST SENSITIVITY ANALYSIS
                               AS OF JUNE 30, 2006

                                                             One          Over
(Dollars in thousands)                        Within       through        five       Non-rate
                                             one year     five years      years      sensitive      Total
                                             ---------    ----------    ---------    ---------    ----------
ASSETS
   Federal funds sold                        $  52,300     $       0    $       0    $       0    $   52,300
   Investment securities                        20,850        45,445       26,910            0        93,205
   Interest bearing deposits in banks              286             0            0            0           286
   Net loans and leases                        237,488       326,517      122,382       (8,251)      678,136
   Cash and due from banks                           0             0            0       27,380        27,380
   Premises and equipment                            0             0            0       13,460        13,460
   Other assets                                      0             0            0       10,324        10,324
                                             ---------     ---------    ---------    ---------    ----------
   Total assets                              $ 310,924     $ 371,962    $ 149,292    $  42,913    $  875,091
                                              ========     =========    =========    =========    ==========

LIABILITIES AND CAPITAL
   Non-interest bearing deposits             $       0     $       0    $       0    $ 133,790    $  133,790
   Interest bearing deposits                   548,223        39,406        9,700            0       597,329
   FHLB advances and other                      11,170        43,022        7,429            0        61,621
   Junior subordinated debentures               15,465             0            0            0        15,465
   Other liabilities                                 8             0        5,863            0         5,871
   Capital                                           0             0            0       61,015        61,015
                                             ---------     ---------    ---------    ---------    ----------

   Total liabilities & capital               $ 574,866     $  82,428    $  22,992    $ 194,805    $  875,091
                                             =========     =========    =========    =========    ==========

   Net interest rate
      sensitivity gap                        $(263,942)    $ 289,534    $ 126,300    $(151,892)
                                              ========     =========    =========    ========
   Cumulative interest rate
      sensitivity gap                        $(263,942)    $  25,592    $ 151,892   $        0
                                              ========     =========    =========    =========
   Cumulative interest rate
      sensitivity gap divided
      by total assets                         (30.2%)           2.9%        17.4%
                                            ========       =========    =========


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

                                CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2006, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.


                                          As of June 30,         As of December 31,
RISK-BASED                            ---------------------      ------------------      "Well Capitalized"
CAPITAL RATIOS                          2006         2005             2005                   Requirements
--------------                        --------     --------           ----               ------------------

     Corporation
     -----------
Leverage Ratio                          9.16%        8.91%            8.80%                      N/A
Tier I Capital Ratio                   11.06%       10.50%           10.94%                      N/A
Total Risk-Based Capital Ratio         12.22%       11.67%           12.19%                      N/A
     Bank
     ----
Leverage Ratio                          8.45%        8.19%            8.14%                     5.00%
Tier I Capital Ratio                   10.15%        9.61%           10.08%                     6.00%
Total Risk-Based Capital Ratio         11.32%       10.78%           11.32%                    10.00%


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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2005 Annual Report, filed with the Securities and Exchange Commission (the "SEC") via EDGAR as an exhibit to its Form 10-K for the year ended December 31, 2005. Please refer to the "Management's Discussion and Analysis" section on pages 17-36 of the Corporation's Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Included with this Quarterly Report as Exhibits 31.1, 31.2, and 31.3 are two certifications (the "Section 302 Certifications"), one by each of our Chief Executive Officer, President and our Chief Financial Officer (our principal executive, operating and financial officers, respectively, and, collectively, the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

The SEC requires that as of the end of the quarter covered by this Report, our CEO and CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management's Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation's internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers regularly assesses the adequacy of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. During the second quarter of 2006, there were no such changes.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                              (a)           (b)             (c)                      (d)
                           ----------    ----------   -----------------   -------------------------
                             Total                   Total Number of         Maximum Number (or
                           Number of     Average     Shares (or Units)   Approximate Dollar Value)
         Period            Shares (or   Price Paid   Purchased as Part   of Shares (or Units) that
                            Units)       per Share    of Publicly           May Yet Be Purchased
                           Purchased    (or Unit)    Announced Plans         Under the Plans or
                                                      or Programs                 Programs
                           ----------    ----------   -----------------   -------------------------

April 1 to April 30, 2006     --            --              --                  $10,000,000

May 1 to May 31, 2006         --            --              --                  $10,000,000

June 1 to June 30, 2006       --            --              --                  $10,000,000

Total                         --            --              --                  $10,000,000*
                           ----------    ----------   -----------------   -------------------------



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

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All four of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                Nominee                     For          Withheld
           -------------------------    -----------    ------------
           John J. Ciccarone             3,999,927       176,322

           Clifford E. DeBaptiste        3,994,081       182,168

           John B. Waldron               3,997,959       178,290

           Lynn Marie Johnson-Porter     3,989,837       186,442


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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits marked as "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate. Exhibits marked with an asterisk are filed with this report.

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

       31.1 Rule 13a-14(a) Certification of Chief Executive Officer*
       31.2 Rule 13a-14(a) Certification of President*
       31.3 Rule 13a-14(a) Certification of Chief Financial Officer*

       32.1 Section 906  Certification  of the Chief Executive  Officer*
       32.2 Section 906 Certification of the President*
       32.3 Section 906 Certification of the Chief Financial Officer*

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FIRST CHESTER COUNTY CORPORATION





                                    /s/ John A. Featherman, III
                                    -----------------------------------
         August 8, 2006            John A. Featherman, III
                                    Chief Executive Officer




          August 8, 2006           /s/ John E. Balzarini
                                    -----------------------------------
                                    John E. Balzarini
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

31.3  Rule  13a-14(a)  Certification  of Chief Financial Officer*

32.1 Section 906 Certification of the Chief Executive  Officer*

32.2 Section 906 Certification  of the  President*

32.3 Section 906  Certification  of the Chief Financial Officer*