Form 10-Q/A
period 2006-06-30
FIRST CHESTER COUNTY CORP
filed 2006-10-02
CIK 744126

FORM 10-Q/A
                                 Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006, OR
                               -------------

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

This amendment on Form 10-Q/A is being filed to amend and restate Part II, Item 6 of the Form 10-Q filed by First Chester County Corporation on August 8, 2006 to include Exhibit 10.1. Exhibits 31.4, 31.5 and 31.6, Certifications, are also filed herewith.

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

                   10.1 Agreement for the Sale of Real Estate dated as of May 10, 2006 between First National Bank of Chester County and TD Banknorth, N.A.*

                    31.1 Rule 13a-14(a) Certification of Chief Executive Office
                    31.2 Rule 13a-14(a) Certification of President
                    31.3 Rule 13a-14(a) Certification of Chief Financial Officer
                    31.4 Rule 13a-14(a) Certification of Chief Executive Officer with respect to Form 10Q/A*
                    31.5 Rule 13a-14(a) Certification of President with respect to Form 10-Q/A*
                    31.6 Rule 13a-14(a) Certification of Chief Financial Officer with respect to Form 10-Q/A*
                    32.1  Section  906  Certification  of  the  Chief  Executive
                    Officer
                    32.2 Section 906 Certification of the President
                    32.3  Section  906  Certification  of  the  Chief  Financial
                    Officer

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST CHESTER COUNTY CORPORATION



                                             By:  /s/ John E. Balzarini
                                                  ------------------------------
              October 2, 2006                  John E. Balzarini
                                                  Chief Financial Officer

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

          10.1 Agreement for the Sale of Real Estate dated as of May 10, 2006 between First National Bank of Chester County and TD Banknorth, N.A.*

          31.1 Rule 13a-14(a) Certification of Chief Executive Officer
          31.2 Rule  13a-14(a)  Certification  of President
          31.3 Rule 13a-14(a) Certification of Chief Financial Officer
          31.4 Rule 13a-14(a) Certification of Chief Executive Officer with respect to Form 10Q/A*
          31.5 Rule 13a-14(a) Certification of President with respect to Form 10-Q/A*
          31.6 Rule 13a-14(a) Certification of Chief Financial Officer with respect to Form 10-Q/A*
          32.1 Section 906 Certification of the Chief Executive Officer
          32.2 Section 906 Certification of the President
          32.3 Section 906 Certification of the Chief Financial Officer