Form 10-Q
period 2006-09-30
FIRST CHESTER COUNTY CORP
filed 2006-11-09
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, OR
                               ------------------

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 0-12870.
                    -------

                        FIRST CHESTER COUNTY CORPORATION
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

             Pennsylvania                                23-2288763
             ------------                                ----------
            (State or other jurisdiction of              (IRS Employer
             incorporation or organization)         Identification No.)

             9 North High Street,West Chester, Pennsylvania   19380
             ----------------------------------------------   -----
             (Address of principal executive office)      (Zip code)

                                 (484) 881-4000
                                 --------------
               (Registrant's telephone number including area code)

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

The number of shares outstanding of Common Stock of the Registrant as of November 9, 2006 was 5,186,026.

                                      INDEX


Part I.  FINANCIAL INFORMATION

Item 1 -  Financial Statements
          Consolidated Statements of Condition
          September 30, 2006 (unaudited) and December 31, 2005            3

          Consolidated Statements of Income
          Three-Months Ended September 30, 2006 and 2005 (unaudited)      4

          Consolidated Statements of Cash Flows
          Nine-Months Ended September 30, 2006 and 2005 (unaudited)       5

          Consolidated Statements of Stockholders' Equity
          Nine-Months Ended September 30, 2006 and 2005 (unaudited)       6

          Notes to Consolidated Financial Statements                   7-11

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               12-27

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk     28

Item 4 -  Controls & Procedures                                          28

Part II. OTHER INFORMATION
Item 1 -  Legal Proceedings                                              29

Item 1A - Risk Factors                                                   29

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds    29

Item 3 -  Defaults Upon Senior Securities                                30

Item 4 -  Submission of Matters to a Vote of Security Holders            30

Item 5 -  Other Information                                              30

Item 6 -  Exhibits                                                       30

Signatures                                                               31

Index to Exhibits                                                        32

Exhibits                                                              33-38

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                            I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CONDITION

 (Dollars in thousands)                                                                              September 30,
                                                                                                         2006       December 31,
                                                                                                      (unaudited)       2005
                                                                                                     -------------  ------------

ASSETS
    Cash and due from banks                                                                            $  23,228    $  37,401
    Federal funds sold and other overnight investments                                                    42,300       31,000
    Interest bearing deposits in banks                                                                       223          542
                                                                                                       ---------    ---------

                Total cash and cash equivalents                                                           65,751       68,943
                                                                                                       ---------    ---------

    Investment securities held-to-maturity (fair value of $5 at September 30,
        2006 and $10 at December 31, 2005, respectively)                                                       5           10

    Investment securities available-for-sale, at fair value                                              101,633       97,078

    Loans and leases                                                                                     679,399      664,276
    Less:  Allowance for loan and lease losses                                                            (8,174)      (8,123)
                                                                                                       ---------    ---------
                Net loans and leases                                                                     671,225      656,153

    Premises and equipment                                                                                13,791       13,786
    Other assets                                                                                          10,246        9,564
                                                                                                       ---------    ---------
                Total assets                                                                           $ 862,651    $ 845,534
                                                                                                       =========    =========
LIABILITIES
    Deposits
        Non-interest-bearing                                                                           $ 125,023    $ 136,082
        Interest-bearing (including certificates of deposit over $100 of $44,636 and $61,281 at September 30, 2006 and
           December 31, 2005, respectively)                                                              590,546      560,015
                                                                                                       ---------    ---------

        Total deposits                                                                                   715,569      696,097

    Federal Home Loan Bank advances and other borrowings                                                  61,609       68,900
    Subordinated Debt                                                                                     15,465       15,465
    Other liabilities                                                                                      6,431        6,395
                                                                                                       ---------    ---------

        Total liabilities                                                                              $ 799,074    $ 786,857
                                                                                                       ---------    ---------

STOCKHOLDERS' EQUITY
    Common stock, par value $1 - authorized, 10,000,000 shares;
        outstanding, 5,279,815 at September 30, 2006 and December 31, 2005                                 5,280
                                                                                                                        5,280
    Additional paid-in capital                                                                            12,017       12,441
    Retained earnings                                                                                     50,199       46,503
    Accumulated other comprehensive loss                                                                  (1,580)      (1,929)
    Treasury stock, at cost:  97,527 shares and 153,164 shares
       at September 30, 2006 and December 31, 2005, respectively                                          (2,339)      (3,618)
                    --- ----              --- -----                                                       ------       ------

                Total stockholders' equity                                                                63,577       58,677
                                                                                                       ---------    ---------

                Total liabilities and stockholders' equity                                             $ 862,651    $ 845,534
                                                                                                       =========    =========


The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                          Three Months Ended            Nine Months Ended
                                                                                       September 30,               September 30,
                                                                                    2006          2005          2006           2005
                                                                             --------------------------    -------------------------

INTEREST INCOME
    Loans and leases, including fees                                         $    11,741   $    10,257    $    34,031    $    28,812
    Investment securities                                                          1,083         1,062          3,240          3,340
    Federal funds sold and other overnight investments                               646           272          1,514            346
    Deposits in Banks                                                                  3             1             11              4
                                                                             -----------   -----------    -----------    -----------

                Total interest income                                             13,473        11,592         38,796         32,502
                                                                             -----------   -----------    -----------    -----------

INTEREST EXPENSE
    Deposits                                                                       4,468         2,853         11,602          6,821
    Subordinated debt                                                                343           264            960            728
    Federal Home Loan Bank advances and other borrowings                             611           639          1,885          1,873
                                                                             -----------   -----------    -----------    -----------

                Total interest expense                                             5,422         3,756         14,447          9,422
                                                                             -----------   -----------    -----------    -----------

                Net interest income                                                8,051         7,836         24,349         23,080

    Provision for loan and lease losses                                                0           311              3          1,322
                                                                             -----------   -----------    -----------    -----------

                Net interest income after provision
                for possible loan and lease losses                                 8,051         7,525         24,346         21,758
                                                                             -----------   -----------    -----------    -----------

NON-INTEREST INCOME
    Trust and Investment Services                                                    836           844          2,545          2,428
    Service charges on deposit accounts                                              530           483          1,489          1,434
    Investment securities gains (losses), net                                          0            (2)           (80)            58
    Operating lease rental income                                                    292           257            838            729
    Gains (losses) on the sale of fixed assets and other real estate owned             0            (0)            19            (7)
    Gains and fees on the sale of residential mortgages                               95           118            261            312
    Other                                                                            576           585          1,799          1,768
                                                                             -----------   -----------    -----------    -----------
                Total non-interest income                                          2,329         2,285          6,871          6,722
                                                                             -----------   -----------    -----------    -----------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                 4,284         3,756         12,810         11,937
    Occupancy, equipment and data processing                                       1,322         1,397          4,082          4,188
    Depreciation on operating leases                                                 240           226            713            638
    FDIC Insurance                                                                    22            21             66             68
    Bank shares tax                                                                  139            82            566            402
    Professional services                                                            515           629          1,418          1,990
    Other                                                                          1,180         1,302          3,407          3,931
                                                                             -----------   -----------    -----------    -----------
                Total non-interest expense                                         7,702         7,413         23,062         23,154
                                                                             -----------   -----------    -----------    -----------

                Income before income taxes                                         2,678         2,397          8,155          5,326

INCOME TAXES                                                                         822           554          2,371          1,393
                                                                             -----------   -----------    -----------    -----------

NET INCOME                                                                   $     1,856   $     1,843    $     5,784    $     3,933
                                                                             ===========   ===========    ===========    ===========

PER SHARE DATA
    Basic earnings per common share                                          $      0.36   $      0.36    $      1.12    $      0.77
                                                                             ===========   ===========    ===========    ===========
    Diluted earnings per common share                                        $      0.35   $      0.35    $      1.10    $      0.75
                                                                             ===========   ===========    ===========    ===========
    Dividends declared                                                       $    0.1350   $    0.1300    $    0.4050    $    0.4025
                                                                             ===========   ===========    ===========    ===========

Basic weighted average shares outstanding                                      5,175,519     5,114,517      5,152,905      5,083,311
                                                                             ===========   ===========    ===========    ===========

Diluted weighted average shares outstanding                                    5,263,900     5,209,347      5,244,369      5,226,232
                                                                             ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
 (Dollars in thousands)                                                        September 30,
                                                                              2006        2005
                                                                            --------    --------

OPERATING ACTIVITIES
    Net Income                                                            $  5,784    $  3,933
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                             2,097       1,979
    Provision for loan and lease losses                                          3       1,322
    Amortization of investment security premiums
           and accretion of discounts                                          189         184
    Amortization of deferred net loan fees                                      (2)         (4)
    Investment securities (gains) and losses, net                               80         (58)
    Increase in other assets                                                  (700)     (2,005)
    Increase in other liabilities                                               36         823
                                                                           --------    --------

           Net cash provided by operating activities                      $  7,487    $  6,174
                                                                          --------    --------

INVESTING ACTIVITIES
    Increase in loans                                                     (15,073)     (47,178)
    Proceeds from sales of investment securities available-for-sale         4,003      60,068
    Proceeds from maturities of investment securities available-for-sale    5,804      53,322
    Proceeds from maturities of investment securities held-to-maturity          5           0
    Purchases of investment securities available-for-sale                 (14,104)     (74,558)
    Purchase of premises and equipment, net                                (2,102)      (1,639)
                                                                          --------    --------

    Net cash used in investing activities                                 $(21,467)   $ (9,985)
                                                                          --------    --------

FINANCING ACTIVITIES
    (Decrease) increase in Federal Home Loan Bank advances                  (7,291)      3,471
    Increase in deposits                                                    19,472      26,241
    Cash dividends paid                                                     (2,088)     (1,973)
    Net increase in treasury stock                                             695       1,225
                                                                          --------    --------

           Net cash provided by financing activities                        10,788      28,964
                                                                          --------    --------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                        (3,192)     25,153

Cash and cash equivalents at beginning of period                            68,943      31,610
                                                                          --------    --------

Cash and cash equivalents at end of period                                $ 65,751    $ 56,763
                                                                          ========    ========


The accompanying notes are an integral part of these statements.


                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Additional             Accumulated                Total
                                         Common Stock      Paid-in    Retained  Comprehensive  Treasury  Stockholders  Comprehensive
(Dollars in thousands)                 Shares  Par Value   Capital    Earnings     Equity        Stock      Equity        Income
                                       ------  ---------  ---------   --------  -------------  --------  ------------  -------------

Balance at December 31, 2004         4,799,666    $4,800   $ 2,053    $53,747      $   (77)     (5,121)    $55,402

 Net income                                 --        --        --      3,933           --          --       3,933        $3,933
 Cash dividends declared                    --        --        --     (1,973)          --          --      (1,973)
 Issuance of common stock              480,149       480    10,612    (11,092)          --          --
 Other comprehensive income
   Net unrealized (losses) gains on
   investment securities
   available-for-sale                       --        --        --         --       (1,565)         --      (1,565)       (1,565)
 Treasury stock transactions                --        --      (171)        --           --       1,396       1,225            --
                                     ---------    -------  -------    -------      -------     -------     -------        ------
 Comprehensive Income                                                                                                     $2,368

Balance at September 30, 2005        5,279,815    $5,280   $12,494    $44,615      $(1,642)    $(3,725)    $57,022
                                     =========    =======  =======    =======      =======     =======     =======        ======


Balance at December 31, 2005         5,279,815    $5,280   $12,441    $46,503      $(1,929)    $(3,618)    $58,677

 Net income                                 --        --        --      5,784           --          --       5,784        $5,784
 Cash dividends declared                    --        --        --     (2,088)          --          --      (2,088)
 Stock dividends declared                   --        --        --         --           --
 Other Comprehensive Income
   Net unrealized gain (loss)
   on investment securities
   available-for-sale                       --        --        --         --          349          --         349           349
 Treasury stock transactions                --        --      (584)        --           --       1,279         695            --
 Stock-based compensation
   tax benefit                              --        --       160         --           --          --         160            --
                                     ---------    -------  -------    -------      -------     -------     -------        ------
 Comprehensive Income                                                                                                     $6,133

Balance at September 30, 2006        5,279,815    $5,280   $12,017    $50,199      $(1,580)    $(2,339)    $63,577
                                     =========    =======  =======    =======      =======     =======     =======        ======


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

The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I,
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

2.  EARNINGS PER SHARE
    ------------------

Three Months ended September 30, 2006
-------------------------------------
                                               Income
                                             (thousands)         Shares          Per Share
                                             (numerator)      (denominator)        Amount
                                             -----------      -------------      ----------

Basic earnings per share
Net income available to common stockholders    $1,856           5,175,519          $0.36
Effect of Dilutive Securities
Options to purchase common stock                   --              88,381          (.01)
                                               ------           ---------          -----
Diluted earnings per share
Net income available to common stockholders    $1,856           5,263,900          $0.35
                                               ======           =========          =====

15,861 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares


Nine Months ended September 30, 2006
------------------------------------
                                               Income            Shares          Per Share
                                             (numerator)      (denominator)        Amount
                                             -----------      -------------      ----------
Basic earnings per share
Net income available to common stockholders    $5,784           5,152,905          $1.12
Effect of Dilutive Securities
Options to purchase common stock                   --              91,464          (.02)
                                               ------           ---------          -----
Diluted earnings per share
Net income available to common stockholders    $5,784           5,244,369          $1.10
                                               ======           =========          =====

16,880 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares


Three Months ended September 30, 2005
-------------------------------------

                                              Income
                                             (thousands)         Shares          Per Share
                                             (numerator)      (denominator)        Amount
                                             -----------      -------------      ----------
Basic earnings per share
Net income available to common stockholders    $1,843           5,114,517          0.36
Effect of Dilutive Securities
Options to purchase common stock                   --              94,830          (.01)
                                               ------           ---------          -----
Diluted earnings per share
Net income available to common stockholders    $1,843           5,209,347          $0.35
                                               ======           =========          =====

17,886 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


Nine Months ended September 30, 2005
------------------------------------
                                              Income             Shares          Per Share
                                             (numerator)      (denominator)        Amount
                                             -----------      -------------      ---------
Basic earnings per share
Net income available to common stockholders    $3,933           5,083,311          $0.77
Effect of Dilutive Securities
Options to purchase common stock                   --             142,921          (0.02)
                                               ------           ---------          -----
Diluted earnings per share
Net income available to common stockholders    $3,933           5,226,232          $0.75
                                               ======           =========          =====

17,755 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

3.  COMPREHENSIVE INCOME
    --------------------
    Components of comprehensive income are presented in the following chart:

                                                 Three Months Ended     Nine Months Ended
                                                   September 30,           September 30,
                                                -------------------     -----------------
                                                 2006          2005     2006         2005
                                                -------------------     -----------------
Unrealized gains on securities:
   Unrealized gains (losses) arising in period  $1,615      $ (991)     $  608    $(2,039)
   Reclassification adjustment                       0           2         (80)       (58)
                                                -------      ------     -------   -------
   Net unrealized gains (losses)                 1,615        (989)        528     (2,097)
                                                -------      ------     -------
Other comprehensive income before taxes          1,615        (989)        528     (2,097)
Income tax benefit (expense)                      (549)        251        (179)       532
                                                -------      ------     -------   -------
Other comprehensive income                       1,066        (738)        349     (1,565)
Net income                                       1,856       1,843       5,784      3,933
                                                ------      -------     -------   -------
Comprehensive income (losses)                   $2,922      $1,105      $6,133    $ 2,368
                                                ======      =======     =======   =======


4.  SUBORDINATED DEBT
    -----------------

Management has determined that First Chester County Corporation Trust I and Trust II (Trust I and Trust II, collectively, the "Trusts") each qualify as variable interest entities under FASB Interpretation 46 (FIN 46R). Each of the Trusts issued mandatory redeemable preferred stock ("trust preferred securities") to investors and loaned the proceeds to the Corporation. As of September 30, 2006, the amount of trust preferred securities outstanding was $15.0 million. Each of the Trusts holds, as its sole asset, subordinated debentures issued by the Corporation.

In accordance with FIN 46R, the Corporation deconsolidated the Trusts at the end of the first quarter of 2004. In March 2005, the Federal Reserve Board adopted a final rule that continues to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital, net of goodwill. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier II Capital, subject to certain restrictions. Based on the final rule, the Corporation expects to be able to continue to include all of the $15.0 million in trust preferred securities in Tier I Capital.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

5.  SHARE-BASED COMPENSATION
    ------------------------

Prior to January 1, 2006, the Corporation's stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No.25 (Opinion
25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No.123, Accounting for Stock-Based Compensation (as amended by SFAS No.148,

Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Corporation's Consolidated Statements of Income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No.123R Share-Based Payment ("SFAS 123R"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a)compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b)compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Corporation currently uses the Black-Scholes option pricing model to determine the fair value of stock options and other share-based compensation and anticipates continuing to use the Black-Scholes model going forward. Management will utilize the methodologies under SFAS 123R to value future grants. As of December 31, 2005, all stock options were fully vested. The Corporation did not grant any stock options during the three and nine-months ended September 30, 2006.

The Corporation's earnings before income taxes for the three and nine-months ended September 30, 2006 were not affected by the adoption of SFAS 123R, as the Corporation did not have any unvested options as of January 1, 2006, or at any time through September 30, 2006. The Corporation did not have proforma stock based compensation expense for the nine months ended September 30, 2005 under Opinion 25 as there were no unvested options during this period.

For periods prior to the adoption of SFAS 123R, the Corporation presents any tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The excess tax benefits for the three and nine-months ended September 30, 2006 was not material.

6.  RECENT   ACCOUNTING   PRONOUNCEMENTS
    ------------------------------------

In September 2006, Financial Accounting Standards Board ("FASB") Issued Statement No.157 (SFAS 157), "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB Issued Statement No.158 (SFAS 158), "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Because the Corporation does not have a defined benefit plan, it does not believe that the adoption of SAB 108 will have a material effect on the financial statements.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition requires full disclosure as to the nature and amount of each individual error being corrected. The Corporation is currently evaluating the impact the adoption of SAB No. 108 will have on its consolidated financial statements. Because the Corporation is not aware of any material misstatement, it does not believe that the adoption of SAB 108 will have a material effect on the financial statements.


In June, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Corporation is in process of assessing the impact of the adoption of this statement on the Corporation's financial results.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

In November 2005, the FASB issued FSP FAS Nos. 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP nullifies certain requirements of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned ale of a Security Whose Cost Exceeds Fair Value." This FSP nullifies the requirements of paragraphs 10-18 of Issue 03-1, carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples, and references existing "other-than-temporary" guidance. The guidance in this FSP will apply to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Corporation's results of operations or financial condition.

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

7.  RECLASSIFICATIONS
    -----------------

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                                  INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to Managements judgment based upon available evidence that future realization is more likely than not. If Management determines that the Corporation may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

                          EARNINGS AND DIVIDEND SUMMARY

Net income for the three months ended September 30, 2006 was $1.86 million, an increase of $13 thousand or 0.71% from $1.84 million for the same period in 2005. Net income for the nine-month period ended September 30, 2006 was $5.8 million, an increase of $1.9 million or 47% from $3.9 million for the same period in 2005. Basic earnings per share were $0.36 and $1.12 for the three and nine-month periods ended September 30, 2006, respectively, compared to $0.36 and $0.77 for the same periods in 2005. Cash dividends declared for the three and nine-month periods of 2006 were $0.135 and $0.405 per share compared to $0.130 and $0.4025 per share for the three and nine-month periods ended September 30, 2005.

The increase in net income for the three-month period ended September 30, 2006 was primarily the result of an increase in net interest income and a decrease in the provision for loan and lease losses, offset by an increase in non-interest expense and an increase in income tax expense. Net interest income benefited from increases in the volume of outstanding loans and leases and the interest rates earned on the Corporation's loan and lease portfolio. These increases were partially offset by increases in the volume of outstanding interest-bearing liabilities and the interest rates paid on these interest-bearing liabilities. The increase in non-interest expense was primarily due to higher salaries and employee benefits expense due to the adoption of a new performance based incentive program in 2006.

The increase in net income for the nine-months ended September 30, 2006 was primarily the result of an increase in net interest income and a decrease in the provision for loan and lease losses, combined with an increase in non-interest income and a decrease in non-interest expense. Net interest income benefited from increases in the volume of outstanding loans and leases and the interest rates earned on the Corporation's loan and lease portfolio. These increases were partially offset by increases in the volume of outstanding interest-bearing liabilities and the interest rates paid on these interest-bearing liabilities. The increase in non-interest income was primarily due to an increase in trust investment services revenue, while the decrease in non-interest expenses was primarily related to decreases in professional service expenses and other expenses.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued


                                 SELECTED RATIOS

                          Three Months Ended     Nine Months Ended
                             September 30,         September 30,
                          ------------------     -----------------
                            2006        2005        2006      2005
                          ------------------     -----------------
SELECTED RATIOS
---------------
Return on Average Assets    0.85%      0.87%       0.90%     0.64%
Return on Average Equity   11.88%     12.96%      12.63%     9.32%
Earnings Retained          62.28%     64.08%      63.91%    49.83%
Dividend Payout Ratio      37.72%     35.92%      36.09%    50.17%
Book Value Per Share      $12.27     $11.10      $12.27    $11.10

                               NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended September 30, 2006 was $8.2 million, an increase of 2.6% from $7.9 million for the same period in 2005. Net interest income on a tax equivalent basis for the nine-month period ended September 30, 2006 was $24.7 million, an increase of 5.2% from $23.5 million for the same period in 2005. The increase in tax equivalent net interest income can be attributed to an increase in the average balance of interest-earning assets and an increase in the average interest rates earned on interest earning assets when compared to the same period last year. These increases were partially offset by an increase in the yields paid on interest-bearing liabilities and an increase in the average balance of such liabilities outstanding.

The net yield on interest-earning assets, on a tax equivalent basis for the three-months ended September 30, 2006 was 3.92%, a decrease of 1.26% or 5 basis points (one basis point is equal to 1/100 of a percent) from 3.97% in the same period in 2005. For the nine-month period ended September 30, 2006, the net yield on interest earning assets was 4.04%, a decrease of 0.49% or 2 basis points (one basis point is equal to 1/100 of a percent) from 4.06% in the same period in 2005.

The average yield on interest-earning assets for the three-month period ended September 30, 2006 was 6.53%, an increase of 11.8% or 69 basis points from 5.84% in the same period in 2005. For the nine-month period ended September 30, 2006, the average yield on interest-earning assets was 6.41%, an increase of 12.7% or 72 basis points from 5.69% for the same period in 2005. The average yield paid on interest-bearing liabilities for the three-month period ended September 30, 2006 was 3.18%, an increase of 39.5% or 90 basis points from 2.28% for the same period in 2005. For the nine-month period ended September 30, 2006, average yield paid on interest-bearing liabilities was 2.91%, an increase of 45.6% or 91 basis points from 2.00% for the same period in 2005.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

A flattened yield curve and pricing competition may continue to put pressure on our net interest margin and may adversely impact net interest income in future time periods. Additionally, pressure to raise deposits to fund loan growth has caused the Corporation to acquire other sources of funds, such as brokered deposits, and to introduce products to retain deposits that were formerly "swept" off the balance sheet. Deposits obtained in this manner are higher cost funds and contribute to the increased yield paid on interest-bearing liabilities and reduce net interest income.

Average interest-earning assets increased approximately $29.6 million or 3.7% to $825.7 million for the three-months ended September 30, 2006 from $796.1 million in the same period last year. For the nine- months ended September 30, 2006, average interest-earning assets increased approximately $42.7 million or 5.5% to $816.4 million from $773.7 million in the same period in 2005. The increase in average interest-earning assets for the three-month period ended September 30, 2006 was the result of a 3.3% or $21.7 million increase in average total loans combined with a 50.6% or $16.2 million increase in average Federal Funds sold, partially offset by a 7.6% or $7.9 million decrease in average investment securities. For the nine-month period ended September 30, 2006, the increase was the result of a 5.3% or $34.0 million increase in average total loans, combined with a 178% or $26.0 million increase in average federal funds sold, partially offset by an 15.0% or $16.9 million decrease in average investment securities.

Average interest-bearing liabilities increased approximately $22.1 million or 3.4% to $676.1 million for the three-months ended September 30, 2006, from $654.0 million in the same period in 2005. For the nine-month ended September 30, 2006, average interest-bearing liabilities increased $31.9 million or 5.1% to $662.8 million from $630.9 million in the same period in 2005. The increase in average interest-bearing liabilities for the three-month period was the result of a $28.2 million or 4.9% increase in interest-bearing deposits, partially off-set by a $6.2 million or 9.1% decrease in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the nine-month period was the result of a $36.4 million or 6.7% increase in interest-bearing deposits, partially offset by a $4.4 million or 6.4% decrease in FHLB advances and other borrowings.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in thousands)                                      2006                                2005
                                              -------------------------------     -------------------------------
                                               Daily                               Daily
                                               Average                             Average
  ASSETS                                       Balance    Interest    Rate(3)      Balance    Interest    Rate(3)
                                              ---------   ---------   -------     ---------   ---------   -------
  Federal funds sold                          $  48,119   $     646     5.33%     $  31,948   $     272     3.38%
  Interest-bearing deposits in banks                221           3     5.39%           559           1     0.71%
  Investment securities:
       Taxable                                   81,443         980     4.77%        88,810         956     4.27%
       Tax-exempt(1)                             14,680         147     3.96%        15,247         154     4.00%
                                              ---------   ---------     -----     ---------   ---------     -----

       Total investment securities               96,123       1,127     4.65%       104,057       1,110     4.23%
                                              ---------   ---------     -----     ---------   ---------     -----

  Loans and leases: (2)
       Taxable                                  667,076      11,587     6.89%       644,016      10,095     6.22%
       Tax-exempt(1)                             14,114         224     6.30%        15,474         238     6.11%
                                              ---------   ---------     -----     ---------     -------     -----

       Total loans and leases                   681,190      11,811     6.88%       659,490      10,333     6.22%
                                              ---------   ---------     -----     ---------     -------     -----

  Total interest-earning assets                 825,653      13,587     6.53%       796,054      11,716     5.84%
  Non-interest earning assets:
       Allowance for possible loan
       and lease losses                          (8,249)                             (8,174)
       Cash and due from banks                   26,794                              31,526
       Other assets                              24,111                              23,190
                                              ---------                             -------

  Total assets                                $ 868,309                           $ 842,596
                                              =========                           =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Savings, NOWS & money market deposits        $ 371,275   $   2,016     2.15%     $ 371,405   $   1,179     1.26%
 Certificates of deposits and other time        227,751       2,452     4.27%       199,375       1,674     3.33%
                                              ---------   ---------     -----       -------   ---------     -----

 Total interest bearing deposits                599,026       4,468     2.96%       570,780       2,853     1.98%
 Junior subordinated debentures                  15,465         343     8.80%        15,465         264     6.77%
 Federal Home Loan Bank advances and
  other borrowings                               61,610         611     3.93%        67,804         639     3.74%
                                              ---------   ---------     -----     ---------    --------     -----

 Total interest bearing liabilities             676,101       5,422     3.18%       654,049       3,756     2.28%
                                              ---------   ---------     -----     ---------    --------     -----

 Non-interest bearing liabilities:
       Non-interest bearing demand deposits     123,155                             125,717
       Other liabilities                          6,580                               5,953
                                              ---------                           ---------

 Total liabilities                              805,836                             785,719
 Stockholders' equity                            62,473                              56,877
                                              ---------                           ---------

 Total liabilities and stockholders' equity   $ 868,309                           $ 842,596
                                              =========                           =========

 Net interest income                                      $   8,165                           $   7,960
                                                          =========                           =========

 Net yield on interest earning assets                                   3.92%                               3.97%
                                                                        =====                               =====

     (1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2006 and 2005.
     (2)  Non-accruing loans are included in the average balance.
     (3) 2006 rates are calculated using an actual over actual day count convention. 2005 rates shown above are also calculated using an actual over actual day count convention to conform with current period presentation.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in thousands)                                      2006                                2005
                                              --------------------------------     -------------------------------
                                               Daily                               Daily
                                               Average                             Average
  ASSETS                                       Balance    Interest    Rate(3)      Balance    Interest    Rate(3)
                                              ---------   ---------   -------     ---------   ---------    -------
 Federal funds sold                           $  40,509   $   1,514     5.00%     $  14,554   $     346     3.18%
 Interest-bearing deposits in banks                 277          11     5.31%           641           4     0.83%
 Investment securities:
      Taxable                                    80,634       2,931     4.86%        93,058       2,927     4.21%
      Tax-exempt(1)                              14,679         443     4.03%        19,128         603     4.21%
                                              ---------   ---------     -----     ---------   ---------     -----

 Total investment securities                     95,313       3,374     4.73%       112,186       3,530     4.21%
                                              ---------   ---------     -----     ---------   ---------     -----

 Loans and leases: (2)
      Taxable                                   665,827      33,566     6.74%       632,181      28,377     6.00%
      Tax-exempt(1)                              14,475         679     6.28%        14,129         642     6.08%
                                              ---------   ----------    -----     ---------   ---------     -----
      Total loans and leases                    680,302      34,245     6.73%       646,310      29,019     6.00%
                                              ---------   ----------    -----     ---------   ---------     -----
 Total interest-earning assets                  816,401      39,144     6.41%       773,691      32,899     5.69%
 Non-interest earning assets:
      Allowance for possible loan
           and lease losses                      (8,460)                             (7,731)
      Cash and due from banks                    24,657                              26,635
      Other assets                               23,841                              23,168
                                              ---------                           ---------

 Total assets                                 $ 856,439                           $ 815,763
                                              =========                           =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Savings, NOWS & money market deposits        $ 372,170   $   5,316     1.91%     $ 392,135   $   3,356     1.14%
 Certificates of deposits and other time        209,882       6,286     4.00%       153,531       3,465     3.02%
                                              ---------   ---------     -----     ---------   ---------     -----

 Total interest bearing deposits                582,052      11,602     2.67%       545,666       6,821     1.67%
 Junior subordinated debentures                  15,465         960     8.30%        15,465         728     6.29%
 Federal Home Loan Bank advances and
  other borrowings                               65,275       1,885     3.86%        69,724       1,873     3.59%
                                              ---------   ---------     -----     ---------   ---------     -----

 Total interest bearing liabilities             662,792      14,447     2.91%       630,855       9,422     2.00%
                                              ---------   ---------     -----     ---------   ---------     -----

 Non-interest bearing liabilities:
       Non-interest bearing demand deposits     127,048                             123,430
       Other liabilities                          5,540                               5,199
                                              ---------                           ---------

 Total liabilities                              795,380                             759,484
  Stockholders' equity                           61,059                              56,279
                                              ---------                           ---------

 Total liabilities and stockholders' equity   $ 856,439                           $ 815,763
                                              =========                           =========

 Net interest income                                      $  24,697                           $  23,477
                                                          =========                           =========

 Net yield on interest earning assets                                   4.04%                               4.06%
                                                                        ====                                ====

     (1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2006 and 2005.
     (2)  Non-accruing loans are included in the average balance.
     (3) 2006 rates are calculated using an actual over actual day count convention. 2005 rates shown above are also calculated using an actual over actual day count convention to conform with current period presentation.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

            INTEREST INCOME ON FEDERAL FUNDS SOLD AND OTHER OVERNIGHT
                                   INVESTMENTS

Interest income on Federal Funds sold and other overnight investments for the three and nine-month periods ended September 30, 2006, increased $374 thousand and $1.2 million to $646 thousand and $1.5 million, respectively, when compared to the same periods in 2005. The increase in interest income on Federal Funds sold and other overnight investments for the three-month period is the direct result of a 50.6% or $16.2 million increase in average Federal Funds sold and other overnight investments and a 57.7% or 195 basis point increase on the rates earned. The increase for the nine-month period is the direct result of a 178% increase or $26.0 million increase in average Funds sold and a 57.3% or 182 basis point increase in the rates earned.

                    INTEREST INCOME ON INVESTMENT SECURITIES


On a tax equivalent basis, interest income on investment securities increased 1.5% or $17 thousand to $1.1 million for the three-month period ended September 30, 2006 when compared to the same period in 2005. For the nine-month period ended September 30, 2006, interest income on investment securities decreased 4.4% or $156 thousand to $3.4 million from $3.5 million when compared to the same period in 2005. The increase for the three-month period is primarily due to an 9.9% or 42 basis point increase in the rate earned on investment securities, partially offset by a 7.6% or $7.9 million decrease in the average balance of these investments. The decrease for the nine-month period is the result of a 15.0% or $16.9 million decrease in the average balance of investment securities, partially offset by 12.4% or 52 basis point increase in the rate earned on these investments.


                       INTEREST INCOME ON LOANS AND LEASES

Interest income on loans and leases, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 14.3% and 18.0% to $11.8 million and $34.2 million for the three and nine-month periods ended September 30, 2006, compared to the same periods in 2005, respectively. The increase in interest income for these periods is the direct result of a $21.7 million or 3.3% and $34.0 million or 5.3% increase in the average balance of loans and leases outstanding compared to the same period in 2005. In addition, average interest rates earned on the portfolio increased 10.6% or 66 basis point and 12.2% or 73 basis point for the three and nine-month periods September 30, 2006 as compared to the same periods in 2005.


                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

Interest expense on deposit accounts increased 56.6% and 70.1% for the three and nine-month periods ended September 30, 2006 to $4.5 million and $11.6 million, compared to $2.9 million and $6.8 million for the same periods in 2005. This increase was due in part to an increase in average total interest-bearing deposits of $28.2 million or 4.9% and $36.4 million or 6.7% for the three and nine-month periods ended September 30, 2006. In addition, the average interest rates paid on these deposits increased by 49.4% or 98 basis points and 59.8% or 100 basis points for the three and nine-month periods September 30, 2006 as compared to the same periods in 2005.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

Interest rate increases have put pressure on the pricing of the Corporation's deposit base and on the cost of raising new deposits. Competition for deposits from other banks and non-banking institutions such as credit unions and mutual fund companies continues to be strong. As the Corporation competes for deposit dollars to fund its growth, this component of net interest income will continue to rise. Additionally, alternative funding sources continue to be explored. There can be no assurance that such alternative sources will be acquired on terms and conditions that are satisfactory to the Corporation.

          INTEREST EXPENSE ON FEDERAL HOME LOAN BANK ADVANCES AND OTHER
                                   BORROWINGS

Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings decreased by $28 thousand or 4.4% to $611 thousand for the three-month period ended September 30, 2006 from $639 thousand for the same period in 2005. This decrease for the three-month period ended September 30, 2006 is primarily due to a decrease of 9.1% or $6.2 million in the average balances of these funding sources, partially offset by an increase of 19 basis points or 5.1%, in the average interest rate paid on these borrowings. Interest expense on FHLB and other borrowings increased by $12 thousand or 0.6% to $1.9 million for the nine-month period ended September 30, 2006 from $1.9 million for the same period in 2005. This increase for the nine-month period ended September 30, 2006 is due to a 27 basis points, or 7.5% increase in the average interest rate paid on these borrowing, partially offset by a decrease of 6.4% or $4.5 million in the average balances of these funding sources. FHLB borrowing has been an alternative to deposits to support loan growth.

                   INTEREST EXPENSE ON SUBORDINATED DEBENTURES

Interest expense on subordinated debentures increased $79 thousand to $343 thousand for the three-month period ended September 30, 2006 from $264 thousand for the same period in 2005. Interest expense on subordinated debentures increased $232 thousand to $960 thousand for the nine-month period ended September 30, 2006 from $728 thousand when compared to the same period in 2005. The increase for the three and nine-month periods ended September 30, 2006 was a direct result of an increase in the average interest rate paid on these debentures. Average balances between the two periods remained unchanged at $15.5 million.

                       PROVISION FOR LOAN AND LEASE LOSSES

During the three and nine-month periods ended September 30, 2006, the Corporation recorded a $0 and a $3 thousand provision for loan and lease losses compared to $311 thousand and a $1.3 million for the same periods in 2005. Management continues to focus on asset quality. The percentage of non-accrual loans to gross loans was 1.26% at September 30, 2006 as compared to 1.23% and 1.26% at September 30, 2005 and December 31, 2005, respectively. The allowance for loan losses as a percentage of loans at September 30, 2006 was 1.20%
compared to 1.22% and 1.22% at September 30, 2005 and December 31, 2005, respectively. Net charge-offs as a percentage of loans outstanding was .01% and -.03% for the three and nine-months ended September 30, 2006 as compared to -.03% and .01% for the same periods in 2005. Negative net charge-offs indicates that recoveries for the period were greater than charge-offs for the period.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                       ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on Management's evaluation of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers ability to pay.

At June 30, 2006 the Corporation reclassified $523 thousand of the allowance for loan and lease losses as other liabilities on the consolidated statement of condition. This amount represents an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank. At September 30, 2006, the total amount recorded in other liabilities on the consolidated statement of condition as an allowance for possible losses on unfunded loans and lines of credit is $553 thousand. The allowance for loan and lease losses as of December 31, 2005 and September 30, 2005 were also reclassified to conform with the 2006 presentation. The amounts reclassified as allowance for possible losses on unfunded loans and lines of credit were $426 thousand and $409 thousand at December 31, 2005 and September 30, 2005, respectively.


                                                      Three Months               Nine Months
                                                         Ended                      Ended
                                                      September 30,             September 30,
                                                ---------------------     ----------------------
(Dollars in thousands)                             2006          2005         2006          2005
                                                   ----          ----         ----          ----
Balance at beginning of period                  $  8,251     $  8,004     $  8,549     $  7,213
                                                ---------     -------     ---------    ---------

Provision charged to operating expense                --          311            3        1,322
Allowance adjustments-other                          (30)        (409)        (553)        (409)
                                                ---------    ---------    ---------    ---------

    Recoveries of loans previously charged-off        24          225          316          396
    Loans charged-off                                (71)         (52)        (141)        (443)
                                                ---------    ---------    ---------    ---------

Net recoveries (loans charged-off)                   (47)         173          175          (47)
                                                ---------   ---------     ---------    ---------

Balance at end of period                        $  8,174     $  8,079     $  8,174     $  8,079
                                                =========    ========     =========    =========
Period-end loans outstanding                    $679,399     $664,731     $679,399     $664,731
Average loans outstanding                       $681,190     $651,358     $680,302     $646,310
Allowance for loan and lease losses as a
  percentage of period-end loans outstanding       1.20%        1.22%         1.20%       1.22%

Net charge-offs (recoveries) to average loans
    outstanding                                    0.01%       (0.03%)      (0.03%)       0.01%

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

       ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES AND
                        COMPARISON OF LOANS OUTSTANDING

Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on current assessments of the value of collateral securing such loans and leases. Non-performing loans are primarily collateralized by real estate and are in the process of collection. As of September 30, 2006, the level of non-performing assets has increased $374 thousand from September 30, 2005, and non-performing assets increased $220 thousand from December 31, 2005. Management is not aware of any loans other than those included in the following table that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms. Non-performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. Management continues to focus on controlling current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases:



                         NON-PERFORMING LOANS AND ASSETS

    (Dollars in thousands)                                 September 30,   December 31,
                                                           -------------   ------------
                                                          2006      2005      2005
                                                         ------    ------    ------
    Past due over 90 days and still accruing             $   19    $   --    $   --

    Non-accrual loans and leases                          8,559     8,204     8,358
                                                         ------    ------    ------

    Total non-performing loans and leases                 8,578     8,204     8,358

    Other real estate owned                                  --        --        --
                                                         ------    ------    ------

    Total non-performing assets                          $8,578    $8,204    $8,358
                                                         ======    ======    ======

 Non-performing loans and leases as a percentage
 of total loans and leases                                1.26%     1.23%     1.26%

Allowance for loan and lease losses as a percentage
of non-performing loans and leases                       95.29%    98.48%    97.19%

Non-performing assets as a percentage of
total loans and other real estate owned                   1.26%     1.23%     1.26%

Allowance for loan and lease losses as a
percentage of non-performing assets                      95.29%    98.48%    97.19%

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

FASB 114  "Accounting  by  Creditors  for  Impairment  of  Loans"  requires  the
Corporation  to  examine  commercial  and  non-residential   mortgage  loans  on
non-accrual status for impairment. The balance of impaired loans was $8.6 million, $8.4 million, and $8.2 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The associated allowance for impaired loans was $877 thousand, $897 thousand, and $738 thousand at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

For the three and nine-month periods ended September 30, 2006, activity in the allowance for impaired loan losses includes a provision of $0 and $0 thousand and charge-offs of $1 thousand and $0 thousand. There were no recoveries in either the three or nine-month periods ended September 30, 2006. Contractual interest amounted to $182 thousand for the three-months ended September 30, 2006 and $497 thousand for the nine-months ended September 30, 2006. Total cash collected on non-accrual loans for the three and nine-month periods ended September 30, 2006 was $879 thousand and $2.0 million, respectively, all of which was applied to principal. Loans returned to performing for the three-month and nine-month period ended September 30, 2006 was $0 thousand and $222 thousand.

                               NON-INTEREST INCOME

Total non-interest income increased 1.93% or $44 thousand to $2.3 million for the three months ended September 30, 2006, when compared to the same period in 2005. For the nine-month period ended September 30, 2006, total non-interest income increased 2.2% or $149 thousand to $6.9 million when compared to the same period in 2005. The various components of non-interest income are discussed below.

The largest component of non-interest income is Trust and Investment Services revenue, which decreased $8 thousand or .9% to $836 thousand for the three-month period and increased $117 thousand or 4.8% to $2.5 million for the nine-month period ended September 30, 2006, respectively, compared with the same periods in 2005. The increase in trust and investment services revenue for the nine months ended is primarily the result of higher fees charged for certain trust services, higher estate fee income and the addition of several higher yielding accounts.

Service charges on deposit accounts increased $47 thousand or 9.7% to $530 thousand for the three-month period ended September 30, 2006 compared to $483 thousand for the same period in 2005. For the nine-month period ended September 30, 2006, service charges on deposit accounts increased $55 thousand or 3.8% to
1.5 million for the nine month period ended September 30, 2006 compared to $1.4 million for the same period in 2005. The increase in service charges is a result of an increased amount of overdraft charges on retail and commercial demand deposit accounts partially offset by a decrease in the service charges for these accounts.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

The corporation recognized a net loss of $80 thousand on sales of investment securities during the nine-month period ended September 30, 2006 compared with a net gain of $58 thousand during the same period in 2005. The losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with several customers. The income on these leases is classified as "Rental Income". Rental Income on operating lease agreements for the three and nine-month periods ended September 30, 2006 increased $35 thousand or 13.6% and $109 thousand or 15.0%, to $292 thousand and $838 thousand from $257 thousand and $729 thousand, respectively, when compared to the same periods in 2005.

Gains on the sale of fixed assets and OREO were $0 and $19 thousand for the three and nine-months ended September 30, 2006 as compared to losses of $0 and $7 thousand for the same periods in 2005. The Corporation held no OREO properties at September 30, 2006.

Gains and fee income generated on the sale of residential mortgages for the three and nine-month periods ended September 30, 2006 decreased $23 thousand and $51 thousand from $118 thousand and $312 thousand to $95 thousand and $261 thousand compared to the same periods in 2005. The decrease is primarily due to a lower volume of originations and sales of residential mortgages during the three-months ended September 30, 2006 as compared to the same period in 2005.

Other non-interest income decreased 1.5% or $9 thousand for the three-month period ended September 30, 2006. For the nine-month period ended September 30, 2006, other non-interest income increased 1.8% or $31 thousand when compared to the same period in 2005. Other non-interest income includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income.

                              NON-INTEREST EXPENSE

Total non-interest expense increased $289 thousand or 3.9% to $7.7 million and decreased $92 thousand or 0.4% to $23.2 million for the three and nine-month periods ended September 30, 2006, compared to the same periods in 2005. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased 14.1% or $528 thousand to $4.3 million and 7.3% or $873 thousand to $12.8 million for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005. The increase in salaries and benefit expense is primarily the result of costs associated with the implementation of a new performance based incentive program and the accrual of expenses associated with that plan which are based on assumptions that targeted goals are attained.

Net occupancy, equipment and data processing expense decreased $75 thousand or 5.4% to $1.3 million for the three-month period ended September 30, 2006 and decreased $106 thousand or 2.5% to $4.1 million for the nine-month period ended September 30, 2006 when compared to the same periods in 2005. The decrease for the nine months ended September 30, 2006 can be attributed to higher costs during 2005 associated with infrastructure improvements necessary for new branch sites. The Corporation currently has a variety of branch improvement and expansion projects planned throughout the remainder of 2006 and into 2007.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

Depreciation on operating leases increased $14 thousand or 6.2% to $240 thousand and $75 thousand or 11.8% to $713 thousand for the three and nine-month periods ended September 30, 2006 when compared to the same periods in 2005. This depreciation expense is the result of operating lease agreements the Corporation has with several of our customers. The income associated with these operating leases is classified as Rental Income.

Expenses for professional services decreased $114 thousand or 18.1% to $515 thousand and $572 thousand or 28.7% to $1.4 million for the three and nine-month periods ended September 30, 2006 when compared to the same periods in 2005. The decrease is largely the result of charges recognized in 2005 for other consulting fees for real estate management, benefit plans, management planning and the cost of complying with Sarbanes-Oxley legislation.

Total other non-interest expense decreased $122 thousand or 9.4% to 1.2 million and $524 thousand or 13.3% to $3.4 million for the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005. Other non-interest expense includes marketing expenses, annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies. The decrease is primarily the result of general expense reductions consistent with the Corporation's effort to reduce non-interest expense. The decrease for the nine-months ended September 30, 2006 is also the result of expenses related to the development and introduction of the new corporate marketing program, the costs of which were substantially incurred in 2005.

                                  INCOME TAXES

Income tax expense for the three and nine-month periods ended September 30, 2006 was $822 thousand and $2.4 million, compared to $554 thousand and $1.4 million for the same periods in 2005. This represents an effective tax rate of 30.7% and 29.1% for the three and nine-month periods ended September 30, 2006 compared with 23.1% and 26.2% for the same periods in 2005.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

                                DEPOSIT ANALYSIS

                              For the Nine Months Ended    For the year ended
(Dollars in thousands)            September 30, 2006       December 31, 2005
                              -------------------------   -------------------
                              Average  Effective          Average   Effective
DEPOSIT TYPE                  Balance    Yield            Balance     Yield
------------                  -------  ---------          -------   ---------

NOW Accounts                 $131,280    1.63%            $125,755     1.20%
Money Market                   77,742    3.71%              53,946     1.17%
Statement Savings              50,924    0.80%              56,653     0.80%
Other Savings                     793    0.67%                 932     0.75%
CD's Less than $100,000       165,108    4.04%             129,058     2.63%
                             --------                     --------
Total Core Deposits           425,847    2.84%             366,344     1.64%

Non-Interest Bearing
Demand Deposit Accounts       127,048       --             128,404
                             --------                     --------

Total Core and Non-Interest
  Bearing Deposits            552,895    2.19%             494,748     1.21%
                             --------                     --------

Tiered Savings                111,431    1.50%             133,158     1.58%
CD's Greater than $100,000     44,774    3.87%              78,684     2.41%
                             --------                     --------

Total Deposits               $709,100    2.19%            $706,590     1.42%
                             --------                     --------

The Bank, as a member of the FHLB, maintains several credit facilities. During the three and nine-month periods ending September 30, 2006, average FHLB advances were approximately $61.6 million and $65.3 million, respectively, and consisted of term advances representing a variety of maturities. The average interest rate on these advances was 3.9% and 3.9%, respectively. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $223.9 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank's FHLB stock.

To supplement the Corporation's sources of liquidity, the Corporation has initiated the use of alternative funding sources such as brokered deposits and bringing off-balance sheet "swept" funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $211.7 million or 24.5% of total assets at September 30, 2006 compared with a negative $122.6 million or 14.5% of total assets at December 31, 2005. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, certain metrics related to interest rate shock scenarios were not within the policy limits set by ALCO. These results do not necessarily indicate overexposure to interest rate risk, rather, these policy limits are one of several tools that management uses as a guide in the overall management of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

                          INTEREST SENSITIVITY ANALYSIS
                            AS OF SEPTEMBER 30, 2006

                                                       One         Over
(Dollars in thousands)                  Within       through       five      Non-rate
                                       one year     five years     years     sensitive     Total
                                       --------     ----------   --------    ---------    --------
ASSETS
   Federal funds sold                  $  42,300     $      0    $      0    $       0    $ 42,300
   Investment securities                  23,267       46,357      32,014            0     101,638
   Interest bearing deposits in banks        223            0           0            0         223
   Net loans and leases                  236,081      320,593     122,725       (8,174)    671,225
   Cash and due from banks                     0            0           0       23,228      23,228
   Premises and equipment                      0            0           0       13,791      13,791
   Other assets                                0            0           0       10,246      10,246
                                       ---------     --------    ---------   ---------    --------
   Total assets                        $ 301,871     $366,950    $154,739    $  39,091    $862,651
                                       =========     ========    ========    =========    ========

LIABILITIES AND CAPITAL
   Non-interest bearing deposits       $       0     $     0     $      0    $ 125,023    $125,023
   Interest bearing deposits             486,915       32,178      71,453            0     590,546
   FHLB advances and other                11,207       42,972       7,430            0      61,609
   Junior subordinated debentures         15,465            0           0            0      15,465
   Other liabilities                           0            0       6,431            0       6,431
   Capital                                     0            0            0      63,577      63,577
                                       ---------     --------    --------    ---------    --------
   Total liabilities & capital         $ 513,587     $ 75,150    $ 85,314    $ 188,600    $862,651
                                       =========     ========    ========    =========    ========

   Net interest rate
      sensitivity gap                  $(211,716)    $291,800    $ 69,425    $(149,509)
                                       =========    =========    ========    =========
   Cumulative interest rate
      sensitivity gap                  $(211,716)    $ 80,084    $149,509    $       0
                                       =========    =========    ========    =========
   Cumulative interest rate
      sensitivity gap divided
      by total assets                     (24.5%)        9.3%       17.3%
                                       =========     ========    ========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

                   BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

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

The Corporation has entered into an agreement to purchase a building in West Chester, PA for total consideration of $3.8 million. Settlement is to occur no later than March 11, 2007. The Corporation intends to utilize the building for administrative office space.

                                CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board ("FRB") for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2006, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.



RISK-BASED                      As of September 30,  As of December 31,  "Well Capitalized"
                                ------------------   ------------------
CAPITAL RATIOS                    2006      2005           2005             Requirements
------------------------------    ----      ----           ----          ------------------

     Corporation
     -----------
Leverage Ratio                   9.23%      8.64%          8.80%                  N/A
Tier I Capital Ratio            11.43%     10.68%         10.94%                  N/A
Total Risk-Based Capital Ratio  12.60%     11.76%         12.19%                  N/A

     Bank
     ----
Leverage Ratio                   8.47%      8.06%          8.14%                5.00%
Tier I Capital Ratio            10.46%      9.75%         10.08%                6.00%
Total Risk-Based Capital Ratio  11.67%     10.97%         11.32%               10.00%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Included with this Quarterly Report as Exhibits 31.1, 31.2, and 31.3 are certifications (the "Section 302 Certifications"), one by each of our Chief Executive Officer, President and our Chief Financial Officer (our principal executive, operating and financial officers, respectively, and, collectively, the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                      (a)           (b)               (c)                       (d)
                                   ----------    ----------    -----------------    -------------------------
                                     Total                     Total Number of          Maximum Number (or
                                   Number of     Average       Shares (or Units)    Approximate Dollar Value)
                                   Shares (or   Price Paid     Purchased as Part    Of Shares (or Units) that
                                    Units)       per Share      of Publicly           May Yet Be Purchased
                                   Purchased     (or Unit)     Announced Plans         Under the Plans or
                                                               or Programs                   Programs
                                   ----------    ----------    -----------------    -------------------------
July 1 to July 31, 2006               --            --                --                 $10,000,000


August 1 to August 31, 2006           --            --                --                 $10,000,000


September 1 to September 30, 2006     --            --                --                 $10,000,000

Total                                 --            --                --                 $10,000,000*
                                   ----------    ----------    -----------------    -------------------------

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

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits
         --------

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



                        FIRST CHESTER COUNTY CORPORATION





                                    /s/ John A. Featherman, III
                                    ---------------------------
    November 9, 2006                John A. Featherman, III
                                    Chief Executive Officer




    November 9, 2006                /s/ John E. Balzarini
                                    ---------------------
                                    John E. Balzarini
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those marked "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate):

3(i). Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the Corporation's Quarterly Report On Form 10-Q for the quarter ended March 31, 2005.

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