Form 10-K
period 2006-12-31
FIRST CHESTER COUNTY CORP
filed 2007-03-15
CIK 744126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006, OR
                          -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from _____________ to _____________

Commission File No. 0-12870

                        FIRST CHESTER COUNTY CORPORATION
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                    23-2288763
         ------------                                    ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.1)

               9 North High Street, West Chester, Pennsylvania 19380
               -----------------------------------------------------
                       (Address of principal executive offices)
           Registrant's telephone number, including area code (484) 881-4000
                                                               -------------
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $101,843,104.

The number of shares outstanding of Common Stock of the Registrant as of February 28, 2007, was 5,135,167.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2006, are incorporated by reference into
Part III of this form 10-K.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                         PAGE


PART I:     Item 1 -   Business                                                             4
            Item 1A -  Risk Factors                                                        10
            Item 1B -  Unresolved Staff Comments                                           12
            Item 2 -   Properties                                                     13 - 14
            Item 3 -   Legal Proceedings                                                   14
            Item 4 -   Submission of Matters to a Vote of Security Holders                 14

PART II:    Item 5 -   Market for the Registrant's Common Equity, Related
                       Stockholder Matters and Issuer Purchases of Equity Securities  15 - 16
            Item 6 -   Selected Financial Data                                             17
            Item 7 -   Management's Discussion and Analysis of Financial
                       Condition and Results of Operation                             18 - 36
            Item 7A -  Quantitative and Qualitative Disclosures about Market Risk     36 - 38
            Item 8 -   Financial Statements and Supplementary Data                    39 - 70
            Item 9 -   Changes In and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                 71
            Item 9A -  Controls and Procedures                                             71
            Item 9B -  Other Information                                                   71

PART III:   Item 10 -  Directors, Executive Officers and Corporate Governance              72
            Item 11 -  Executive Compensation                                              72
            Item 12 -  Security Ownership of Certain Beneficial Owners                     72
                       and Management and Related Stockholder Matters
            Item 13 -  Certain Relationships and Related Transactions and
                              Director Independence                                        73
            Item 14 -  Principal Accountant Fees and Services                              73

PART IV:    Item 15 -  Exhibits, Financial Statements and  Schedules                  73 - 75

SIGNATURES                                                                            76 - 77



                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES



                                     PART I

Item 1. Business.
------- ---------

First Chester County Corporation (the "Corporation") may, from time to time, make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from the Corporation's historic results. The risks and uncertainties described in this Report, among others, could cause the Corporation's actual future results to differ materially from those described in forward-looking statements made in this Report, or presented elsewhere by Management from time to time, or from the Corporation's historic results. The most significant of these risks and uncertainties are discussed in Item 1A, "Risk Factors." Additional discussion may be included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report. We are not obligated to update our forward-looking statements, even though our situation may change in the future.

GENERAL

     The Corporation is a Pennsylvania corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business based in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1994, and Turks Head II LLC, which was formed in 2003, each of which serves the purpose of holding the Bank's interests in and operating foreclosed real property until liquidation of such properties. First Chester County Capital Trust I, which was formed on July 11, 2002, and First Chester County Capital Trust II, which was formed on November 13, 2003, are special purpose statutory trusts created expressly for the issuance of preferred capital securities and investing the proceeds therefrom in junior subordinated debentures of the Corporation. The Bank has two other wholly-owned subsidiaries, FNB Insurance Services, LLC, doing business as First National Financial Advisory Services (formerly, First National Wealth Advisory Services), and FNB Properties, LLC. First National Wealth Advisory Services offers insurance, full-service brokerage, financial planning and mutual fund services. FNB Properties, LLC acts as property manager for the properties where the Bank's Lionville and New Garden branches are located. On August 5, 2001, the Corporation became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

BUSINESS OF THE BANK

     The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through twenty one banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates 27 ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2006, the Bank had total assets of approximately $872.1 million, total loans of approximately $694.3 million, total deposits of approximately $724.7 million and employed 287 persons, of which 258 were full-time and 29 were part-time.

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

     These retail and commercial banking activities are provided primarily to consumers and small to mid-sized companies within the Bank's market area. Lending services are focused on commercial, consumer, and real estate lending to local borrowers. The Bank attempts to establish a total borrowing relationship with its customers that may typically include commercial loans, a mortgage loan for the borrower's residence, a consumer loan or a revolving personal credit line. The Bank's Wealth Management Division provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2006, the Bank's Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $563.0 million. For the year ended December 31, 2006, gross income from the Bank's Wealth Management Division and related activities amounted to approximately $3.4 million.

     In addition to retail and commercial banking and wealth management services, the Bank offers an array of investment opportunities including mutual funds, annuities, retirement planning, education planning and insurance through the Wealth Advisory Services Division.

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

     The Bank's Wealth Management Division competes with a variety of companies including private trust companies, banks with trust departments, private money managers, brokerage firms, mutual fund companies, attorneys, accountants and insurance companies.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

SUPERVISION AND REGULATION

General

     The Corporation is a bank holding company and financial holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and secondary regulation by the Federal Deposit Insurance Corporation (the "FDIC"). The OCC must approve bank mergers, if the surviving bank would be a national bank, as well as the establishment of new branches. Federal and state laws impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, and restrictions on the ability to acquire deposits under certain circumstances. The Bank must also comply with various consumer laws and regulations. Certain aspects of the Bank's operation are also subject to state laws. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Corporation and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation and the Bank and is subject to and qualified by reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on the Corporation's business.

Bank Holding Company Act

     The Corporation is required to file with the Federal Reserve Board an annual report, other periodic reports, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve Board considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions. For a description of certain applicable guidelines, see this Item "Capital," Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Adequacy," and Part II, Item 8, "Note K -- Regulatory Matters" in the consolidated financial statements.

The Community Reinvestment Act

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2006. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial compliance." The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received an outstanding rating at its last regulatory examination in May, 2005.

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

     The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2006, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $7.0 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2006, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

exceed bad debts and provided that the Bank would not become "undercapitalized" (as these terms are defined under federal law). Dividends declared and paid in 2006 were $4.6 million.

     If, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such regulatory authority may require such bank or bank holding company to cease and desist from such practice, or to limit dividends in the future. Finally, the several regulatory authorities described herein may, from time to time, establish guidelines, issue policy statements and adopt regulations with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which the Corporation and the Bank may pay.

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

     The Bank is subject to capital requirements which generally are similar to those affecting the Corporation. The minimum ratio of total Risk-Based Capital to Risk-Weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. Capital may consist of equity and qualifying perpetual preferred stock, less goodwill ("Tier I Capital"), and certain convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the reserve for possible credit losses ("Tier II Capital"). Trust preferred securities may be included in Tier I Capital, subject to certain quantitative limits. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to certain other restrictions. As described elsewhere in this report, the Corporation has $15.5 million in outstanding trust preferred securities which is includable in Tier I Capital.

     A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a Risk-Based Capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a Total Risk-Based Capital ratio of at least 10%, a Tier I Capital ratio of at least 6% and a Leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2006 and 2005, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

Deposit Insurance Assessments

     Prior to March 31, 2006, the Bank was subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005, and, on February 15, 2006, the President signed into law The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act). The Reform Act provides for various changes to the FDIC's insurance program, including the merger of the BIF and the Savings Association Insurance Fund ("SAIF") into a new fund, the Deposit Insurance Fund ("DIF"), effective March 31, 2006.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     The Reform Act implements a complex risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution's "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each DIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 5 basis points per annum (for well capitalized Subgroup A institutions) and 43 basis points per annum (for undercapitalized Subgroup C institutions). The Bank's Subgroup for 2006 was A. Prior to enactment of the Reform Act, the Bank was not required to pay any FDIC assessments. To help offset the new DIF assessment, the Bank expects to receive a one-time assessment credit. The assessment credit is presently expected to offset the cost of the deposit insurance premiums for 2007 and may partially offset the cost of such premiums for 2008. Such increases in FDIC assessments will be an additional expense to the Corporation and, thus, will affect the Corporation's net income in future years.

     In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for the fourth quarter 2006 and the first quarter of 2007 were 1.24 basis points per $100 of DIF assessable deposits and 1.22 basis points, respectively. FICO deposit insurance expense was $88 thousand, $91 thousand and $86 thousand for the years 2006, 2005 and 2004.

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

     The Corporation elected to become a financial holding company on August 5, 2001, and currently meets the qualifications set forth under the Act to be a financial holding company. The Bank, as a national bank, is authorized by the Act to use "financial subsidiaries" to engage in financial activities, subject to the limitations imposed by the Act. During 2000, First National Financial Advisory Services was formed as a wholly-owned subsidiary of the Bank for the purpose of offering insurance, full service brokerage, financial planning and mutual fund services. First National Financial Advisory Services has elected to become a financial subsidiary under the Act.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     In addition, as described above, under the BHC Act, the Federal Reserve Board must give its prior approval of any transaction pursuant to which any person or persons may acquire 25 percent (5 percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as the Corporation, or otherwise obtaining control or a "controlling influence" over that bank holding company. See this Item, "Bank Holding Company Act".

The USA Patriot Act

     The  Uniting  and  Strengthening  America by  Providing  Appropriate  Tools
Required to Intercept and Obstruct Terrorism of 2002 (the "USA Patriot Act") gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Through amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement agencies. Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering policies, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations and due diligence standards with respect to correspondent accounts of foreign banks. Congress is currently considering some changes to the USA Patriot Act; however, these changes will generally not affect the provisions pertaining to commercial banking activities. Compliance with these new requirements has not had a material effect on the Corporation's operations.

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

Item 1A. RISK FACTORS
-------- ------------

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

     Substantially all of our business is with consumers and small to mid-sized companies located within Chester and Delaware Counties, Pennsylvania. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national, regional or local concerns, including an economic slowdown in southeastern Pennsylvania, could result in the following consequences, any of which could materially harm our business and operating results:

     o customer's credit quality may deteriorate;
     o loan delinquencies and losses may increase;
     o problem assets and foreclosures may increase;
     o need to increase our allowance for loan and lease losses, thus reducing net income;
     o more non-accrual loans may reduce net income;
     o demand for our products and services may decrease;
     o competition for low cost or non-interest  bearing  deposits may increase;
       and
     o collateral securing loans may decline invalue.

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

If our allowance for loan and lease losses is not adequate to cover actual or estimated future loan and lease losses, our earnings may decline.

     We maintain an allowance for loan and lease losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for loan and lease losses may not be adequate to cover actual or estimated future loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our operating results. Our allowance for loan and lease losses is based on prior experience, as well as an evaluation of risks in the current portfolio. However, losses may exceed our current estimates. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans and leases. Additionally, as our loan and lease portfolios grow, we may need to take additional provision expense to ensure that the allowance remains at levels deemed appropriate by Management for the size and quality of portfolio. Federal regulatory agencies review our loans and allowance for loan and lease losses and may require us to increase our allowance. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure that we will not further increase the allowance for loan and lease losses or that regulators will not require us to increase the allowance. Either of these occurrences could materially affect our earnings.

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

Expansion of our branch network may increase our expenses without proportionate increases in income.

     We continue to look for appropriate locations to open new branches. Such opportunities are attractive as a means to obtain additional core deposits and increase our customer base for new loans and services. However, the costs of opening a new branch may reduce our earnings before the benefits of the new branch are realized. Our decisions to open new branches are based upon demographic information and assumptions regarding the suitability of a particular location. There can be no assurance that such assumptions will be accurate and fully achievable.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Changes in the regulatory environment may adversely affect our business or the ability of the Bank to pay dividends to the Corporation.

     The banking industry is highly regulated and we are subject to extensive state and federal regulation, supervision, and legislation. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the Offices of the Comptroller of the Currency, and the Securities and Exchange Commission and the FDIC. Laws restricting our activities include, but are not limited to, the Gramm-Leach-Blilely Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Bank Holding Company Act, the Community Reinvestment Act, the USA Patriot Act and the Real Estate Settlement Procedures Act. These laws may change from time to time, and new laws may be enacted, any of which may limit our ability to offer new products and services, obtain financing, attract deposits, and originate loans. Any changes to these laws may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, FDIC assessments, and operating expenses, thus negatively affecting our results of operations and financial condition. In addition, if the Bank is restricted in its ability to pay dividends to the Corporation, the Corporation's ability to pay dividends to its shareholders or to meet its financial obligations may be impaired.

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

Item 1B.  Unresolved Staff Comments.
--------  --------------------------

         None.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 2. Properties.
------- -----------

     The Bank owns nine properties which are not subject to any mortgages. In addition, the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kendal at Longwood, Crosslands, Lima Estates, Granite Farms Estates, Hershey's Mill, Coatesville, Bradford Plaza, Freedom Village, Oxford, Wellington, Phoenixville and Royersford properties. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank, and other properties owned or leased by the Bank and the Corporation which may serve as future sites for branch offices. Management routinely evaluates all of its properties for ongoing use.


Current Banking                                                        Date Acquired
Offices / Use                                  Address                   or Opened
-------------                                  -------                   ---------

Main Office / Branch                   9 North High Street             December 1863
and Corporate Headquarters *           West Chester, Pennsylvania

Goshen / Branch *                      311 North Five Points Road      September 1956
                                       West Goshen, Pennsylvania

Kennett Square / Branch *              126 West Cypress Street         February 1987
                                       Kennett Square, Pennsylvania

Westtown-Thornbury /                   Route 202 and Route 926         May 1994
Branch                                 Westtown, Pennsylvania

Swope Building / Office Space *        High & Market Streets           July 1995
                                       West Chester, Pennsylvania

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

Kendal at Longwood / Branch            1109 E. Baltimore Pike          December 1999
                                       Kennett Square, Pennsylvania

Crosslands / Branch                    1660 E. Street Road             December 1999
                                       Kennett Square, Pennsylvania

Lima Estates / Branch                  411 North Middletown Road       December 1999
                                       Media, Pennsylvania

Granite Farms Estates / Branch         1343 West Baltimore Pike        December 1999
                                       Wawa, Pennsylvania

Lionville / Branch *                   Route 113 & Sheree Boulevard    December 2000
                                       Uwchlan Township, Pennsylvania

New Garden / Branch *                  741 West Cypress Street         August 2001
                                       Kennett Square, Pennsylvania

Hershey's Mill / Branch                1371 Boot Road                  December 2001
                                       West Chester, Pennsylvania

Coatesville / Branch                   258A East Lincoln Highway       June 2003
                                       Coatesville, Pennsylvania

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Current Banking                                                        Date Acquired
Offices / Use                                  Address                   or Opened
-------------                                  -------                   ---------

Bradford Plaza / Branch                700 Downingtown Pike            September 2003
                                       West Chester, Pennsylvania

Freedom Village / Branch               15 Freedom Village Blvd.        July 2004
                                       West Brandywine, Pennsylvania

Oxford / Branch                        275 Limestone Road              December 2004
                                       Oxford, Pennsylvania

Wellington / Branch                    1361 Boot Road                  November 2005
                                       West Chester, Pennsylvania

Phoenixville / Loan Processing Office  347 Bridge St                   April 2006
                                       Phoenixville, Pennsylvania

Phoenixville / Branch                  700 Nutt Rd                     November 2006
                                       Phoenixville, Pennsylvania

Royersford / Branch                    967 Township Line Rd            December 2006
                                       Royersford, Pennsylvania

Other                                                                  Date Acquired
Properties / Use                               Address                   or Opened
----------------                               -------                   ---------

Market Street / Office Space           17 East Market Street           February 1978
and parking *                          West Chester, Pennsylvania

Operations                             202 Carter Drive                July 1988
Center / Operations *                  West Chester, Pennsylvania

Matlack Street /                       887 South Matlack Street        September 1999
Operations *                           West Chester, Pennsylvania

* Indicates properties owned by the Bank

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

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

         None.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                                     PART II
                                     -------

Item 5. Market for the Corporation's Common Equity, Related Stockholder Matters,
------- ------------------------------------------------------------------------
        and Issuer Purchases of Equity Securities.
        ------------------------------------------

     The Corporation's Common Stock is publicly traded over the counter under the symbol "FCEC". As of January 31, 2007, there were approximately 976 shareholders of record of the Corporation's Common Stock. The closing stock price as of January 31, 2007 was $20.95.

     The authorized capital stock of the Corporation consists of 10,000,000 shares of Common Stock, par value $1.00 per share, of which 5,151,740 and 5,126,651 shares were outstanding (net of shares held in Treasury) at the end of 2006 and 2005, respectively. The following table shows the range of high and low bid prices for the Common Stock based upon transactions reported for each quarter respectively.

                                     Bid Prices
                                     ----------

                        2006                          2005
                        ----                          ----
 Quarter Ended  High           Low              High          Low
 -------------  ----           ---              ----          ---

 First          $22.00          $18.75          $26.82        $24.05

 Second         $23.00          $21.12          $25.45        $21.00

 Third          $22.75          $20.10          $21.46        $18.25

 Fourth         $22.75          $20.80          $19.75        $17.55

The Corporation has prepared a graph comparing the cumulative shareholder return on the Corporation's Common Stock as compared to the NASDAQ Composite Index and the SNL $500 Million to $1 Billion Bank Index for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. This graph is included in the Corporation's
2006 Annual Report to Shareholders and can be found immediately following the signature pages of the Form 10-K included in that Annual Report.

     The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 2006 and 2005, as set forth in the following table:

                                                                 Dividends
                                                                 ---------
                                                             Amount Per Share
                                                             ----------------
                                                             2006         2005
                                                             ----         ----

First Quarter.............................................$  0.135     $  0.130
Second Quarter............................................   0.135        0.130
Third Quarter.............................................   0.135        0.130
Fourth Quarter............................................   0.135        0.135
  Total...................................................$  0.540     $  0.525


     The holders of the Corporation's Common Stock are entitled to receive such dividends as may be legally declared by the Corporation's Board of Directors. See Item 1 of this Report, "Supervision and Regulation" for further discussion of the applicable laws regarding the payment of dividends. The amount, time, and payment of future dividends, however, will depend on the earnings and financial condition of the Corporation, government policies and other factors.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

The following chart shows the purchases of the Corporation's Common Stock during 2006:

                                     (a)          (b)               (c)                         (d)
                                 Total Number   Average       Total Number of            Maximum Number (or
                                  of Shares    Price Paid    Shares (or Units)        Approximate Dollar Value)
                                  (or Units)   per Share     Purchased as Part     of Shares (or Units) that May
                                  Purchased    (or Unit)   of Publicly Announced     Yet Be Purchased Under the
                                                             Plans or Programs          Plans or Programs

October 1 to October 31, 2006         -            -                -                      $10,000,000

November 1 to November 30, 2006       -            -                -                      $10,000,000

December 1 to December 31,2006     50,057        $20.93           50,057                   $ 8,951,583

Note: The Corporation announced on November 15, 2005 a program to repurchase up to $10.0 million of the Corporation's Common Stock. This program replaced a previous program that expired in October 2005.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6. Selected Financial Data
------- -----------------------

(Dollars in thousands, except per share data)

STATEMENTS OF CONDITION
-----------------------
                                                              December 31
                                                              -----------
                                          2006           2005        2004         2003           2002
                                          ----           ----        ----         ----           ----

    Assets                             $ 872,094     $ 845,534    $ 805,872    $ 689,533     $ 640,353
    Gross loans and leases               694,343       664,276      618,005      511,249       447,682
    Investment securities                 88,714        97,088      140,029      130,729       128,375
    Deposits                             724,668       696,097      663,018      577,314       558,738
    Borrowings                            77,061        84,365       81,929       55,543        27,678
    Stockholders' equity                  63,262        58,677       55,402       51,750        48,612
    Allowance for possible loan
     and lease losses                      8,186         8,123        6,816        5,541         5,887
    Wealth Management assets
     under management and custody (1)    562,952       561,030      555,644      550,217       531,756



STATEMENTS OF INCOME
--------------------
                                                           Year Ended  December 31
                                                           -----------------------
                                          2006           2005        2004         2003           2002
                                          ----           ----        ----         ----           ----

    Interest income                    $  52,202     $  44,604    $  37,518    $ 33,533      $  37,101
    Interest expense                      20,037        13,579        7,863        7,154        10,673
                                          ------        ------        -----        -----        ------
    Net interest income                   32,165        31,025       29,655       26,379        26,428
    Provision for possible loan
    and lease losses                           3         1,382        1,164        2,519         2,231
                                               -         -----        -----        -----         -----
        Net interest income after
        provision for possible loan
        and lease losses                  32,162        29,643       28,491       23,860        24,197
    Non-interest income                    9,212         9,325        9,313       11,506         9,154
    Non-interest expense                  31,153        30,557       29,213       27,400        25,205
                                          ------        ------       ------       ------        ------
        Income before income taxes        10,221         8,411        8,591        7,966         8,146
    Income taxes                           2,886         1,900        2,430        2,161         2,444
                                           -----         -----        -----        -----         -----
        Net income                     $   7,335     $   6,511    $   6,161    $   5,805     $   5,702
                                       =========     =========    =========    =========     =========

PER SHARE DATA (2)
------------------

    Net income per share (Basic)       $   1.42      $    1.28    $    1.24    $    1.18     $    1.17
    Net income per share (Diluted)     $   1.40      $    1.24    $    1.19    $    1.14     $    1.16
    Cash dividends declared            $  0.540      $   0.525    $   0.505    $   0.493     $   0.477
    Book value                         $  12.28      $   11.45    $   11.04    $   10.42     $    9.98
    Basic weighted average shares
        outstanding                    5,160,340     5,104,745    4,980,584    4,924,819     4,865,424
                                       =========     =========    =========    =========     =========
    Diluted weighted average shares
        outstanding                    5,249,200     5,240,497    5,174,926    5,082,166     4,901,767
                                       =========     =========    =========    =========     =========

Notes:

(1) These assets are managed by the Wealth Management Division of the Bank and are not assets of the Bank or the Corporation.
(2)  All per share data has been retroactively adjusted for stock dividends.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES



Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations.
        --------------

                   DISCLOSURE ABOUT FORWARD LOOKING STATEMENTS

     The Corporation may, from time to time, make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from the Corporation's historic results.

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

                                    OVERVIEW

     Net income for the year ended December 31, 2006 was $7.3 million, an increase of $824 thousand or 12.7% from $6.5 million in 2005. Basic earnings per share in 2006 was $1.42, an increase of 10.9% from 2005 earnings per share of $1.28. Return on average equity in 2006 increased to 11.85%, compared with 11.48% in 2005. Return on average assets increased to 0.86% in 2006 from 0.79% in 2005.

     During 2006, total assets increased 3.1% to $872.1 million; loans and leases grew 4.5% to $694.3 million; and deposits grew 4.1% to $724.7 million. Deposit growth during 2006 is attributed to an expanded branch network and an aggressive marketing campaign designed to generate additional deposit relationships. Loan growth in 2006 reflects the Bank's focus on growing quality loan relationships.

     Earnings in 2006 were driven primarily by increases in net interest income, which increased $1.1 million or 3.7% from 2005 to 2006, and a decrease in the provision for possible loan and lease losses. The provision decreased $1.4 million from 2005 to 2006. These improvements were partially offset by a $1.0 million increase in income tax expense from 2005 to 2006.

     The increase in net interest income was primarily driven by an increase in interest income, partially offset by an increase in interest expense. During the year ended December 31, 2006, interest income benefited from a 4.5% growth in the loan portfolio and from increases in interest rates. The increase in interest expense was primarily attributable to a 5.3% growth in average interest-bearing deposits combined with an overall rise in the cost of funds.

     The reduced provision is a direct reflection of improved asset quality. Non-accrual loans decreased by $1.1 million from December 31, 2005 to December 31, 2006. Non-accrual loans as a percentage of gross loans and leases was 1.05% at December 31, 2006, compared to 1.26% at December 31, 2005. The allowance for loan and lease losses as a percentage of gross loans and leases at December 31, 2006 was 1.18% compared to 1.22% at December 31, 2005. There can be no assurance that our asset quality will remain at these levels or that additional provision for possible loan and lease losses will not be necessary in the future.

     Additional performance measures are included in the following table

 PERFORMANCE RATIOS              2006        2005       2004
 ------------------              ----        ----       ----

 Return on Average Assets       0.86%       0.79%       0.81%
 Return on Average Equity      11.85%      11.48%      11.59%

 Dividend Payout Ratio         37.98%      40.93%      41.05%

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                               NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax equivalent basis, increased 3.4% or $1.1 million from $31.5 million in 2005 to $32.6 million in 2006, compared to a 4.4% increase or $1.3 million from 2004 to 2005.

     The increase in tax equivalent net interest income for 2006 was largely the result of an increase in interest-earning assets that was higher than the increase in interest-bearing liabilities. The average interest-earning asset growth during 2006 was approximately $33.4 million while average interest-bearing liabilities increased by $23.9 million. Partially offsetting the increase in interest income generated from this growth in 2006 was a larger increase in the average rate paid on interest-bearing liabilities, which increased 90 basis points, than the average yield earned on interest-earning assets, which increased by 69 basis points. Basis points, with regards to interest rate, are defined as one one-hundredth of a percentage point.

     The increase in tax equivalent net interest income for 2005 was largely the result of an increase in interest-earning assets that was higher than the increase in interest-bearing liabilities. Average interest-earning assets growth was $64.8 million while average interest-bearing liabilities increased by $59.0 million. Partially offsetting the increase in net interest income generated from this growth in 2005 was a larger increase in the average rate paid on interest-bearing liabilities, which increased 76 basis points, than the average yield earned on interest-earning assets, which increased by 46 basis points.

     Net yields on interest-earning assets, on a tax equivalent basis, were 3.99% and 4.03% for 2006 and 2005, respectively.

     Average interest-earning assets for 2006 was $816.9 million, an increase of $33.4 million or 4.3% when compared to 2005. In 2005, average interest-earning assets were $783.4 million, an increase of $64.8 million or 9.0% compared to 2004. The increase in average interest-earning assets for 2006 was primarily due to a $29.5 million or 4.5% increase in average loans outstanding combined with a $19.2 million or 91.2% increase in federal funds sold and other overnight investments. These increases were partially offset by a $15.0 million or 13.5% decrease in investment securities. The increase in average interest-earning assets for 2005 was the primarily due to a $83.2 million or 14.7% increase in average loans outstanding combined with a $5.2 million or 32.7% increase in federal funds sold and other overnight investments. These increases were partially offset by a $23.4 million or 17.4% decrease in investment securities.

     In 2006, average interest-bearing liabilities increased $23.9 million or 3.7% to $663.0 million when compared to $639.1 million in 2005. In 2005, average interest-bearing liabilities increased $59.0 million or 10.2% from $580.1 million in 2004. The increase in 2006 was due to a 5.3% or $29.3 million increase in average interest-bearing deposits partially offset by a 7.7% or $5.4 million decrease in Federal Home Loan Bank ("FHLB") advances and other borrowings. The increase in 2005 was due to a 10.1% or $51.0 million increase in the average interest-bearing deposits combined with a 13.0% or $8.0 million increase in FHLB advances and other borrowings.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

      CONSOLIDATED AVERAGE BALANCE SHEET AND TAX EQUIVALENT INCOME/EXPENSES
                    AND RATES FOR THE YEAR ENDED DECEMBER 31,

                                                        2006                       2005                      2004
                                                        ----                       ----                      ----
(Dollars in thousands)                         Daily                      Daily                     Daily
                                              Average                    Average                   Average
                                              Balance  Interest Rate%    Balance  Interest Rate%   Balance  Interest  Rate%
                                              -------  -------- -----    -------  -------- -----   -------  --------  -----

ASSETS
Federal funds sold and interest              $ 40,535  $ 2,061  5.08    $ 21,645  $  761   3.57   $ 16,561  $    249  1.53
    bearing deposits in banks
Investment securities
         Taxable                               81,608    3,955  4.85      92,772    3,923  4.23    110,056     4,504  4.09
         Tax-exempt (1)                        14,256      576  4.04      18,079      754  4.17     24,209     1,086  4.49
                                               ------      ---  ----      ------      ---  ----     ------     -----  ----
    Total investment securities                95,864    4,531  4.73     110,851    4,677  4.22    134,265     5,590  4.16
                                               ------    -----  ----     -------    -----  ----    -------     -----  ----
    Loans and leases (2)
         Taxable                              666,239   45,169  6.78     636,592   38,807  6.10    557,808    31,656  5.68
         Tax-exempt (1)                        14,235      895  6.29      14,346      877  6.11      9,947       590  5.93
                                               ------      ---  ----      ------      ---  ----      -----       ---  ----
         Total loans                          680,474   46,064  6.77     650,938   39,684  6.10    567,755    32,246  5.68
                                              -------   ------  ----     -------   ------  ----    -------    ------  ----
    Total interest-earning assets             816,873   52,656  6.45     783,434   45,122  5.76    718,581    38,085  5.30
    Non-interest-earning assets
      Allowance for possible loan and
         lease losses                         (8,388)                     (7,930)                   (6,526)
      Cash and due from banks                  24,791                     27,187                    24,029
      Other assets                             23,937                     23,262                    23,284
         Total assets                        $857,213                   $825,953                  $759,368
                                             ========                   ========                  ========

LIABILITIES AND STOCKHOLDERS'
           EQUITY
    Savings, NOW, and money market
      deposits                               $368,754  $ 7,389  2.00    $386,668  $ 4,712  1.22   $391,057  $  2,604  0.67
    Certificates of deposit and other time    214,425    8,848  4.13     167,195    5,297  3.17    111,838     2,700  2.41
                                              -------    -----  ----     -------    -----  ----    -------     -----  ----
         Total interest-bearing deposits      583,179   16,237  2.78     553,863   10,009  1.81    502,895     5,304  1.05
    Subordinated debt                          15,465    1,304  8.43      15,465    1,015  6.56     15,465       728  4.71
    Federal Home Loan Bank advances
      and other borrowings                     64,347    2,496  3.88      69,736    2,555  3.66     61,707     1,831  2.97
                                               ------    -----  ----      ------    -----  ----     ------     -----  ----
         Total interest-bearing liabilities   662,991   20,037  3.02     639,064   13,579  2.12    580,067     7,863  1.36
    Non-interest-bearing liabilities
      Non-interest-bearing demand deposits    126,461                    124,684                   121,664
      Other liabilities                         5,857                      5,514                     4,468
         Total liabilities                    795,309                    769,262                   706,199
                                              -------                    -------                   -------
    Stockholders' equity                       61,904                     56,691                    53,169
         Total liabilities and stockholders'
             Equity                          $857,213                   $825,953                  $759,368
                                             ========                   ========                  ========
      Net interest income                              $32,619                    $31,543                   $30,222
                                                       =======                    =======                   =======
    Net yield on interest-earning assets                        3.99                       4.03                       4.21
                                                                ====                       ====                       ====

(1) The indicated income and annual rate are presented on a tax equivalent basis using the federal marginal rate of 34%, adjusted for the TEFRA 20% penalty for 2006, 2005, and 2004.

(2)  Non accruing loans are included in the average balance.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                        RATE VOLUME ANALYSIS


                                               Increase (decrease) in net interest income due to:
                                               --------------------------------------------------
                                         Volume(1)  Rate(1)   Total        Volume(1)   Rate(1)   Total
                                         ---------  -------   -----        ---------   -------   -----
(Dollars in thousands)                     2006 Compared to 2005             2005 Compared to 2004
                                           ---------------------             ---------------------


INTEREST INCOME
---------------

Federal funds sold and interest          $  681     $  619   $1,300        $   78      $  434   $  512
    bearing deposits in banks

Investment securities
   Taxable                                 (472)       504       32          (707)        126     (581)
   Tax-exempt(2)                           (159)       (19)    (178)         (302)        (30)    (332)
                                           ----        ---     ----          ----         ---     ----
       Total investment securities         (631)       485     (146)       (1,009)         96     (913)

Loans
   Taxable                                1,808      4,554    6,362         4,475       2,676    7,151
   Tax-exempt(2)                             (7)        25       18           240          47      287
                                             --         --       --           ---          --      ---
       Total loans(3)                     1,801      4,579    6,380         4,715       2,723    7,438
                                          -----      -----    -----         -----       -----    -----
Total interest income                     1,851      5,683    7,534         3,784       3,253    7,037
                                          -----      -----    -----         -----       -----    -----

INTEREST EXPENSE
----------------
Savings, NOW and money market
   deposits                                (218)     2,895    2,677           (29)      2,137    2,108
Certificates of deposits and other time   1,497      2,054    3,551         1,334       1,263    2,597
                                          -----      -----    -----         -----       -----    -----
   Total interest bearing deposits        1,279      4,949    6,228         1,305       3,400    4,705
Subordinated debt                             0        289      289             0         287      287
Federal Home Loan Bank advances
and other borrowings                       (197)       138      (59)          238         485      723
                                           ----        ---      ---           ---         ---      ---

Total Interest expense                    1,082      5,376    6,458         1,543       4,172   $5,715
                                          -----      -----    -----         -----       -----   ------

Net Interest income                      $  769     $  307   $1,076        $2,241      $ (919)  $1,322
                                         ======     ======   ======        ======      ======   ======


NOTES:
------

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


           INTEREST INCOME ON FEDERAL FUNDS SOLD AND DEPOSITS IN BANKS

     Interest income on federal funds sold and deposits in banks increased 170.8% to $2.1 million from $761 thousand in 2005. This follows an increase of 205.6% or $512 thousand from 2004 to 2005. The increase in interest income on these balances in 2006 and 2005 were partially due to increases in the average federal fund balances and overnight investments, and interest-bearing deposits at other banks. In 2006, these balances increased $18.9 million or 87.3% from $21.6 million to $40.5 million. In 2005, these balances increased $5.0 million or 30.5% from $16.6 million to $21.6 million. The increases in interest on federal funds sold and deposits in banks for 2006 and 2005 are also the result of market increases in the rates earned on these funds. The yield earned on federal funds sold and deposits in banks in 2006 was 5.08%, compared to 3.57% and 1.53% in 2005 and 2004, respectively. Our strategy to increase federal funds sold was intended to improve liquidity while at the same time remain in short-term funds during the rising rate environment. Also, the yield on overnight federal funds, given the flat yield curve, was very competitive with alternative short term investment securities.

                    INTEREST INCOME ON INVESTMENT SECURITIES

     On a tax equivalent basis, interest income on investment securities decreased $146 thousand or 3.1% from $4.7 million in 2005 to $4.5 million in 2006, compared to a $913 thousand or 16.3% decrease from 2004 to 2005. The decrease in investment interest income in 2006 was the direct result of a 13.5% or $15.0 million decrease in average investment securities, which was partially offset by an increase in the yield on these assets of 51 basis points from 4.22% in 2005 to 4.73% in 2006. From 2004 to 2005, the decrease in interest income on investment securities was the direct result of a 17.4% or $23.4 million decrease in average investment securities, which was partially offset by an increase in the yield on these assets of 6 basis points from 4.16% in 2004 to 4.22% in 2005. The decrease in average investment securities for the years ended, December 31, 2006 and 2005 resulted from an increase in the amount of liquidity needed to provide for loan growth combined with management's decision to invest in fed funds sold and deposits in banks, given the rising interest rate environment and the relatively flat yield curve.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                          INVESTMENT SECURITIES AT DECEMBER 31,

                                           2006                          2005                       2004
                                           ----                          ----                       ----
(Dollars in thousands)            Amortized      Fair          Amortized       Fair       Amortized       Fair
                                    Cost         Value           Cost          Value        Cost          Value
                                    ----         -----           ----          -----        ----          -----

Held-to-Maturity
----------------
     State and municipal           $     5      $     5         $     10      $    10      $     10     $     11

Available-for-Sale
------------------
     U.S. Treasury                 $ 1,000      $   998         $  2,504      $ 2,476      $ 27,503     $ 27,514
     U.S. Government agency          3,371        3,354            1,040        1,018         1,058        1,049
     Mortgage-backed securities     56,439       55,052           57,456       56,020        65,830       65,685
     State and municipal             9,906        9,602           15,672       15,160        24,797       24,713
     Corporate securities           11,461       10,874           13,655       13,086        13,756       13,863
     Asset-backed securities             -            -              117          116           377          376
     Mutual Funds                        -            -              796          788           863          797
     Other equity securities         8,764        8,829            8,758        8,414         5,951        6,022
                                     -----        -----            -----        -----         -----        -----
                                    90,941       88,709           99,998       97,078       140,135      140,019
                                    ------       ------           ------       ------       -------      -------

                                   $90,946      $88,714         $100,008      $97,088      $140,145     $140,030
                                   =======      =======         ========      =======      ========     ========



          INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2006

                                              Due over   Due over
                                     Due      1 year     5 years       Due
                                    Within    Through    Through      Over
(Dollars in thousands)              1 year    5 years    10 years    10 years   Total
                                    ------    -------    --------    --------   -----

Held-to-Maturity
----------------
     State and municipal (2)        $   --   $     5     $   --     $    --     $     5

Available-for-Sale
------------------
     U.S. Treasury                   1,000        --         --          --       1,000
     U.S. Government agency             --        --         --       3,371       3,371
     Mortgage-backed securities(1)   5,000     8,856      3,174      39,409      56,439
     State and municipal(2)            590     8,937        380          --       9,906
     Corporate securities               --     6,268      4,045       1,147      11,461
     Asset-backed  securities(1)        --        --         --          --          --
     Mutual Funds                       --        --         --          --          --
     Other equity securities (3)        --       --          --       8,764       8,764
                                     -----    ------      -----       -----       -----
                                     6,590    24,061      7,599      52,691      90,941
                                     -----    ------      -----      ------      ------

Total Investment securities         $6,590   $24,066     $7,599     $52,691     $90,946
                                    ======   =======     ======     =======     =======

Weighted average yield               4.19%     4.17%      4.70%       9.69%       7.42%
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                       INTEREST INCOME ON LOANS AND LEASES

     During 2006, interest income on loans and leases, on a tax equivalent basis, increased by $6.4 million or 16.1% from 2005. This increase was partially due to an increase in average loan balances of $29.5 million or 4.5% from $650.9 million in 2005 to $680.5 million in 2006. The increase in interest income on loans and leases was also due to market rate increases in 2006 as compared to 2005. The average tax adjusted yield earned on loans and leases during 2006 was 6.77% and increase of 67 basis points or 11.0% from 6.10% in 2005. During 2005, interest income on loans and leases, on a tax equivalent basis, increased by $7.4 million or 23.1% from 2004. This increase resulted from an increase in average loan balances of $83.2 million or 14.7% from $567.8 million in 2004 to $650.9 million in 2005. The yields on interest-earning assets also contributed to the 2005 increase in the tax adjusted interest income on loans and leases. The yield increased to 6.10% in 2005, up from 5.68% in 2004. The yield increases for 2006 and 2005 are a direct result of market rate increases and increases in the Federal Reserve Rates over the course of 2006 and 2005.

                             LOAN PORTFOLIO BY TYPE AT DECEMBER

(Dollars in thousands)          2006        2005        2004        2003       2002
                                ----        ----        ----        ----       ----

Commercial loans              $243,651    $218,365    $187,903    $142,144   $122,005

Real estate - construction      41,287      49,095      59,093      56,340     47,601

Real estate  other             287,998     266,067     243,490     202,898    175,846

Consumer loans (1)             108,700     112,993     101,157      77,113     62,646

Lease financing receivables     12,707      17,756      26,362      32,754     39,584
                                ------      ------      ------      ------     ------

     Total gross loans
        and leases            $694,343    $664,276    $618,005    $511,249   $447,682

Allowance for possible
   loan and lease losses      $ (8,186)   $ (8,123)   $ (6,816)   $ (5,541)  $ (5,887)
                              --------    --------    --------    --------   --------

     Total net loans (2)      $686,157    $656,153    $611,189    $505,708   $441,795
                              ========    ========    ========    ========   ========

NOTES:
------

(1) Consumer loans include open-end home equity lines of credit and credit card receivables. (As of February 21, 2003, the $2.7 million credit card portfolio was sold).

(2) At December 31, 2006 there were no concentrations of loans exceeding 10% of total loans which is not otherwise disclosed as a category of loans in the above table.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


           MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
                     INTEREST RATES AT DECEMBER 31, 2006 (1)

                                                               Maturing
                                              Maturing       After 1 Year      Maturing
                                               Within         And Within        After
(Dollars in thousands)                        1 Year(2)        5 Years         5 Years           Total
                                              ---------        -------         -------           -----

Commercial loans                             $   26,981        $ 60,286       $ 156,384       $ 243,651
Real Estate - construction                       23,495          14,000           3,792          41,287
                                                 ------          ------           -----          ------
       Total                                 $   50,476        $ 74,286       $ 160,176       $ 284,938
                                             ==========        ========       =========       =========

Loans maturing after 1 year with:
Fixed interest rates
   Commercial Loans                                            $ 35,785       $   7,820
   Commercial real estate - construction                            840             782

Variable interest rates
   Commercial Loans                                              24,501         148,564
   Commercial Real Estate - construction                         13,160           3,010
                                                                 ------           -----
       Total                                                   $ 74,286       $ 160,176
                                                               ========       =========

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

(2) Demand loans and overdrafts are reported maturing "Within 1 Year". Most construction real estate loans are reported maturing "Within 1 Year" because of their short term maturity or index to the Bank's prime rate. An immaterial amount of loans has no stated schedule of repayments.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                      INTEREST EXPENSE ON DEPOSIT ACCOUNTS

     Interest expense on deposit accounts increased 62.2% or $6.2 million from $10.0 million in 2005 to $16.2 million in 2006. Increases in both the interest-bearing balances and the overall cost of these deposits contributed to this change. Average interest-bearing balances increased from $553.9 million in 2005 to $583.2 million in 2006, an increase of $29.3 million or 5.3%. The cost of these deposits increased from 1.81% in 2005 to 2.78% in 2006. Interest expense on deposit accounts increased 88.7% from $5.3 million in 2004 to $10.0 million in 2005. The increase in interest-bearing balances and an increase in the cost of these deposits contributed to this change. Average interest-bearing balances increased from $502.9 million in 2004 to $553.9 million in 2005, an increase of $51.0 million or 10.1%. The cost of these deposits increased from 1.05% in 2004 to 1.81% in 2005.

     Throughout 2005 and during the first half of 2006 the Bank increased rates paid on its interest bearing deposits in response to the increases in Federal Reserve rates and the increase in competitive pressures in the Bank's marketplace. These pressures are expected to continue in 2007 and the Bank will continue to respond with necessary rate increases to support the Bank's asset growth throughout 2007.


                                                               DEPOSIT ANALYSIS

     (Dollars in thousands)
                                                  2006                       2005                    2004
                                                  ----                       ----                    ----
                                          Average       Average     Average       Average    Average      Average
                                          Balance         Rate      Balance        Rate      Balance       Rate
                                          -------         ----      -------        ----      -------       ----

     NOW                                 $134,076        1.76%     $145,201        1.04%    $129,569       0.51%
     Money Market                          80,009        3.84%       34,967        1.81%      26,255       0.51%
     Statement Savings                     49,699        0.80%       60,570        0.75%      65,682       0.56%
     Other Savings                            636        0.56%        1,230        0.57%       1,371       0.51%
     Tiered Savings                       104,334        1.49%      144,700        1.46%     168,180       0.86%
                                          -------        ----       -------        ----      -------       ----
     Total NOW, Savings,
       and money market                   368,754        2.00%      386,668        1.22%     391,057       0.67%

     CD's Less than $100,000              169,630        4.16%      110,407        3.08%      85,872       2.46%
     CD's Greater than $100,000            44,795        3.99%       56,788        3.34%      25,966       2.28%
                                           ------        ----        ------        ----       ------       ----
     Total CDs                            214,425        4.13%      167,195        3.17%     111,838       2.41%

     Total interest-bearing deposits      583,179                   553,863                  502,895

     Non-Interest-Bearing
       Demand Deposits                    126,461           --      124,684           --     121,664          --
                                          -------                   -------                  -------

     Total Deposits                      $709,640                  $678,547                 $624,559
                                         ========                  ========                 ========



         MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS,
                     $100,000 OR MORE, AT DECEMBER 31, 2006

                                 Due Within        Over 3 Months       Over 6 Months       Due Over
     (Dollars in thousands)      3 Months         Through 6 Months    Through 12 Months    12 Months      Total
                                 --------         ----------------    -----------------    ---------      -----

     Certificates of Deposit
         $100,000 or more         $ 6,083           $ 33,603              $ 1,776           $ 2,363      $ 43,825

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


              ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     During 2006, the Corporation recorded a $3 thousand provision for loan and lease losses, compared to $1.4 million in 2005 and $1.2 million in 2004. Net recoveries in 2006 were $186 thousand, compared to $46 thousand of net charge-offs in 2005 and $185 thousand of net recoveries in 2004. The reduced provision in 2006 as compared to 2005 is a direct result of improved asset quality as reflected by a $1.1 million reduction in non-accrual loans from December 31, 2005. In addition, non-accrual loans as a percentage of gross loans and leases was 1.05% at December 31, 2006, compared to 1.26% at December 31, 2005 and the allowance for loan and lease losses as a percentage of gross loans and leases at December 31, 2006 was 1.18% compared to 1.22% at December 31, 2005. The increased provision in 2005 as compared to 2004 was due to an increase in the allowance to provide for potential loan write-downs and charge-offs. Management believes that the allowance for loan and lease losses is adequate based on its current assessment of probable and estimated losses. There can be no assurance that our asset quality will remain at these levels or that additional provision for possible loan and lease losses will not be necessary in the future.

     The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb loan and lease losses on existing loans and leases that may become uncollectible based on Management's evaluations of the collectability of loans and leases. These evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay.

     Management evaluates the adequacy of the allowance on a quarterly basis to ensure the provision for loan and lease losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Bank's methodology for assessing the appropriateness of the allowance for loan and lease losses consists of several key elements. These elements include a specific allowance for loan and lease classified list loans and an allowance based on historical trends. The Corporation consistently applies the following comprehensive methodology.

     The allowance for loan and lease losses addresses those loans and leases maintained on the Bank's loan and lease classified list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans and leases are those with a well-defined weakness, which jeopardizes the repayment of the debt. A loan or lease may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans and leases for which repayment plans have not been met or collateral equity margins do not protect the Bank may also be classified as substandard. Doubtful loans and leases have the characteristics of substandard loans and leases with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans and leases, the classification of loss is deferred until pending factors, which might improve the loan or lease, have been determined. Loans and leases rated as doubtful in whole or in part are placed on non-accrual status. Loans and leases, which are classified as loss, are considered uncollectible and are charged to the allowance for loan and lease losses.

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

     The allowance is based on historical trends and uses charge-off experience of the Bank to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans and leases to obtain the portion of the allowance for loan and lease losses which is based on historical trends. Before applying the historical loss experience percentages, loan and lease balances are reduced by amounts of government agency guarantees. Installment loan balances are also adjusted for unearned discounts.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


     The Bank also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan and lease loss but are not specifically identifiable. Management believes that it is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan and lease losses may be, the analysis produces only estimates which, by definition, lack precision.

     Since all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, or lease or groups of leases, and the entire allowance is available to absorb any and all loan and lease losses.

     The following tables present information regarding the Bank's total allowance for loan and lease losses as well as the allocation of such amounts to the various categories of loans at the dates indicated:

                                                  December 31, 2006
                                                  -----------------
                                            Allowance      Percentage of loans
                                            for Loan        in each Catagory
(Dollars in thousands)                       Losses          to total loans
                                             ------        -------------------

Commercial loans and leases                 $  6,505              37%
Residential real estate                          355              47%
Consumer loans                                 1,148              16%
Unallocated                                      178
                                                 ---            -----

Total allowance for loan and lease losses   $  8,186             100%
                                            ========            =====

                                                  December 31, 2005
                                                  -----------------
                                            Allowance      Percentage of loans
                                            for Loan        in each Catagory
(Dollars in thousands)                       Losses          to total loans
                                             ------        -------------------

Commercial loans and leases                 $  5,992              36%
Residential real estate                          361              47%
Consumer loans                                 1,758              17%
Unallocated                                       12
                                                  --            -----

Total allowance for loan and lease losses   $  8,123             100%
                                            ========            =====

                                                  December 31, 2004
                                                  -----------------
                                            Allowance      Percentage of loans
                                            for Loan        in each Catagory
(Dollars in thousands)                       Losses          to total loans
                                             ------        -------------------

Commercial loans and leases                 $  4,320              34%
Residential real estate                          276              50%
Consumer loans                                 1,502              16%
Unallocated                                      718
                                                 ---            -----

Total allowance for loan and lease losses   $  6,816             100%
                                            ========            =====

                                                  December 31, 2003
                                                  -----------------
                                            Allowance      Percentage of loans
                                            for Loan        in each Catagory
(Dollars in thousands)                       Losses          to total loans
                                             ------        -------------------

Commercial loans and leases                 $  3,552              34%
Residential real estate                          199              51%
Consumer loans                                 1,187              15%
Unallocated                                      603
                                                 ---            -----

Total allowance for loan and lease losses   $  5,541             100%
                                            ========            =====

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                                  December 31, 2002
                                                  -----------------
                                            Allowance      Percentage of loans
                                            for Loan        in each Catagory
(Dollars in thousands)                       Losses          to total loans
                                             ------        -------------------

Commercial loans and leases                 $  4,296              36%
Residential real estate                          105              50%
Consumer loans                                 1,403              14%
Unallocated                                       83
                                                  --            -----

Total allowance for loan and lease losses   $  5,887             100%
                                            ========            =====


         ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                           December 31
                                                                           -----------
(Dollars in thousands)
                                                        2006       2005        2004       2003       2002
                                                        ----       ----        ----       ----       ----

Balance at beginning of year                         $  8,123   $  6,816    $  5,541   $  5,887   $  5,995
                                                     --------   --------    --------   --------   --------

Provision charged to operating expense                      3      1,382       1,164      2,519      2,231

Recoveries of loans previously charged off
   Commercial loans                                       291        178         955        175        274
   Real estate  mortgages                                   6        196          31          9          -
   Consumer loans                                          13         12          28         28         51
Lease financing receivables                                49         51          81          2          -
                                                           --         --          --          -

   Total recoveries                                       359        437       1,095        214        325
                                                          ---        ---       -----        ---        ---

Loan charge-offs
   Commercial loans                                       (32)       (59)       (261)    (1,045)      (841)

   Real estate  mortgages                                 (51)      (245)       (294)      (545)    (1,265)

   Consumer loans                                         (72)       (82)       (121)      (261)      (216)

   Lease financing receivables                            (18)       (97)       (234)    (1,248)      (348)
                                                          ---        ---        ----     ------       ----

         Total charge-offs                               (173)      (483)       (910)    (3,099)    (2,670)
                                                         ====       ====        ====     ======     ======

Net loan (charge-offs) recoveries                         186        (46)        185     (2,885)    (2,345)

Allowance other adjustment (1)                           (126)       (29)        (74)        20          6
                                                         ----        ---         ---         --          -

Balance at end of year                               $  8,186   $  8,123    $  6,816   $  5,541   $  5,887
                                                     ========   ========    ========   ========   ========

Year-end loans outstanding                           $694,343   $664,276    $618,005   $511,249   $447,682

Average loans outstanding                            $680,474   $650,938    $567,755   $470,413   $442,613

Allowance for possible loan losses as
   a percentage of year-end loans
   outstanding                                          1.18%      1.22%       1.10%      1.08%       1.31%

Ratio of net (charge-offs) recoveries to average
   loans outstanding                                   (0.03)%     0.01%      (0.03)%     0.61%       0.53%

(1)The Allowance other adjustment represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


     Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Non-performing loans reduce the Corporation's earnings because interest income is not earned on such assets. There are seventeen non-accrual loans making up the $7.3 million total non-accrual loans and leases balance at December 31, 2006 of which, there is one commercial loan of $5.9 million. Management is actively working to collect this loan and does not anticipate a loss of principal. Management continues to take steps to reduce non-accrual loan and lease levels and correct and control current and future credit quality issues. The Credit Administration Department assists Management in improving the components of the allowance of loans and lease losses including the provision for loan and lease losses, recoveries, and charged-off loans. Please see the "Non-Interest Income" section for information regarding gains on the sale of OREO. The following chart represents detailed information regarding non-performing loans:

                         NON-PERFORMING LOANS AND ASSETS

                                                                   December 31
                                                                   -----------
(Dollars in thousands)                           2006      2005      2004       2003       2002
                                                 ----      ----      ----       ----       ----

Past due over 90 days and still accruing      $   793    $    --    $   --    $   597    $   321
Non-accrual loans and leases (1)                7,289      8,358     7,877      3,093      5,216
                                                -----      -----     -----      -----      -----
Total non-performing loans and leases           8,082      8,358     7,877      3,690      5,537

Other real estate owned ("OREO")                   --         --       757        965        368

Total non-performing assets                   $ 8,082    $ 8,358    $8,634    $ 4,655    $ 5,905
                                              =======    =======    ======    =======    =======

Interest income which would
  have been recorded                          $   682    $   638    $  209    $   348    $   448

Interest income that was
  received from customer                           --         --       (27)       (46)      (234)
                                                                       ---        ---       ----

Total contractual interest
  for non-accruing loans
  and leases not collected                    $   682     $  638    $  182    $   302    $   214
                                              =======     ======    ======    =======    =======

Non-performing loans as a
   percentage of total loans and leases         1.16%      1.26%     1.27%      0.72%      1.24%

Allowance for loan and lease losses
   as a percentage of non-performing
   loans and leases                           101.29%     97.19%    86.53%    150.16%    106.32%

Non-performing assets as a percentage
   of total loans and leases and other real
   estate owned                                 1.16%      1.26%     1.40%      0.91%      1.32%

Allowance for loan and lease losses as a
   percentage of non-performing
   assets                                     101.29%     97.19%    78.94%    119.03%     99.70%


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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


     Management is not aware of any loans or leases other than those included in these tables and mentioned in this section as well as the "Asset Quality and Allowance for Loan and Lease Losses" section that would be considered potential problem loans and cause Management to have doubts as to the borrower;s ability to comply with loan repayment terms.

     At December 31, 2006 and 2005, there were no properties held by the Corporation as OREO.

                               NON-INTEREST INCOME

     Total non-interest income decreased $113 thousand or 1.2%, to $9.2 million in 2006, compared to an increase of $12 thousand or 0.1% from 2004 to 2005. The various components of non-interest income are discussed below.

     The largest component of non-interest income is Wealth Management revenue which increased $30 thousand or 0.9% to $3.4 million in 2006. This compares to a decrease of $93 thousand or 2.7% from $3.5 million in 2004. The market value of Wealth Management assets under management and custody increased 0.3% from $561.0 million at December 31, 2005 to $563.0 million at December 31, 2006. Wealth Management assets under management and custody grew 1.0% or $5.4 million in 2005.

     Service charges on deposit accounts increased $53 thousand or 2.7% to $2.0 million in 2006 compared to a decrease of $161 thousand or 7.6% in 2005 from 2004. To remain competitive and increase the core deposit base, the Corporation introduced a "Free Checking" product during the first quarter of 2005 which contributed to the decrease in service charges in 2005 from 2004. During 2006, checking account fees continued to decrease. This decrease was offset by an increase in overdraft protection fees. The effect of introducing a "Free Checking" product will continue to impact this component of non-interest income in the future as certain existing accounts, on which service charges are currently collected, may move to this new product.

     Gains and losses on the sale of investment securities was a loss of $79 thousand in 2006 as compared to a $58 thousand gain in 2005 and a $70 thousand gain in 2004. The gains realized on the sales of investment securities throughout 2006, 2005 and 2004 are the results of normal portfolio management.

     During 2005 and 2006 Corporation had operating lease agreements with several customers. The income on these agreements is classified as "Rental Income". Rental Income on operating lease agreements increased $155 thousand or 15.5% from $998 thousand in 2005 to $1.2 million in 2006. Rental income on operating lease agreements increased $170 thousand or 20.5% in 2005. The increases in 2006 and 2005 are due to an increased volume in operating leases with one customer. See the discussion of related depreciation expense in the "Non-Interest Expense" section.

     Gains and losses on the sale of fixed assets and OREO in 2006 was a $19 thousand gain as compared to a $6 thousand loss in 2005 and a $145 thousand gain in 2004. The gain in 2004 of was related to foreclosed property that was sold at a higher value than the Corporation had anticipated.

     Gains and fee income generated in the sales of residential mortgage loans during 2006 decreased by $115 thousand or 24.3% from $474 thousand in 2005 to $359 thousand in 2006. This compares with an increase of $97 thousand from $377 thousand in 2004. During 2006, the volume of refinancing and originations of saleable loans had substantially decreased from 2005, resulting in a lower amount of gains and fees being collected when compared to 2005. During 2005 this activity was strong and resulted in a substantial amount of gains and fee income when compared to 2004. When a mortgage is sold, all unamortized fees collected are recognized as income for that period and any gain or loss based on the current market value is recorded at the time of the sale. The Corporation retains the servicing on a portion of the loans sold and earns a servicing fee.

     Other non-interest income decreased $124 thousand or 5.1% from $2.5 million in 2005 to $2.3 million in 2006. This compares with an increase of $162 thousand or 7.1% from 2004. The primary components of other non-interest income over the past three years are as follows:

                               2006        2005        2004
                               ----        ----        ----

  Electronic Banking         $  994      $  873      $  823
  Wealth Advisory Services      373         367         268
  Other                         963       1,214       1,201
                                ---       -----       -----
                             $2,330      $2,454      $2,292
                             ======      ======      ======

     Other includes rental income, safe deposit box fees, merchant services income, and other commission and fee income. The decrease in this component of Other Non-Interest Income in 2006 as compared to 2005 was primarily due to a gain recorded in 2005 related to a forfeited deposit.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                              NON-INTEREST EXPENSE

     Total non-interest expense increased $596 thousand or 2.0% from $30.6 million in 2005 to $31.2 million in 2006, compared to an increase of $1.3 million or 4.6% from 2004 to 2005. The various components of non-interest expense changes are discussed below.

     Employee salaries and benefits increased $1.6 million or 9.8% from $15.9 million in 2005 to $17.4 million in 2006, compared to an increase of $66 thousand or 0.4% from $15.8 million in 2004. The increase during 2006 as compared to 2005 was primarily caused by higher salary expense related to the adoption of a new performance-based incentive program in 2006 combined with higher base salaries and benefits due to a higher employee head count during the year.

     Net occupancy, equipment and data processing expense decreased $246 thousand or 4.4% from $5.6 million in 2005 to $5.4 million in 2006, compared to an increase of $244 thousand or 4.6% from $5.4 million in 2004. The lower expense in 2006 as compared to 2005 is primarily due to lower depreciation on core systems and equipment that became fully depreciated in 2006. The increase in net occupancy, equipment and data processing expense in 2005 as compared to 2004 was primarily due to higher depreciation and related costs on core system equipment that was purchased in the first quarter of 2005.

     Depreciation on operating leases increased $118 thousand or 13.6% from $869 thousand in 2005 to $987 thousand in 2006. This compares to an increase of $129 thousand or 17.4% from $740 thousand in 2004. This depreciation expense is associated with the operating lease agreements the Bank had with several customers. The income associated with this operating lease is classified as Rental Income.

     Professional services expense decreased $753 thousand or 28.9% from $2.6 million in 2005 to $1.8 million in 2006 compared to an increase of $853 thousand or 48.8% from $1.7 million in 2004. The higher professional services expense in 2005 as compared to 2006 and 2004 are primarily due to the cost of complying with Sarbanes-Oxley legislation recorded in 2005 combined with certain consulting fees for demographic and branch site analysis, real estate management, benefit plans and management planning also recorded in 2005.

     Bank Shares Tax was $726 thousand, $549 thousand, and $517 thousand for the years 2006, 2005, and 2004, respectively. Bank Shares Tax represented 1.02%, 1.00%, and 1.00% of average stockholders' equity for 2006, 2005, and 2004, respectively. The Pennsylvania Bank Shares Tax is based primarily on Bank stockholders' equity, and is paid on an annual basis.

     Total other non-interest expense decreased $251 thousand or 5.0% from $5.1 million to $4.8 million in 2006 compared with an increase of $20 thousand or .4% from $5.0 million in 2004. The primary components of other non-interest expense over the past three years are as follows:

                                             2006        2005        2004
                                             ----        ----        ----
  Telephone, Postage, and Supplies         $1,190      $1,004      $1,084
  Marketing and Corporate Communications    1,000       1,094       1,168
  Loan and Deposit Supplies                   504         569         629
  Other                                     2,107       2,385       2,151
                                            -----       -----       -----
                                           $4,801      $5,052      $5,032
                                           ======      ======      ======

     Other includes director fees, travel and mileage, Wealth Management processing fees, dues and subscriptions, FDIC Deposit Insurance premiums and assessments, and other general expenses.

     Prior to March 31, 2006, the Bank was subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005, and, on February 15, 2006, the President signed into law The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act). The Reform Act provides for various changes to the FDIC's insurance program, including the merger of the BIF and the Savings Association Insurance Fund ("SAIF") into a new fund, the Deposit Insurance Fund ("DIF"), effective dateYear2006Day31Month3March 31, 2006. Prior to enactment of the Reform Act, the Bank was not required to pay any FDIC assessments. To help offset the new DIF assessment, the Bank expects to receive a one-time assessment credit. The assessment credit is presently expected to offset the cost of the deposit insurance premiums for 2007 and may partially offset the cost of such premiums for 2008. Such increases in FDIC assessments will be an additional expense to the Corporation and, thus, will affect the Corporation's net income in future years.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


     In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of dateYear1998Day1Month1January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for the fourth quarter 2006 and the first quarter of 2007 were
1.24 basis points per $100 of DIF assessable deposits and 1.22 basis points, respectively. FICO deposit insurance expense was $88 thousand, $91 thousand and $86 thousand for the years 2006, 2005 and 2004.

     In the fourth quarter of 2004, the Corporation opened a temporary modular facility in the Oxford area. This facility was equipped to meet all of our customers' needs and was replaced by a newly designed full-service branch in the fourth quarter of 2005. The Corporation also opened a mini-branch in the Wellington Retirement Community in late November 2005. In April, 2006, the Corporation opened a new loan processing office in Phoenixville, Pennsylvania. In the fourth quarter of 2006, the Corporation opened two new grocery store branches in Phoenixville and Royersford, Pennsylvania. These branches have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by increases in net interest and fee income generated by business in the new marketing areas. We are continuously looking for new branch opportunities and may open new branches in the future as circumstances permit. The Corporation intends to open a new full service branch in 2007 in the Kennett Square, Pennsylvania area.

                                  INCOME TAXES

     Income tax expense was $2.9 million in 2006 compared with $1.9 million in 2005 and $2.4 million in 2004, representing an effective tax rate of 28.2%, 22.6%, and 28.3%, respectively. The decrease in the effective tax rate in 2005 as compared to 2006 and 2004 is primarily due to an increase in permanent differences as a relative percentage of pretax income.

                                CAPITAL ADEQUACY

     The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At December 31, 2006, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements and the bank was considered "well capitalized", as defined in the regulations issued pursuant to the FDIC Improvement Act of 1994. The Corporation's and Bank's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED                               December 31        "Well Capitalized"
                                         -----------        ------------------
CAPITAL RATIOS                     2006     2005     2004      Requirements
--------------                     ----     ----     ----      ------------
    Corporation
    -----------
Leverage Ratio                    9.34%    8.80%    8.62%       N/A
Tier I Capital Ratio             11.26%   10.94%   10.80%       N/A
Total Risk-Based Capital Ratio   12.49%   12.19%   11.91%       N/A

      Bank
      ----
Leverage Ratio                    8.58%    8.14%    8.11%      5.00%
Tier I Capital Ratio             10.31%   10.08%   10.16%      6.00%
Total Risk-Based Capital Ratio   11.53%   11.32%   11.26%     10.00%

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                  CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     The  following   table  sets  forth   contractual   obligations  and  other
commitments representing required and potential cash outflows as of December 31, 2006:

(Dollars in thousands)                                Less than                           More Than 5
                                             Total     1 year     1-3 years   3-5 years      Years
                                             -----     ------     ---------   ---------      -----

Minimum Annual Rentals on non-cancelable
 operating leases                          $  4,414   $    498     $ 1,024     $ 1,096     $ 1,796
Remaining contractual maturities of
 time deposits                              228,928    199,294      15,976       3,998       9,660
Loan commitments                            253,870    253,870
Federal Home Loan Bank Advances
 and other borrowings                        61,596     11,211      37,886      10,150       2,349
Subordinated debt                            15,465          -           -           -      15,465
Standby letter of credit                     12,628     12,628           -           -           -

Total                                      $576,901   $477,501     $54,886     $15,244     $29,270

                               BRANCHING PROJECTS

     The Corporation intends to open a series of new branch locations throughout Chester County, Pennsylvania over the next five years. A new, customer-focused branch design was introduced with the construction of the branch office in Oxford, Pennsylvania. This new "signature look" will be rolled out to new and certain current locations over the next five years.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     The Corporation considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan and lease losses is determined based on Management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payments" (Statement 123(R)). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement 123, as originally issued. Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) was effective for the Corporation beginning January 1, 2006. The Corporation must use either the modified prospective or the modified retrospective transition method. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share, resulting from the vesting of any equity-based compensation.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides guidance on the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of Statement 123(R) and to enhance the information received by investors and other users of the financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Corporation's adoption of SFAS No. 154 did not have an impact on our financial condition or results of operations.

     In September 2006, FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, FASB issued Statement No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Corporation adopted SFAS 158 as of December 31, 2006, but because the Corporation does not have a defined benefit plan, the adoption of SAB 158 did not have a material effect on our consolidated financial statements.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108
established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. The Corporation elected to record a cumulative effect adjustment as of January 1, 2006, as discussed in Footnote A to the Corporation's consolidated financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006. The Corporation does not believe that the adoption of FIN 48 will have a material effect on the financial statements.

     In March 2006, FASB issued SFAS No. 156, "Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities" ("SFAS 156"). This statement amends SFAS No. 140 and requires an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Corporation adopted SFAS 156 effective January 1, 2006. The adoption of this statement did not have a material impact on the Corporation's financial position or the results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after eptember 15, 2006, with earlier application allowed. SFAS 155 is not expected to have a material impact on the Corporation's financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

               LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from growth of our existing deposit base, new deposits, FHLB, and cash flow from the investment and loan portfolios. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest-bearing demand deposit accounts and other deposit sources are highlighted in the "Deposit Analysis" table in the "Interest Expense on Deposit Accounts" section.

     The Corporation utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits and in funding asset growth. The Corporation may utilize these funding sources to better match its assets that are subject to longer term repricing (i.e., between one and five years). The Bank, as a member of the FHLB, maintains several credit facilities (overnight lines of credit, amortizing and non-amortizing fixed rate term and variable rate term advances with FHLB). As of December 31, 2006, the amount outstanding under the Bank's line of credit with the FHLB was $0.

     FHLB borrowings totaled $61.6 million compared to $68.9 million at December 31, 2006 and 2005, respectively. These advances consist of short and long term borrowings representing a combination of maturities. The average interest rate for 2006 and 2005 on these advances was approximately 3.9% and 3.7%, respectively. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $208.4 million.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity of its "gap position" within one year is a negative $241.1 million or -27.6% of total assets at December 31, 2006, compared with a negative $122.6 million or -14.5% of total assets at the end of 2005. The Corporation's gap position is just one tool used to evaluate interest rate risk and the stability of net interest margins. The data in the following chart represents the gap position at a specific point in time and may not be indicative of future gap positions. Another tool that Management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee policy and monitors the results of the simulations against these limits quarterly. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.


                       INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 2006

(Dollars in thousands)                    Within      Through       Five      Non-Rate
                                         One Year    Five Years     Years    Sensitive      Total
                                         --------    ----------     -----    ---------      -----

ASSETS
    Federal funds sold                   $  44,500   $      -     $      -   $       -    $ 44,500
    Investment securities                   17,131     44,156       27,427           -      88,714
    Interest bearing deposits in banks         285          -            -           -         285
    Loans and leases                       237,499    335,043      121,801      (8,186)    686,157
    Cash and due from banks                      -          -            -      27,556      27,556
    Premises & equipment                         -          -            -      13,988      13,988
    Other assets                                 -          -            -      10,894      10,894
                                         ---------   --------     --------      ------      ------

    Total assets                         $ 299,415   $379,199     $149,228   $  44,252    $872,094
                                         =========   ========     ========   =========    ========

LIABILITIES AND CAPITAL
    Non-interest-bearing deposits$               -   $      -     $      -   $ 129,911    $129,911
    Interest bearing deposits              513,854     19,973       60,930           -     594,757
    FHLB advances and other
      Borrowings                            11,210     47,974        2,412           -      61,596
    Subordinated debt                       15,465          -            -           -      15,465
    Other liabilities                            -          -        7,103           -       7,103
    Capital                                      -          -            -      63,262      63,262
                                         ---------   --------     --------      ------      ------

    Total liabilities and capital        $ 540,529   $ 67,947     $ 70,445   $ 193,173    $872,094
                                         =========   ========     ========   =========    ========

    Net interest rate sensitivity gap    $(241,114)  $311,252     $ 78,783   $(148,921)   $      -
                                         =========   ========     ========   =========    ========

    Cumulative interest rate
       sensitivity gap                   $(241,114)  $ 70,138     $148,921   $       -    $      -
                                         =========   ========     ========   ========     =======

    Cumulative interest rate
       sensitivity gap divided
       by total assets                      (27.6%)      8.0%        17.1%
                                            =====        ===         ====

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


     The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. The Corporation's Asset Liability Management Policy requires quarterly calculation of the effects of changes in interest rates on net interest income. The table below summarizes estimated changes in net interest income over the twelve-month period ending December 31, 2006 under alternative interest rate scenarios. The change in interest rates was modeled to simulate the effect of a proportional shift in asset and liability ratios (rate ramp). The prime rate as reported in the Wall Street Journal as of December 31, 2006 of 8.25% is used as the "driver rate" in these simulations.

    (Dollars in thousands)

         Change in             Net          Dollar     Percent
       Interest Rates    Interest Income    Change      Change
       --------------    ---------------    ------      ------

    +200 Basis Points     $  32,195         $ 845        2.70%
    +100 Basis Points        31,804           454        1.45%
    Flat Rate                31,350           -              -
    -100 Basis Points        30,766          (584)     (1.86)%
    -200 Basis Points        30,056        (1,294)     (4.13)%

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

     The nature of the Corporation's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At December 31, 2006, the Corporation did not have any hedging transactions in place such as interest rate swaps, caps or floors.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


Item 8. Financial Statements and Supplementary Data.

             Report of Independent Registered Public Accounting Firm



Board of Directors
First Chester County Corporation


     We have audited the accompanying consolidated balance sheets of First Chester County Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chester County Corporation and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" and Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Mistatements When Quantifying Mistatements in the Current Year Financial Statements."

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Chester County Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal controls over financial reporting.



Grant Thornton LLP
Philadelphia, Pennsylvania
March 9, 2007

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                            December 31
                                                                                  -----------
                                                                                2006        2005
                                                                                ----        ----

ASSETS
    Cash and due from banks                                                  $ 27,556    $ 37,401
    Federal funds sold and other overnight investments                         44,500      31,000
    Interest bearing deposits                                                     285         542
                                                                                  ---         ---

                Total cash and cash equivalents                                72,341      68,943
                                                                               ------      ------

    Investment securities held-to-maturity (fair value of $5
        and $10 at December 31, 2006 and 2005, respectively)                        5          10

    Investment securities available-for-sale, at fair value                    88,709      97,078

    Loans and leases                                                          694,343     664,276
    Less allowance for loan and lease losses                                   (8,186)     (8,123)
                                                                               ------      ------

                Net loans                                                     686,157     656,153

    Premises and equipment, net                                                13,988      13,786
    Other assets                                                               10,894       9,564
                                                                               ------       -----

                Total assets                                                 $872,094    $845,534
                                                                             ========    ========

LIABILITIES
    Deposits
        Non-interest-bearing                                                 $129,911    $136,082
        Interest-bearing (including certificates of deposit over $100 of
          $43,825 and $61,281 at December 31, 2006 and 2005, respectively)    594,757     560,015
                                                                              -------     -------

                Total deposits                                                724,668     696,097

    Federal Home Loan Bank advances and other borrowings                       61,596      68,900
    Subordinated debt                                                          15,465      15,465
    Other liabilities                                                           7,103       6,395
                                                                                -----       -----

                Total liabilities                                             808,832     786,857
                                                                              -------     -------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized, 10,000,000 shares;
        Outstanding 5,279,815 at December 31, 2006 and 2005.                    5,280       5,280
    Additional paid-in capital                                                 11,939      12,441
    Retained earnings                                                          50,486      46,503
    Accumulated other comprehensive loss                                       (1,473)     (1,929)
    Treasury stock, at cost; 128,075 and 153,164 at
          December 31, 2006 and 2005, respectively.                            (2,970)    ( 3,618)
                                                                               ------     -------

                Total stockholders' equity                                     63,262      58,677
                                                                               ------      ------

                Total liabilities and stockholders' equity                   $872,094    $845,534
                                                                             ========    ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                    CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share)                                        Years ended December 31
                                                                                -----------------------
                                                                               2006       2005       2004
                                                                               ----       ----       ----

INTEREST INCOME
    Loans and leases, including fees                                         $45,783    $39,402    $32,046
    Investment securities                                                      4,358      4,441      5,223
    Federal funds sold and deposits in banks                                   2,061        761        249
                                                                               -----        ---        ---
             Total interest income                                            52,202     44,604     37,518
                                                                              ======     ======     ======
INTEREST EXPENSE

    Deposits                                                                  16,237     10,009      5,304
    Subordinated debt                                                          1,304      1,015        728
    Federal Home Loan Bank advances and other borrowings                       2,496      2,555      1,831
                                                                               -----      -----      -----
             Total interest expense                                           20,037     13,579      7,863
                                                                              ======     ======      =====
             Net interest income                                              32,165     31,025     29,655

PROVISION FOR LOAN AND LEASE LOSSES                                                3      1,382      1,164
                                                                                   -      -----      -----
             Net interest income after provision for loan and lease losses    32,162     29,643     28,491
                                                                              ------     ------     ------
NON-INTEREST INCOME

    Wealth Management                                                          3,423      3,393      3,486
    Service charges on deposit accounts                                        2,007      1,954      2,115
    Investment securities gains (losses), net                                    (79)        58         70
    Operating lease rental income                                              1,153        998        828
    Gains (losses) on the sales of fixed assets and OREO                          19         (6)       145
    Gains and fees on the sales of residential mortgages                         359        474        377
    Other                                                                      2,330      2,454      2,292
                                                                               -----      -----      -----
             Total non-interest income                                         9,212      9,325      9,313
                                                                               -----      -----      -----
NON-INTEREST EXPENSE

    Salaries and employee benefits                                            17,432     15,881     15,815
    Occupancy, equipment, and data processing                                  5,359      5,605      5,361
    Depreciation expense on operating leases                                     987        869        740
    Bank shares tax                                                              726        549        517
    Professional services                                                      1,848      2,601      1,748
    Other                                                                      4,801      5,052      5,032
                                                                               -----      -----      -----
             Total non-interest expense                                       31,153     30,557     29,213
                                                                              ------     ------     ------

             Income before income taxes                                       10,221      8,411      8,591

INCOME TAXES                                                                   2,886      1,900      2,430
                                                                               -----      -----      -----
NET INCOME                                                                   $ 7,335    $ 6,511    $ 6,161
                                                                             =======    =======    =======
PER SHARE
    Basic earnings per common share                                          $  1.42    $  1.28    $  1.24
                                                                             =======    =======    =======
    Diluted earnings per common share                                        $  1.40    $  1.24    $  1.19
                                                                             =======    =======    =======
    Dividends declared                                                       $ 0.540    $ 0.525    $ 0.505
                                                                             =======    =======    =======


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


Dollars in thousands                                                            Accumulated
                                                      Additional                  Other                    Total
                                   Common Stock        Paid-in     Retained   Comprehensive   Treasury  Stockholders'  Comprehensive
                               Shares    Par Value     Capital     Earnings   Income/(loss)    Stock       Equity          Income
                               ------    ---------     -------     --------   -------------    -----       ------          ------

Balance at January 1, 2004    4,799,666    $4,800    $ 1,877      $50,117      $   306       $(5,350)    $51,750          $    -

Net Income                                                          6,161                                  6,161           6,161
Cash dividends declared                                            (2,529)                                (2,529)
Other Comprehensive Income
Net unrealized gains on
investment securities
available-for-sale                                                                (384)                     (384)           (384)
Treasury stock transactions                             (328)                                    229         (99)
Share based compensation tax
benefit                                                  503                                                 503
                              ------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                      $5,777
                                                                                                                          ======

Balance December 31, 2004     4,799,666    $4,800    $ 2,052      $53,749      $   (78)      $(5,121)    $55,402

Net Income                                                          6,511                                  6,511           6,511
Cash dividends declared                                            (2,665)                                (2,665)
Stock dividends declared        480,149       480     10,612      (11,092)
Other Comprehensive Income
Net unrealized gains on
investment securities
available-for-sale                                                              (1,851)                   (1,851)         (1,851)
Treasury stock transactions                             (223)                                  1,503       1,280
                              ------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                      $4,660
                                                                                                                          ======

Balance December 31, 2005     5,279,815    $5,280     $12,441     $46,503      $(1,929)      $(3,618)   $58,677

Cumulative effect under
SAB No. 108 adjustments                                              (565)                                  (565)
                              ------------------------------------------------------------------------------------------------------
Balance at January 1, 2006,
as adjusted                   5,279,815    $5,280    $12,441      $45,938      $(1,929)      $(3,618)    $58,112
Net Income                                                          7,335                                  7,335           7,335
Cash dividends declared                                            (2,787)                                (2,787)
Other Comprehensive Income
Net unrealized gains on
investment securities
available-for-sale                                                                 456                       456             456
Treasury stock transactions                             (733)                                    648         (85)
Share based compensation tax                               1                                                   1
benefit                                                   23                                                  23
                              ------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                                                      $7,791
                                                                                                                          ======

Balance December 31, 2006     5,279,815    $5,280    $11,939      $50,486      $(1,473)      $(2,970)    $63,262
                              ======================================================================================================


The accompanying notes are an integral part of these statements

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                                        Years ended December 31
                                                                              -----------------------
                                                                          2006        2005         2004
                                                                          ----        ----         ----

OPERATING ACTIVITIES
    Net income                                                        $   7,335    $   6,511    $   6,161
    Adjustments to reconcile net income to net
           cash provided by operating activities
        Depreciation                                                      2,777        2,615        1,558
        Provision for loan and lease losses                                   3        1,382        1,164
        Amortization of investment security
           premiums and accretion of discounts, net                         232          194          563
        Amortization of deferred loan fees                                  459         (111)         (54)
        Investment securities (gains) losses, net                            79          (58)         (70)
        (Increase) in other assets                                       (1,331)      (2,509)        (361)
        Increase in other liabilities                                       143          872          598
                                                                            ---          ---          ---

                Net cash provided by operating activities                 9,697        8,896        9,559
                                                                          -----        -----        -----

INVESTING ACTIVITIES
    Net increase in loans                                               (30,468)     (46,234)    (106,591)
    Proceeds from sales of investment securities available-for-sale      13,631       85,784       32,066
    Proceeds from maturities of investment securities                     9,216       56,985      101,351
    Purchase of investment securities available-for-sale                (14,094)     (99,964)    (143,131)
    Purchase of premises and equipment                                   (2,979)      (2,264)      (2,527)
                                                                         ------       ------       ------

                Net cash used in investing activities                   (24,694)     ( 5,693)    (118,832)
                                                                        -------      - -----     --------

FINANCING ACTIVITIES
    Increase (decrease) in Federal Home Loan Bank Advances               (5,000)         750         (850)
    Increase in Federal Home Loan Bank Borrowings                        (2,304)           -            -
    Decrease in Federal Home Loan Bank Borrowings                             -        1,686       26,771
    Net increase in deposits                                             28,571       33,079       85,704
    Cash dividends paid                                                  (2,787)      (2,665)      (2,529)
    Net increase (decrease) in treasury stock transactions                  (85)       1,280          404
                                                                            ---        -----          ---

                Net cash provided by financing activities                18,395       34,130      109,500
                                                                         ------       ------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 3,398       37,333          227

Cash and cash equivalents at beginning of year                           68,943       31,610       31,383
                                                                         ------       ------       ------

Cash and cash equivalents at end of year                              $  72,341    $  68,943    $  31,610
                                                                      =========    =========    =========




The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Chester County Corporation (the "Corporation"), through its wholly-owned subsidiary, First National Bank of Chester County (the "Bank"), has been serving the residents and businesses of Chester County, Pennsylvania, since 1863. The Bank is a locally managed community bank providing loan, deposit, cash management and trust and investment services from its twenty one locations. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, Internet banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund insurance and brokerage companies.

     The Corporation and the Bank, and their wholly-owned subsidiaries FNB Properties, LLC, FNB Insurance Services, LLC, Turks Head Properties, Inc, Turks Head II, LLC, First Chester County Capital Trust I ("Trust I"), and First Chester County Capital Trust II ("Trust II") are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Corporation and the Bank for adherence to laws and regulations.

     1. Basis of Financial Statement Presentation
        -----------------------------------------
     The accounting policies followed by the Corporation and its wholly-owned subsidiaries conform to generally accepted accounting principles ("GAAP") and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank, Turks Head Properties, Turks Head II, First National Bank Insurance Services, and FNB Properties. All significant intercompany transactions have been eliminated.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

     Management has determined that Trust I and Trust II (Trust I and Trust II, collectively, the "Trusts") each qualify as variable interest entities under FASB Interpretation 46 ("FIN 46"). Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I and Trust II holds, as its sole asset, subordinated debentures issued by the Corporation. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required the Corporation to deconsolidate the Trusts. Accordingly, the Corporation deconsolidated the Trusts at the end of the first quarter of 2004. In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to restriction. Based on the final rule, the Corporation expects to include all of its $15.5 million in trust preferred securities in Tier I Capital.

     2. Financial Instruments
        ---------------------

     The Corporation follows SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, and deposits and borrowings.

     3. Investment Securities
        ---------------------

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

     In November 2005, the FASB issued FASB Staff Position ("FSP") SFAS 115-1 and 124-1, "The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP nullifies certain requirements of EITF-03-01 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of the FSP did not have a material impact on the Company's consolidated financial statements.

     The Corporation follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation did not have any derivative instruments at December 31, 2006, 2005, and 2004.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

     4. Loans and Leases and Allowance for Loan and Lease Losses
        --------------------------------------------------------
     Loans and leases that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan and lease losses. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loan and lease principal considered to be uncollectible by Management is charged against the allowance for loan and lease losses. The allowance is an amount that Management believes will be adequate to absorb possible losses on existing loans and leases that may become uncollectible based upon an evaluation of known and inherent risks in the loan and lease portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan and lease portfolio, overall portfolio quality, specific problem loans, loss experience, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan and lease total amounts. Loss estimates for specified problem loans and leases are also detailed. Interest on loans and leases is accrued and credited to operations based upon the principal amount outstanding. Certain origination and commitment fees and related direct loan or lease origination costs are deferred and amortized over the contractual life of the related loans and leases, resulting in an adjustment of the related loan's yield. Accrual of interest is discontinued on a loan when Management believes that the borrower's financial condition is such that collection of interest and principal is doubtful. Upon such discontinuance, all unpaid accrued interest is reversed.

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

     The Corporation follows FASB Interpretation 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of FIN 45, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has issued financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in underlying agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations.

     5. Premises and Equipment
        ----------------------

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     6. Contributions
        -------------

     The Corporation accounts for contributions in accordance with SFAS No. 116, "Accounting for Contributions Received and Contributions Made." SFAS No. 116 specifies that contributions made by the Corporation be recognized as expenses in the period made and as decreases of assets or increases of liabilities depending on the form of the benefits given. In accordance with SFAS No. 116, the Corporation incurred contribution expenses relating to long-term commitments to local not-for-profit organizations of $78 thousand, $192 thousand and $52 thousand during 2006, 2005 and 2004, respectively.

     7. Income Taxes
        ------------

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

     8. Employee Benefit Plans
        ----------------------

     The Corporation has certain employee benefit plans covering eligible employees. The Bank accrues such costs as earned by the employee.

     9. Share Based Compensation Plan
        -----------------------------

     Effective January 1, 2006, the Corporation has adopted FASB Statement No. 123 (R), "Share-Based Payment". Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

     Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

     Statement 123 (R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Statement 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

     Because the Corporation adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Corporation is required to record compensation expense for all awards granted after the date of adoption for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. As of January 1, 2006, there were no unvested options. The Corporation measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior toJanuary 1, 2006 and anticipates using this pricing mode for future grants. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

     The Corporation granted no stock option during 2006 and all grants prior to January 1, 2006 were fully vested.

     At December 31, 2006, the Company has one stock-based employee compensation plan. Reported net income, adjusting for share-based compensation that would have been recognized in the adoption of Statement 123 (R) did not change the way that the company has accounted for stock awards in prior periods and therefore no such change

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

     is reflected in the pro forma table below. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

     The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006.

                                                    2005       2004
                                                    ----       ----
    Net income (in thousands)       As reported   $ 6,511    $ 6,161
    Stock-based compensation
      costs determined under fair
      value method for all awards                     114         39
                                                      ---         --

                                    Pro forma     $ 6,397    $ 6,122
                                                  =======    =======
    Earnings per share (Basic)      As reported   $  1.28    $  1.24
                                    Pro forma     $  1.23    $  1.23
    Earnings per share (Diluted)    As reported   $  1.24    $  1.19
                                    Pro forma     $  1.22    $  1.18


     The fair value of an option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 2.74%; expected volatility of 0.66; risk-free interest rate of 4.34%; and an expected life of 2.14 years.

     10. Wealth Management Division Assets and Income
         --------------------------------------------

     Assets held by the Corporation in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Bank or Corporation. Operating income and expenses of the Wealth Management Division are included under their respective captions in the accompanying consolidated statements of income and are recorded on the accrual basis.

     11. Earnings per Share and Stockholders' Equity
         -------------------------------------------

     The Corporation follows the provisions of SFAS No. 128, "Earnings Per Share" requires presentations of basic and diluted earnings per share ("EPS") in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. All per share data has been retroactively adjusted for stock dividends.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

     12. Cash Flow Information
         ---------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest for the years ended
     dateYear2006Day31Month12December 31, 2006, 2005, and 2004 was $19.7 million, $12.9 million and $7.9 million, respectively. Cash paid for income taxes for the years ended December 31, 2006, 2005, and 2004 was $3.7 million, $2.3 million, and $1.7 million, respectively.

     13. Reporting Comprehensive Income
         ------------------------------
     The Corporation follows the provisions of SFAS No. 130, "Reporting of Comprehensive Income," which requires the reporting of comprehensive income which includes net income as well as certain other items which result in a change to equity during the period.

                                                                   December 31, 2006
                                                                   -----------------
    (Dollars in thousands)                                  Before      Tax       Net of
                                                             Tax     (Expense)     Tax
                                                            Amount    Benefit     Amount
                                                            ------    -------     ------

    Unrealized holding gains (losses) arising
     during the period                                    $   770     $ (262)    $   508
    Reclassification adjustment
         for gains realized in net income                     (79)        27         (52)
                                                              ---         --         ---

    Other comprehensive loss                              $   691     $ (235)    $   456
                                                          ========    ======     =======



                                                                   December 31, 2005
                                                                   -----------------
    (Dollars in thousands)                                  Before      Tax       Net of
                                                             Tax     (Expense)     Tax
                                                            Amount    Benefit     Amount
                                                            ------    -------     ------

    Unrealized holding gains (losses) arising
     during the period                                    $(2,983)    $1,095     $(1,888)
    Reclassification adjustment
         for gains realized in net income                      58        (21)         37
                                                               --        ---          --

    Other comprehensive loss                              $(2,925)    $1,074     $(1,851)
                                                          =======     ======     =======



                                                                   December 31, 2004
                                                                   -----------------
    (Dollars in thousands)                                  Before      Tax       Net of
                                                             Tax     (Expense)     Tax
                                                            Amount    Benefit     Amount
                                                            ------    -------     ------

    Unrealized holding losses arising during the period   $  (651)    $  221     $  (430)
    Reclassification adjustment
         for gains realized in net income                      70        (24)         46
                                                               --        ---          --

    Other comprehensive income                            $  (581)    $  197     $  (384)
                                                          =======     ======     =======

    Advertising Costs

    The Bank expenses advertising costs as incurred.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  continued

     14. Reclassifications
         -----------------

     Certain   numbers  have  been   reclassified   to  conform  with  the  2006
     presentation. These reclassifications have no impact on net income or earnings per share.

     15. New Accounting Pronouncements
         -----------------------------
     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payments" (Statement 123(R)). Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement 123, as originally issued. Statement 123 (R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Corporation beginning January 1, 2006. The Corporation must use either the modified prospective or the modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share, resulting from the vesting of any equity-based compensation.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides guidance on the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of Statement 123(R) and to enhance the information received by investors and other users of the financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Corporation's adoption of SFAS No. 154 did not have an impact on our financial condition or results of operations.

     In September 2006, FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, FASB issued Statement No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Corporation adopted SFAS 158 as of December 31, 2006, but because the Corporation does not have a defined benefit plan, it does not believe that the adoption of SAB 158 had a material effect on our consolidated financial statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

     In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. The Corporation decreased Stockholders' Equity by $565 thousand on January 1, 2006 as a result of adopting SAB 108. The transition provisions of SAB 108 permit the Corporation to adjust for the cumulative effect on Stockholders' Equity of immaterial errors relating to prior years. This decrease in Stockholders' Equity consists of $327 thousand of salary and employee benefits expense that had not been accrued in 2005 and 2004, $144 thousand of occupancy, equipment and data processing expense related to the understatement of rent expense, and $94 thousand of other non-interest expense that had not been accrued in 2005 and 2004.

     In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years ending after December 15, 2006. The Corporation adopted FIN 48 as of December 31, 2006. The Corporation does not believe that the adoption of FIN 48 had a material effect on the financial statements.

     In March 2006, FASB issued SFAS No. 156, "Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities" ("SFAS 156"). This statement amends SFAS No. 140 and requires an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Corporation adopted SFAS 156 effective January 1, 2006. The adoption of this statement did not have a material impact on the Corporation's financial position or the results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. SFAS 155 is not expected to have a material impact on the Corporation's financial condition or results of operations.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES

     The amortized  cost,  gross  unrealized  gains and losses,  and fair market
     value  of  the  Corporation's   available-for-sale   and   held-to-maturity
     securities at December 31, 2006 and 2005 are summarized as follows:

                                              Held-to-Maturity                          Available-for-Sale
                                              ----------------                          ------------------

    (Dollars in thousands)                  Gross         Gross                           Gross        Gross
     2006                     Amortized   Unrealized   Unrealized   Fair    Amortized   Unrealized   Unrealized     Fair
     ----                        Cost       Gains        Losses     Value     Cost        Gains        Losses       Value
                                 ----       -----        ------     -----     ----        -----        ------       -----

    U.S. Treasury                $ -        $ -          $ -        $ -     $ 1,000       $  -        $    (2)    $   998
    U.S. Government agency         -          -            -          -       3,371          8            (25)      3,354
    Mortgage-backed securities     -          -            -          -      56,439         14         (1,401)     55,052
    State and municipal            5          -            -          5       9,906          -           (304)      9,602
    Corporate securities           -          -            -          -      11,461          -           (587)     10,874
    Other equity securities        -          -            -          -       8,764        187           (122)      8,829
                                 ---        ---          ---        ---       -----        ---           ----       -----
                                 $ 5        $ -          $ -        $ 5     $90,941       $209        $(2,441)    $88,709
                                 ===        ==           ==         ===     =======       ====        =======     =======


                                              Held-to-Maturity                          Available-for-Sale
                                              ----------------                          ------------------

    (Dollars in thousands)                  Gross         Gross                           Gross        Gross
     2006                     Amortized   Unrealized   Unrealized   Fair    Amortized   Unrealized   Unrealized     Fair
     ----                        Cost       Gains        Losses     Value     Cost        Gains        Losses       Value
                                 ----       -----        ------     -----     ----        -----        ------       -----

    U.S. Treasury                $ -        $ -          $ -        $ -     $ 2,504       $  -        $   (28)    $ 2,476
    U.S. Government agency         -          -            -          -       1,040          1            (23)      1,018
    Mortgage-backed securities     -          -            -          -      57,456          3         (1,439)     56,020
    State and municipal           10          -            -         10      15,672          3           (515)     15,160
    Corporate securities           -          -            -          -      13,655         36           (605)     13,086
    Asset-backed securities        -          -            -          -         117          -             (1)        116
    Mutual funds                   -          -            -          -         796          -             (8)        788
    Other equity securities        -          -            -          -       8,758         53           (397)      8,414
                                 ---        ---          ---        ---       -----         --           ----       -----

                                 $10        $ -          $ -        $10     $99,998       $ 96        $(3,016)    $97,078
                                 ===        ==           ==         ===     =======       ====        =======     =======

          The amortized cost and estimated fair value of debt securities classified as available-for-sale and held-to-maturity at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES  continued

                                             Held-to-Maturity   Available-for-Sale
                                             ----------------   ------------------
(Dollars in thousands)                      Amortized   Fair    Amortized    Fair
                                              Cost      Value     Cost       Value
                                              ----      -----     ----       -----

  Due in one year or less                    $ -       $ -     $ 1,590     $ 1,579
  Due after one year through five years        5         5      15,205      14,627
  Due after five years through ten years       -         -       4,425       4,155
  Due after ten years                          -         -       4,518       4,467
                                                                 -----       -----
                                               5         5      25,738      24,828
  Mortgage-backed securities                   -         -      56,439      55,052
  Other equity securities                      -         -       8,764       8,829
                                                                 -----       -----
                                             $ 5       $ 5     $90,941     $88,709
                                             ===       ===     =======     =======

     Proceeds from the sale of investment securities available for sale were $13.6 million, $85.8 million and $32.1 million during 2006, 2005, and 2004, respectively. Gains of $76 thousand, $112 thousand and $371 thousand and losses of $155 thousand, $54 thousand and $301 thousand were realized on sales of securities in 2006, 2005, and 2004, respectively. The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $78.1 million and $73.3 million at December 31, 2006 and 2005, respectively. There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

     The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 (Dollars in thousands).

    Description of         Number of
     Securities            Securities   Less than 12 months    12 months or longer          Total
     ----------            ----------   -------------------    -------------------          -----
                                        Fair     Unrealized    Fair     Unrealized    Fair     Unrealized

                                        Value      Losses      Value      Losses      Value      Losses
                                        -----      ------      -----      ------      -----       ------

     U.S. Treasury              1       $    -      $  -      $   998    $    (2)    $   998   $    (2)

    U.S. Government
      agency                    3        1,828        (2)         990        (23)      2,818       (25)

    Mortgage-backed
     securities                30        3,086        (5)      47,765     (1,396)     50,851    (1,401)

    State and municipal        28            -         -        9,602       (304)      9,602      (304)

    Corporate securities       13            -         -       10,873       (587)     10,873      (587)

    Other equity
      securities                3            -         -        8,764       (122)      8,764      (122)
                                -                               -----       ----       -----      ----

    Total temporarily
      impaired investment
     securities                78       $4,914      $ (7)     $78,992    $(2,434)    $83,906   $(2,441)
                               ==       ======      ====      =======    =======     =======   =======

     Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that were impaired as of December 31, 2006.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES  continued

     The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 (Dollars in thousands).

    Description of         Number of
     Securities            Securities   Less than 12 months    12 months or longer          Total
     ----------            ----------   -------------------    -------------------          -----
                                        Fair     Unrealized    Fair     Unrealized    Fair     Unrealized

                                        Value      Losses      Value      Losses      Value      Losses
                                        -----      ------      -----      ------      -----      ------

    U.S.  Treasury              1       $ 2,476     $ (28)    $     -    $     -     $ 2,476   $  ( 28)

    U.S. Government
      agency                    1             -         -         990        (23)        990       (23)

    Mortgage-backed
     securities                28        14,472      (192)     40,164     (1,247)     54,636    (1,439)

    State and municipal        34         4,734      (163)     10,423       (352)     15,157      (515)

    Corporate securities       13         7,507      (285)      3,549       (320)     11,056      (605)

    Asset-backed
     securities                 2             -         -         115         (1)        115        (1)

    Mutual funds                1                                 788         (8)        788        (8)

    Other equity
      securities                6             -         -       3,462       (397)      3,462      (397)
                                -                               -----       ----       -----      ----

    Total temporarily
      impaired investment
     securities                86       $29,189     $(668)    $59,491    $(2,348)    $88,680   $(3,016)
                               ==       =======     =====     =======    =======     =======   =======

     Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that were impaired as of December 31, 2005.

NOTE C LOANS AND LEASES

     Major classifications of loans are as follows:

    (Dollars in thousands)                            2006        2005
                                                      ----        ----
        Commercial loans                            $243,651    $218,365
        Real estate  construction                     41,287      49,095
        Real estate  other                           287,998     266,067
        Consumer loans                               108,700     112,993
        Lease financing receivables                   12,707      17,756
                                                      ------      ------
                                                     694,343     664,276
        Less: Allowance for loan and lease losses     (8,186)     (8,123)
                                                      ------      ------

                                                    $686,157    $656,153
                                                    ========    ========

     Loan and lease balances on which the accrual of interest has been discontinued amounted to approximately $7.3 million and $8.4 million at December 31, 2006 and 2005, respectively. Interest on these non-accrual loans and leases would have been approximately $682 thousand, $638 thousand and $211 thousand in 2006, 2005 and 2004, respectively. Loan and lease balances past due 90 days or more, which are not on a non-accrual status, but which Management expects will eventually be paid in full, amounted to $793 thousand, $0 and $0 at December 31, 2006, 2005 and 2004, respectively.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE C LOANS AND LEASES - Continued

     At June 30, 2006, the Corporation reclassified $523 thousand of the allowance for loan and lease losses as other liabilities on the consolidated balance sheet. This amount represents an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank. At December 31, 2006 and 2005, the total amount recorded in other liabilities on the consolidated balance sheet as an allowance for possible losses on unfunded loans and lines of credit is $552 thousand and $426 thousand, respectively.

     Changes in the allowance for loan and lease losses are summarized as follows:

  (Dollars in thousands)                         2006      2005      2004
                                                 ----      ----      ----
    Balance at beginning of year               $8,123    $6,816    $5,541
     Provision charged to operating expenses        3     1,382     1,164
     Recoveries                                   359       437     1,095
     Loans charged-off                           (173)     (483)     (910)
     Allowance adjustment  Other                 (126)      (29)      (74)
                                                 ----       ---       ---

    Balance at end of year                     $8,186    $8,123    $6,816
                                               ======    ======    ======

     The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

     The balance of impaired loans was $7.3 million, $8.4 million, and $7.9 million at December 31, 2006, 2005, and 2004, respectively. The associated allowance for loan and lease losses for impaired loans was $840 thousand, $897 thousand and $882 thousand at December 31, 2006, 2005, and 2004, respectively.

     During 2006, activity in the allowance for impaired loan and lease losses included a provision of $0, write offs of $11 thousand, recoveries of $0, and loans paid off or returned to performing status of $0. Interest income of $0 was recorded in 2006, while contractual interest in the same period amounted to $682 thousand. Cash collected on impaired loans in 2006 was $3.2 million, of which $3.2 million was applied to principal and $0 was applied to past due interest.

     During 2005, activity in the allowance for impaired loan and lease losses included a provision of $365 thousand, write offs of $122 thousand, recoveries of $0, and loans paid off or returned to performing status of $0. Interest income of $0 was recorded in 2005, while contractual interest in the same period amounted to $638 thousand. Cash collected on impaired loans in 2005 was $1.9 million, of which $1.9 million was applied to principal and $0 was applied to past due interest.

     During 2004, activity in the allowance for impaired loan and lease losses included a provision of $808 thousand, write offs of $61 thousand, recoveries of $1 thousand and loans paid off or returned to performing status of $1 thousand. Interest income of $0 was recorded in 2004, while contractual interest in the same period amounted to $211 thousand. Cash collected on impaired loans in 2004 was $1.2 million, of which $1.2 million was applied to principal and $27 thousand was applied to past due interest.

     In the normal course of business, the Bank makes loans to certain officers, directors, and their related interests. All loan transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as comparable transactions with all other parties. In Management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2006 and 2005, was approximately $28.4 million and $19.2 million, respectively. In 2006 and 2005, principal payments on these loans were $26.8 million and $12.7 million, respectively. In 2006 and 2005, new loans to these individuals were $5.6 million and $13.4 million, respectively.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE D - PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

    (Dollars in thousands)              Useful Lives      2006        2005       2004
    ----------------------              ------------      ----        ----       ----
        Premises                        5  40 Years    $ 17,154    $ 16,356   $ 15,532
        Equipment                       1 - 5  Years     22,090      20,282     18,842
                                                         ------      ------     ------
                                                         39,244      36,638     34,374
        Less Accumulated depreciation                   (25,256)    (22,852)   (20,237)
                                                        -------     -------    -------
                                                       $ 13,988    $ 13,786   $ 14,137
                                                       ========    ========   ========

     Included in the equipment category above is $6.1 million and $5.0 million of operating lease assets as of December 31, 2006 and 2005, respectively. Included in the accumulated depreciation line above is $2.2 million and $1.6 million of accumulated depreciation on these operating lease assets as of December 31, 2006 and 2005, respectively.

NOTE E - DEPOSITS

     At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

    (Dollars in thousands)
    2007                     $ 199,294
    2008                        12,132
    2009                         3,844
    2010                         2,146
    2011                         1,852
    Thereafter                   9,660
                                 -----
                             $ 228,928
                             =========

NOTE F - BORROWINGS

     The Bank, as a member of the FHLB, maintains several credit facilities secured by the Bank's mortgage-related assets. FHLB borrowings provide additional funds to meet the Bank's liquidity needs. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $208.4 million of which 73.0%, or $152.1 million, is currently available. FHLB advances are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock.

     1. Short Term Borrowings
        ---------------------
     Short term FHLB advances generally have maturities of less than one year. The details of these short term advances are as follows:

    (Dollars in thousands)                                            2006      2005      2004
    ----------------------                                            ----      ----      ----
    Average balance outstanding                                     $ 4,000   $ 5,000   $ 3,407
    Maximum amount outstanding at any month-end during the period   $ 5,000   $ 5,000   $ 4,778
    Balance outstanding at period end                                     -   $ 5,000   $ 4,250
    Weighted-average interest rate during the period                   .94%     3.19%     2.14%
    Weighted-average interest rate at period end                          -     3.74%     1.55%

     *Short term advances above do not include a Federal Funds purchased amount of $5.3 million and $3.0 million for the periods ending 2006 and 2005 respectively.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE F - BORROWINGS - Continued

     2. Long Term Borrowings
        --------------------
     At December 31, 2006 and 2005, long term advances from the FHLB totaled $56,331 and $60,897. Long term advances consist of fixed-rate amortizing and non-amortizing advances that will mature within one to ten years. The amortizing advances had a weighted average interest rate of 5.43%, 5.53%, and 5.56% and the non-amortizing advances had a weighted average interest rate of 3.48%, 3.39%, and 2.73% for 2006, 2005 and 2004, respectively.

     As of December 31, 2006, Long term FHLB advances mature as follows:

    (Dollars in thousands)
    2007                                $   5,946
    2008                                   23,816
    2009                                   14,070
    2010                                    5,073
    2011                                    5,077
    Thereafter                              2,349
                                            -----
                                         $ 56,331
                                         ========

NOTE G - OTHER NON-INTEREST EXPENSE

     The components of other non-interest expense are detailed as follows:

    (Dollars in thousands)                      2006       2005        2004
                                                ----       ----        ----

    Telephone, postage, and supplies         $ 1,190     $ 1,004     $ 1,084
    Marketing and corporate communications     1,000       1,094       1,168
    Loan and deposit supplies                    504         569         629
    Director costs                               290         285         259
    Travel and mileage                           291         289         367
    Dues and subscription                        151         110         106
    Wealth Management processing                 317         300         271
    General expenses                             585         834         589
    Other                                        473         567         559
                                                 ---         ---         ---

                                             $ 4,801     $ 5,052     $ 5,032
                                             =======     =======     =======

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE H - INCOME TAXES

    The  components of income tax expense are detailed as follows:
(Dollars in thousands)                                                  2006      2005        2004
                                                                        ----      ----        ----

    Current expense                                                  $  2,938   $ 2,401    $ 2,161
    Deferred expense (benefit)                                            (52)     (501)       269
                                                                          ---      ----        ---
     Total tax expense                                               $  2,886   $ 1,900    $ 2,430
                                                                     ========   =======    =======

    The income tax provision reconciled to the statutory federal rate follows:

                                                                        2006      2005        2004
                                                                        ----      ----        ----

     Statutory rate                                                     34.0%     34.0%      34.0%
     Increase (decrease) in tax rate from
        Tax-exempt loan and investment income                            (3.7)     (4.9)      (4.6)
        Tax credits                                                      (2.6)     (3.2)      (2.9)
        Other, net                                                        0.5      (3.3)       1.8
                                                                          ---      ----        ---

     Applicable income tax rate                                         28.2%     22.6%      28.3%
                                                                        =====     =====      =====


    The net deferred tax asset consists of the following:

     (Dollars in thousands)                                             2006       2005
                                                                        ----       ----

     Allowance for possible loan losses                              $  2,783   $ 2,889
     Unrealized losses on investment securities available-for-sale        759       992
     Prepaid expenses                                                    (177)     (178)
     Accrued pension and deferred compensation                            199       231
     Depreciation                                                         775       669
     Bond accretion                                                       (69)        3
     Allowance for unfunded loans
        and unused lines of credit                                        188         -
     Other                                                                (11)       22
                                                                          ---        --

            Total net deferred tax asset                             $  4,447   $ 4,628
                                                                     ========   =======

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE I - ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

     At December 31, 2006, the Corporation had one restricted stock based compensation plan, pursuant to which, shares of the Corporation's common stock could be issued. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the year ended, December 31, 2006, the Corporation granted 1 thousand shares valued at $21.85 per share. This award was fully vested as of December 31, 2006.

     The  Corporation's  ability  to issue  stock  options  under the 1995 Stock
     Option Plan has expired. Outstanding stock options, however, remain in effect according to their terms. Aggregated information regarding the Corporation's Stock Option Plan as of December 31, 2006 is presented below.

 (dollars in thousands, except per share data):

                                      Weighted-   Weighted-Average
                                       Average        Remaining      Aggregate
                                      Exercise       Contractual     Intrinsic
     Options                 Shares     Price       Term (years)       Value
     -------                 ------     -----       ------------       -----
Outstanding at
 January 1, 2006            382,649    $14.57             -          $1,752,532
Substitute options issued         -         -             -              -
Granted                           -         -             -              -
Exercised                   80,260)     13.38             -              -
Forfeited                   (7,534)     17.99             -              -
Expired                           -         -             -              -
Outstanding at
 December 31, 2006          294,855    $14.80          3.42          $1,828,101
Exercisable at
 December 31, 2006          294,855    $14.80          3.42          $1,828,101

          There were no options granted during the year ended December 31, 2006. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years ended December 31, 2006 was $1.8 million. As of January 1, 2006 there were no unvested options under the one Corporation's Stock Option Plan.

          Cash received from option exercise under the Stock Option Plan for the twelve months ended December 31, 2006 was $1.1 million. The actual tax benefit realized for the tax deductions from option exercise under the Plan for the twelve months ended December 31, 2006 was $69 thousand. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. The impact of the tax benefit realized is included in other liabilities in operating activities on the Corporation's consolidated statements of cash flows.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE J - EARNINGS PER SHARE


     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                   For the Year Ended December 31, 2006
                                                   ------------------------------------
                                                     Income      Shares        Per-Share
                                                  (Numerator)  (Denominator)    Amount
                                                  -----------  -------------    ------
    Basic EPS:
    Net income available to common stockholders   $7,334,945    5,160,340      $ 1.42
    Effect of Dilutive Securities
    Add options to purchase common stock                   -       88,860       (0.02)
                                                  ----------       ------       -----
    Diluted EPS:                                  $7,334,945    5,249,200      $ 1.40
                                                  ==========    =========      ======

     No anti-dilutive shares have been excluded in the computation of 2006 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2006 was $20.96

                                                   For the Year Ended December 31, 2005
                                                   ------------------------------------
                                                     Income      Shares        Per-Share
                                                  (Numerator)  (Denominator)    Amount
                                                  -----------  -------------    ------
    Basic EPS:                                    $6,510,718    5,104,745      $ 1.28
    Net income available to common stockholders
    Effect of Dilutive Securities
    Add options to purchase common stock                   -      135,752       (0.04)
                                                  ----------      -------       -----
    Diluted EPS:                                  $6,510,718    5,240,497      $ 1.24
                                                  ==========    =========      ======


     No anti-dilutive shares have been excluded in the computation of 2005 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2005 was $19.15

                                                   For the Year Ended December 31, 2004
                                                   ------------------------------------
                                                     Income      Shares        Per-Share
                                                  (Numerator)  (Denominator)    Amount
                                                  -----------  -------------    ------
    Basic EPS:
    Net income available to common stockholders   $ 6,160,648   4,980,584      $ 1.24
    Effect of Dilutive Securities
    Add options to purchase common stock                    -     194,342       (0.05)
                                                  -----------     -------       -----
    Diluted EPS:                                  $ 6,160,648   5,174,926      $ 1.19
                                                  ===========   =========      ======

     No anti-dilutive shares have been excluded in the computation of 2004 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2004 was $24.75

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE K - REGULATORY MATTERS

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon deposit levels and other factors. The average amount of those reserve balances was $1.5 million for the years ended December 31, 2006 and 2005.

     Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The Bank, without the prior approval of regulators, can declare dividends to the Corporation totaling approximately $7.0 million plus additional amounts equal to the net earnings of the Bank for the period from January 1, 2007, through the date of declaration of such a dividend, less dividends previously paid subject to the further limitations that dividends may be paid only to the extent the retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as defined by Federal law).

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and Tier I Capital to average quarterly assets (Total Risk Based Capital ratio, Tier I Capital ratio, and Leverage ratio, respectively). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which it is subject, as of December 31, 2006.

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


     The Corporation's and Bank's actual capital amounts and ratios are presented below:

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                    For Capital         Prompt Corrective
    (Dollars in thousands)                      Actual           Adequacy Purposes      Action Provisions
                                                ------           -----------------      -----------------
                                          Amount      Ratio     Amount       Ratio      Amount       Ratio
                                          ------      -----     ------       -----      ------       -----

    As of December 31, 2006:
       Leverage Ratio

       Corporation                       $  80,266     9.34%   $  34,380     >4.00%       N/A         N/A
       Bank                              $  73,356     8.58%   $  34,204     >4.00%   $  42,755      >5.00%

       Tier I Capital Ratio

       Corporation                       $  80,266    11.26%   $  28,504     >4.00%       N/A         N/A
       Bank                              $  73,356    10.31%   $  28,469     >4.00%   $  42,704      >6.00%

       Total Risk Based Capital Ratio

       Corporation                       $  89,004    12.49%   $  57,010     >8.00%       N/A         N/A
       Bank                              $  82,094    11.53%   $  56,939     >8.00%   $  71,173     >10.00%

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE K - REGULATORY MATTERS  continued

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                  For Capital           Prompt Corrective
    (Dollars in thousands)                      Actual         Adequacy Purposes        Action Provisions
                                                ------         -----------------        -----------------
                                          Amount      Ratio     Amount       Ratio      Amount       Ratio
                                          ------      -----     ------       -----      ------       -----

    As of December 31, 2005:
       Leverage Ratio

       Corporation                       $  75,373     8.80%   $  34,248     >4.00%   $  42,810       N/A
       Bank                              $  69,325     8.14%   $  34,086     >4.00%   $  42,607     >5.00%

       Tier I Capital Ratio

       Corporation                       $  75,373    10.94%   $  27,546     >4.00%   $  41,319       N/A
       Bank                              $  69,325    10.08%   $  27,512     >4.00%   $  41,269     >6.00%

       Total Risk Based Capital Ratio

       Corporation                       $  83,922    12.19%   $  55,092     >8.00%   $  68,865       N/A
       Bank                              $  77,891    11.32%   $  55,025     >8.00%   $  68,781    >10.00%


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair values have been estimated using data which Management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimated fair value of cash and cash equivalents, deposits with no stated maturities, repurchase agreements and the fair value of commitments to extend credit, is estimated based upon the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letter of credit.. Quoted market prices were used to determine the estimated fair value of investment securities held-to-maturity and available-for-sale. Fair values of net loans and deposits with stated maturities were calculated using estimated discounted cash flows based on the year-end offering rate for instruments with similar characteristics and maturities.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

    The estimated fair values and carrying amounts are summarized as follows:

                                                             2006                        2005
                                                             ----                        ----
    (Dollars in thousands)                         Estimated     Carrying       Estimated    Carrying
                                                   Fair Value     Amount        Fair Value    Amount
                                                   ----------     ------        ----------    ------

    Financial Assets
        Cash and cash equivalents                  $   72,341   $   72,341      $   68,943   $   68,943
        Investment securities held-to-maturity              5            5              10           10
        Investment securities available-for-sale       88,709       88,709          97,078       97,078
        Net loans                                     672,557      694,343         630,292      664,276

    Financial Liabilities
        Deposits with no stated maturities            426,891      495,740         508,963      508,963
        Deposits with stated maturities               228,929      222,139         174,791      187,134
        FHLB advances and other borrowings             55,254       61,596          53,528       68,900
          Subordinated debt                            15,465       15,465          15,465       15,465

    Off-Balance-Sheet Investments
        Commitments for extended credit
             and outstanding letters of credit     $  266,498   $  266,498      $  262,425   $  262,425

NOTE M SUBORDINATED DEBT AND GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES

     In 2003, Trust II issued $10.0 million (net proceeds of $9.79 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through First Chester County Capital Trust II, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in subordinated debentures of the Corporation. These subordinated debentures will be redeemed in the year 2033. The debentures and securities will each be callable by the Corporation or Trust II, as applicable, at their option after five years of the date of issuance. At December 31, 2006, the rate paid on these subordinated debentures, based on three-month London Inter-bank offering rate ("LIBOR") plus 295 basis points, was 8.32%.

     In 2002, Trust I issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust I, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These subordinated debentures will be redeemed in the year 2032. The debentures and securities will each be callable by the Corporation or Trust I, as applicable, at their option after five years of the date of issuance. At December 31, 2006, the rate paid on these subordinated debentures, based on three-month LIBOR plus 365 basis points, was 9.02%.

     For 2006, 2005, and 2004, interest expense for Trust I & II was $1.3 million $1.0 million, and $728 thousand, respectively, with an average interest rate of 8.43%, 6.56%, and 4.71%, respectively.

     Management has determined that Trust I and Trust II (Trust I and Trust II, collectively, the "Trusts") each qualify as variable interest entities under FASB Interpretation 46 ("FIN 46"). Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I and Trust II holds, as its sole asset, subordinated debentures issued by the Corporation. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) required the Corporation to deconsolidate the Trusts. Accordingly, the Corporation deconsolidated the Trusts at the end of the first quarter of 2004. In March 2005, the Federal Reserve Board adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE M SUBORDINATED DEBT AND GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S SUBORDINATED DEBENTURES continued

     elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to restriction. Based on the final rule, the Corporation expects to include all of its $15.5 million in trust preferred securities in Tier I Capital.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

     Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The contract amounts are as follows:

(Dollars in thousands)                                        2006        2005
                                                              ----        ----
 Financial instruments whose contract amounts represent
   credit risk
       Commitments to extend credit                        $ 253,870   $ 250,152
       Standby letters of credit and financial guarantees
          written                                             12,628      12,273

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

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2006 and 2005, varies up to 100%. Standby letters of credit are collateralized within Management policies. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE O - EMPLOYEE BENEFIT PLANS

     1. Qualified
        ---------
     The Corporation has a qualified deferred salary savings 401(k) plan (the "401(k) Plan") under which the Corporation contributes $0.75 for each $1.00 that an employee contributes, up to the first 5% of the employee's salary. The Corporation's contribution expense was $340 thousand, $324 thousand and $390 thousand in 2006, 2005, and 2004, respectively. The Corporation also has a qualified defined contribution pension plan (the "QDCP Plan"). Under the QDCP Plan, the Corporation makes annual contributions into the 401(k) Plan on behalf of each eligible participant in an amount equal to 3% of salary up to $30,000 in salary plus 6% of salary in excess of $30 thousand up to $200 thousand. Contribution expense in 2006, 2005 and 2004 under the QDCP Plan was $343 thousand, $406 thousand and $391 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

     2. Non-Qualified
        -------------

     The Corporation makes annual contributions to a non-qualified defined contribution Plan (the "NQDCP Plan") equal to 3% of the participant's salary. Contribution expense for 2006, 2005 and 2004 under the NQDCP Plan was $72 thousand, $70 thousand and $58 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to the approval of the Board of Directors.

NOTE P COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments are as follow:

               (Dollars in thousands)

               2007     $  498
               2008        510
               2009        515
               2010        541
               2011        554
         Thereafter      1,796
                         -----
                        $4,414

     The corporation leases one of its banking facilities from a director for which it paid $182 thousand during the year ended December 31, 2006.

     The Corporation has agreements with several of the Corporation's officers that provide for severance payments upon termination of employment under certain circumstances or a change of control as defined.

     The Corporation is involved in certain litigation arising in the ordinary course of business. In the opinion of Management, the outcome of this litigation will not have a significant effect on the accompanying financial statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

     Condensed financial information for First Chester County Corporation (Parent Company only) follows:

                            CONDENSED BALANCE SHEETS

    (Dollars in thousands)                                               December 31
                                                                         -----------
                                                                       2006        2005
                                                                       ----        ----

    ASSETS
        Cash and cash equivalents                                   $  1,001   $    487
        Investment securities available for sale, at market value      3,730      3,313
        Investment in subsidiaries, at equity                         72,516     68,851
        Intercompany loan                                              1,250      1,322
        Other assets                                                     726        681
                                                                         ---        ---

           Total assets                                             $ 79,223   $ 74,654
                                                                    ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
        Subordinated debt                                           $ 15,465   $ 15,465
        Other liabilities                                                496        512
        Stockholders' equity                                          63,262     58,677
                                                                      ------     ------

           Total liabilities and stockholders' equity               $ 79,223   $ 74,654
                                                                    ========   ========

                         CONDENSED STATEMENTS OF INCOME

    (Dollars in thousands)                                                Year ended December 31
                                                                          ----------------------
                                                                       2006        2005      2004
                                                                       ----        ----      ----

    INCOME
        Dividends from investment securities                        $    166   $    158    $    42
        Other income                                                     195        276        270
                                                                         ---        ---        ---

           Total income                                                  361        434        312
                                                                         ---        ---        ---
    EXPENSES
        Other expenses                                                 1,636      1,385      1,026
                                                                       -----      -----      -----
           Total expenses                                              1,636      1,385      1,026
                                                                       -----      -----      -----

           Income before income taxes                                 (1,275)      (951)      (714)
                                                                      ------       ----       ----

    INCOME TAX (BENEFIT)                                                (434)      (323)      (243)
                                                                        ----       ----       ----

           Income before equity in undistributed
                income of subsidiaries                                  (841)      (628)      (471)
                                                                        ----       ----       ----

    EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES                                                   8,176      7,139      6,632
                                                                       -----      -----      -----

           NET INCOME                                               $  7,335   $  6,511   $  6,161
                                                                    ========   ========   ========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Year ended December 31
                                                                              ----------------------
    (Dollars in thousands)                                                 2006       2005        2004
                                                                           ----       ----        ----

    OPERATING ACTIVITIES
        Net income                                                       $ 7,335    $ 6,511    $  6,161
        Adjustments to reconcile net income to net cash
               provided by (used in) operating activities
           Equity in undistributed income of subsidiary                   (4,058)    (3,062)     (6,857)
            (Increase) decrease in other assets                              135        (14)        639
           Increase (decrease) in other liabilities                         (250)       258        (592)
                                                                            ----        ---        ----

                  Net cash provided by (used in) operating activities      3,162      3,693        (649)
                                                                           -----      -----        ----

    INVESTING ACTIVITIES
        Proceeds from sales and maturities of investment securities            -          -        (100)
        Purchases of investment securities available for sale                 (8)    (3,230)          -
                                                                              --     ------        ----

        Net cash used in investing activities                                 (8)    (3,230)       (100)
                                                                              --     ------        ----

    FINANCING ACTIVITIES
        Dividends paid                                                    (2,786)    (2,665)     (2,529)
                                                                          ------     ------      ------
        Treasury stock Transactions                                          146      1,280         404
                                                                             ---      -----         ---

                  Net cash used in financing activities                   (2,640)    (1,385)     (2,125)
                                                                          ------     ------      ------

    NET INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                     514       (922)     (2,874)

    Cash and cash equivalents at beginning of year                           487      1,409       4,283
                                                                             ---      -----       -----

    Cash and cash equivalents at end of year                             $ 1,001    $   487    $  1,409
                                                                         =======    =======    ========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly results of operations is as follows:

              2006
              ----

    (Dollars in thousands, except per share)   December 31   September 30    June 30   March 31
                                               -----------   ------------    -------   --------

    Interest income                               13,405        13,473      13,064     12,259
    Interest expense                               5,589         5,422       4,891      4,135
                                                   -----         -----       -----      -----
    Net interest income                            7,816         8,051       8,173      8,124

    Provision for loan losses                          -             -           -          3
    Investment securities gains (loss), net            1             -           -        (80)
    Income before income taxes                     2,066         2,678       2,914      2,563
    Net income                                     1,552         1,856       2,081      1,846

       Per share
       Net income (Basic)                           0.30          0.36        0.40       0.36
       Net Income (Diluted)                         0.29          0.35        0.40       0.35
       Dividends declared                          0.135         0.135       0.135      0.135

              2005

    (Dollars in thousands, except per share)

    Interest income                               12,102        11,592      10,726     10,184
    Interest expense                               4,157         3,756       3,099      2,567
                                                   -----         -----       -----      -----
    Net interest income                            7,945         7,836       7,627      7,617
    Provision for loan losses                         60           311         504        507
    Investment securities gains (loss), net           --            (2)         (8)        67
    Income before income taxes                     3,085         2,397       1,501      1,428
    Net income                                     2,578         1,843       1,072      1,018

    Per share
       Net income (Basic)                           0.50          0.36        0.21       0.20
       Net Income (Diluted)                         0.49          0.35        0.21       0.19
       Dividends declared                          0.135         0.130       0.130      0.128

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders First Chester County Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Chester County Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Chester County Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that First Chester County Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Chester County Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Chester County Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 9, 2007

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Corporation's principal executive and principal financial officers and implemented by management and other personnel, subject to the oversight of the Corporation's Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management's Assessment

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006. In making this assessment,
management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring
Organizations  of  the  Treadway   Commission  in  Internal   Control-Integrated
Framework.

Based upon this assessment, management believes that, as of December 31, 2006, the Corporation's internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

The Corporation's independent auditors have issued an attestation report on our assessment of the Corporation's internal control over financial reporting. This report appears on page 69 of this annual report.


March 9, 2007

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------  ----------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.

Item 9A. Controls and Procedures
-------- -----------------------

     Appearing as Exhibits 31.1, 31.2, and 31.3 (the "302 Certifications") to this Annual Report are three certifications, one by each of the Corporation's Chairman and Chief Executive Officer ("CEO"), President, and Treasurer and Chief Financial Officer ("CFO") (the Corporation's principal executive, operating, and accounting and financial officer, and, collectively, the "Principal Officers"). This Item 9A contains information concerning the evaluation of the Corporation's disclosure controls and procedures and matters regarding its internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented in the 302 Certifications.

Discussion of Disclosure Controls and Procedures

     The SEC requires that as of the end of the period covered by this Annual Report on Form 10-K, the Corporation's CEO and CFO/Treasurer evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Corporation's disclosure controls and procedures in this Annual Report.

     "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. The Corporation's disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to Management, including the Principal Officers, as appropriate to allow timely decisions regarding required disclosure.

     Management, including the Principal Officers, conducted an evaluation, as of the end of the period covered by this Report, of the effectiveness of the Corporation's disclosure controls and procedures. Based upon their evaluation of the disclosure controls and procedures, the Principal Officers have concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2006 at the reasonable assurance level, to ensure that the information relating to the Corporation and its consolidated subsidiaries that is required to be disclosed in the reports filed by the Corporation with the SEC under the Exchange Act is made known to Management, including the Principal Officers, on a timely basis.

Discussion of Internal Control Over Financial Reporting

     During the quarter ended December 31, 2006, there were no changes to the Corporation's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting

     Management's report on internal control over financial reporting set forth on page 70 of this Report is incorporated in this Item by reference.


Item 9B. Other Information
-------- -----------------

     None.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


                                    PART III
                                    --------

Item 10. Directors, Executive Officers and Corporate Governance.
-------- -------------------------------------------------------

     The information called for by this Item is incorporated herein by reference
to  the   Corporation's   Proxy   Statement  for  its  2007  Annual  Meeting  of
Shareholders.

Item 11. Executive Compensation.
-------- -----------------------

           The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

     The information called for in Item 201(d) of Regulation S-K is set forth below. The other information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2007 Annual Meeting of Shareholders.



                    Equity Compensation Plan Information Form

                                                                                                       Number of
                                                                                                       securities
                                                                                                       remaining
                                                              Number of securities   Weighted-average  available for
                                                              to be issued upon      exercise price    future
                                                              exercise of            of outstanding    issuance unde
                                                              outstanding options,   options,          equity
                                                              warrants and           warrants and      compensation
                                                              rights*                rights*           plans**
                                                              ---------------------  ----------------  ----------------

Equity compensation plans approved by security holders             294,855***             $14.80           149,000
Equity compensation plans not approved by security holders             --                   --               --
Total                                                              294,855***             $14.80           149,000

* The  securities  referred to in these columns are shares of the  Corporation's
Common  Stock  issuable  upon  exercise  of  options  issued   pursuant  to  the
Corporation's 1995 Stock Option Plan.

** The securities referred to in this column are shares of the Corporation's Common Stock which may be awarded pursuant to the Company's 2005 Restricted Stock Plan.

*** Number of options issued and outstanding that were exercisable as December 31, 2006.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
---------  ---------------------------------------------------------------------
Independence.
-------------

     The information called for by this item is incorporated herein by reference
to  the   Corporation's   Proxy   Statement  for  its  2007  Annual  Meeting  of
Shareholders.

Item 14. Principal Accountant Fees and Services
-------- --------------------------------------

     The information called for by this Item is incorporated herein by reference
to  the   Corporation's   Proxy   Statement  for  its  2007  Annual  Meeting  of
Shareholders.

                                    PART IV
                                    -------

Item 15. Exhibits, Financial Statements and Schedules.
-------- ---------------------------------------------

1. Financial Statements
   --------------------
     The Consolidated Financial Statements, for the years ending December 31, 2006 and 2005, together with the report thereon of Grant Thornton LLP dated March 9, 2007, are filed as part of this Report under Item 8.

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

     3(ii). By-Laws of the Corporation, as amended. Copy of the Corporation's ByLaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

     10. Material contracts.

          (a) Employment Agreement among the Corporation, the Bank and John A. Featherman, III, dated as of November 13, 2003 is incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

          (b) Employment Agreement among the Corporation, the Bank and Kevin C. Quinn, dated as of November 13, 2003 is incorporated herein by reference to
     Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

* (c) Compensatory Arrangements of Executive Officers and Directors for 2007. (CP)

          (d) The Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 7, 2003 (SEC File No. 333-107739) is incorporated herein by reference.

          (e) The Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 12, 1997 (SEC File No. 333-33411) is incorporated herein by reference. (CP)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


* (f) The Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 2005. (CP)

          (g) The Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

          (h) Form of Stock Option Agreement (Directors) is incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

          (i) Form of Stock Option Agreement (Executive Officers) is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

          (j) 2005 Restricted Stock Plan, is incorporated herein by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005.
     (CP)

* (k) Form of Restricted Stock Award Agreement used for grants of restricted stock on March 8, 2007, pursuant to the Incentive Plan filed herewith as Exhibit 10(w).

          (l) Letter of Employment to Deborah Pierce, is incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (CP)

          (m) Change of Control Agreement between the Bank and Deborah Pierce dated February 18, 2005, is incorporated herein by reference to Exhibit
     10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (CP)

          (n) Letter of Employment to Susan Bergen-Painter, is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

          (o) Change of Control Agreement between the Bank and Susan Bergen-Painter dated April 25, 2005, is incorporated herein by reference to
     Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

          (p) Letter of Employment to Karen Walter, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

          (q) Change of Control Agreement between the Bank and Karen Walter dated May 6, 2005, is incorporated herein by reference to Exhibit 10.4 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

          (r) Letter of Employment to John Balzarini, is incorporated herein by reference to Exhibit 10.5 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

          (s) Change of Control Agreement between the Bank and John Balzarini dated June 3, 2005, is incorporated herein by reference to Exhibit 10.6 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

          (t) Change of Control Agreement between the Bank and Linda Hicks dated May 23, 2005, is incorporated herein by reference to Exhibit 10.7 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

          (u) Change of Control Agreement between the Bank and Michelle Venema dated June 10, 2005, is incorporated herein by reference to Exhibit 10.8 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


          (v) Change of Control Agreement between the Bank and Anthony Poluch dated May 25, 2005, is incorporated herein by reference to Exhibit 10.9 to the Corporation's Quarterly Report to Form 10-Q for the quarter ended June 30, 2005. (CP)

* (w) Executive Annual Incentive Plan, effective January 1, 2006, as amended December 18, 2006 (the "Incentive Plan") with 2006 Exhibits. (CP) Portions of the 2006 Exhibits have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*         (x)  Incentive  Plan with 2007  Exhibits.  (CP)  Portions  of the 2007
     Exhibits have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

          (y) Agreement for the Sale of Real Estate dated as of May 10, 2006 between First National Bank of Chester County and TD Banknorth, N.A., is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

*         (z) Letter of  Employment to Clay T. Henry,  dated  September 6, 2006.
     (CP)

* (aa) Supplemental Letter of Employment to Clay T. Henry, dated September 5, 2006. (CP)

* (bb) Separation Benefits Agreement, dated as of October 2, 2006, by and between the Bank and Clay T. Henry. (CP)

* (cc) Restricted Stock Award Agreement for Clay T. Henry, dated as of October 2, 2006. (CP)

* (dd) Employment Transition Agreement and General Release by and between the Bank and Linda Hicks, dated October 18, 2006. (CP)

* (ee) Separation Benefits Agreement, dated as October 18, 2006, by and between the Bank and Linda Hicks. (CP)

*         14. Code of Conduct (Ethics).

          * 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, was incorporated in 1996 in the State of Pennsylvania. Turks Head II, LLC was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, doing business as First National Financial Advisory Services (formerly, First National Wealth Advisory Services), a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust I was formed on July 11, 2002. First Chester County Capital Trust II was formed on November 13, 2003.

*         23.  Consent of Grant  Thornton  LLP, dated March 9, 2007.
*         31.1 Certification of Chief Executive Officer.
*         31.2 Certification of President.
*         31.3 Certification of Treasurer and Chief Financial Officer.

*         32.1 Certification of Chief Executive Officer.
*         32.2 Certification of President.
*         32.3 Certification of Treasurer and Chief Financial Officer.

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

                                                FIRST CHESTER COUNTY CORPORATION



                                             By:     /s/ John A. Featherman, III
                                                     ---------------------------
                                                     John A. Featherman, III,
                                                     Chief Executive Officer and
                                                     Chairman of the Board

Date: March 15, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of March 15, 2007.

         Signature                         Title
         ---------                         -----

/s/ John A. Featherman, III         Chief Executive Officer and
--------------------------------    Chairman of the Board
John A. Featherman, III


/s/ John Balzarini                  Treasurer and Chief Financial Officer
--------------------------------    (Principal Accounting and Financial Officer)
John Balzarini




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

/s/ Edward A. Leo                                                     Director
----------------------------------
Edward A. Leo

/s/ David L. Peirce                                                   Director
----------------------------------
David L. Peirce

/s/ John B. Waldron                                                   Director
----------------------------------
John B. Waldron

/s/ Kevin C. Quinn                                                    Director
----------------------------------
Kevin C. Quinn

/s/ Brian K. Campbell                                                 Director
----------------------------------
Brian K. Campbell

/s/ Matthew S. Naylor                                                 Director
----------------------------------
Matthew S. Naylor

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

     3(ii). By-Laws of the Corporation, as amended. Copy of the Corporation's ByLaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

     10. Material contracts.

     (a) Employment Agreement among the Corporation, the Bank and John A. Featherman, III, dated as of November 13, 2003 is incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (b) Employment Agreement among the Corporation, the Bank and Kevin C. Quinn, dated as of November 13, 2003 is incorporated herein by reference to
Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

*    (c) Compensatory Arrangements of Executive Officers and Directors for 2007.
(CP)

     (d) The Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation's registration statement on Form S-3 filed August 7, 2003 (SEC File No. 333-107739) is incorporated herein by reference.

     (e) The Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation's registration statement on Form S-8 filed August 12, 1997 (SEC File No. 333-33411) is incorporated herein by reference. (CP)

* (f) The Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective January 1, 2005. (CP)

     (g) The Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

     (h) Form of Stock Option Agreement (Directors) is incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (i) Form of Stock Option Agreement (Executive Officers) is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

     (j) 2005 Restricted Stock Plan, is incorporated herein by reference to Appendix A to the Corporation's 2005 Proxy Statement filed March 17, 2005. (CP)

* (k) Form of Restricted Stock Award Agreement used for grants of restricted stock on March 8, 2007, pursuant to the Incentive Plan filed herewith as Exhibit 10(w).

     (l) Letter of Employment to Deborah Pierce, is incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (CP)

     (m) Change of Control Agreement between the Bank and Deborah Pierce dated February 18, 2005, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (CP)

     (n) Letter of Employment to Susan Bergen-Painter, is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


     (o) Change of Control Agreement between the Bank and Susan Bergen-Painter dated April 25, 2005, is incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(CP)

     (p) Letter of Employment to Karen Walter, is incorporated herein by reference to Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

     (q) Change of Control Agreement between the Bank and Karen Walter dated May 6, 2005, is incorporated herein by reference to Exhibit 10.4 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(CP)

     (r) Letter of Employment to John Balzarini, is incorporated herein by reference to Exhibit 10.5 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

     (s) Change of Control Agreement between the Bank and John Balzarini dated June 3, 2005, is incorporated herein by reference to Exhibit 10.6 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(CP)

     (t) Change of Control Agreement between the Bank and Linda Hicks dated May 23, 2005, is incorporated herein by reference to Exhibit 10.7 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(CP)

     (u) Change of Control Agreement between the Bank and Michelle Venema dated June 10, 2005, is incorporated herein by reference to Exhibit 10.8 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(CP)

     (v) Change of Control Agreement between the Bank and Anthony Poluch dated May 25, 2005, is incorporated herein by reference to Exhibit 10.9 to the Corporation's Quarterly Report to Form 10-Q for the quarter ended June 30, 2005.
(CP)

* (w) Executive Annual Incentive Plan, effective January 1, 2006, as amended December 18, 2006 (the "Incentive Plan") with 2006 Exhibits. (CP) Portions of the 2006 Exhibits have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

* (x) Incentive Plan with 2007 Exhibits. (CP) Portions of the 2007 Exhibits have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

     (y) Agreement for the Sale of Real Estate dated as of May 10, 2006 between First National Bank of Chester County and TD Banknorth, N.A., is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

*    (z) Letter of Employment to Clay T. Henry, dated September 6, 2006. (CP)

* (aa) Supplemental Letter of Employment to Clay T. Henry, dated September 5, 2006. (CP)

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


* (bb) Separation Benefits Agreement, dated as of October 2, 2006, by and between the Bank and Clay T. Henry. (CP)

* (cc) Restricted Stock Award Agreement for Clay T. Henry, dated as of October 2, 2006. (CP)

* (dd) Employment Transition Agreement and General Release by and between the Bank and Linda Hicks, dated October 18, 2006. (CP)

* (ee) Separation Benefits Agreement, dated as of October 18, 2006, by and between the Bank and Linda Hicks. (CP)

*    14. Code of Conduct (Ethics).

* 21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, was incorporated in 1996 in the State of Pennsylvania. Turks Head II, LLC was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, doing business as First National Financial Advisory Services (formerly, First National Wealth Advisory Services), a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust I was formed on July 11, 2002. First Chester County Capital Trust II was formed on November 13, 2003.

*    23. Consent of Grant Thornton LLP, dated March 9, 2007.

*    31.1  Certification  of Chief Executive  Officer.
*    31.2 Certification of President.
*    31.3 Certification of Treasurer and Chief Financial Officer.

*    32.1 Certification of Chief Executive Officer.
*    32.2 Certification of President.
*    32.3 Certification of Treasurer and Chief Financial Officer.