Form 10-Q
period 2007-03-31
FIRST CHESTER COUNTY CORP
filed 2007-05-09
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, OR
                               --------------

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

The number of shares outstanding of Common Stock of the Registrant as of May 8, 2007 was 5,162,401.

                                      INDEX
                                                                            PAGE

Part I. FINANCIAL INFORMATION

   Item 1 -   Financial Statements
              Consolidated Balance Sheet
              March 31, 2007 (unaudited) and December 31, 2006                3

              Consolidated Statements of Income
              Three-Months Ended March 31, 2007 and 2006 (unaudited)          4

              Consolidated Statements of Cash Flows
              Three-Months Ended March 31, 2007 and 2006 (unaudited)          5

              Consolidated Statements of Stockholders' Equity
              Three-Months Ended March 31, 2007 and 2006 (unaudited)          6

              Notes to Consolidated Financial Statements                    7-9

   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10-22

   Item 3 -   Quantitative and Qualitative Disclosures About Market Risk     23

   Item 4 -   Controls & Procedures                                          23

Part II. OTHER INFORMATION

   Item 1 -   Legal Proceedings                                              24

   Item 1A -  Risk Factors                                                   24

   Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds    24

   Item 3 -   Defaults Upon Senior Securities                                25

   Item 4 -   Submission of Matters to a Vote of Security Holders            25

   Item 5 -   Other Information                                              25

   Item 6 -   Exhibits                                                       25

   Signatures                                                                26

   Index to Exhibits                                                         27

   Exhibits                                                               28-33

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

 (Dollars in thousands)                                              March 31,
                                                                       2007       December 31,
                                                                    (unaudited)      2006
                                                                    -----------   ------------
ASSETS
 Cash and due from banks                                             $ 24,110      $ 27,556
 Federal funds sold and other overnight investments                    74,328        44,500
 Interest bearing deposits                                                264           285
                                                                     --------      --------
     Total cash and cash equivalents                                   98,702        72,341
                                                                     --------      --------
 Investment securities held-to-maturity (fair value of $0
     at March 31, 2007 and $5 at December 31, 2006, respectively)           -             5

 Investment securities available-for-sale, at fair value               86,936        88,709

 Loans and leases                                                     701,549       694,343
 Less:  allowance for loan and lease losses                            (8,128)       (8,186)
     Net loans and leases                                            --------     ----------
                                                                      693,421       686,157
 Premises and equipment, net                                           13,572        13,988
 Other assets                                                          11,183        10,894
                                                                     --------      --------
     Total assets                                                    $903,814      $872,094
                                                                     ========      ========
LIABILITIES
 Deposits
     Non-interest-bearing                                            $124,840      $129,911
     Interest-bearing (including certificates of deposit over $100 of $56,482 and $43,825 at March 31, 2007 and
        December 31, 2006, respectively)                              623,540       594,757
                                                                     --------      --------
     Total deposits                                                   748,380       724,668

 Federal Home Loan Bank advances and other borrowings                  69,748        61,596
 Subordinated Debt                                                     15,465        15,465
 Other liabilities                                                      6,341         7,103
                                                                     --------      ---------
     Total liabilities                                               $839,934      $808,832
                                                                     --------      --------
STOCKHOLDERS' EQUITY
 Common stock, par value $1.00; authorized 10,000,000 shares;
     outstanding, 5,279,815 at March 31, 2007 and December 31, 2006     5,280         5,280
 Additional paid-in capital                                            11,102        11,939
 Retained earnings                                                     51,165        50,486
 Accumulated other comprehensive loss                                 ( 1,504)       (1,473)
 Treasury stock, at cost:  94,185 shares and 128,075 shares
       at March 31, 2007 and December 31, 2006, respectively           (2,163)       (2,970)
                                                                     --------      --------
     Total stockholders' equity                                        63,880        63,262
                                                                     --------      --------
     Total liabilities and stockholders' equity                      $903,814      $872,094
                                                                     ========      ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                Three Months Ended
                                                              March 31,
                                                          2007       2006
                                                          ----       ----
INTEREST INCOME
 Loans and leases, including fees                      $  11,904   $  10,779
 Investment securities                                     1,022       1,104
 Federal funds sold and deposits in Banks                    597         376
                                                       ---------   ---------
     Total interest income                                13,523      12,259
                                                       ---------   ---------
INTEREST EXPENSE
 Deposits                                                  4,893       3,197
 Subordinated debt                                           335         298
 Federal Home Loan Bank advances and other borrowings        595         640
                                                       ---------   ---------
     Total interest expense                                5,823       4,135
                                                       ---------   ---------
     Net interest income                                   7,700       8,124

 Provision for loan and lease losses                           -           3
                                                       ---------   ---------
     Net interest income after provision
     for loan and lease losses                             7,700       8,121
                                                       ---------   ---------
NON-INTEREST INCOME
 Wealth Management                                           887        809
 Service charges on deposit accounts                         539        453
 Investment securities gains (losses), net                     2        (80)
 Operating lease rental income                               308        268
 Gains (losses) on the sale of fixed assets                    -         10
 Gains and fees on the sale of residential mortgages          63         78
 Other                                                       556        580
                                                       ---------   ---------
     Total non-interest income                             2,355       2,118
                                                       ---------   ---------
NON-INTEREST EXPENSE
 Salaries and employee benefits                            4,700       4,387
 Occupancy, equipment and data processing                  1,354       1,351
 Depreciation expense on operating leases                    258         232
 Bank shares tax                                             160         271
 Professional services                                       514         464
 Marketing                                                   239         102
 Other                                                       906         869
                                                         -------   ---------
     Total non-interest expense                            8,131       7,676
                                                       ---------   ---------
     Income before income taxes                            1,924       2,563

INCOME TAXES                                                 548         717
                                                       ---------   ---------
NET INCOME                                             $   1,376   $   1,846
                                                       =========   =========

PER SHARE DATA
 Basic earnings per common share                       $    0.27   $    0.36
                                                       =========   =========
 Diluted earnings per common share                     $    0.26   $    0.35
                                                       =========   =========
 Dividends declared                                    $   0.135   $   0.135
                                                       =========   =========
Basic weighted average shares outstanding              5,143,502   5,154,182
                                                       =========   =========
Diluted weighted average shares outstanding            5,214,646   5,243,928
                                                       =========   =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
 (Dollars in thousands)                                                       March 31,
                                                                         2007        2006
                                                                         ----        ----

OPERATING ACTIVITIES
 Net Income                                                            $  1,376    $  1,846
 Adjustments to reconcile net income to net cash
        provided by operating activities:
 Depreciation                                                               664         600
 Provision for loan and lease losses                                          -           3
 Amortization of investment security premiums
        and accretion of discounts, net                                      47          65
 Amortization of deferred loan fees                                          (2)        (46)
 Investment securities (gains) and losses, net                               (2)         80
 (Increase) in other assets                                                (273)       (707)
 (Decrease) in other liabilities                                           (762)     (1,416)
                                                                       --------    --------
     Net cash provided by operating activities                         $  1,048    $    425
                                                                       --------    --------
INVESTING ACTIVITIES
 Net increase in loans                                                   (7,262)    (21,350)
 Proceeds from sales of investment securities available-for-sale          4,412       3,363
 Proceeds from maturities of investment securities available-for-sale     1,771       4,180
 Proceeds from maturities of investment securities held-to-maturity           5           -
 Purchases of investment securities available-for-sale                   (4,502)     (2,918)
 Purchases of premises and equipment, net of sales                         (248)        (88)
                                                                       --------    --------
     Net cash used in investing activities                             $ (5,824)   $(16,813)
                                                                       --------    --------
FINANCING ACTIVITIES
 Increase (decrease) in Federal Home Loan Bank Advances
   and other short term borrowings                                       (5,266)      2,059
 Increase in Federal Home Loan Bank borrowings                           15,000           -
 Decrease in Federal Home Loan Bank borrowings                           (1,581)        (77)
 Net increase (decrease) in deposits                                     23,712      21,893
 Cash dividends paid                                                       (697)       (692)
 Net increase (decrease) in treasury stock transactions                     (31)        161
                                                                       --------    --------
     Net cash provided by financing activities                           31,137      23,344
                                                                       --------    --------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                           26,361       6,956

Cash and cash equivalents at beginning of period                         72,341      68,943
                                                                       --------    --------
Cash and cash equivalents at end of period                             $ 98,702    $ 75,899
                                                                       ========    ========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                 Accumulated
Total                                                     Additional                Other
                                        Common Stock      Paid-in    Retained  Comprehensive  Treasury  Stockholders'  Comprehensive
(Dollars in thousands)               Shares   Par Value   Capital    Earnings  Income/(loss)    Stock     Equity          Income
                                   ---------  ---------  ----------  --------  -------------  --------  -------------  -------------
Balance Decemeber 31, 2005         5,279,815   $5,280     $12,441     $46,503    $(1,929)      (3,618)    $58,677
Cumulative effect under
SAB No. 108 adjustments                                                  (565)                               (565)


Balance January 1, 2006            5,279,815   $5,280     $12,441     $45,938    $(1,929)      (3,618)    $58,112

 Net income                                -        -           -       1,846          -            -       1,846         $1,846
 Cash dividends declared                   -        -           -        (692)         -            -        (692)             -
 Other comprehensive income
 Net unrealized gains (losses )on
  investment securities
  available-for-sale                       -        -          -            -       (189)           -        (189)          (189)
 Treasury stock transactions               -        -        (111)          -          -          272         161              -
                                   ---------   ------     -------     -------    --------     -------     -------   -     ------
 Total Comprehensive Income                                                                                               $1,657
                                                                                                                          ======

Balance March 31, 2006             5,279,815   $5,280     $12,330     $47,092    $(2,118)     $(3,346)    $59,238
                                   =========   ======     =======     =======    ========     ========    =======


Balance January 1, 2007            5,279,815   $5,280     $11,939     $50,486    $(1,473)     $(2,970)    $63,262

 Net income                                -        -         -         1,376          -            -       1,376         $1,376
 Cash dividends declared                   -        -         -          (697)         -            -        (697)
 Other Comprehensive Income
  Net unrealized gains (losses)
  on investment securities
  available-for-sale                       -        -         -             -        (31)           -         (31)           (31)
 Treasury stock transactions               -        -      (837)            -          -          807         (30)             -
                                           -        -         -             -          -            -           -              -
                                   ---------   ------     -------     -------    --------     -------     -------         ------
 Total Comprehensive Income                                                                                               $1,345
                                                                                                                          ======
Balance March 31, 2007             5,279,815   $5,280     $11,102     $51,165    $(1,504)     $(2,163)    $63,880
                                   =========   ======     =======     =======    ========     ========    =======

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION
   ---------------------

     The  foregoing  unaudited  financial   statements  have  been  prepared  in
     accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (our "2006 Annual Report").

     The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2006 Annual Report.


2. EARNINGS PER SHARE
   ------------------

Three Months ended March 31, 2007
---------------------------------

                                                 Income
                                               (thousands)     Shares      Per Share
                                               (numerator)  (denominator)    Amount
                                               -----------  -------------    ------

Basic earnings per share
 Net income available to common stockholders   $   1,376      5,143,502      $ 0.27
Effect of Dilutive Securities
 Options to purchase common stock                     --         71,144        (.01)
                                               -----------  -------------  --------
Diluted earnings per share
 Net income available to common stockholders   $   1,376      5,214,646      $ 0.26
                                               ===========  =============  ========

14,238 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.


Three Months ended March 31, 2006
---------------------------------

                                                 Income        Shares      Per Share
                                               (numerator)  (denominator)    Amount
                                               -----------  -------------    ------

Basic earnings per share
 Net income available to common stockholders   $   1,846      5,154,182      $ 0.36
Effect of Dilutive Securities
 Options to purchase common stock                     --         89,746        (.01)
Diluted earnings per share                     ---------      ---------      ------
 Net income available to common stockholders   $   1,846      5,243,928      $ 0.35
                                               =========      =========      ======

17,754 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

3. COMPREHENSIVE INCOME

Components of comprehensive income are presented in the following chart:

                                          Three Months Ended
                                               March 31,
                                           2007       2006
                                         --------   --------
Unrealized losses on securities:
   Unrealized losses arising in period   $  (49)     $ (206)
   Reclassification adjustment                2         (80)
                                            ---         ---
   Net unrealized losses                    (47)       (286)
                                            ---        ----
Other comprehensive income before taxes     (47)       (286)
Income tax benefit (expense)                 16          97
                                            ---         ---
Other comprehensive loss                    (31)       (189)
Net income                                1,376       1,846
                                          -----       -----
Total Comprehensive income               $1,345      $1,657
                                         ======      ======

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, FASB issued Statement No.157 ("SFAS 157"), "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, FASB issued Statement No.158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Corporation adopted SFAS 158 as of December 31, 2006, but because the Corporation does not have a defined benefit plan, the adoption of SFAS 158 did not have an effect on our consolidated financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years ending after December 15, 2006. The Corporation adopted FIN 48 as of January 1, 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements.

     In March 2006, FASB issued SFAS No. 156 ("SFAS 156"), "Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities." This statement amends SFAS No. 140 and requires an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Corporation adopted SFAS 156 effective January 1, 2006. The adoption of this statement did not have a material impact on our consolidated financial statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

     In February 2006, the FASB issued SFAS No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

5. RECLASSIFICATIONS

     Certain 2006 numbers have been reclassified to conform with the 2007 presentation. These reclassifications have no impact on net income or earnings per share.

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

In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and that these risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management. Information about the primary risks and uncertainties that could cause the Corporation's actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (our "2006 Annual Report"). Material changes to such "risk factors" may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2006 Annual Report.

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

EARNINGS AND DIVIDEND SUMMARY

Net income for the three months ended March 31, 2007 was $1.38 million, a decrease of $470 thousand or 25.5% from $1.85 million for the same period in 2006. Basic earnings per share for the three months ended March 31, 2007 and 2006 were $0.27 and $0.36 respectively. Cash dividends declared during the three month period ended March 31, 2007 and 2006 were $0.135, respectively.

The decrease in net income for the first quarter 2007 as compared to the first quarter of 2006, was primarily the result of a decrease in net interest income combined with an increase in non-interest expense, offset by an increase in non-interest income. Interest expense increased, when compared to the three months ended March 31, 2006, due to growth in interest-bearing deposit balances combined with an overall rise in the cost of funds and a shift in the deposit mix to higher cost deposits. This increase in interest expense was partially offset by an increase in interest income. Interest income benefited from continued growth in the loan portfolio and from increases in interest rates on the variable portion of the loan portfolio. The increase in non-interest expense was primarily due to higher salaries and employee benefits expense combined with higher marketing expense in the first quarter of 2007 as compared to the first quarter of 2006. The higher salary and benefits expense was due to a higher average employee headcount; specifically, staffing for new branches as well as new key employees in the Wealth Management Division, commercial lending and leasing areas. The higher marketing expense was due to our continued investment in heightened brand awareness in new markets, efforts to deepen relationships with existing clients and attracting new consumer and business clients. The increase in non-interest income was primarily due to higher Wealth Management revenue combined with higher service fee income on deposit accounts.

                                 SELECTED RATIOS

                                  Three Months Ended
                                      March 31,
                             2007                  2006
                           -------------------------------
SELECTED RATIOS
Return on Average Assets     0.63%                 0.88%
Return on Average Equity     8.73%                12.32%
Dividend Payout Ratio       50.65%                37.49%
Book Value Per Share        $12.32                $11.64

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended March 31, 2007 was $7.8 million, a decrease of 5.3% from $8.2 million for the same period in 2006. The decrease in tax equivalent net interest income can be attributed to an increase in the average balance of total interest bearing liabilities combined with an increase in the yields paid on these balances. These increases were partially offset by an increase in the average balance of interest-earning assets and an increase in the average interest rates earned on interest earning assets when compared to the same period last year.

The net yield on interest-earning assets, on a tax-equivalent basis, was 3.79% for the three-month period ended March 31, 2007, compared to 4.16% for the same period in 2006, a decrease of 8.89% or 37 basis points (one basis point is equal to 1/100 of a percent). The yield on interest-earning assets increased 38 basis points to 6.62% in 2007 from 6.24% in 2006. The average yield paid on interest-bearing liabilities increased 85 basis points to 3.45% in 2007 from 2.60% in 2006.

A flattened yield curve and pricing competition put pressure on our net interest margin and adversely impacted net interest income. Additionally, pressure to raise deposits to fund loan growth has caused the Corporation to acquire other sources of funds, such as brokered deposits, and to introduce products to retain deposits that were formerly "swept" off the balance sheet. Deposits obtained in this manner are higher cost funds and contribute to the increased yield paid on interest-bearing liabilities and reduce net interest income.

Average interest-earning assets increased approximately $30.8 million or 3.8% to $834.4 million for the three-months ended March 31, 2007 from $803.6 million in the same period last year. The increase in average interest-earning assets for the three-month period ended March 31, 2007 was the result of a 3.5% or $23.9 million increase in average total loans combined with a 35.7% or $12.0 million increase in average the Federal funds sold and interest bearing deposits in banks balance, partially offset by a 5.5% or $5.2 million decrease in average investment securities.

Average interest-bearing liabilities increased approximately $41.2 million or 6.4% to $685.4 million for the three-months ended March 31, 2007, from $644.2 million in the same period in 2006. The increase in average interest-bearing liabilities for the three-month period was the result of a $50.3 million or 9.0% increase in interest-bearing deposits, partially off-set by a $9.1 million or 12.8% decrease in Federal Home Loan Bank ("FHLB") advances and other borrowings.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED MARCH 31, 2007

(Dollars in thousands)                                      2007                                2006
                                              ------------------------------       ------------------------------
                                                Average              Average        Average               Average
  ASSETS                                        Balance   Interest   Rate(3)        Balance    Interest   Rate(3)
                                               --------   --------   -------       --------    --------   -------

  Federal funds sold and interest              $ 45,713   $   597     5.29%        $ 33,676    $   376      4.53%
        bearing deposits in banks
  Investment securities:
       Taxable                                   80,314       950     4.80%          80,495      1,001      5.04%
       Tax-exempt(1)                              9,665       102     4.30%          14,678        145      4.01%
                                               --------   -------    -------       --------    -------    -------

       Total investment securities               89,979     1,052     4.74%          95,173      1,146      4.88%
                                               --------   -------    -------       --------    -------    -------

  Loans and leases: (2)
       Taxable                                  685,548    11,760     6.96%         659,940     10,623      6.53%
       Tax-exempt(1)                             13,138       209     6.46%          14,826        223      6.10%
                                               --------   -------    -------       --------    -------    -------

       Total loans and leases                   698,686    11,969     6.95%         674,766     10,846      6.52%
                                               --------   -------    -------       --------    -------    -------

  Total interest-earning assets                 834,378    13,618     6.62%         803,615     12,368      6.24%
  Non-interest earning assets:
       Allowance for loan
       and lease losses                          (8,156)                             (8,554)
       Cash and due from banks                   23,820                              23,810
       Other assets                              24,562                              23,520
                                               --------                            --------

  Total assets                                 $874,604                            $842,391
                                               ========                            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Savings, NOWS & money market deposits        $359,898   $ 2,065     2.33%        $369,344    $ 1,499      1.65%
  Certificates of deposits and other time       248,311     2,828     4.62%         188,589      1,698      3.65%
                                               --------   -------    -------       --------    -------    -------

  Total interest bearing deposits               608,209     4,893     3.26%         557,933      3,197      2.32%
  Subordinated debentures                        15,465       335     8.79%          15,465        298      7.81%
  Federal Home Loan Bank advances and
   other borrowings                              61,683       595     3.91%          70,772        640      3.67%
                                               --------   -------    -------       --------    -------    -------

  Total interest bearing liabilities            685,357     5,823     3.45%         644,170      4,135      2.60%
                                               --------   -------    -------       --------    -------    -------

  Non-interest bearing liabilities:
        Non-interest bearing demand deposits    118,757                             132,983
        Other liabilities                         7,442                               5,325
                                               --------                            --------

   Total liabilities                            811,556                            782,478
   Stockholders' equity                          63,048                             59,913
                                               --------                            --------

   Total liabilities and stockholders' equity  $874,604                            $842,391
                                               ========                            ========

   Net interest income                                    $ 7,795                              $ 8,233
                                                          =======                              =======

   Net yield on interest earning assets                               3.79%                                 4.16%
                                                                     =======                              =======

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2007 and 2006.
(2)  Non-accruing loans are included in the average balance.
(3)  2007 rates are calculated using an actual over actual day count convention.
     2006 rates shown above are also calculated using an actual over actual day count convention to conform with current period presentation.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

INTEREST INCOME

Interest income on Federal Funds sold and interest bearing deposits in banks for the three-month period ended March 31, 2007 increased 58.8% to $597 thousand when compared to the same period in 2006. The increase in interest income on Federal Funds sold and other overnight investments for the three-month period is the direct result of a 35.7% or $12.0 million increase in average Federal Funds sold and other overnight investments and a 76 basis point increase on the rates earned.

On a tax equivalent basis, interest income on investment securities decreased by 8.2% or $94 thousand to $1.1 million for the three-month period ended March 31, 2007 from $1.1 million for the same period in 2006. The decrease was a result of the decrease in average total investment securities by 5.5% or $5.2 million when compared to the same period in 2006. The average yield on total investment securities decreased by 14 basis points to 4.74% for the three-month period ended March 31, 2007 from 4.88% for the same period in 2006.

Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 10.4% or $1.1 million to $12.0 million for the three-month period ended March 31, 2007 compared to $10.8 million for the three months ended March 31, 2006. The increase in interest income for the three-month period ended March 31, 2007 is primarily the result of a $23.9 million or 3.5% increase in the average balance of loans outstanding. In addition, the yield on average loans outstanding, on a tax equivalent basis, increased by 43 basis points to 6.95% for the three-month period ended March 31, 2007 from 6.52% for the same period in 2006.

INTEREST EXPENSE

Interest expense on deposit accounts increased by $1.7 million or 53.0% to $4.9 million for the three-month period ended March 31, 2007 from $3.2 million for the same period in 2006. This increase was due in part to an increase in average total interest-bearing deposits of $50.3 million or 9.0% between the two periods. In addition, the average interest rates paid on these deposits increased by 94 basis points to 3.26% for the three-month period ended March 31, 2007 from 9.0% for the same period in 2006.

Market interest rate increases have put pressure on the pricing of the Corporation's deposit base and on the cost of raising new deposits. Competition for deposits from other banks and non-banking institutions such as credit unions and mutual fund companies continues to be strong. As the Corporation competes for deposit dollars to fund its growth, this component of net interest income will continue to rise. Additionally, alternative funding sources continue to be explored. There can be no assurance that such alternative sources will be acquired on terms and conditions that are satisfactory to the Corporation.

Interest expense on subordinated debentures increased $37 thousand to $335 thousand for the three-month period ended March 31, 2007 from $298 thousand for the same period in 2006. The increase for the three-month period ended March 31, 2007 was a direct result of an increase in the average interest rate paid on these debentures. Average balances between the two periods remained unchanged at $15.5 million.

Interest expense on FHLB and other borrowings decreased by $45 thousand or 7.0% to $595 thousand for the three-month period ended March 31, 2007 from $640 thousand for the same period in 2006. Average balances of these funding sources decreased by 12.8% or $9.1 million between the two periods while the average cost of these funds increased by 24 basis points. FHLB and other borrowings have been an alternative to deposits to support loan growth.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

PROVISION FOR LOAN AND LEASE LOSSES

During the three months ended March 31, 2007 and 2006, the Corporation recorded $0 and $3 thousand provision for loan losses, respectively. The percentage of non-accrual loans to gross loans was 1.04% at March 31, 2007 as compared to 1.05% and 1.06% at December 31, 2006 and March 31, 2006, respectively. The allowance for loan losses as a percentage of loans at March 31, 2007 was 1.16% compared to 1.18% and 1.18% at December 31, 2006 and March 31, 2006, respectively.

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

At June 30, 2006, the Corporation reclassified a portion of the allowance for loan and lease losses as other liabilities on the consolidated balance sheet. This amount represents an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank. At March 31, 2007, the total amount recorded in other liabilities on the consolidated balance sheet as an allowance for possible losses on unfunded loans and lines of credit is $526 thousand. The allowance for loan and lease losses as of March 31, 2006 was also reclassified to conform with the 2007 presentation. The amount reclassified as allowance for possible losses on unfunded loans and lines of credit was $475 thousand for March 31, 2006.

                                                     Three Months Ended
(Dollars in thousands)                                   March 31,
                                                -------------------------
                                                   2007          2006
                                                ----------   -----------

Balance at beginning of period                   $  8,186      $  8,123
                                                 --------      --------

Provision charged to operating expense                  0             3

Recoveries of loans previously charged-off             30            72
Loans charged-off                                    (114)          (45)
                                                 --------      --------
Net loan (charge-offs) recoveries                     (84)           27
                                                 --------      --------

Allowance other adjustment (1)                         26           (49)
                                                 --------      --------

Balance at end of period                         $  8,128      $  8,104
                                                 ==========    ========

Period-end loans outstanding                     $701,549      $685,607
Average loans outstanding                        $698,686      $674,767

Allowance for loan and lease losses as a
   percentage of period-end loans outstanding       1.16%         1.18%
Net charge-offs (recoveries) to average loans
   outstanding                                      0.01%         0.00%

(1) The "Allowance other adjustment" represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank.

               FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans and leases to net realizable value based on current assessments of the value of the collateral securing such loans and leases and leases. Non-performing loans and leases are generally collateralized and are in the process of collection. Non-performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. There are fifteen non-accrual loans making up the $7.3 million total non-accrual loans and leases balance at March 31, 2007 of which, there is one commercial loan of $5.9 million. Management is actively working to collect this loan and does not anticipate a loss of principal. Management continues to take steps to reduce non-accrual loan and lease levels and correct and control current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases:


(Dollars in thousands)                                     March 31,       December 31,
                                                     -------------------   ------------
                                                       2007        2006       2006
                                                     -------     -------   ---------

Past due over 90 days and still accruing             $    30     $    --   $   793
Non-accrual loans and leases (1)                       7,262       7,298     7,289
                                                     -------     -------   -------
Total non-performing loans and leases                  7,292       7,298     8,082

Other real estate owned                                   --          --        --
                                                     -------     -------   --------
Total non-performing assets                          $ 7,292     $ 7,298   $ 8,082
                                                     =======     =======   =======

Non-performing loans and leases as a percentage
 of total loans and leases                             1.04%       1.06%     1.16%

Allowance for loan and lease losses as a percentage
of non-performing loans and leases                   111.46%     111.04%   101.29%

Non-performing assets as a percentage of
total loans and other real estate owned                1.04%       1.06%     1.16%

Allowance for loan and lease losses as a
percentage of non-performing assets                  111.46%     111.04%   101.29%

(1) Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

Management is not aware of any loans or leases other than those included in these tables that would be considered potential problem loans and cause
Management to have doubts as to the borrower's ability to comply with loan repayment terms.

The Corporation held no other real estate owned ("OREO") at March 31, 2007, March 31, 2006, and December 31, 2006.

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

FASB 114  "Accounting  by  Creditors  for  Impairment  of  Loans"  requires  the
Corporation  to  examine  commercial  and  non-residential   mortgage  loans  on
non-accrual status for impairment. The balance of impaired loans was $7.3 million, $7.3 million, and $7.3 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The associated allowance for impaired loans was $540 thousand, $840 thousand, and $791 thousand at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

For the three-month period ended March 31, 2007, activity in the allowance for impaired loan losses includes a provision of $0 and charge-offs of $1 thousand. There were no recoveries for the three-month period ended March 31, 2007. Contractual interest amounted to $173 thousand for the three-months ended March 31, 2007. Total cash collected on non-accrual loans for the three-month period ended March 31, 2007 was $158 thousand all of which was applied to principal. Loans returned to performing for the three-months ended March 31, 2007 was $0 thousand.

NON-INTEREST INCOME

Total non-interest income increased 11.2% or $237 thousand to $2.4 million for the three months ended March 31, 2007, compared to $2.1 million for the same period in 2006. The various components of non-interest income are discussed below.

The largest component of non-interest income is Wealth Management revenue, which increased $78 thousand or 9.7% to $887 thousand for the three-months ended March 31, 2007 from $809 thousand during the same period in 2006. Wealth Management revenue is based primarily on the market value of assets under management. The market value of assets under management at March 31, 2007 was $557.4 million which was $894 thousand or .2% higher than the value at March 31, 2006.

Service charges on deposit accounts increased $86 thousand or 18.9% to $539 thousand for the three-month period ended March 31, 2007 compared to $453 thousand for the same period in 2006. The increase in service charges is primarily due to an increase in charges on retail and commercial demand deposit accounts.

The corporation recognized a net gain of $2 thousand on sales of investment securities during the three-month period ended March 31, 2007 compared with a net loss of $80 thousand during the same period in 2006. These net gains and losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with one customer. The income on these leases is classified as "Rental Income". Rental Income on operating lease agreements for the three-month period ended March 31, 2007 increased $40 thousand or 14.8% from $268 thousand when compared to the same period in 2006.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gains on the sale of fixed assets was $0 thousand for the three-months ended March 31, 2007 as compared to gains of $10 thousand for the same period in 2006.

Gains and fee income generated on the sale of residential mortgages for the three-month period ended March 31, 2007 decreased $15 thousand from $78 thousand to $63 thousand compared to the same period in 2006. The decrease is primarily due to a lower volume of originations and sales of residential mortgages during the three-months ended March 31, 2007 as compared to the same period in 2006.

Other non-interest income decreased 4.0% or $24 thousand for the three-month period ended March 31, 2007. Other non-interest income includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income.

NON-INTEREST EXPENSE

Total non-interest expense increased $455 thousand or 5.9% to $8.1 million for the three-month period ended March 31, 2007, compared to the same periods in 2006. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased 7.1% or $313 thousand to $4.7 million for the three-month period ended March 31, 2007 compared to the same periods in 2006. The higher salary and benefits expense was primarily due to a higher average employee headcount; specifically, staffing for new branches as well as new key employees in the Wealth Management Division, commercial lending and leasing areas.

Net occupancy, equipment and data processing expense increased $3 thousand or ..2% to $1.4 million for the three-month period ended March 31, 2007 when compared to the same periods in 2006.

Depreciation expense on operating leases increased $26 thousand or 11.2% to $258 thousand for the three-month period ended March 31, 2007 when compared to the same period in 2006. This depreciation expense is the result of operating lease agreements the Corporation has with one of our customers. The income associated with these operating leases is classified as Rental Income.

Expenses for professional services increased $50 thousand or 10.7% to $514 thousand for the three-month period ended March 31, 2007 when compared to the same periods in 2006.

Marketing expense increased $137 thousand, or 134% to $239 thousand for the three-months ended March 31, 2007. The increase was primarily attributable to higher expense from our continued investment in heightened brand awareness in new markets, efforts to deepen relationships with existing clients and attracting new consumer and business clients.

Total other non-interest expense increased $37 thousand or 4.3% to $906 thousand for the three-month period ended March 31, 2007 compared to the same periods in 2006. Other non-interest expense includes annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

INCOME TAXES

Income tax expense for the three-month period ended March 31, 2007 was $548 thousand, compared to $717 thousand for the same period in 2006. This represents an effective tax rate of 28.5% for the three-month period ended March 31, 2007 compared with 28.0% for the same periods in 2006.

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


                                  For the Three Months Ended      For the year ended
(Dollars in thousands)                    March 31, 2007          December 31, 2006
                                  ---------------------------   ----------------------

                                  Average        Effective      Average      Effective
DEPOSIT TYPE                      Balance          Yield        Balance        Yield
------------                      -------        ----------     -------      ----------

NOW Accounts                      $151,825         2.17%        $134,076       1.76%
Money Market                        86,967         4.17%          80,009       3.84%
Statement Savings                   45,875         0.80%          49,699       0.80%
Other Savings                          301         0.59%             636       0.56%
Tiered Savings                      74,930         1.45%         104,334       1.49%
                                  --------                      --------
Total NOW Savings,                 359,898         2.33%         368,754       2.00%
    and Money Market

CDs Less than $100,000             196,656         4.65%         169,630       4.16%
CDs Greater than $100,000           51,655         4.48%          44,795       3.99%
                                  --------                      --------
Total CDs                          248,311         4.62%         214,425       4.13%

Total Interest Bearing Deposits    608,209         3.26%         583,179       2.78%

Non-Interest Bearing
  Demand Deposits                  118,757                       126,461
                                  --------                      --------

Total Deposits                    $726,966         2.73%        $709,640       2.29%
                                  --------                      --------

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Bank, as a member of FHLB, maintains several credit facilities. During the first quarter of 2007, average FHLB advances were $61.7 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.9%. The Bank currently has a maximum borrowing capacity with FHLB of approximately $214.6 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank's FHLB stock.

To supplement the Corporation's sources of liquidity, the Corporation has initiated the use of alternative funding sources such as brokered deposits and bringing off-balance sheet "swept" funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $181.3 million or 20.1% of total assets at March 31, 2007 compared with a negative $241.1 million or 27.6% of total assets at December 31, 2006. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, certain metrics related to interest rate shock scenarios were not within the policy limits set by ALCO. These results do not necessarily indicate overexposure to interest rate risk; rather, these policy limits are one of several tools that management uses as a guide in the overall management of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of March 31, 2007:

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


                                                       Two         Over
(Dollars in thousands)                   Within      through       five     Non-rate
                                        one year    five years     years    sensitive     Total
                                        ---------   ---------    --------   ---------   --------

ASSETS
   Federal funds sold                   $  74,328   $      0     $      0    $      0   $ 74,328
   Investment securities                    7,088     14,169       65,679           0     86,936
   Interest bearing deposits in banks         264          0            0           0        264
   Net loans and leases                   242,076    363,367       96,106      (8,128)   693,421
   Cash and due from banks                      0          0            0      24,110     24,110
   Premises and equipment                       0          0            0      13,572     13,572
   Other assets                                 0          0            0      11,183     11,183
                                        ---------   --------     --------   ---------    -------
   Total assets                         $323,756    $377,536     $161,785   $  40,737   $903,814
                                        =========   ========     ========   =========   ========

LIABILITIES AND CAPITAL
    Non-interest bearing deposits       $       0   $      0     $      0   $ 124,840   $124,840
    Interest bearing deposits             485,253     15,443      122,844           0    623,540
    FHLB advances and other                 4,377     63,061        2,310           0     69,748
   Junior subordinated debentures          15,465          0            0           0     15,465
   Other liabilities                            0          0        6,341           0      6,342
   Capital                                      0          0            0      63,880     63,880
                                        ---------   --------     --------   ---------   ---------
   Total liabilities & capital          $ 505,095   $ 78,504     $131,495   $ 188,720   $903,814
                                        =========   ========     ========   =========   ========

   Net interest rate
     sensitivity gap                    $(181,339)  $299,032     $ 30,290   $(147,983)
                                        =========   ========    =========   =========
   Cumulative interest rate
     sensitivity gap                    $(181,339)  $117,693     $147,983   $       0
                                        =========   ========     ========   =========
   Cumulative interest rate
     sensitivity gap divided
     by total assets                       (20.1%)     13.0%        16.4%
                                        =========   ========     ========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

The Corporation intends to open a series of new branches throughout Chester County over the next five years. A new customer-focused branch design was introduced when construction was finished on the branch building in Oxford, Pennsylvania. The new "signature look" will be rolled out to new and certain current locations over the next five years. We are currently in negotiations for the construction of a new branch in Longwood, PA. Technological improvements, including secure electronic delivery of customer checking and savings statements and an improvement of customer service issues, are expected over the next 18 months as the Bank utilizes the power of its new customer relationship management system ("CRM"). Management hopes to utilize the CRM along with the Answer Center to identify service issues and customer trends on a proactive basis resulting in a higher degree of customer satisfaction.

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


                                 As of March 31,    As of December 31,   "Well Capitalized"
                                 ---------------   ------------------
                                  2007     2006          2006               Requirements
                                 -----    -----          ----            ------------------

     Corporation
     -----------
Leverage Ratio                    9.17%    9.13%         9.34%                  N/A
Tier I Capital Ratio             11.00%   10.85%        11.26%                  N/A
Total Risk-Based Capital Ratio   12.19%   12.06%        12.49%                  N/A
     Bank
     ----
Leverage Ratio                    8.46%    8.44%         8.58%                5.00%
Tier I Capital Ratio             10.10%    9.98%        10.31%                6.00%
Total Risk-Based Capital Ratio   11.30%   11.20%        11.53%               10.00%

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2006 Annual Report. Please refer to the "Management's Discussion and Analysis" section on pages 18-38 of the Corporation's 2006 Annual Report for more information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Included with this Quarterly Report as Exhibits 31.1, 31.2, and 31.3 are certifications (the "Section 302
Certifications"), one by each of our Chief Executive Officer, President and Chief Financial Officer (our principal executive, operating and financial officers, respectively, and, collectively, the "Principal Officers"). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Management's Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, as of March 31, 2007, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation's internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers, regularly assesses the adequacy of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. During the first quarter of 2007, there were no such changes.

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

Item 1A. Risk Factors
         ------------

Information regarding risk factors appears in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors as disclosed in that report.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

                    ISSUER PURCHASES OF EQUITY SECURITIES (1)


                                      (a)           (b)              (c)                     (d)
                                     Total        Average     Total Number of        Maximum Number (or
         Period                   Number of     Price Paid   Shares (or Units)   Approximate Dollar Value)
                                  Shares (or)   per Share    Purchased as Part   of Shares (or Units) that
                                    Units)      (or Unit)      of Publicly          May Yet Be Purchased
                                  Purchased                   Announced Plans       Under the Plans or
                                                              or Programs(1)             Programs (1)

January 1 to January 31, 2007     34,000(2)       $20.90         34,000(2)               $8,240,983

February 1 to February 28, 2007       --           --                --                  $8,240,983

March 1 to March 31, 2007             --           --                --                  $8,240,983

Total                             34,000(2)       $20.90         34,000(2)               $8,240,983


(1) The Corporation announced on November 15, 2005 a program to repurchase up to $10.0 million of the Corporation's Common Stock. This program replaced a previous program that expired in October 2005.

(2) All shares described above were acquired in block transactions intended to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During April 2007 the Corporation repurchased 16,000 shares for an average price of $21.16 per share in block transactions intended to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES
                     PART II - OTHER INFORMATION - CONTINUED

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

          3(i). Certificate of Incorporation. Copy of the Corporation's Articles
                ----------------------------
          of Incorporation,  as amended,  is incorporated herein by reference to
          Exhibit 3 (i) to the Corporation's Quarterly Report On Form 10-Q for the quarter ended March 31, 2004.

          3(ii).   Bylaws  of  the   Corporation,   as  amended.   Copy  of  the
                   --------------------------------------------
          Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

          10.1 Lease Agreement, dated as of March 28, 2005, by and between First National Bank of Chester County and B.K. Campbell, Inc (an affiliate of Brian Campbell, a Director of the Corporation).*

          10.2 Joint Marketing Agreement, dated as of July 1, 2005, by and between First National Bank of Chester County, First National Wealth Advisory Services and the Elite Group, LLC (an affiliate of Matthew Naylor, a Director of the Corporation).*


               31.1 Rule 13a-14(a) Certification of Chief Executive Officer*
               31.2 Rule 13a-14(a) Certification of President*
               31.3 Rule 13a-14(a) Certification of Chief Financial Officer*

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


                        FIRST CHESTER COUNTY CORPORATION





               May 9, 2007           /s/ John A. Featherman, III
                                     ---------------------------
                                     John A. Featherman, III
                                     Chief Executive Officer




               May 9, 2007           /s/ John E. Balzarini
                                     ---------------------
                                     John E. Balzarini
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those marked "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate):

3(i).  Certificate  of  Incorporation.  Copy of the  Corporation's  Articles  of
       -----------  --  -------------
Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the Corporation's Quarterly Report On Form 10-Q for the quarter ended March 31, 2004.

3(ii). Bylaws of the Corporation,  as amended. Copy of the Corporation's Bylaws,
       --------------------------  ----------
as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

10.1 Lease Agreement, dated as of March 28, 2005, by and between First National Bank of Chester County and B.K. Campbell, Inc (an affiliate of Brian Campbell, a Director of the Corporation).*

10.2 Joint Marketing Agreement, dated as of July 1, 2005, by and between First National Bank of Chester County, First National Wealth Advisory Services and the Elite Group, LLC (an affiliate of Matthew Naylor, a Director of the Corporation).*

31.1 Rule 13a-14(a) Certification of Chief Executive Officer*
31.2 Rule 13a-14(a) Certification of President *
31.3 Rule 13a-14(a) Certification of Chief Financial Officer*

32.1 Section 906 Certification of the Chief Executive Officer*
32.2 Section 906 Certification of the President*
32.3 Section 906 Certification of the Chief Financial Officer*

                                  Exhibit 31.1
                                  CERTIFICATION
                                  -------------

I, John A. Featherman, III, Chief Executive Officer of the Corporation,  certify
   -----------------------
that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2007 of First Chester County Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reports (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

May 9, 2007


/s/ John A. Featherman, III
---------------------------
John A. Featherman, III
Chief Executive Officer

                                  Exhibit 31.2
                                  CERTIFICATION
                                  -------------

I, Kevin C. Quinn, President of the Corporation, certify that:
   --------------

1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2007 of First Chester County Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reports (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

May 9, 2007


/s/ Kevin C. Quinn
------------------
Kevin C. Quinn
President

                                  Exhibit 31.3
                                  CERTIFICATION

I, John E. Balzarini, Chief Financial Officer of the Corporation,  certify that:
   -----------------

1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2007 of First Chester County Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reports (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

May 9, 2007



/s/ John E. Balzarini
---------------------
John E. Balzarini
Chief Financial Officer

                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Featherman, III, Chief Executive Officer and Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    May 9, 2007
                                                    /s/ John A. Featherman, III
                                                    ---------------------------
                                                    John A. Featherman, III
                                                    Chief Executive Officer and
                                                    Chairman of the Board

                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin
C. Quinn, President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    May 9, 2007
                                                             /s/ Kevin C. Quinn
                                                             ------------------
                                                             Kevin C. Quinn
                                                             President

                                  EXHIBIT 32.3

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Balzarini, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    May 9, 2007
                                                         /s/ John E. Balzarini
                                                         ---------------------
                                                         John E. Balzarini
                                                         Chief Financial Officer