Form 10-Q
period 2007-06-30
FIRST CHESTER COUNTY CORP
filed 2007-08-08
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, OR
                               -------------

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

The number of shares outstanding of Common Stock of the Registrant as of August 8, 2007 was 5,171,526.

                                      INDEX
                                                                            PAGE

Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements
            Consolidated Balance Sheet
            June 30, 2007 (unaudited) and December 31, 2006                    3

            Consolidated Statements of Income
            Three and Six months Ended June 30, 2007 and 2006 (unaudited)      4

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2007 and 2006 (unaudited)                5

            Consolidated  Statements of Stockholders' Equity Six Months Ended
            June 30, 2007 and 2006 (unaudited)                                 6

            Notes to Consolidated Financial Statements                       7-9

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10-24

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk        25

   Item 4 - Controls & Procedures                                             25

Part II. OTHER INFORMATION
   Item 1 - Legal Proceedings                                                 26

   Item 1A - Risk Factors                                                     26

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       26

   Item 3 - Defaults Upon Senior Securities                                   27

   Item 4 - Submission of Matters to a Vote of Security Holders               27

   Item 5 - Other Information                                                 27

   Item 6 - Exhibits                                                          28

   Signatures                                                                 29

   Index to Exhibits                                                          30

   Exhibits                                                                31-36

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEET

 (Dollars in thousands)                                                                    June 30,
                                                                                            2007             December 31,
                                                                                         (unaudited)            2006
                                                                                        ------------         ------------

ASSETS
    Cash and due from banks                                                             $     30,198          $    27,556
    Federal funds sold and other overnight investments                                        86,478               44,500
    Interest bearing deposits                                                                    324                  285
                                                                                        ------------          -----------

                Total cash and cash equivalents                                             117,000                72,341
                                                                                        -----------           -----------

    Investment securities held-to-maturity (fair value of $0
        at June 30, 2007 and $5 at December 31, 2006, respectively)                               -                    5

    Investment securities available-for-sale, at fair value                                  92,690               88,709

    Loans and leases                                                                        720,530              694,343
    Less:  allowance for loan and lease losses                                               (8,059)             (8,186)
                                                                                        -----------           ----------
                Net loans and leases                                                        712,471              686,157

    Premises and equipment, net                                                              17,532               13,988
    Other assets                                                                             11,931               10,894
                                                                                        -----------           ----------
                Total assets                                                            $   951,624           $  872,094
                                                                                        ===========           ==========
LIABILITIES
    Deposits
        Non-interest-bearing                                                            $   176,975           $  129,911
        Interest-bearing (including certificates of deposit over $100 of $47,862 and $43,825 at June 30, 2007 and
           December 31, 2006, respectively)                                                 617,231              594,757
                                                                                        -----------           ----------

        Total deposits                                                                      794,206              724,668

    Federal Home Loan Bank advances and other borrowings                                     65,450               61,596
    Subordinated debt                                                                        20,620               15,465
    Other liabilities                                                                         7,631                7,103
                                                                                        -----------           ----------

        Total liabilities                                                               $   887,907           $  808,832
                                                                                        -----------           ----------

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00; authorized 10,000,000 shares;
        outstanding, 5,279,815 at June 30, 2007 and December 31, 2006                         5,280                5,280
    Additional paid-in capital                                                               11,036               11,939
    Retained earnings                                                                        52,249               50,486
    Accumulated other comprehensive loss                                                     (2,472)              (1,473)
    Treasury stock, at cost:  104,189 shares and 128,075 shares
       at June 30, 2007 and December 31, 2006, respectively                                  (2,376)              (2,970)
                                                                                        -----------           ----------

                Total stockholders' equity                                                   63,717               63,262
                                                                                        -----------           ----------

                Total liabilities and stockholders' equity                              $   951,624           $  872,094
                                                                                        ===========           ==========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                  Three Months Ended                 Six Months Ended
                                                                                 June 30,                          June 30,
                                                                      ---------------------------       ---------------------------
                                                                            2007             2006              2007            2006
                                                                            ----             ----              ----            ----
INTEREST INCOME
 Loans and leases, including fees                                     $   12,647      $    11,511        $   24,551       $  22,290
 Investment securities                                                     1,028            1,053             2,050           2,157
 Federal funds sold and deposits in banks                                    648              500             1,245             875
                                                                      ----------      -----------        ----------       ---------

 Total interest income                                                    14,323           13,064            27,846          25,322
                                                                      ----------      -----------        ----------       ---------

INTEREST EXPENSE
    Deposits                                                               5,246            3,937            10,140           7,134
    Subordinated debt                                                        499              319               834             617
    Federal Home Loan Bank advances and other borrowings                     624              635             1,218           1,274
                                                                      ----------      -----------        ----------       ---------

                Total interest expense                                     6,369            4,891            12,192           9,025
                                                                      ----------      -----------        ----------       ---------

                Net interest income                                        7,954            8,173            15,654          16,297

    Provision for loan and lease losses                                        0                0                 0               3
                                                                      ----------      -----------        ----------       ---------

                Net interest income after provision
                for possible loan and lease losses                         7,954            8,173            15,654          16,294
                                                                      ----------      -----------        ----------       ---------

NON-INTEREST INCOME
    Wealth Management                                                        961              900             1,848           1,710
    Service charges on deposit accounts                                      569              507             1,107             960
    Investment securities gains (losses), net                                  0                0                 2             (80)
    Operating lease rental income                                            316              278               623             546
    Gains on the sale of fixed assets                                          0                9                 0              19
    Gains and fees on the sale of loans                                      351               87               414             165
    Other                                                                    638              644             1,196           1,223
                                                                      ----------      -----------        ----------       ---------
                Total non-interest income                                  2,835            2,425             5,190           4,543
                                                                      ----------      -----------        ----------       ---------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                         4,893            4,139             9,593           8,526
    Occupancy, equipment and data processing                               1,278            1,409             2,632           2,760
    Depreciation on operating leases                                         261              242               519             473
    Bank shares tax                                                          160              155               320             429
    Professional services                                                    482              439               996             903
    Marketing                                                                291              269               529             371
    Other                                                                    936            1,031             1,843           1,899
                                                                      ----------      -----------        ----------       ---------
                Total non-interest expense                                 8,301            7,684            16,432          15,361
                                                                      ----------      -----------        ----------       ---------

                Income before income taxes                                 2,488            2,914             4,412           5,476

INCOME TAXES                                                                 709              833             1,258           1,549
                                                                      ----------      -----------        ----------       ---------

NET INCOME                                                            $    1,779      $     2,081        $    3,154       $   3,927
                                                                      ==========      ===========        ==========       =========

PER SHARE DATA
    Basic earnings per common share                                   $     0.34      $      0.40        $     0.61       $    0.76
                                                                      ==========      ===========        ==========       =========
    Diluted earnings per common share                                 $     0.34      $      0.40        $     0.60       $    0.75
                                                                      ==========      ===========        ==========       =========
    Dividends declared                                                $   0.1350      $    0.1350        $   0.2700       $  0.2700
                                                                      ==========      ===========        ==========       =========

Basic weighted average shares outstanding                              5,170,123        5,151,932         5,156,886       5,141,410
                                                                      ==========      ===========        ==========       =========

Diluted weighted average shares outstanding                            5,230,283        5,252,470         5,222,362       5,235,972
                                                                      ==========      ===========        ==========       =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          Six Months Ended
(Dollars in thousands)                                                                                         June 30,
                                                                                                -----------------------------------
                                                                                                      2007               2006
                                                                                                      ----               ----
OPERATING ACTIVITIES
    Net Income                                                                                  $    3,154         $    3,927
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                                                     1,296              1,426
    Provision for loan and lease losses                                                                  0                  3
    Amortization of investment security premiums
           and accretion of discounts, net                                                              97                132
    Amortization of deferred loan fees                                                                 (31)               (95)
    Investment securities (gains) and losses, net                                                       (2)                80
    (Increase) in other assets                                                                        (520)              (390)
    Increase (decrease) in other liabilities                                                           528               (524)
                                                                                                ----------         ----------

           Net cash provided by operating activities                                            $    4,522         $    4,559
                                                                                                ----------         ----------

INVESTING ACTIVITIES
    Net increase in loans                                                                          (26,284)           (21,891)
    Proceeds from sales of investment securities available-for-sale                                  4,583              3,899
    Proceeds from maturities of investment securities available-for-sale                             3,716              3,944
    Proceeds from maturities of investment securities held-to-maturity                                   5                  5
    Purchases of investment securities available-for-sale                                          (13,888)            (5,264)
    Purchase of premises and equipment, net of sales                                                (4,840)            (1,101)
                                                                                                ----------         ----------

           Net cash used in investing activities                                                $  (36,708)        $  (20,408)
                                                                                                ----------         ----------

FINANCING ACTIVITIES
    (Decrease) in Federal Home Loan Bank Advances
      and other short term borrowings                                                               (5,266)            (2,873)
    Increase in Federal Home Loan Bank borrowings                                                   15,000                  0
    Decrease in Federal Home Loan Bank borrowings                                                   (5,882)            (4,405)
    Net increase in deposits                                                                        69,538             35,022
    Cash dividends paid                                                                             (1,391)            (1,388)
    Proceeds from issuance of guaranteed preferred beneficial interest in
         Corporations subordinated debentures                                                        5,155                  0
    Net increase (decrease) in treasury stock transactions                                            (309)               516
                                                                                                ----------         ----------

           Net cash provided by financing activities                                                76,845             26,872
                                                                                                ----------         ----------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                                44,659             11,023

Cash and cash equivalents at beginning of period                                                    72,341             68,943
                                                                                                ----------         ----------

Cash and cash equivalents at end of period                                                      $  117,000         $   79,966
                                                                                                ==========         ==========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              Accumulated
                                      Common Stock      Additional               Other                    Total
                                   ------------------    Paid-in    Retained  Comprehensive  Treasury  Stockholders'  Comprehensive
(Dollars in thousands)             Shares   Par Value    Capital    Earnings  Income/(loss)   Stock       Equity         Income
                                   ------   ----------  ----------  --------  -------------  --------  -------------  -------------

Balance December 31, 2005       5,279,815   $    5,280  $   12,441  $ 46,503  $     (1,929)  $(3,618)   $    58,677

Cumulative effect under
SAB No. 108 adjustments                                                 (565)                                  (565)

Balance January 1, 2006         5,279,815   $    5,280  $   12,441  $ 45,938  $     (1,929)  $(3,618)   $    58,112

 Net income                             -            -          -      3,927              -        -          3,927     $     3,927
 Cash dividends declared                -            -          -     (1,388)             -        -         (1,388)              -
 Other comprehensive income
 Net unrealized gains (losses)
  on investment securities
  available-for-sale                    -            -          -          -           (717)       -           (717)           (717)
 Treasury stock transactions            -            -       (403)         -              -      919            516               -
                                ---------   ----------  ---------   --------  -------------  -------   ------------     -----------
  Total Comprehensive Income                                                                                                 $3,210
                                                                                                                        ===========

Balance June 30, 2006          5,279,815     $  5,280  $   12,038   $ 48,477  $     (2,646)   $(2,699)   $ 60,450
                               =========     ========  ==========   ========  ============    =======    ========


Balance January 1, 2007        5,279,815     $  5,280  $   11,939   $ 50,486  $     (1,473)   $(2,970)   $ 63,262

 Net income                            -            -           -      3,154             -          -       3,154            $3,154
 Cash dividends declared               -            -           -     (1,391)            -          -      (1,391)
 Other Comprehensive Income
  Net unrealized gains (losses)
  on investment securities
  available-for-sale                   -            -           -          -          (999)         -        (999)             (999)
Treasury stock transactions            -            -        (903)         -             -        594        (309)                -
                               ---------     --------  ----------   --------  ------------    -------    --------       -----------
 Total Comprehensive Income                                                                                                  $2,155
                                                                                                                             ======

Balance June 30, 2007           5,279,815   $  5,280    $ 11,036   $ 52,249   $  (2,472)    $(2,376)   $  63,717
                                =========   ========    ========   ========   ==========    ========   =========

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

     The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2006 Annual Report.

2.   EARNINGS PER SHARE
     ------------------

       Three Months ended June 30, 2007
       --------------------------------


                                                         Income
                                                       (thousands)     Shares        Per Share
                                                       (numerator)  (denominator)      Amount
                                                        ---------    -----------     ---------

       Basic earnings per share
        Net income available to common stockholders     $   1,779     5,170,123      $    0.34
       Effect of Dilutive Securities
        Options to purchase common stock                        -        60,160              -
                                                        ---------     ---------      ---------
       Diluted earnings per share
        Net income available to common stockholders     $   1,779     5,230,283      $    0.34
                                                        =========     =========      =========

13,115 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.


       Six Months ended June 30, 2007
       ------------------------------

                                                         Income        Shares        Per Share
                                                       (numerator)  (denominator)      Amount
                                                        ---------    -----------     ---------

       Basic earnings per share
        Net income available to common stockholders     $   3,154     5,156,886      $    0.61
       Effect of Dilutive Securities
        Options to purchase common stock                        -        65,476          (0.01)
                                                        ---------     ---------      ---------
       Diluted earnings per share
        Net income available to common stockholders     $   3,154     5,222,362      $    0.60
                                                        =========     =========      =========

13,674 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

       Three Months ended June 30, 2006
       --------------------------------

                                                         Income        Shares        Per Share
                                                       (numerator)  (denominator)      Amount
                                                        ---------    -----------     ---------

       Basic earnings per share
        Net income available to common stockholders     $   2,081      5,151,932     $    0.40
       Effect of Dilutive Securities
        Options to purchase common stock                        -        100,538             -
                                                        ---------    -----------     ---------
       Diluted earnings per share
        Net income available to common stockholders     $   2,081      5,252,470     $    0.40
                                                        =========      =========     =========

17,047 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES


       Six Months ended June 30, 2006
       ------------------------------
                                                        Income         Shares        Per Share
                                                      (numerator)   (denominator)      Amount
                                                       ---------     -----------     ---------
       Basic earnings per share
        Net income available to common stockholders    $    3,927      5,141,410     $    0.76
       Effect of Dilutive Securities
        Options to purchase common stock                        -         94,562          (.01)
                                                       ----------    -----------     ---------
       Diluted earnings per share
        Net income available to common stockholders    $    3,927      5,235,972        $ 0.75
                                                       ==========    ===========     =========

17,338 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.


3.   COMPREHENSIVE INCOME
     --------------------
     Components of comprehensive income are presented in the following chart:


                                                Three Months Ended     Six Months Ended
                                                      June 30,             June 30,
                                                -------------------     -----------------
                                                   2007      2006         2007      2006
                                                -------------------     -----------------

    Unrealized losses on securities:
       Unrealized losses arising in period      $  (1,467) $   (803)     $ (1,516)$(1,007)
       Reclassification adjustment                      -         -             2     (80)
                                                ---------   -------     --------- -------
       Net unrealized losses                       (1,467)     (803)       (1,514) (1,087)
                                                ---------   -------     --------- -------
    Other comprehensive income before taxes        (1,467)     (803)       (1,514) (1,087)
    Income tax benefit (expense)                     499        273           515     370
                                                ---------   -------     --------- -------
    Other comprehensive loss                        (968)      (530)         (999)   (717)
    Net income                                     1,779      2,081         3,154   3,927
                                                ---------   -------     --------- -------
    Total comprehensive income                  $     811   $ 1,551     $   2,155 $ 3,210
                                                =========   =======     ========= =======


4.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In September 2006, FASB issued Statement No.~157 ("SFAS 157"), "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, FASB issued Statement No.~158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Corporation adopted SFAS 158 as of December 31, 2006, but because the Corporation does not have a defined benefit plan, the adoption of SFAS 158 did not have an effect on our consolidated financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES years ending after December 15, 2006. The Corporation adopted FIN 48 as of January 1, 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head II, LLC, First Chester County Capital Trust I, First Chester County Capital Trust II, and First Chester County Capital Trust III, (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

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

EARNINGS AND DIVIDEND SUMMARY

     Net income for the three months ended June 30, 2007 was $1.78 million, a decrease of $302 thousand or 14.5% from $2.08 million for the same period in 2006. Net income for the six month period ended June 30, 2007 was $3.15 million, a decrease of $773 thousand or 19.7% from $3.93 million for the same period in 2006. Diluted earnings per share for the three and six months ended June 30, 2007 were $0.34 and $0.60 respectively, compared to $0.40 and $0.75 for the same periods in 2006. Cash dividends declared for the three and six month periods ended June 30, 2007 were $0.135 and $0.270 per share compared to $0.135 and $0.270 per share for the three and six month periods ended June 30, 2006.

     The decrease in net income for the three and six months ended June 30, 2007 compared to the same periods in 2006, was primarily the result of a decrease in net interest income combined with an increase in non-interest expense, offset in part by an increase in non-interest income. In addition, two significant events occurred during the second quarter of 2007, which include the sale of a loan that had been on non-accrual status and accelerated amortization of issuance costs related to the early redemption of debentures.

                                            SELECTED RATIOS

                                Three Months Ended     Six Months Ended
                                      June 30,             June 30,
                                2007          2006    2007          2006
                                ------------------    ------------------
Return on Average Assets        0.79%        0.97%    0.71%        0.92%
Return on Average Equity       11.14%       13.70%    9.94%       13.02%
Dividend Payout Ratio          39.07%       33.40%   44.12%       35.35%
Book Value Per Share          $12.31       $11.81   $12.31        $11.81

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - Continued

NET INTEREST INCOME

     Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three month period ended June 30, 2007 was $8.1 million, a decrease of 2.6% from $8.3 million for the same period in 2006. Net interest income on a tax equivalent basis for the six month period ended June 30, 2007 was $15.9 million, a decrease of 4.0% from $16.5 million for the same period in 2006. The decrease in tax equivalent net interest income for the three and six months ended June 30, 2007 is due to an increase in interest expense that was partially offset by an increase in interest income.

     The net yield on interest-earning assets, on a tax-equivalent basis, was 6.79% for the three month period ended June 30, 2007, compared to 6.45% for the same period in 2006, an increase of 34 basis points, (one basis point is equal to 1/100 of a percent). For the six month period ended June 30, 2007, the net yield on interest earning assets increased 35 basis points to 6.70% from 6.35% during the same period in 2006.

     A flattened and sometimes inverted yield curve, increased competitive pricing and stronger consumer demand for higher interest-bearing deposit accounts put pressure on our net interest margin and adversely impacted net interest income. Additionally, pressure to raise deposits to fund loan growth has caused the Corporation to acquire other sources of funds, such as brokered deposits, and to introduce products to retain deposits that were formerly "swept" off the balance sheet. Deposits obtained in this manner are higher cost funds and contribute to the increased yield paid on interest-bearing liabilities and reduce net interest income.

     Average interest-earning assets increased approximately $34.0 million or 4.1% to $853.7 million for the three months ended June 30, 2007 from $819.7 million in the same period last year. For the six months ended June 30, 2007, average interest-earning assets increased approximately $32.4 million or 4.0% to $844.1 million from $811.7 million in the same period in 2006. The increase in average interest-earning assets for the three month period ended June 30, 2007 was the result of a 4.4% or $30.0 million increase in average total loans combined with a 21.0% or $8.5 million increase in average Federal funds sold and interest bearing deposits in banks balance. These increases were partially offset by a $4.5 million or 4.7% decrease in average investment securities. For the six month period ended June 30, 2007, the increase was the result of a 4.0% or $27.0 million increase in average total loans, combined with a 27.7% or $10.2 million increase in average federal funds sold. These increases were partially offset by a $4.8 million or 5.1% decrease in average investment securities.

     Average interest-bearing liabilities increased approximately $35.7 million or 5.3% to $703.5 million for the three months ended June 30, 2007, from $667.8 million in the same period in 2006. For the six month ended June 30, 2007, average interest-bearing liabilities increased $38.4 million or 5.9% to $694.5 million from $656.0 million in the same period in 2006. The increase in average interest-bearing liabilities for the three month period was primarily the result of a $33.0 million or 5.6% increase in interest-bearing deposits and a $2.6 million or 4.1% increase in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the six month period was primarily the result of a $41.6 million or 7.2% increase in interest-bearing deposits, partially offset by a $3.2 million or 4.8% decrease in FHLB advances and other borrowings. Period end deposits benefited from a $45 million deposit from one depositor that was withdrawn on the first business day of July 2007.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                           THREE MONTHS ENDED JUNE 30,

        (Dollars in thousands)                                          2007                                2006
                                                           ------------------------------      -----------------------------

                                                            Average              Average       Average               Average
          ASSETS                                            Balance    Interest    Rate        Balance     Interest    Rate
                                                            -------    --------  --------      -------     --------    ----
          Federal funds sold and interest
                bearing deposits in banks                  $ 48,629    $    648     5.34%     $ 40,182      $   500   4.99%
          Investment securities:
               Taxable                                       79,424         945     4.77%       79,955          951   4.77%
               Tax-exempt(1)                                 10,760         118     4.39%       14,679          146   3.99%
                                                            -------     -------     -----      -------      -------   -----

               Total investment securities                   90,184       1,063     4.73%       94,634        1,097   4.65%

          Loans and leases: (2)
               Taxable                                      700,310     12,464(3)   7.14%      670,384       11,355   6.79%
               Tax-exempt(1)                                 14,541        267      7.36%       14,494          228   6.31%
                                                            -------     -------     -----      -------      -------   -----

               Total loans and leases                       714,851     12,731      7.14%      684,878       11,583   6.78%
                                                            -------    -------      -----      -------       ------   -----

          Total interest-earning assets                     853,664     14,442      6.79%      819,694       13,180   6.45%
          Non-interest earning assets:
               Allowance for loan
               and lease losses                              (8,110)                           (8,579)
               Cash and due from banks                       24,171                             23,334
               Other assets                                  28,521                             23,884
                                                            -------                            -------

          Total assets                                     $898,246                           $858,333
                                                            =======                            =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Savings, NOWS & money market deposits             $363,365    $ 2,213     2.44%        $375,868   $ 1,800   1.92%
         CD and other time deposits                         258,339      3,033     4.71%         212,875     2,137   4.03%
                                                            -------     ------     -----         -------    ------   -----

         Total interest bearing deposits                    621,704      5,246     3.38%         588,743     3,937   2.68%
         Subordinated debentures                             15,578        499(4) 12.85%          15,465       319   8.27%
         Federal Home Loan Bank advances and
          other borrowings                                   66,174        624     3.78%          63,543       635   4.01%
                                                             ------     ------    ------        --------     -----

         Total interest bearing liabilities                 703,456      6,369     3.63%         667,751     4,891   2.94%
                                                            -------     ------     -----         -------     -----

         Non-interest bearing liabilities:
               Non-interest bearing demand deposits         123,926                            125,117
               Other liabilities                              6,959                              4,704
                                                            -------                            -------

          Total liabilities                                 834,341                            797,572
          Stockholders' equity                               63,905                             60,761
                                                            -------                            -------

          Total liabilities and stockholders' equity       $898,246                           $858,333
                                                            =======                            =======

          Net interest income                                          $ 8,073                              $8,289
                                                                        ======                               =====

          Net yield on interest earning assets                                     3.79%                             4.06%
                                                                                   ====                              ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2007 and 2006.
(2)  Non-accruing loans are included in the average balance.
(3) Includes $282 thousand of income related to the sale of a $5.9 million loan that had been on non-accrual status.
(4) Includes $161 thousand of expense for accelerated amortization of issuance costs related to early redemption of debentures.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                            SIX MONTHS ENDED JUNE 30,

        (Dollars in thousands)                                          2007                                2006
                                                           ------------------------------     -----------------------------
                                                            Average              Average       Average              Average
          ASSETS                                            Balance    Interest    Rate        Balance    Interest    Rate
                                                            -------    --------    ----        -------    --------    ----
          Federal funds sold and interest
                bearing deposits in banks                  $ 47,179    $ 1,245     5.32%      $  36,947   $    875   4.78%
          Investment securities:
               Taxable                                       79,867      1,895     4.79%         80,224      1,951   4.90%
               Tax-exempt(1)                                 10,215        220     4.35%         14,678        296   4.07%
                                                            -------     ------     -----        -------      -----   -----

               Total investment securities                   90,082      2,115     4.74%         94,902      2,247   4.77%

          Loans and leases: (2)
               Taxable                                      692,969     24,224(3)  7.05%        665,192     21,978   6.66%
               Tax-exempt(1)                                 13,844        476     6.93%         14,658        457   6.28%
                                                            -------     ------     -----       --------     ------   -----

               Total loans and leases                       706,813     24,700     7.05%        679,850     22,435   6.65%
                                                            -------     ------     -----      ---------     ------   -----

          Total interest-earning assets                     844,074     28,060     6.70%        811,699     25,557   6.35%
          Non-interest earning assets:
               Allowance for loan
               and lease losses                              (8,133)                              (8,567)
               Cash and due from banks                       23,996                               23,571
               Other assets                                  26,553                               23,703
                                                             ------                              -------

          Total assets                                     $886,490                             $850,406
                                                            =======                              =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Savings, NOWS & money market deposits               $361,641  $ 4,278     2.39%        $372,624   $ 3,299   1.79%
         CD and other time deposits                           253,353    5,862     4.67%         200,799     3,835   3.85%
                                                              -------   ------     -----         -------   -------   -----

         Total interest bearing deposits                      614,994   10,140     3.32%         573,423     7,134   2.51%
         Subordinated debentures                               15,522      834(4) 10.84%          15,465       617   8.05%
         Federal Home Loan Bank advances and
          other borrowings                                     63,941    1,218     3.84%          67,137     1,274   3.83%
                                                              -------  -------     -----         -------   -------   -----

         Total interest bearing liabilities                   694,457   12,192     3.54%         656,025     9,025   2.77%
                                                              -------  -------     -----         -------     -----   -----

         Non-interest bearing liabilities:
               Non-interest bearing demand deposits           121,356                            129,028
               Other liabilities                                7,198                              5,013
                                                              -------                            -------

          Total liabilities                                   823,011                            790,066
          Stockholders' equity                                 63,479                             60,340
                                                              -------                            -------

          Total liabilities and stockholders' equity         $886,490                           $850,406
                                                              -------                            =======

          Net interest income                                          $ 15,868                             $16,532
                                                                        =======                              ======

          Net yield on interest earning assets                                     3.79%                             4.11%
                                                                                   ====                              ====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2007 and 2006.
(2)  Non-accruing loans are included in the average balance.
(3) Includes $282 thousand of income related to the sale of a $5.9 million loan that had been on non-accrual status.
(4) Includes $161 thousand of expense for accelerated amortization of issuance costs related to early redemption of debentures.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

INTEREST INCOME

Interest income on Federal Funds sold and other overnight investments for the three and six month periods ended June 30, 2007, increased $148 thousand and $370 thousand to $648 thousand and $1.2 million, respectively, when compared to the same periods in 2006. The increase in interest income on Federal Funds sold and other overnight investments for the three month period is the direct result of a 21.0% or $8.4 million increase in the average federal funds sold and other overnight investments balance and a 35 basis point increase on the rates earned. The increase for the six month period is the direct result of a 27.7% increase or $10.2 million increase in the average federal funds sold and other overnight investments balance and a 54 basis point increase in the rates earned.

On a tax equivalent basis, interest income on investment securities decreased 3.1% or $34 thousand to $1.1 million for the three month period ended June 30, 2007 when compared to the same period in 2006. For the six month period ended June 30, 2007, interest income on investment securities decreased 5.9% or $132 thousand to $2.1 million from $2.2 million when compared to the same period in 2006. The decrease for the three month period is due to a 4.7% or $4.5 million decrease of the average balance of investment securities, partially offset by an 8 basis point increase earned on these investments. The decrease for the six month period ended June 30, 2007 is the result of a 5.1% or $4.8 million decrease of the average balance of investment securities and a decrease of 3 basis points on the rate earned on these investments.

Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio increased $1.1 million or 9.9% to $12.7 million for the three months ended June 30, 2007, compared to the same period in 2006. Interest income on loans increased $2.3 million or 10.1% to $24.7 million for the six months ended June 30, 2007, compared to the same period in 2006. The increase in interest income for the three month period ended June 30, 2007 is the direct result of a $30.0 million or 4.4% increase in the average balance of loans and leases outstanding combined with a 36 basis point increase in the average interest rate earned on the portfolio. The increase in interest income for the six month period ended June 30, 2007 is the direct result of a $27.0 million or 4.0% increase in the average balance of loans and leases outstanding combined with a 40 basis point increase in the average interest rate earned on the portfolio. Interest income for the three and six months ended June 30, 2007 also includes the recognition of $282 thousand of income in the second quarter of 2007 related to the sale of a $5.9 million loan that had been on non-accrual status.


INTEREST EXPENSE

Interest expense on deposit accounts increased $1.3 million or 33.2% to $5.2 million for the three months ended June 30, 2007 compared to the same period in 2006. Interest expense on deposit accounts increased $3.0 million or 42.1% to $10.1 million for the six months ended June 30, 2007 compared to the same period in 2006. This increase for the three months ended June 30, 2007 was due to a $33.0 million or 5.6% increase in average total interest-bearing deposits combined with a 70 basis point increase in the average interest rates paid on these deposits. This increase for the six months ended June 30, 2007 was due to a $41.6 million or 7.2% increase in average total interest-bearing deposits combined with an 81 basis point increase in the average interest rates paid on these deposits.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

Market interest rate increases, increased competitive pricing and stronger consumer demand for higher interest-bearing deposit accounts have put pressure on the pricing of the Corporation's deposit base and on the cost of raising new deposits. Competition for deposits from other banks and non-banking institutions such as credit unions and mutual fund companies continues to be strong. As the Corporation competes for deposit dollars to fund its growth, this component of net interest income will continue to rise. Additionally, alternative funding sources continue to be explored. There can be no assurance that such alternative sources will be acquired on terms and conditions that are satisfactory to the Corporation.

Interest expense on subordinated debentures increased $180 thousand to $499 thousand for the three month period ended June 30, 2007 from $319 thousand for the same period in 2006. Interest expense on subordinated debentures increased $217 thousand to $834 thousand for the six month period ended June 30, 2007 from $617 thousand when compared to the same period in 2006. The increase for the three and six month periods ended June 30, 2007 was primarily due to an increase in the average interest rate paid on these debentures resulting from market interest rate increases. The increase in interest expense was also due to a $161 thousand charge to interest expense recorded in the second quarter of 2007. The charge was for accelerated amortization of issuance costs related to the July 2007 early redemption of $5.2 million of debentures that were issued by the First Chester County Corporation. The redemption of the debentures was coordinated with a new $5.2 million issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points.

Interest expense on Federal Home Loan Bank ("FHLB") and other borrowings decreased by $11 thousand or 1.7% to $624 thousand for the three month period ended June 30, 2007 from $635 thousand for the same period in 2006. This decrease for the three month period ended June 30, 2007 is primarily due to a 23 basis point decrease in the average interest rate paid on these borrowing combined with a $2.6 million or 4.1% decrease in the average balances of these funding sources. Interest expense on FHLB and other borrowings decreased by $56 thousand or 4.4% to $1.2 million for the six month period ended June 30, 2007 from $1.3 million for the same period in 2006. This decrease for the six month period ended June 30, 2007 is primarily due to a $3.2 million or 4.8% decrease in the average balances of these funding sources. FHLB borrowing has been an alternative to deposits to support loan growth.

PROVISION FOR LOAN AND LEASE LOSSES

During the three and six month periods ended June 30, 2007, the Corporation recorded a $0 and a $0 thousand provision for loan and lease losses compared to $0 thousand and $3 thousand for the same periods in 2006. The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on Management's evaluation of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers ability to pay.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

                                                Three Months      Six Months
                                                   Ended            Ended
                                                  June 30,         June 30,
(Dollars in thousands)                      ----------------- ------------------
                                                2007    2006     2007     2006
                                                ----    ----     ----     ----

Balance at beginning of period               $ 8,128 $ 8,579  $ 8,186  $ 8,549
                                              ------  ------   ------   ------

Provision charged to operating expense            --      --       --        3

  Recoveries of loans previously charged-off      51     220       81      292
  Loans charged-off                             (126)    (25)    (240)     (70)
                                              ------  ------   ------   ------
Net loan (charge-offs)/recoveries                (75)    195     (159)     222

Allowance other adjustment (1)                     6    (523)      32     (523)
                                             -------  ------   ------   ------

Balance at end of period                     $ 8,059 $ 8,251  $ 8,059  $ 8,251
                                              ======  ======   ======   ======
Period-end loans outstanding                $720,530 $686,387 $720,530 $686,387
Average loans outstanding                   $714,851 $684,878 $706,813 $679,850
Allowance for loan and lease losses as a
  percentage of period-end loans outstanding   1.12%    1.20%    1.12%    1.20%

Net charge-offs to average loans
    outstanding                                0.01%  (0.03%)    0.02%   (0.03%)

(1) The "Allowance other adjustment" represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank.

Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans and leases to net realizable value based on current assessments of the value of the collateral securing such loans and leases. Non-performing loans and leases are generally collateralized and are in the process of collection. Non-performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. At June 30, 2007 there are sixteen non-accrual loan balances as compared to seventeen non-accrual loans at December 31, 2006. The non-accrual loan and lease balances decreased $6.0 million to $1.2 million at June 30, 2007 from $7.3 million at December 31, 2006. The decline was mainly due to the sale of the $5.9 million non-accrual loan previously mentioned. The loan had been on non-accrual status since November 2004. The percentage of non-accrual loans to gross loans was .17% at June 30, 2007 as compared to 1.05% at December 31, 2006 and 1.04% as of June 30, 2006. Management continues to take steps to reduce non-accrual loan and lease levels and correct and control current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases:

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

             (Dollars in thousands)                                      June 30,                   December 31,
                                                                -------------------------        ----------------
                                                                   2007          2006                  2006
                                                                -----------   -----------        ----------------

             Past due over 90 days and still accruing             $  3,580(2 )$       222        $           793
             Non-accrual loans and leases (1)                        1,241          7,136                  7,289
                                                                  --------         ------                 ------
             Total non-performing loans and leases                   4,821          7,358                  8,082

             Other real estate owned                                    78              -                      -
                                                                  --------         ------                  -----
             Total non-performing assets                         $   4,899        $ 7,358                $ 8,082
                                                                  ========         ======                 ======

             Non-performing loans and leases as a
             percentage of total loans and leases                    0.67%          1.07%                  1.16%

             Allowance for loan and lease losses as
             a percentage of non-performing
             loans and leases                                      167.17%        112.14%                101.29%

             Non-performing assets as a percentage of
             total loans and other real estate owned                 0.68%          1.07%                  1.16%

             Allowance for loan and lease losses as a
             percentage of non-performing assets                   164.49%        112.14%                101.29%

          (1) Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

          (2) Includes one $2.9 million commercial loan that is secured by real estate. Subsequent to June 30, 2007, this balance was collected.

Management is not aware of any loans or leases other than those included in these tables that would be considered potential problem loans and cause Management to have doubts as to the borrower's ability to comply with loan repayment terms.

The Corporation held one other real estate owned ("OREO") as of June 30, 2007, this represents a $78 thousand increase when compared to the same period in 2006.

The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

FASB 114  "Accounting  by  Creditors  for  Impairment  of  Loans"  requires  the
Corporation  to  examine  commercial  and  non-residential   mortgage  loans  on
non-accrual status for impairment. The balance of impaired loans was $1.2 million, $7.3 million, and $7.1 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The associated allowance for impaired loans was $60 thousand, $840 thousand, and $881 thousand at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

For the three and six month periods ended June 30, 2007, activity in the allowance allocable to impaired loan includes additions of $1 thousand and $1 thousand, respectively. Charge-offs for the three and six months ended June 30, 2007, were $0 and $1 thousand, respectively. There were no recoveries in either the three or six month periods ended June 30, 2007. Contractual interest was $100 thousand for the three months ended June 30, 2007 and $273 thousand for the six months ended June 30, 2007. Total cash collected on non-accrual loans for the three and six month periods ended June 30, 2007 was $5.9 million and $6.1 million, respectively, all of which was applied to principal. Loans returned to performing for the three month and six month periods ended June 30, 2007 was $0 thousand and $0 thousand.

NON-INTEREST INCOME

Total non-interest income increased 16.9% or $410 thousand to $2.8 million for the three months ended June 30, 2007, when compared to the same period in 2006. Total non-interest income increased 14.3% or $647 thousand to $5.2 million for the six month period ended June 30, 2007, when compared to the same period in 2006. The various components of non-interest income are discussed below.

The largest component of non-interest income is Wealth Management revenue, which increased $61 thousand or 6.8% to $961 thousand for the three month period ended June 30, 2007 from $900 thousand during the same period in 2006. Wealth Management revenue increased $138 thousand or 8.1% to $1.8 million for the six month period ended June 30, 2007 from $1.7 million during the same period in 2006. Wealth Management revenue is based primarily on the market value of assets under management. The market value of assets under management at June 30, 2007 was $566.0 million compared to $527.8 million at June 30, 2006.

Service charges on deposit accounts increased $62 thousand or 12.2% to $569 thousand for the three month period ended June 30, 2007 compared to $507 thousand for the same period in 2006. For the six month period ended June 30, 2007, service charges on deposit accounts increased $147 thousand or 15.3% to
1.1 million compared to $960 thousand for the same period in 2006. The increase in service charges is primarily due to an increase in charges on retail and commercial demand deposit accounts.

The corporation recognized a net gain of $2 thousand on sales of investment securities during the six month period ended June 30, 2007 compared with a net loss of $80 thousand during the same period in 2006. These net gains and losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with one customer. The income on these leases is classified as "Rental Income". Rental Income on operating lease agreements increased $38 thousand or 13.7% to $316 thousand for the for the three months ended June 30, 2007 as compared to the same period in 2006. Rental Income on operating lease agreements increased $77 thousand or 14.1% to $623 thousand for the for the six months ended June 30, 2007 as compared to the same period in 2006.

Gains on the sale of fixed assets was $0 thousand for the three and six month periods ended June 30, 2007 as compared to gains of $9 thousand and $19 thousand for the same periods in 2006.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

Gains and fees on the sale of loans increased $264 thousand or 303.4% for the three months ended June 30, 2007 and increased $249 thousand or 150.9% for the six months ended June 30, 2007 compared to the same periods in 2006. The three and six months ended June 30, 2007 includes a $225 thousand gain recorded in the second quarter of 2007 related to the sale of the $5.9 million loan as previously mentioned. Excluding this event, gains and fees on the sale of loans increased $39 thousand or 44.8% from $87 thousand to $126 thousand for the three months ended June 30, 2007 compared to the same period in 2006, and gains and fees on the sale of loans increased $24 thousand or 14.5% from $165 thousand to $189 thousand for the six months ended June 30, 2007 compared to the same period in 2006. Theses increase are primarily due to a higher volume of originations and sales of residential mortgages during the three and six months ended June 30, 2007 as compared to the same period in 2006.

Other non-interest income decreased $6 thousand or 0.9% to $638 thousand for the three months ended June 30, 2007 compared to same period in 2006. Other non-interest income decreased $27 thousand or 2.2% to $1.2 million for the six months ended June 30, 2007 compared to same period in 2006. Other non-interest income includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income.

NON-INTEREST EXPENSE

Total non-interest expense increased $617 thousand or 8.0% to $8.3 million for the three months ended June 30, 2007, when compared to the same period in 2006. Total non-interest expense increased $1.1 million or 7.0% to $16.4 million for the six months ended June 30, 2007, when compared to the same period in 2006. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased $754 thousand or 18.2% to $4.9 million for the three month ended June 30, 2007 compared to the same period in 2006. Salaries and employee benefits increased $1.1 million or 12.5% to $9.6 million for the six month ended June 30, 2007 compared to the same period in 2006. The higher salary and benefits expense for the three and six months ended June 30, 2007 was primarily due to a higher average employee headcount; specifically, staffing for new branches as well as new key employees in the Wealth Management Division, commercial lending and leasing areas.

Net occupancy, equipment and data processing expense decreased $131 thousand or 9.3% to $1.3 million during the three months ended June 30, 2007 when compared to the same period in 2006. Net occupancy, equipment and data processing expense decreased $128 thousand or 4.6% to $2.6 million during the six months ended June 30, 2007 when compared to the same period in 2006. The decrease for the three and six month periods ended June 30, 2007 is mainly due to past capital expenditures which became fully depreciated in 2007.

Depreciation on operating leases increased $19 thousand or 7.9% to $261 thousand for the three months ended June 30, 2007 when compared to the same period in 2006. Depreciation on operating leases increased $46 thousand or 9.7% to $519 thousand for the six months ended June 30, 2007 when compared to the same period in 2006. This depreciation expense is the result of operating lease agreements the Corporation has with one of our customers. The income associated with these operating leases is classified as Rental Income.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

Expenses for professional services increased $43 thousand or 9.8% to $482 thousand for the three months ended June 30, 2007 when compared to the same period in 2006. Professional services expense increased $93 thousand or 10.3% to $996 thousand for the six months ended June 30, 2007 when compared to the same period in 2006.

Marketing expense increased $22 thousand, or 8.2% to $291 thousand for the three months ended June 30, 2007 when compared to the same period in 2006. Marketing expense increased $158 thousand, or 42.6% to $529 thousand for the six months ended June 30, 2007 when compared to the same period in 2006. The increase was primarily attributable to higher expense from our continued investment in heightened brand awareness in new markets, efforts to deepen relationships with existing clients and attracting new consumer and business clients.

Total other non-interest expense decreased $95 thousand or 9.2% to $936 thousand for the three months ended June 30, 2007 compared to the same period in 2006. Total other non-interest expense decreased $56 thousand or 2.9% to $1.8 million for the six months ended June 30, 2007 compared to the same period in 2006. Other non-interest expense includes annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies.

INCOME TAXES

Income tax expense for the three and six month periods ended June 30, 2007 was $709 thousand and $1.3 million, compared to $833 thousand and $1.5 million for the same periods in 2006. This represents an effective tax rate of 28.5% and 28.5% for the three and six month periods ended June 30, 2007 compared with 28.6% and 28.3% for the same periods in 2006.

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

                                       For the Six Months Ended           For the year ended
(Dollars in thousands)                       June 30, 2007                 December 31, 2006
                                    ----------------------------       ------------------------

                                      Average         Effective         Average        Effective
DEPOSIT TYPE                          Balance            Yield          Balance           Yield
------------                          -------         ----------       ---------        ---------

NOW Accounts                        $ 153,498              2.21%       $ 134,076          1.76%
Money Market                           91,592              4.19%          80,009          3.84%
Statement Savings                      45,443              0.80%          49,699          0.80%
Other Savings                             550              1.06%             636          0.56%
Tiered Savings                         70,558              1.45%         104,334          1.49%
                                      -------                            -------
Total NOW Savings,                    361,641              2.39%         368,754          2.00%
 and Money Market

CDs less than $100,000                201,461              4.71%         169,630          4.16%
CDs greater than $100,000              51,892              4.50%          44,795          3.99%
                                      -------                            ------
Total CDs                             253,353              4.67%         214,425          4.13%

Total Interest Bearing Deposits       614,994              3.32%         583,179          2.78%

Non-Interest Bearing
  Demand Deposits                     121,356                            126,461
                                      -------                            -------

Total Deposits                      $ 736,350              2.78%        $709,640          2.29%
                                      -------                            -------

The Bank, as a member of FHLB, maintains several credit facilities. During the three and six month periods ended June 30, 2007, average FHLB advances were $66.2 million and $63.9 million, respectively, and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.8% and 3.8%, respectively. The Bank currently has a maximum borrowing capacity with FHLB of approximately $245.5 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank's FHLB stock.

To supplement the Corporation's sources of liquidity, the Corporation has initiated the use of alternative funding sources such as brokered deposits and bringing off-balance sheet "swept" funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to re-pricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $270.4 million or 28.4% of total assets at June 30, 2007 compared with a negative $241.1 million or 27.6% of total assets at December 31, 2006. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of June 30, 2007:

                                                     Two            Over
(Dollars in thousands)                 Within      through          five          Non-rate
                                      one year    five years        years         sensitive           Total
                                     ----------  -------------   ----------      -----------       ----------
ASSETS
 Federal funds sold                  $  86,478   $           -   $        -      $         -       $  86,478
 Investment securities                  15,735          52,548       24,407                -          92,690
 Interest bearing deposits in banks        324               -            -                -             324
 Net loans and leases                  245,883         372,505      102,142           (8,059)        712,471
 Cash and due from banks                     -               -            -           30,198          30,198
 Premises and equipment                      -               -            -           17,532          17,532
 Other assets                                -               -            -           11,931          11,931
                                       -------    ------------     --------        ---------        --------
 Total assets                        $ 348,420   $     425,053   $  126,549       $   51,602       $ 951,624
                                       =======     ===========     ========        =========        ========

LIABILITIES AND CAPITAL
 Non-interest bearing deposits       $       -   $           -   $        -       $ 176,975        $ 176,975
 Interest bearing deposits             593,889          18,215        5,127               -          617,231
 FHLB advances and other                 4,345          58,692        2,413               -           65,450
 Junior subordinated debentures         20,620               -            -               -           20,620
 Other liabilities                           -               -        7,631               -            7,631
 Capital                                     -               -            -          63,717           63,717
                                       -------    ------------     --------        --------         --------
 Total liabilities & capital         $ 618,854   $      76,907   $   15,171       $ 240,692        $ 951,624
                                       =======    ============     ========        ========         ========

 Net interest rate
  sensitivity gap                    $(270,434)  $     348,146   $  111,378       $(189,090)
                                      ========     ===========     ========        ========
 Cumulative interest rate
  sensitivity gap                    $(270,434)  $      77,712   $  189,090       $       -
                                      ========     ===========     ========        ========
 Cumulative interest rate
  sensitivity gap divided
  by total assets                       (28.4%)           8.2%        19.9%
                                      ========     ===========     ========

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

The Corporation intends to open new branches throughout Chester County over the next several years. A new customer-focused branch design was introduced when construction was finished on the branch building in Oxford, Pennsylvania in 2005. The new "signature look" will be rolled out to new and certain current locations. We are currently constructing a new branch in Kennett Square, PA. Technological improvements, including enhanced security over customer information, a more proactive disaster recovery system, and an improved infrastructure to support more internet banking products are also expected in the future.

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2007, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

                                                As of June 30,            As of December 31,
                                          --------------------------      ------------------     "Well Capitalized"
                                            2007             2006                2006               Requirements
                                          ----------      ----------           -------           ------------------
     Corporation
Leverage Ratio                                 8.99%            9.16%            9.34%                         N/A
Tier I Capital Ratio                          10.51%           11.06%           11.26%                         N/A
Total Risk-Based Capital Ratio                11.62%           12.22%           12.49%                         N/A
     Bank
Leverage Ratio                                 8.37%            8.45%            8.58%                       5.00%
Tier I Capital Ratio                           9.78%           10.15%           10.31%                       6.00%
Total Risk-Based Capital Ratio                10.90%           11.32%           11.53%                       0.00%

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

Management's Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, as of June 30, 2007, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation's internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers, regularly assesses the adequacy of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. During the second quarter of 2007, there were no such changes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                    ISSUER PURCHASES OF EQUITY SECURITIES (1)



                                  (a)            (b)                 (c)                                      (d)
                           Total Number       Average       Total Number of Share                   Maximum Number (or
         Period             of Shares        Price Paid    (or Units) Purchased as Part          Approximate Dollar Value)
                            (or Units)       per Share    of Publicly Announced Plans        of Shares (or Units) that May Yet Be
                            Purchased        (or Unit)         or Programs (1)             Purchased Under the Plans or Programs (1)
April 1 to April 30, 2007    16,000 (2)        $21.16              16,000 (2)                          $7,902,483


May 1 to May 31, 2007           --               --                  --                                $7,902,483


June 1 to June 30, 2007         --               --                  --                                $7,902,483


Total                        16,000 (2)        $21.16              16,000 (2)                          $7,902,483

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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders of the Corporation was held on April 17, 2007 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about March 17, 2007, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

         The only matter submitted to a vote of shareholders at the meeting was the election of five Class II directors.

         There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All five of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

            Nominee                                  For                Withheld
            -------                               ---------            ---------

         Brian K. Campbell                        3,670,313              170,622

         M. Robert Clarke                         3,207,901              633,034

         Matthew S. Naylor                        3,664,808              176,127

         David L. Peirce                          3,207,181              633,754

         Kevin C. Quinn                           3,670,643              170,292


         The names of the other directors whose terms of office as directors continued after the meeting are as follow: John J. Ciccarone, Clifford
         E. DeBaptiste, Lynn Marie Johnson-Porter, John B. Waldron, John A. Featherman, III, John S. Halsted, J. Carol Hanson, and Edward A. Leo.

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

         3(ii).Bylaws  of  the   Corporation,   as  amended.   Copy  of  the
               --------------------------------------------
         Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

         10.1 Lease Agreement, dated as of May 1, 2007 by and between First National Bank of Chester County and Beiler-Campbell Inc (an affiliate of Brian Campbell, a Director of the Corporation).*

         31.1    Rule 13a-14(a) Certification of Chief Executive Officer*
         31.2    Rule 13a-14(a) Certification of President*
         31.3    Rule 13a-14(a) Certification of Chief Financial Officer*

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



                        FIRST CHESTER COUNTY CORPORATION





                                    /s/John A. Featherman, III
                                    --------------------------
              August 8, 2007        John A. Featherman, III
                                    Chief Executive Officer




              August 8, 2007        /s/John E. Balzarini
                                    --------------------------
                                    John E. Balzarini
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

          The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those marked "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate):

          3(i). Certificate~of~Incorporation. Copy of the Corporation's Articles
                ----------------------------
          of Incorporation,  as amended,  is incorporated herein by reference to
          Exhibit 3 (i) to the Corporation's Quarterly Report On Form 10-Q for the quarter ended March 31, 2004.

          3(ii). Bylaws  of  the   Corporation,   as  amended.     Copy  of  the
                 --------------------------------------------
          Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

          10.1 Lease Agreement, dated as of May 1, 2007, by and between First National Bank of Chester County and Beiler-Campbell Inc (an affiliate of Brian Campbell, a Director of the Corporation).*

          31.1     Rule 13a-14(a) Certification of Chief Executive Officer*
          31.2     Rule 13a-14(a) Certification of President *
          31.3     Rule 13a-14(a) Certification of Chief Financial Officer*

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

                                  Exhibit 31.1
                                  CERTIFICATION

I, John A. Featherman, III, Chief Executive Officer of the Corporation,  certify
   -----------------------
that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2007 of First Chester County Corporation;

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

August 8, 2007


/s/ John A. Featherman, III
---------------------------
John A. Featherman, III
Chief Executive Officer

                                  Exhibit 31.2
                                  CERTIFICATION

I, Kevin C. Quinn, President of the Corporation, certify that:
   --------------

1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2007 of First Chester County Corporation;

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

August 8, 2007

/s/Kevin C. Quinn
-----------------
Kevin C. Quinn
President

                                  Exhibit 31.3
                                  CERTIFICATION

I,  John E. Balzarini, Chief Financial Officer of the Corporation, certify that:
    -----------------

1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2007 of First Chester County Corporation;

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

August 8, 2007



/s/John E. Balzarini
--------------------
John E. Balzarini
Chief Financial Officer

                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Featherman, III, Chief Executive Officer and Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    August 8, 2007
                                                     /s/John A. Featherman, III
                                                     --------------------------
                                                     John A. Featherman, III
                                                     Chief Executive Officer and
                                                     Chairman of the Board

                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin
C. Quinn, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    August 8, 2007
                                                              /s/Kevin C. Quinn
                                                              -----------------
                                                              Kevin C. Quinn
                                                              President

                                  EXHIBIT 32.3


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of First Chester County Corporation (the "Company") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Balzarini, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date:    August 8, 2007
                                                         /s/John E. Balzarini
                                                         -----------------------
                                                         John E. Balzarini
                                                         Chief Financial Officer