Form 10-Q
period 2007-09-30
FIRST CHESTER COUNTY CORP
filed 2007-11-09
CIK 744126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, OR
                               ------------------

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

The number of shares outstanding of Common Stock of the Registrant as of November 9, 2007 was 5,162,618.



                                      INDEX
                                                                            PAGE
                                                                            ----

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements
          Consolidated Balance Sheet
          September 30, 2007 (unaudited) and December 31, 2006                 3

          Consolidated Statements of Income
          Three and Nine months Ended September 30, 2007 and 2006 (unaudited)  4

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2007 and 2006 (unaudited)            5

          Consolidated Statements of Stockholders' Equity
          Nine Months Ended September 30, 2007 and 2006 (unaudited)            6

          Notes to Consolidated Financial Statements                        7-10

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11-26

Item 3 - Quantitative and Qualitative Disclosures about Market Risk           27

Item 4 - Controls & Procedures                                                27

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings                                                    28

Item 1A - Risk Factors                                                        28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          28

Item 3 - Defaults Upon Senior Securities                                      29

Item 4 - Submission of Matters to a Vote of Security Holders                  29

Item 5 - Other Information                                                    29

Item 6 - Exhibits                                                             29

Signatures                                                                    30

Index to Exhibits                                                             31

Exhibits                                                                   32-37

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands)                                                                September 30,   December 31,
                                                                                          2007            2006
                                                                                      -------------   ------------
                                                                                       (unaudited)

ASSETS
   Cash and due from banks                                                               $  24,373       $  27,556
   Federal funds sold and other overnight investments                                       57,918          44,500
   Interest bearing deposits                                                                   570             285
                                                                                         ---------       ---------

                Total cash and cash equivalents                                             82,861          72,341
                                                                                         ---------       ---------

   Investment securities held-to-maturity (fair value of $0
       at September 30, 2007 and $5 at December 31, 2006, respectively)                          -               5

   Investment securities available-for-sale, at fair value                                  92,640          88,709

   Loans and leases                                                                        719,530         694,343
   Less:  allowance for loan and lease losses                                               (8,041)         (8,186)
                                                                                         ---------       ---------
                Net loans and leases                                                       711,489         686,157

   Premises and equipment, net                                                              17,139          13,988
   Other assets                                                                             19,708          10,894
                                                                                         ---------       ---------
                Total assets                                                             $ 923,837       $ 872,094
                                                                                         =========       =========
LIABILITIES
   Deposits
        Non-interest-bearing                                                             $ 114,640       $ 129,911
        Interest-bearing (including certificates of deposit over $100 of $51,642 and $43,825 at September 30, 2007 and
           December 31, 2006, respectively)                                                628,581         594,757
                                                                                         ---------       ---------

        Total deposits                                                                     743,221         724,668

   Federal Home Loan Bank advances and other borrowings                                     85,400          61,596
   Subordinated debt                                                                        15,465          15,465
   Other liabilities                                                                        13,519           7,103
                                                                                         ---------       ---------

        Total liabilities                                                                $ 857,605       $ 808,832
                                                                                         ---------       ---------

STOCKHOLDERS' EQUITY
   Common stock, par value $1.00; authorized 10,000,000 shares;
       outstanding, 5,279,815 at September 30, 2007 and December 31, 2006                    5,280           5,280
   Additional paid-in capital                                                               10,990          11,939
   Retained earnings                                                                        54,330          50,486
   Accumulated other comprehensive loss                                                     (1,841)         (1,473)
   Treasury stock, at cost:  117,197 shares and 128,075 shares
       at June 30, 2007 and December 31, 2006, respectively                                 (2,527)         (2,970)
                                                                                         ---------       ---------

                   Total stockholders' equity                                               66,232          63,262
                                                                                         ---------       ---------

                   Total liabilities and stockholders' equity                            $ 923,837       $ 872,094
                                                                                         =========       =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(Dollars in thousands - except per share)                                  Three Months Ended             Nine Months Ended
                                                                               September 30,                 September 30,
                                                                  -------------------------------    --------------------------
                                                                          2007             2006              2007        2006
                                                                          ----             ----              ----        ----
INTEREST INCOME
   Loans and leases, including fees                                 $     12,655        $  11,741         $  37,206   $  34,031
   Investment securities                                                   1,050            1,083             3,100       3,240
   Federal funds sold and deposits in banks                                  676              649             1,920       1,525
                                                                    ------------        ---------         ---------   ---------

                Total interest income                                     14,381           13,473            42,226      38,796
                                                                          ------           ------            ------      ------

INTEREST EXPENSE
   Deposits                                                                5,338            4,468            15,477      11,602
   Subordinated debt                                                         321              343             1,155         960
   Federal Home Loan Bank advances and other borrowings                      731              611             1,950       1,885
                                                                           -----        ---------            ------      ------

                Total interest expense                                     6,390            5,422            18,582      14,447
                                                                           -----            -----            ------      ------

                Net interest income                                        7,991            8,051            23,644      24,349

   Provision for loan and lease losses                                        -                 -                 -           3
                                                                           -----            -----            ------      ------

                Net interest income after provision
                for possible loan and lease losses                         7,991            8,051            23,644      24,346
                                                                           -----            -----            ------      ------

NON-INTEREST INCOME
   Wealth Management                                                         865              836             2,714       2,545
   Service charges on deposit accounts                                       595              530             1,703       1,489
   Investment securities gains (losses), net                                   -                -                 2         (80)
   Operating lease rental income                                             326              292               949         838
   Gains on the sales of fixed assets and Other Real Estate Owned          1,376                -             1,376          19
   Gains on the sales of loans                                               118               95               537         261
   Other                                                                     610              576             1,800       1,799
                                                                           -----            -----             -----       -----
                Total non-interest income                                  3,890            2,329             9,081       6,871
                                                                           -----            -----             -----       -----

NON-INTEREST EXPENSE
   Salaries and employee benefits                                          4,755            4,284            14,348      12,810
   Occupancy, equipment and data processing                                1,243            1,322             3,876       4,082
   Depreciation on operating leases                                          269              240               789         713
   Bank shares tax                                                           160              139               481         566
   Professional services                                                     429              515             1,425       1,418
   Marketing                                                                 178              222               707         593
   Other                                                                   1,040              980             2,879       2,880
                                                                           -----            -----            ------      ------
                Total non-interest expense                                 8,074            7,702            24,505      23,062
                                                                           -----            -----            ------      ------

                Income before income taxes                                 3,807            2,678             8,220       8,155

INCOME TAXES                                                               1,030              822             2,288       2,371
                                                                           -----            -----             -----       -----

NET INCOME                                                          $      2,777        $   1,856         $   5,932   $   5,784
                                                                    ============        =========         =========   =========

PER SHARE DATA
    Basic earnings per common share                                 $       0.54        $    0.36         $    1.15   $    1.12
                                                                    ============        =========         =========   =========
    Diluted earnings per common share                               $       0.53        $    0.35         $    1.14   $    1.10
                                                                    ============        =========         =========   =========
    Dividends declared                                              $     0.1350        $  0.1350         $  0.4050   $  0.4050
                                                                    ============        =========         =========   =========

Basic weighted average shares outstanding                              5,165,735        5,175,519         5,159,868     5,152,905
                                                                       =========        =========         =========     =========

Diluted weighted average shares outstanding                            5,221,167        5,263,900         5,221,959     5,244,369
                                                                       =========        =========         =========     =========

The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in thousands)                                                        Nine Months Ended
                                                                                September 30,
                                                                         ------------------------
                                                                              2007         2006
                                                                              ----         ----

OPERATING ACTIVITIES
    Net Income                                                           $    5,932     $   5,784
    Adjustments to reconcile net income to net cash
           provided by operating activities:
    Depreciation                                                              1,908         2,097
    Provision for loan and lease losses                                           -             3
    Amortization of investment security premiums
           and accretion of discounts, net                                      151           189
    Amortization of deferred loan fees                                           (7)           (2)
    Investment securities (gains) and losses, net                                (2)           80
    Gains from the sales of assets                                           (1,386)            -
    (Increase) in other assets                                               (3,476)         (700)
    Increase in other liabilities                                             3,686            36
                                                                         ----------       -------

           Net cash provided by operating activities                     $    6,806     $   7,487
                                                                         ----------     ---------

INVESTING ACTIVITIES
    Net increase in loans                                                   (25,325)      (15,073)
    Proceeds from sales of investment securities available-for-sale           4,583         4,003
    Proceeds from maturities of investment securities available-for-sale     12,619         5,804
    Proceeds from maturities of investment securities held-to-maturity            5             5
    Purchases of investment securities available-for-sale                   (21,840)      (14,104)
    Purchase of premises and equipment, net of sales                         (6,091)       (2,102)
                                                                         ----------       -------

           Net cash used in investing activities                         $  (36,049)    $ (21,467)
                                                                         ----------     ---------

FINANCING ACTIVITIES
    (Decrease) in Federal Home Loan Bank Advances
      and other short term borrowings                                        (5,266)       (2,805)
    Increase in Federal Home Loan Bank borrowings                            35,000             -
    Decrease in Federal Home Loan Bank borrowings                            (5,930)       (4,486)
    Net increase in deposits                                                 18,553        19,472
    Cash dividends paid                                                      (2,088)       (2,086)
    Proceeds from issuance of subordinated debt                               5,155             -
    Repayment of subordinated debt                                           (5,155)            -
    Net increase (decrease) in treasury stock transactions                     (506)          693
                                                                             ------        ------

           Net cash provided by financing activities                         39,763        10,788
                                                                             ------        ------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                         10,520        (3,192)

Cash and cash equivalents at beginning of period                             72,341        68,943
                                                                             ------        ------

Cash and cash equivalents at end of period                                 $ 82,861     $  65,751
                                                                           ========     =========


The accompanying notes are an integral part of these statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                 Accumulated
                                                          Additional                Other                   Total
                                        Common Stock       Paid-in    Retained  Comprehensive  Treasury  Stockholders' Comprehensive
(Dollars in thousands)               Shares   Par Value    Capital    Earnings  Income/(loss)    Stock      Equity          Income
                                   ---------  ---------  ------------ --------  -------------  --------  ------------- -------------

Balance December 31, 2005          5,279,815  $   5,280  $     12,441 $ 46,503  $      (1,929) $ (3,618) $      58,677

Cumulative effect under
SAB No. 108 adjustments                                                   (565)                                   (565)

Balance January 1, 2006            5,279,815  $   5,280  $     12,441 $ 45,938  $      (1,929) $ (3,618) $      58,112

 Net income                                -          -             -    5,784              -         -          5,784 $       5,784
 Cash dividends declared                   -          -             -   (2,088)             -         -         (2,088)            -
 Other comprehensive income
 Net unrealized gains (losses) on
  investment securities
  available-for-sale                       -          -             -        -            349         -            349           349
 Treasury stock transactions               -          -          (584)       -              -     1,279            695             -
 Stock-based compensation
   tax benefit                                                    160                                              160
 Total Comprehensive Income                                                                                            $       6,133
                                                                                                                              ======

Balance September 30, 2006         5,279,815  $   5,280     $  12,017 $ 49,634  $      (1,580) $ (2,339) $      63,012
                                   =========  =========     ========= ========  =============  ========  =============


Balance January 1, 2007            5,279,815  $   5,280     $  11,939 $ 50,486  $      (1,473) $ (2,970) $     63,262

    Net income                          -             -             -    5,932              -         -         5,932  $       5,932
    Cash dividends declared             -             -             -   (2,088)             -         -        (2,088)
    Other Comprehensive Income
     Net unrealized gains (losses)
     on investment securities
     available-for-sale                 -             -             -        -           (368)        -          (368)         (368)
Treasury stock transactions             -             -          (949)       -              -       443          (506)             -
                                   ---------  ---------     --------- --------  -------------  --------  ------------- -------------
    Total Comprehensive Income                                                                                         $       5,564
                                                                                                                       =============

Balance September 30, 2007         5,279,815   $  5,280     $  10,990 $ 54,330  $      (1,841) $ (2,527) $     66,232
                                   =========   ========     ========= ========  =============  ========  ============

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

     The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2006 Annual Report.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS
     ---------------------------------------------
     At September 30, 2007, the Corporation had one restricted stock based compensation plan, pursuant to which, shares of the Corporation's common stock could be issued. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the nine months ended September 30, 2007 the Corporation issued 7 thousand shares of restricted stock. These shares vest over a three year period that began on March 8, 2007. For the three and nine months ended September 30, 2007 the Corporation recorded $38 thousand and $88 thousand, respectively, of expense related to this restricted stock.

     The  Corporation's  ability  to issue  stock  options  under the 1995 Stock
     Option Plan has expired. Outstanding stock options, however, remain in effect according to their terms. Aggregated information regarding the Corporation's Stock Option Plan as of September 30, 2007 is presented below

      (dollars in thousands, except per share data):

                                                 Weighted-  Weighted-Average
                                                  Average       Remaining       Aggregate
                                                 Exercise      Contractual      Intrinsic
                   Options                Shares   Price       Term (years)       Value
                   -------                ------ --------   ----------------    ---------

      Outstanding at January 1, 2007     294,855 $  14.80                  -    $   1,828
      Substitute options issued                -        -                  -            -
      Granted                                  -        -                  -            -
      Exercised                          (76,943)   13.98                  -            -
      Forfeited                           (8,284)   18.04                  -            -
      Expired                                  -        -                  -            -
      Outstanding at September 30, 2007  209,628 $  14.99               2.87    $     736
      Exercisable at September 30, 2007  209,628 $  14.99               2.87    $     736

     There were no options granted during the nine months ended September 30, 2007. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the years nine months ended September 30, 2007 was $736 thousand. As of January 1, 2007 there were no unvested options under the one Corporation's Stock Option Plan.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.   EARNINGS PER SHARE
     ------------------

        Three Months ended September 30, 2007
        -------------------------------------
                                                           Income
                                                        (in thousands)       Shares      Per Share
                                                          (numerator)    (denominator)     Amount
                                                         ------------     -----------    ---------

        Basic earnings per share
           Net income available to common stockholders   $      2,777     5,165,735      $    0.54
        Effect of Dilutive Securities
           Options to purchase common stock                         -        55,432          (0.01)
                                                         ------------     ---------      ---------
        Diluted earnings per share
           Net income available to common stockholders   $      2,777     5,221,167      $    0.53
                                                         ============     =========      =========

     11,987   anti-dilutive   weighted  shares  have  been  excluded  from  this
     computation because the option exercise price was greater than the average market price of the common shares.


        Nine Months ended September 30, 2007
        ------------------------------------
                                                            Income           Shares      Per Share
                                                          (numerator)    (denominator)     Amount
                                                           ---------      -----------    ---------

        Basic earnings per share
           Net income available to common stockholders     $   5,932        5,159,868    $    1.15
        Effect of Dilutive Securities
           Options to purchase common stock                        -           62,091        (0.01)
                                                           ---------        ---------         ----
        Diluted earnings per share
           Net income available to common stockholders     $   5,932        5,221,959    $    1.14
                                                           =========        =========    =========

     13,105   anti-dilutive   weighted  shares  have  been  excluded  from  this
     computation because the option exercise price was greater than the average market price of the common shares.


        Three Months ended September 30, 2006
        -------------------------------------
                                                            Income
                                                          (thousands)       Shares       Per Share
                                                          (numerator)    (denominator)     Amount
                                                           ---------      -----------    ---------

        Basic earnings per share
           Net income available to common stockholders     $   1,856        5,175,519    $    0.36
        Effect of Dilutive Securities
           Options to purchase common stock                        -           88,381        (0.01)
                                                           ---------      -----------    ---------
        Diluted earnings per share
           Net income available to common stockholders     $   1,856        5,263,900    $    0.35
                                                           =========      ===========    =========

     15,861   anti-dilutive   weighted  shares  have  been  excluded  from  this
     computation because the option exercise price was greater than the average market price of the common shares.

        Nine Months ended September 30, 2006
        ------------------------------------
                                                            Income          Shares       Per Share
                                                          (numerator)    (denominator)     Amount
                                                           ---------      -----------    ---------

        Basic earnings per share
           Net income available to common stockholders     $   5,784        5,152,905    $    1.12
        Effect of Dilutive Securities
           Options to purchase common stock                        -           91,464         (.02)
                                                           ---------        ---------    ---------
        Diluted earnings per share
           Net income available to common stockholders     $   5,784        5,244,369    $    1.10
                                                           =========        =========    =========

     16,880   anti-dilutive   weighted  shares  have  been  excluded  from  this
     computation because the option exercise price was greater than the average market price of the common shares.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

4.   COMPREHENSIVE INCOME
     --------------------
     Components of comprehensive income are presented in the following chart:


                                                          Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                          ------------------    -----------------
                                                            2007       2006       2007     2006
                                                          --------   --------   ------- ----------

    Unrealized losses on securities:
       Unrealized losses arising in period                $    956   $  1,615   $  (560) $     608
Reclassification adjustment                                      0          0         2        (80)
                                                          --------   --------   -------  ---------
       Net unrealized losses                                   956      1,615      (558)       528
                                                               ---   --------   -------  ---------
    Other comprehensive income before taxes                    956      1,615      (558)       528
    Income tax benefit (expense)                              (325)      (549)      190       (179)
                                                          --------   --------   -------  ---------
    Other comprehensive loss                                   631      1,066      (368)       349
    Net income                                               2,777      1,856     5,932      5,784
                                                          --------   --------   -------  ---------
    Total comprehensive income                            $  3,408   $  2,922   $ 5,564  $   6,133
                                                          ========   ========   =======  =========


5.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
     In February 2007, FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

     In September 2006, FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years ending after December 15, 2006. The Corporation adopted FIN 48 as of January 1, 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements.

     In February 2006, the FASB issued SFAS No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and permits fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Corporation adopted SFAS 155 and the adoption of this statement did not have a material impact on our consolidated financial statements.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

6.   SALE-LEASEBACK TRANSACTIONS
     ---------------------------
     In the third quarter of 2007, the Bank sold an administrative office facility known as the "Swope Building." The Bank leased back the Swope Building for a period of one year from the September sale date. Accordingly, the Bank recognized a $1.39 million pre-tax gain in the income statement in the third quarter of 2007. Also in the third quarter of 2007, the Bank entered into a sale-leaseback agreement on an administrative office facility known as the "Operations Center." As disclosed in our Form 8-K dated September 28, 2007, the lease agreement for the Operations Center was for fifteen year with two optional five year renewal periods. The resulting $2.7 million gain was deferred and will be amortized into non-interest income over the fifteen year lease term. Rent expense on the lease will be recorded in the non-interest expense section of the income statement.

     Future minimum payments required under the leasebacks of the Swope and Operations Center are as follows:

                       During the year ending December 31:
                              2008            378
                              2009            268
                              2010            271
                              2011            273
                              2012            276
                           Thereafter       2,842
                                            -----

                              Total        $4,308

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, First National Bank of Chester County (the "Bank"), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head II, LLC, First Chester County Capital Trust I, and First Chester County Capital Trust III, (collectively, the "Corporation"). It should be read in conjunction with the consolidated financial statements included in this report.

     In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and that these risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation's Management. Information about the most significant risks and uncertainties that could cause the Corporation's actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I,
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (our "2006 Annual Report"). Material changes to such "risk factors" may be reported in subsequent Quarterly Reports on Form 10-Q in Part II,
     Item 1A. There have been no such changes to the risk factors set forth in our 2006 Annual Report.

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

EARNINGS AND DIVIDEND SUMMARY

     Net income for the three months ended September 30, 2007 was $2.78 million, an increase of $921 thousand or 49.6% from $1.86 million for the same period in 2006. Net income for the nine month period ended September 30, 2007 was $5.93 million, an increase of $148 thousand or 2.6% from $5.78 million for the same period in 2006. Diluted earnings per share for the three and nine months ended September 30, 2007 were $0.53 and $1.14, respectively, compared to $0.35 and $1.10 for the same periods in 2006. Cash dividends declared for the three and nine months ended September 30, 2007 was $0.135 and $0.405 per share compared to $0.135 and $0.405 per share for the three and nine months ended September 30, 2006.

     The increase in net income for the three and nine months ended September 30, 2007 compared to the same periods in 2006, was primarily the result of an increase in non-interest income, partially offset by a decrease in net interest income combined with an increase in non-interest expense. Included in these results is the impact from several significant events that occurred during the nine months ended September 30, 2007. In the third quarter of 2007, the Bank recorded a gain related to the sale of facilities. In the second quarter, the Bank recorded a gain related to the sale of a loan that had been on non-accrual status and also recognized a charge for accelerated amortization of issuance costs related to the early redemption of debentures.

     In the third quarter of 2007, the Bank sold an administrative office facility known as the "Swope Building." The Bank leased back the Swope Building for a period of one year from the September sale date. Accordingly, the Bank recognized a $1.39 million pre-tax gain in the income statement in the third quarter of 2007. The after-tax impact to net income from this gain was $915 thousand. Also in the third quarter of 2007, the Bank entered into a sale-leaseback agreement on an administrative office facility known as the "Operations Center." As disclosed in our Form 8-K dated September 28, 2007, the lease agreement for the Operations Center was for fifteen year with two optional five year renewal periods. The resulting $2.7 million gain was deferred and will be amortized into non-interest income over the fifteen year lease term. Rent expense on the lease will be recorded in the non-interest expense section of the income statement. The sale and lease back of the Swope Building and Operations Center fits into management's overall facilities strategy and complements the purchase of 1 North High Street, which was completed in the second quarter of 2007. The purchase of the 1 North High Street building and the sale of the Swope Building and the Operations Center were structured as an IRS Code Section 1031 reverse like-kind exchange, effectively rolling the tax basis of the Swope Building and the Operations Center into the taxable basis of the 1 North High Street Building. Accordingly, the Bank was able to defer $772 thousand of taxes payable in the current year until such time that the 1 North High Street building is sold.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

                                 SELECTED RATIOS

                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                         2007        2006       2007       2006
                                        ------------------     -----------------
Return on Average Assets                  1.23%       0.85%      0.89%     0.90%
Return on Average Equity                 17.18%      11.88%     12.38%    12.63%
Dividend Payout Ratio                    25.08%      37.72%     35.20%    36.07%
Book Value Per Share                    $12.83      $12.27     $12.83    $12.27

NET INTEREST INCOME

     Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three month period ended September 30, 2007 was $8.1 million, a decrease of 0.6% from $8.2 million for the same period in 2006. Net interest income on a tax equivalent basis for the nine month period ended September 30, 2007 was $24.0 million, a decrease of 2.9% from $24.7 million for the same period in 2006. The decrease in tax equivalent net interest income for the three and nine months ended September 30, 2007 is due to an increase in interest expense that was partially offset by an increase in interest income.

     The net yield on interest-earning assets, on a tax-equivalent basis, was 6.71% for the three month period ended September 30, 2007, compared to 6.53% for the same period in 2006, an increase of 18 basis points (one basis point is equal to 1/100 of a percent). For the nine month period ended September 30, 2007, the net yield on interest earning assets increased 30 basis points to 6.71% from 6.41% during the same period in 2006.

     A flattened and sometimes inverted yield curve, increased competitive pricing and stronger consumer demand for higher interest-bearing deposit accounts put pressure on our net interest margin and adversely impacted net interest income. Additionally, pressure to raise deposits to fund loan growth has caused the Corporation to acquire other sources of funds, such as brokered deposits, Federal Home Loan Bank ("FHLB") borrowings, and to rely on products that retain deposits that were formerly "swept" off the balance sheet. Deposits obtained in this manner are higher cost funds and contribute to the increased yield paid on interest-bearing liabilities and reduce net interest income.

     Average interest-earning assets increased approximately $32.0 million or 3.9% to $857.6 million for the three months ended September 30, 2007 from $825.7 million in the same period last year. For the nine months ended September 30, 2007, average interest-earning assets increased approximately $32.2 million or 3.9% to $848.6 million from $816.4 million in the same period in 2006. The increase in average interest-earning assets for the three month period ended September 30, 2007 was the result of a 5.1% or $35.1 million increase in average total loans combined with a 5.4% or $2.6 million increase in average federal funds sold and interest bearing deposits in banks balance. These increases were partially offset by a $5.7 million or 5.9% decrease in average investment securities. For the nine month period ended September 30, 2007, the increase was the result of a 4.4% or $29.7 million increase in average total loans, combined with an 18.8% or $7.7 million increase in average federal funds sold and interest bearing deposits in banks balance. These increases were partially offset by a $5.1 million or 5.4% decrease in average investment securities.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - Continued

     Average interest-bearing liabilities increased approximately $35.5 million or 5.3% to $711.6 million for the three months ended September 30, 2007, from $676.1 million in the same period in 2006. For the nine months ended September 30, 2007, average interest-bearing liabilities increased $37.5 million or 5.7% to $700.2 million from $662.8 million in the same period in 2006. The increase in average interest-bearing liabilities for the three month period was primarily the result of a $22.6 million or 3.8% increase in interest-bearing deposits and a $12.5 million or 20.3% increase in FHLB advances and other borrowings. The increase in average interest-bearing liabilities for the nine month period was primarily the result of a $35.2 million or 6.0% increase in interest-bearing deposits and a $2.1 million or 3.2% increase in FHLB advances and other borrowings.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - Continued


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                        THREE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                2007                                2006
                                        ------------------------------      -----------------------------
                                          Average              Average        Average             Average
  ASSETS                                  Balance   Interest    Rate          Balance   Interest    Rate
                                          -------   --------   -------        -------   --------  -------

  Federal funds sold and interest
    bearing deposits in banks           $  50,956   $    676     5.26%      $  48,340  $     649    5.33%
  Investment securities:
    Taxable                                76,866        940     4.85%         81,443        980    4.77%
    Tax-exempt(1)                          13,540        157     4.60%         14,680        147    3.96%
                                        ---------   --------     -----      ---------  ---------  -------

    Total investment securities            90,406      1,097     4.82%         96,123      1,127    4.65%

  Loans and leases: (2)
    Taxable                               700,936     12,479     7.06%        667,076     11,587    6.89%
    Tax-exempt(1)                          15,307        256     6.62%         14,114        224    6.30%
                                          -------     ------     -----        -------     ------    -----

    Total loans and leases                716,243     12,735     7.05%        681,190     11,811    6.88%
                                          -------     ------     -----        -------     ------    -----

  Total interest-earning assets           857,605     14,508     6.71%        825,653     13,587    6.53%
  Non-interest earning assets:
    Allowance for loan
    and lease losses                       (8,053)                             (8,249)
    Cash and due from banks                26,736                              26,794
    Other assets                           29,895                              24,111
                                           ------                              ------

  Total assets                          $ 906,183                           $ 868,309
                                        =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings, NOWS & money market deposits     380,324   $  2,462     2.57%      $ 371,275  $   2,016    2.15%
CD and other time deposits                241,300      2,876     4.73%        227,751      2,452    4.27%
                                          -------   --------     ----       ---------  ---------    -----

Total interest bearing deposits           621,624      5,338     3.41%        599,026      4,468    2.96%
Subordinated debentures                    15,913        321     8.00%         15,465        343    8.80%
Federal Home Loan Bank advances and
other borrowings                           74,094        731     3.92%         61,610        611    3.93%
                                          -------      -----     -----        -------      -----    -----

Total interest bearing liabilities        711,631      6,390     3.56%        676,101     5,422     3.18%
                                          -------      -----     -----        -------     -----     -----

Non-interest bearing liabilities:
  Non-interest bearing demand deposits    122,174                             123,155
  Other liabilities                         7,702                               6,580
                                          -------                             -------

Total liabilities                         841,507                             805,836
Stockholders' equity                       64,676                              62,473
                                         --------                             -------
Total liabilities
  and stockholders' equity              $ 906,183                           $ 868,309
                                        =========                           =========

Net interest income                                 $  8,118                           $  8,165
                                                    ========                           ========

Net yield on interest-earning assets                             3.76%                             3.92%
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

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued


                       CONSOLIDATED AVERAGE BALANCE SHEET
             AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)                                 2007                                2006
                                        ------------------------------      ----------------------------
                                          Average              Average       Average             Average
ASSETS                                    Balance    Interest    Rate        Balance    Interest  Rate
                                          -------    --------  -------       -------    -------- -------

Federal funds sold and interest
   bearing deposits in banks            $  48,452    $  1,920    5.30%      $  40,786   $  1,525   5.00%
Investment securities:
   Taxable                                 78,855       2,836    4.81%         80,634      2,931   4.86%
   Tax-exempt(1)                           11,336         376    4.43%         14,679        443   4.03%
                                        ---------    --------    -----      ---------     ------   -----

   Total investment securities             90,191       3,212    4.76%         95,313      3,374   4.73%

Loans and leases: (2)
  Taxable                                 695,654      36,703(3) 7.05%        665,827     33,566   6.74%
  Tax-exempt(1)                            14,337         731    6.82%         14,475        679   6.28%
                                          -------      ------    -----        -------     ------   -----

Total loans and leases                    709,991      37,434    7.05%        680,302     34,245   6.73%
                                          -------      ------    -----        -------     ------   -----

Total interest-earning assets             848,634      42,566    6.71%        816,401     39,144   6.41%
Non-interest earning assets:
  Allowance for loan
  and lease losses                         (8,106)                             (8,460)
  Cash and due from banks                  24,920                              24,657
  Other assets                             27,679                              23,841
                                        ---------                           ---------

Total assets                            $ 893,127                           $ 856,439
                                        =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings, NOWS & money market deposits   $ 367,937    $ 6,741     2.45%      $ 372,170   $  5,316   1.91%
CD and other time deposits                249,291      8,736     4.69%        209,882      6,286   4.00%
                                        ---------    -------     -----      ---------   --------   -----

Total interest bearing deposits           617,228     15,477     3.35%        582,052     11,602   2.67%
Subordinated debentures                    15,654      1,155(4)  9.87%         15,465        960   8.30%
Federal Home Loan Bank advances and
other borrowings                           67,363      1,950     3.87%         65,275      1,885   3.86%
                                          -------     ------     -----        -------      -----   -----

Total interest bearing liabilities        700,245     18,582     3.55%        662,792     14,447   2.91%
                                          -------     ------     -----        -------     ------   -----

Non-interest bearing liabilities:
 Non-interest bearing demand deposits     121,632                            127,048
 Other liabilities                          7,368                              5,540
                                          -------                            -------

Total liabilities                         829,245                            795,380
Stockholders' equity                       63,882                             61,059
                                          -------                            -------

Total liabilities
 and stockholders' equity               $ 893,127                          $ 856,439
                                        ---------                          =========

Net interest income                                  $ 23,984                            $ 24,697
                                                     ========                            ========

Net yield on interest-earning assets                             3.78%                             4.04%
                                                                 =====                             =====

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2007 and 2006.
(2) Non-accruing loans are included in the average balance.

(3) Includes $282 thousand of past due interest income that was received and was related to the sale of a $5.9 million loan that had been on non-accrual status.

(4) Includes $161 thousand of expense for accelerated amortization of issuance costs related to early redemption of debentures.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

INTEREST INCOME

Interest income on Federal Funds sold and other overnight investments for the three and nine month periods ended September 30, 2007, increased $27 thousand and $395 thousand to $676 thousand and $1.9 million, respectively, when compared to the same periods in 2006. The increase in interest income on Federal Funds sold and other overnight investments for the three month period is the direct result of a 5.4% or $2.6 million increase in the average federal funds sold and other overnight investments balance partially offset by a 7 basis point decrease on the rates earned. The increase for the nine month period is the direct result of an 18.8% increase or $7.7 million increase in the average federal funds sold and other overnight investments balance and a 30 basis point increase in the rates earned.

On a tax equivalent basis, interest income on investment securities decreased 2.7% or $30 thousand to $1.1 million for the three month period ended September 30, 2007 when compared to the same period in 2006. For the nine month period ended September 30, 2007, interest income on investment securities decreased 4.8% or $162 thousand to $3.2 million when compared to the same period in 2006. The decrease for the three month period is due to a 5.9% or $5.7 million decrease of the average balance of investment securities, partially offset by an 17 basis point increase earned on these investments. The decrease for the nine month period ended September 30, 2007 is the result of a 5.4% or $5.1 million decrease of the average balance of investment securities and a increase of 3 basis points on the rate earned on these investments.

Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio increased $924 thousand or 7.8% to $12.7 million for the three months ended September 30, 2007, compared to the same period in 2006. Interest income on loans increased $3.2 million or 9.3% to $37.4 million for the nine months ended September 30, 2007, compared to the same period in 2006. The increase in interest income for the three month period ended September 30, 2007 is the direct result of a $35.1 million or 5.1% increase in the average balance of loans and leases outstanding combined with a 17 basis point increase in the average interest rate earned on the portfolio. The increase in interest income for the nine month period ended September 30, 2007 is the direct result of a $29.7 million or 4.4% increase in the average balance of loans and leases outstanding combined with a 30 basis point increase in the average interest rate earned on the portfolio. Interest income for the nine months ended September 30, 2007 also includes the recognition of $282 thousand of income in the second quarter of 2007 related to the sale of a $5.9 million loan that had been on non-accrual status.


INTEREST EXPENSE

Interest expense on deposit accounts increased $870 thousand or 19.5% to $5.3 million for the three months ended September 30, 2007 compared to the same period in 2006. Interest expense on deposit accounts increased $3.9 million or 33.4% to $15.5 million for the nine months ended September 30, 2007 compared to the same period in 2006. This increase for the three months ended Septmber 30, 2007 was due to a $22.6 million or 3.8% increase in average total interest-bearing deposits combined with a 45 basis point increase in the average interest rates paid on these deposits. This increase for the nine months ended September 30, 2007 was due to a $35.2 million or 6.0% increase in average total interest-bearing deposits combined with an 68 basis point increase in the average interest rates paid on these deposits.

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

Interest expense on subordinated debentures decreased $22 thousand to $321 thousand for the three month period ended September 30, 2007 from $343 thousand for the same period in 2006. Interest expense on subordinated debentures increased $195 thousand to $1.2 million for the nine month period ended September 30, 2007 from $960 thousand when compared to the same period in 2006. The decrease for the three month period ended September 30, 2007 was primarily due to a decrease in the average interest rate paid on these debentures. The increase for the nine month period ended September 30, 2007 was primarily due to an increase in the average interest rate paid on these debentures due to a $161 thousand charge to interest expense recorded in the second quarter of 2007. The charge was for accelerated amortization of issuance costs related to the July 2007 early redemption of $5.2 million of debentures that were issued by the First Chester County Corporation. The redemption of the debentures was coordinated with a new $5.2 million issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points. The lower interest rate on the new issuance as compared to the redeemed issuance is the primary driver of the decrease in the average interest rate paid for the three month period ended September 30, 2007 as compared to the same period in 2006.

Interest expense on FHLB and other borrowings increased by $120 thousand or 19.6% to $731 thousand for the three month period ended September 30, 2007 from $611 thousand for the same period in 2006. This increase for the three month period ended September 30, 2007 is primarily due to a $12.5 million or 20.3% increase in the average balances of these funding sources. Interest expense on FHLB and other borrowings increased by $65 thousand or 3.4% to $1.9 million for the nine month period ended September 30, 2007 from $1.9 million for the same period in 2006. This increase for the nine month period ended September 30, 2007 is primarily due to a $2.1 million or 3.2% increase in the average balances of these funding sources. FHLB borrowing has been an alternative to deposits to support loan growth.

PROVISION FOR LOAN AND LEASE LOSSES

During the three and nine month periods ended September 30, 2007, the Corporation recorded a $0 and a $0 thousand provision for loan and lease losses compared to $0 thousand and $3 thousand for the same periods in 2006. The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on Management's evaluation of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers' ability to pay.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued


                                                       Three Months                      Nine Months
                                                         Ended                             Ended
                                                       September 30,                    September 30,
                                                  ----------------------        --------------------------
(Dollars in thousands)                               2007           2006           2007             2006
                                                     ----           ----           ----             ----

Balance at beginning of period                    $  8,059      $   8,251       $   8,186        $  8,549
                                                  ---------     ---------       ----------       --------

Provision charged to operating expense                  --             --               --              3

  Recoveries of loans previously charged-off            30             24              111            316
  Loans charged-off                                    (84)           (71)            (324)          (141)
                                                  --------      ---------       ----------       --------
Net loan (charge-offs)/recoveries                      (54)           (47)            (213)           175

Allowance other adjustment (1)                          36            (30)              68           (553)
                                                  --------      ---------       ----------       --------

Balance at end of period                          $  8,041      $   8,174       $   8,041       $   8,174
                                                  ========      =========       =========       ==========
Period-end loans outstanding                      $719,530      $ 679,399       $ 719,530       $ 679,399
Average loans outstanding                         $716,243      $ 681,190       $ 709,991       $ 680,302
Allowance for loan and lease losses as a
 percentage of period-end loans outstanding          1.12%          1.20%           1.12%           1.20%

Net charge-offs to average loans
 outstanding                                         0.01%          0.01%           0.03%          (0.03%)


(1) The "Allowance other adjustment" represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank.

Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans and leases to net realizable value based on current assessments of the value of the collateral securing such loans and leases. Non-performing loans and leases are generally collateralized and are in the process of collection. Non-performing loans and leases reduce the Corporation's earnings because interest income is not earned on such assets. At September 30, 2007, there are nine non-accrual loans as compared to seventeen non-accrual loans at December 31, 2006. The non-accrual loan and lease balances decreased $6.3 million to $986 thousand at September 30, 2007 from $7.3 million at December 31, 2006. The decline was mainly due to the sale of the $5.9 million non-accrual loan previously mentioned. The loan had been on non-accrual status since November 2004. The percentage of non-accrual loans to gross loans was 0.13% at September 30, 2007 as compared to 1.05% at December 31, 2006 and 1.26% as of September 30, 2006. Management continues to take steps to reduce non-accrual loan and lease levels and correct and control current and future credit quality issues. The following chart represents detailed information regarding non-performing loans and leases:

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

(Dollars in thousands)                         September 30,        December 31,
                                          --------------------     -------------
                                            2007        2006           2006
                                           ------      ------      -------------

Past due over 90 days and still accruing  $   207      $   19      $         793
Non-accrual loans and leases (1)              986       8,559              7,289
                                          -------      ------      -------------
Total non-performing loans and leases       1,193       8,578              8,082

Other real estate owned                         -           -                  -
                                          -------      ------      -------------
Total non-performing assets               $ 1,193      $8,578      $       8,082
                                          =======      ======      =============

Non-performing loans and leases as a
percentage of total loans and leases        0.17%       1.26%              1.16%

Allowance for loan and lease losses as
a percentage of non-performing
loans and leases                          674.06%      95.29%            101.29%

Non-performing assets as a percentage of
total loans and other real estate owned     0.17%       1.26%              1.16%

Allowance for loan and lease losses as a
percentage of non-performing assets       674.06%      95.29%            101.29%

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

The Corporation holds no other real estate owned ("OREO") as of September 30, 2007.

The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

FASB 114  "Accounting  by  Creditors  for  Impairment  of  Loans"  requires  the
Corporation  to  examine  commercial  and  non-residential   mortgage  loans  on
non-accrual status for impairment. The balance of impaired loans was $986 thousand, $7.3 million, and $8.6 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The associated allowance for impaired loans was $64 thousand, $840 thousand, and $877 thousand at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

For the three and nine month periods ended September 30, 2007, activity in the allowance allocable to impaired loan includes additions of $3 thousand and $4 thousand, respectively. Charge-offs for the three and nine months ended September 30, 2007, were $0 and $1 thousand, respectively. There were no recoveries in either the three or nine month periods ended September 30, 2007. Contractual interest was $24 thousand for the three months ended September 30, 2007 and $298 thousand for the nine months ended September 30, 2007. Total cash collected on non-accrual loans for the three and nine month periods ended
September 30, 2007 was $194 thousand and $6.3 million, respectively, all of which was applied to principal. Loans returned to performing for the three month and nine month periods ended September 30, 2007 was $0 thousand and $0 thousand.

NON-INTEREST INCOME

Total non-interest income increased 67.0% or $1.6 million to $3.9 million for the three months ended September 30, 2007, when compared to the same period in 2006. Total non-interest income increased 32.2% or $2.2 million to $9.1 million for the nine month period ended September 30, 2007, when compared to the same period in 2006. The various components of non-interest income are discussed below.

Wealth Management revenue increased $29 thousand or 3.5% to $865 thousand for the three month period ended September 30, 2007 from $836 thousand during the same period in 2006. Wealth Management revenue increased $169 thousand or 6.6% to $2.7 million for the nine month period ended September 30, 2007 from $2.5 million during the same period in 2006. Wealth Management revenue is based primarily on the market value of assets under management. The market value of assets under management at September 30, 2007 was $594.9 million compared to $544.6 million at September 30, 2006.

Service charges on deposit accounts increased $65 thousand or 12.3% to $595 thousand for the three month period ended September 30, 2007 compared to $530 thousand for the same period in 2006. For the nine month period ended September 30, 2007, service charges on deposit accounts increased $214 thousand or 14.4% to 1.7 million compared to $1.5 million for the same period in 2006. The increase in service charges is primarily due to an increase in charges on retail and commercial demand deposit accounts.

The corporation recognized a net gain of $2 thousand on sales of investment securities during the nine month period ended September 30, 2007 compared with a net loss of $80 thousand during the same period in 2006. These net gains and losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with one customer. The income on these leases is classified as "Rental Income". Rental Income on operating lease agreements increased $34 thousand or 11.7% to $326 thousand for the for the three months ended September 30, 2007 as compared to the same period in 2006. Rental Income on operating lease agreements increased $111 thousand or 13.3% to $949 thousand for the for the nine months ended September 30, 2007 as compared to the same period in 2006.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

Gains on the sale of fixed assets and Other Real Estate Owned was $1.4 million for the three and nine month periods ended September 30, 2007 as compared to $0 and $19 thousand for the same periods in 2006. The increase is due to the $1.4 million gain recorded in the third quarter of 2007, related to the sale of facilities as discussed in the Earnings and Dividends Summary section.

Gain on the sale of loans increased $23 thousand or 24.2% for the three months ended September 30, 2007 and increased $276 thousand or 105.7% for the nine months ended September 30, 2007 compared to the same periods in 2006. The increase for the three months ended September 30, 2007 is primarily due to higher volume of originations and sales of residential mortgages during the three months ended September 30, 2007 as compared to the same period in 2006. The nine months ended September 30, 2007 includes a $225 thousand gain recorded in the second quarter of 2007 related to the sale of the $5.9 million loan as previously mentioned. Excluding this event, gain on the sale of loans increased $51 thousand or 19.5% from $261 thousand to $312 thousand for the nine months ended September 30, 2007 compared to the same period in 2006. This increase is primarily due to higher volume of originations and sales of residential mortgages during the nine months ended September 30, 2007 as compared to the same period in 2006.

Other non-interest income increased $34 thousand or 5.9% to $610 thousand for the three months ended September 30, 2007 compared to same period in 2006. Other non-interest income remained unchanged at $1.8 million for the nine months ended September 30, 2007 compared to same period in 2006. Other non-interest income includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income.

NON-INTEREST EXPENSE

Total non-interest expense increased $372 thousand or 4.8% to $8.1 million for the three months ended September 30, 2007, when compared to the same period in 2006. Total non-interest expense increased $1.4 million or 6.3% to $24.5 million for the nine months ended September 30, 2007, when compared to the same period in 2006. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased $471 thousand or 11.0% to $4.8 million for the three month ended September 30, 2007 compared to the same period in 2006. Salaries and employee benefits increased $1.5 million or 12.0% to $14.3 million for the nine month ended September 30, 2007 compared to the same period in 2006. The higher salary and benefits expense for the three and nine months ended September 30, 2007 was primarily due to a higher average employee headcount; specifically, staffing for new branches as well as new key employees in the Wealth Management Division, commercial lending and leasing areas. The Bank continues to invest in the revenue generating areas of retail branching, commercial lending and leasing, and wealth management.

Net occupancy, equipment and data processing expense decreased $79 thousand or 6.0% to $1.2 million during the three months ended September 30, 2007 when compared to the same period in 2006. Net occupancy, equipment and data processing expense decreased $206 thousand or 5.0% to $3.9 million during the nine months ended September 30, 2007 when compared to the same period in 2006. The decrease for the three and nine month periods ended September 30, 2007 is mainly due to past capital expenditures which became fully depreciated in 2007.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

Depreciation on operating leases increased $29 thousand or 12.1% to $269 thousand for the three months ended September 30, 2007 when compared to the same period in 2006. Depreciation on operating leases increased $76 thousand or 10.7% to $789 thousand for the nine months ended September 30, 2007 when compared to the same period in 2006. This depreciation expense is the result of operating lease agreements the Corporation has with one of our customers. The income associated with these operating leases is classified as Rental Income.

Expenses for professional services decreased $86 thousand or 16.7% to $429 thousand for the three months ended September 30, 2007 when compared to the same period in 2006. Professional services expense increased $7 thousand or 0.5% to $1.4 thousand for the nine months ended September 30, 2007 when compared to the same period in 2006.

Marketing expense decreased $44 thousand, or 19.8% to $178 thousand for the three months ended September 30, 2007 when compared to the same period in 2006. Marketing expense increased $114 thousand, or 19.2% to $707 thousand for the nine months ended September 30, 2007 when compared to the same period in 2006. The increase was primarily attributable to higher expense from our continued investment in heightened brand awareness in new markets, efforts to deepen relationships with existing clients and attracting new consumer and business clients.

Total other non-interest expense increased $60 thousand or 6.1% to $1.0 million for the three months ended September 30, 2007 compared to the same period in 2006. Total other non-interest expense decreased $1 thousand or 0.03% to $2.9 million for the nine months ended September 30, 2007 compared to the same period in 2006. Other non-interest expense includes annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies.

INCOME TAXES

Income tax expense for the three and nine month periods ended September 30, 2007 was $1.0 million and $2.3 million, compared to $822 thousand and $2.4 million for the same periods in 2006. This represents an effective tax rate of 27.1% and 27.8% for the three and nine month periods ended September 30, 2007 compared with 30.7% and 29.1% for the same periods in 2006.

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

                               For the Nine Months Ended     For the year ended
(Dollars in thousands)             September 30, 2007         December 31, 2006
                               --------------------------  ---------------------
                               Average      Effective       Average    Effective
DEPOSIT TYPE                   Balance        Yield         Balance      Yield
------------                  ---------     ---------      ---------  ----------

NOW Accounts                  $ 159,022          2.29%      $ 134,076      1.76%
Money Market                     95,656          4.20%         80,009      3.84%
Statement Savings                44,486          0.80%         49,699      0.80%
Other Savings                     1,160          1.44%            636      0.56%
Tiered Savings                   67,613          1.46%        104,334      1.49%
                              ---------                     ---------
Total NOW Savings,              367,937          2.45%        368,754      2.00%
  and Money Market

CDs less than $100,000          198,148          4.72%        169,630      4.16%
CDs greater than $100,000        51,143          4.54%         44,795      3.99%
                                -------                     ---------
Total CDs                       249,291          4.69%        214,425      4.13%

Total Interest Bearing Deposits 617,228          3.35%        583,179      2.78%

Non-Interest Bearing
  Demand Deposits               121,632                       126,461
                                -------                     ---------

Total Deposits                $ 738,860          2.80%      $ 709,640      2.29%
                              ---------                     --------

The Bank, as a member of FHLB, maintains several credit facilities. During the three and nine month periods ended September 30, 2007, average FHLB advances were $74.1 million and $67.4 million, respectively, and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.9% and 3.9%, respectively. The Bank currently has a maximum borrowing capacity with FHLB of approximately $257.0 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank's FHLB stock. The Bank also has a $15.0 million letter of credit outstanding with FHLB that serves as collateral for governmental deposits.

To supplement the Corporation's sources of liquidity, the Corporation uses alternative funding sources such as brokered deposits, FHLB borrowings, and bringing off-balance sheet "swept" funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

                FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - Continued

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to re-pricing in a future time period. The Corporation's net interest rate sensitivity gap within one year is a negative $289.8 million or 31.4% of total assets at September 30, 2007 compared with a negative $241.1 million or 27.6% of total assets at December 31, 2006. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios.

Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of September 30, 2007:


                                                                Two              Over
(Dollars in thousands)                      Within            through            five          Non-rate
                                           one year         five years           years         sensitive        Total
                                          -----------       ----------       ------------     ----------     ---------

ASSETS
 Federal funds sold                        $  57,918         $       0        $       0       $        0     $  57,918
 Investment securities                        25,819            45,752           21,069                0        92,640
 Interest bearing deposits in banks              570                 0                0                0           570
 Net loans and leases                        262,810           356,248          100,472           (8,041)      711,489
 Cash and due from banks                           0                 0                0           24,373        24,373
 Premises and equipment                            0                 0                0           17,139        17,139
 Other assets                                      0                 0                0           19,708        19,708
                                          ----------         ---------        ---------       ----------     ---------
 Total assets                              $ 347,117         $ 402,000        $ 121,541       $   53,179     $ 923,837
                                           =========         =========        =========       ==========     =========

LIABILITIES AND CAPITAL
 Non-interest bearing deposits             $       0         $       0        $       0       $  114,640     $ 114,640
 Interest bearing deposits                   607,590            16,053            4,938                0       628,581
 FHLB advances and other                      13,815            69,238            2,347                0        85,400
 Junior subordinated debentures               15,465                 0                0                0        15,465
 Other liabilities                                 0                 0           13,519                0        13,519
 Capital                                           0                 0                0           66,232        66,232
                                           ---------         ---------        ---------       ----------     ---------
 Total liabilities & capital               $ 636,870         $  85,291        $  20,804       $  180,872     $ 923,837
                                           =========         =========        =========       ==========     =========

 Net interest rate
   sensitivity gap                         $(289,753)        $ 316,709        $ 100,737       $ (127,693)
                                           =========         =========        =========       ==========
 Cumulative interest rate
   sensitivity gap                         $(289,753)        $  26,956        $ 127,693       $        0
                                           =========         =========        =========       ==========
 Cumulative interest rate
   sensitivity gap divided
   by total assets                            (31.4%)             2.9%            13.8%
                                               =====              ====            =====

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

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2007, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.


                                           As of September 30,   As of December 31,
                                           -------------------   ------------------    "Well Capitalized"
                                            2007         2006           2006              Requirements
                                           ------       ------         ------          ------------------

  Corporation
  -----------
Leverage Ratio                              9.13%        9.23%           9.34%                 N/A
Tier I Capital Ratio                       10.84%       11.43%          11.26%                 N/A
Total Risk-Based Capital Ratio             11.95%       12.60%          12.49%                 N/A
  Bank
  ----
Leverage Ratio                              8.47%        8.47%           8.58%                5.00%
Tier I Capital Ratio                       10.06%       10.46%          10.31%                6.00%
Total Risk-Based Capital Ratio             11.19%       11.67%          11.53%               10.00%


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

Management's Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation's disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, as of September 30, 2007, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation's internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers, regularly assesses the adequacy of the Corporation's internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. During the third quarter of 2007, there were no such changes.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

                    ISSUER PURCHASES OF EQUITY SECURITIES (1)


                                           (a)           (b)              (c)                       (d)
                                       ----------    ----------    ----------------      ------------------------
                                          Total        Average      Total Number of         Maximum Number (or
                                       Number of     Price Paid    Shares (or Units)     Approximate Dollar Value)
Period                                 Shares (or     per Share    Purchased as Part     of Shares (or Units)that
                                          Units)      (or Unit)       of Publicly          May Yet Be Purchased
                                        Purchased                   Announced Plans          Under the Plans or
                                                                    or Programs (1)            Programs (1)
                                       ----------    ----------    ----------------      ------------------------

July 1 to July 31, 2007                        --            --                  --      $              7,902,483


August 1 to August 31, 2007               34,500 (2) $    18.38              34,500 (2)  $              7,268,233


September 1 to September 30, 2007              --            --                  --      $              7,268,233

                                       ----------    ----------     ---------------      ------------------------
Total                                     34,500 (2) $    18.38              34,500 (2)  $              7,268,233


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

          3(i).Certificate of Incorporation. Copy of the Corporation's Articles of Incorporation, as amended, is incorporated herein by reference to
          Exhibit 3 (i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

          3(ii).Bylaws of the Corporation, as amended. Copy of the Corporation's Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

          10.1 Sale Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FTN Ramp, LLC.*

          10.2 Lease Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FI Properties Pool I LP.*

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



                        FIRST CHESTER COUNTY CORPORATION





                                     /s/ John A. Featherman
                                     ----------------------
November 9, 2007                     John A. Featherman, III
                                     Chief Executive Officer




                                     /s/ John E. Balzarini
                                     ---------------------
November 9, 2007                     John E. Balzarini
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those marked "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate):

3(i).  Certificate  of  Incorporation.  Copy of the  Corporation's  Articles  of
       ------------------------------
Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

3(ii). Bylaws of the Corporation,  as amended. Copy of the Corporation's Bylaws,
       --------------------------------------
as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

10.1 Sale Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FTN Ramp, LLC.*

10.2 Lease Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FI Properties Pool I LP.*

31.1 Rule 13a-14(a) Certification of Chief Executive Officer*
31.2 Rule 13a-14(a) Certification of President *
31.3 Rule 13a-14(a) Certification of Chief Financial Officer*

32.1 Section 906 Certification of the Chief Executive Officer*
32.2 Section 906 Certification of the President*
32.3 Section 906 Certification of the Chief Financial Officer*