Form 10-K
period 2007-12-31
FIRST CHESTER COUNTY CORP
filed 2008-03-12
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-12870

FIRST CHESTER COUNTY CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2288763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

     9 North High Street, West Chester, Pennsylvania         19380

(Address of principal executive offices)

Registrant’s telephone number, including area code (484) 881-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( __ )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer _______ Accelerated filer X Non-accelerated filer (do not check if smaller reporting company) _______

Smaller reporting company _______

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $93,985,586.

The number of shares outstanding of Common Stock of the Registrant as of February 26, 2008, was 5,191,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s year end at December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

		TABLE OF CONTENTS

			PAGE

PART I:	Item 1	Business	4 - 9
	Item 1A	Risk Factors	10 - 12
	Item 1B	Unresolved Staff Comments	12
	Item 2	Properties	13 - 14
	Item 3	Legal Proceedings	15
	Item 4	Submission of Matters to a Vote of Security Holders	15

PART II:	Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15 - 16
	Item 6	Selected Financial Data	17
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18 - 36
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	36 - 38
	Item 8	Financial Statements and Supplementary Data	39 - 67
	Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	68
	Item 9A	Controls and Procedures	68-70
	Item 9B	Other Information	71

PART III:	Item 10	Directors, Executive Officers and Corporate Governance	71
	Item 11	Executive Compensation	71
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
	Item 13	Certain Relationships and Related Transactions and Director Independence	72
	Item 14	Principal Accountant Fees and Services	72

PART IV:	Item 15	Exhibits, Financial Statements and Schedules	72-75

SIGNATURES			76-77

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I

Item 1. Business.

First Chester County Corporation (the “Corporation”) may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as “believes”, “expects”, “intends”, “may”, “will”, “should” or “anticipates” or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from the Corporation’s historic results. The risks and uncertainties described in this Report, among others, could cause the Corporation’s actual future results to differ materially from those described in forward-looking statements made in this Report, or presented elsewhere by Management from time to time, or from the Corporation’s historic results. The most significant of these risks and uncertainties are discussed in Item 1A, “Risk Factors.” Additional discussion may be included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report. We are not obligated to update our forward-looking statements, even though our situation may change in the future.

GENERAL

The Corporation is a Pennsylvania corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Corporation’s operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the “Bank”), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business based in Chester County, Pennsylvania. The Corporation directs the policies and coordinates the financial resources of the Bank. In addition, the Corporation is the sole shareholder of Turks Head Properties, Inc., a Pennsylvania corporation, which was formed in 1994, and Turks Head II LLC, which was formed in 2003, each of which serves the purpose of holding the Bank’s interests in and operating foreclosed real property until liquidation of such properties. First Chester County Capital Trust I, which was formed on July 2, 2002, First Chester County Capital Trust II, which was formed on November 13, 2003, and First Chester County Capital Trust III, which was formed on June 29, 2007, are special purpose statutory trusts created expressly for the issuance of preferred capital securities and investing the proceeds therefrom in subordinated debt of the Corporation. The Bank has two other wholly-owned subsidiaries, FNB Insurance Services, LLC, doing business as First National Financial Advisory Services (formerly, First National Wealth Advisory Services), and FNB Properties, LLC. First National Wealth Advisory Services offers insurance, full-service brokerage, financial planning and mutual fund services. FNB Properties, LLC acts as property manager for the properties where the Bank’s Lionville and New Garden branches are located. On August 5, 2001, the Corporation became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

The Corporation’s filings with the SEC including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, and amendments to these reports, are accessible free of charge at our website at http://www.1nbank.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this Report.

The SEC maintains a website at http:///www.sec.gov that contains reports, proxy and information statements, and other information free of charge regarding issuers, including the Corporation, that file electronically with the SEC.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

BUSINESS OF THE BANK

The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through twenty two banking offices located in Chester and Delaware Counties, Pennsylvania, including its main office. In addition, the Bank operates 26 ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2007, the Bank had total assets of $914.8 million, total loans of $743.4 million, total deposits of $704.9 million and employed 265 persons, of which 244 were full-time and 21 were part-time.

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

These retail and commercial banking activities are provided primarily to consumers and small to mid-sized companies within the Bank’s market area. Lending services are focused on commercial, consumer, and real estate lending to local borrowers. The Bank attempts to establish a total borrowing relationship with its customers that may typically include commercial loans, a mortgage loan for the borrower’s residence, a consumer loan or a revolving personal credit line.

The Bank’s Wealth Management Division provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2007, the Bank’s Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $591.3 million. For the year ended December 31, 2007, income from the Bank’s Wealth Management Division and related activities was approximately $3.6 million.

In addition to retail and commercial banking and wealth management services, the Bank offers an array of investment opportunities including mutual funds, annuities, retirement planning, education planning and insurance through the Financial Advisory Services subsidiary.

COMPETITION

The Bank’s service area consists primarily of greater Chester County, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank’s service area is located within a fifteen-mile radius of the Bank’s main office in West Chester, Pennsylvania. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions, Internet banks and other non-bank financial organizations such as mutual fund companies, brokerage firms, and the financing arms of corporate conglomerates. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in the Bank’s market, which are substantially larger and have greater financial resources than the Bank.

The Bank’s Wealth Management Division competes with a variety of companies including private trust companies, banks with trust departments, private money managers, brokerage firms, mutual fund companies, attorneys, accountants and insurance companies.

Management believes that the Bank is able to effectively compete with its competitors because of its ability to provide responsive personalized services and competitive rates. This ability is a direct result of Management’s knowledge of the Bank’s market area and customer base. Management believes the needs of the small to mid-sized commercial business and retail customers are not adequately met by larger financial institutions, therefore creating a marketing opportunity for the Bank.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

SUPERVISION AND REGULATION

General

The Corporation is a bank holding company and financial holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”) and secondary regulation by the Federal Deposit Insurance Corporation (the “FDIC”). The OCC must approve bank mergers, if the surviving bank would be a national bank, as well as the establishment of new branches. Federal and state laws impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, and restrictions on the ability to acquire deposits under certain circumstances. The Bank must also comply with various consumer laws and regulations. Certain aspects of the Bank’s operation are also subject to state laws. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Corporation and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation and the Bank and is subject to and qualified by reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on the Corporation’s business.

Bank Holding Company Act

The Corporation is required to file with the Federal Reserve Board an annual report, other periodic reports, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve Board considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions. For a description of certain applicable guidelines, see this Item “Capital,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Capital Adequacy,” and Part II, Item 8, “Note K -- Regulatory Matters” in the consolidated financial statements.

The Community Reinvestment Act

The Community Reinvestment Act of 1977, as amended (the “CRA”), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution’s compliance with the CRA (the “revised CRA regulations”). The revised CRA regulations establish new tests for evaluating both small and large depository institutions’ investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2007. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial compliance.” The Bank has opted to be examined under a three-part test evaluating the Bank’s lending service and investment performance. The Bank received an outstanding rating at its last regulatory examination in May 2005.

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

The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank’s net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2008, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $8.8 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2008, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts and

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

provided that the Bank would not become “undercapitalized” (as these terms are defined under federal law). Dividends declared and paid in 2007 were $4.5 million.

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

The Bank is subject to capital requirements which generally are similar to those affecting the Corporation. The minimum ratio of total Risk-Based Capital to Risk-Weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. Capital may consist of equity and qualifying perpetual preferred stock, less goodwill (“Tier I Capital”), and certain convertible debt securities, qualifying subordinated debt, other preferred stock and a portion of the reserve for possible credit losses (“Tier II Capital”). Trust preferred securities may be included in Tier I Capital, subject to certain quantitative limits. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to certain other restrictions. As described elsewhere in this report, the Corporation has $15.5 million in outstanding trust preferred securities which is includable in Tier I Capital.

A depository institution’s capital classification depends upon its capital levels in relation to various relevant capital measures, which include a Risk-Based Capital measure and a leverage ratio capital measure. A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a Total Risk-Based Capital ratio of at least 10%, a Tier I Capital ratio of at least 6% and a Leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2007 and 2006, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was “well capitalized.”

Deposit Insurance Assessments

Prior to March 31, 2006, the Bank was subject to deposit insurance assessments by the FDIC’s Bank Insurance Fund (“BIF”). On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005, and, on February 15, 2006, the President signed into law The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act). The Reform Act provided for various changes to the FDIC’s insurance program, including the merger of the BIF and the Savings Association Insurance Fund (“SAIF”) into a new fund, the Deposit Insurance Fund (“DIF”), effective March 31, 2006.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

The Reform Act implemented a complex risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution’s “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each DIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 5 basis points per annum (for well capitalized Subgroup A institutions) and 43 basis points per annum (for undercapitalized Subgroup C institutions). The Bank’s Subgroup for 2007 was A. Prior to enactment of the Reform Act, the Bank was not required to pay any FDIC assessments. To help offset the new DIF assessment, the Bank received a one-time assessment credit. The assessment credit offset $416 thousand of deposit insurance premiums for 2007 and will partially offset the cost of such premiums for 2008. At December 31, 2007, $66 thousand of assessment credit remained available to offset 2008 premiums. Such increases in FDIC assessments will be an additional expense to the Corporation and, thus, will affect the Corporation’s net income in 2008 and subsequent years.

In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation (“FICO”) became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for the fourth quarter 2007 and the first quarter of 2008 were 1.30 basis points per $100 of DIF assessable deposits and 1.29 basis points, respectively. FICO deposit insurance expense was $87 thousand, $88 thousand and $91 thousand for the years 2007, 2006 and 2005.

Financial Services Modernization Act of 1999

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the “Act”) which became effective in 2000. Among the Act’s various provisions are some changes governing the operations of companies doing business in the financial services industry. The Act eliminates many of the restrictions previously placed on the activities of banks and bank holding companies, and through the creation of two new designations, financial holding companies and financial subsidiaries, bank holding companies and national banks may participate in a wider array of financial services and products (referred to as “financial activities” in the Act), including services and products that had been reserved only for insurance companies and securities firms. In addition, a bank holding company can now affiliate with an insurance company and a securities firm.

A “financial activity” is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity. Some examples of “financial activities” which are permitted under the Act are:

•	Lending, investing or safeguarding money or securities;
•	Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;
•	Providing financial or investment advice;
•	Underwriting, dealing in or making markets in securities; and
•	Insurance company portfolio investments.

The Corporation elected to become a financial holding company on August 5, 2001, and currently meets the qualifications set forth under the Act to be a financial holding company. The Bank, as a national bank, is authorized by the Act to use “financial subsidiaries” to engage in financial activities, subject to the limitations imposed by the Act. During 2000, First National Financial Advisory Services was formed as a wholly-owned subsidiary of the Bank for the purpose of offering insurance, full service brokerage, financial planning and mutual fund services. First National Financial Advisory Services has elected to become a financial subsidiary under the Act.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of ten percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

In addition, as described above, under the BHC Act, the Federal Reserve Board must give its prior approval of any transaction pursuant to which any person or persons may acquire 25 percent (5 percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as the Corporation, or otherwise obtaining control or a “controlling influence” over that bank holding company. See this Item, “Bank Holding Company Act”.

The USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2002 (the “USA Patriot Act”) gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Through amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement agencies. Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering policies, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations and due diligence standards with respect to correspondent accounts of foreign banks. Congress is currently considering some changes to the USA Patriot Act; however, these changes will generally not affect the provisions pertaining to commercial banking activities. Compliance with these new requirements has not had a material effect on the Corporation’s operations.

Other Matters

Federal and state law also contains a variety of other provisions that affect the operations of the Corporation and the Bank including certain reporting requirements, regulatory standards and guidelines for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of nationally-chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank’s insiders, guidelines governing regulatory examinations, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 1A. RISK FACTORS

The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations, and financial condition could likely suffer, and the price of our stock would be negatively affected. Unless the context requires otherwise, references to “we,” “us,” or “our” in this “Risk Factors” section are intended to mean First Chester County Corporation, First National Bank of Chester County and its other wholly-owned subsidiaries, collectively.

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

Substantially all of our business is with consumers and small to mid-sized companies located within Chester and Delaware Counties, Pennsylvania. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national, regional or local concerns, including an economic slowdown in southeastern Pennsylvania, could result in the following consequences, any of which could materially harm our business and operating results:

•	customer’s credit quality may deteriorate;
•	loan delinquencies and losses may increase;
•	problem assets and foreclosures may increase;
•	need to increase our allowance for loan and lease losses, thus reducing net income;
•	more non-accrual loans may reduce net income;
•	demand for our products and services may decrease;
•	competition for low cost or non-interest bearing deposits may increase; and
•	collateral securing loans may decline in value.

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

We maintain an allowance for loan and lease losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for loan and lease losses may not be adequate to cover actual or estimated future loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our operating results. Our allowance for loan and lease losses is based on prior experience, as well as an evaluation of risks in the current portfolio. However, losses may exceed our current estimates. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers’ creditworthiness and the value of collateral securing loans and leases. Additionally, as our loan and lease portfolios grow, we may need to take additional provision expense to ensure that the allowance remains at levels deemed appropriate by Management for the size and quality of portfolio. Federal regulatory agencies review our loans and allowance for loan and lease losses and may require us to increase our allowance. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot assure that will be the case or that we will not further increase the allowance for loan and lease losses or that regulators will not require us to increase the allowance. Either of these occurrences could materially affect our earnings.

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

The banking industry is highly regulated and we are subject to extensive state and federal regulation, supervision, and legislation. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the Offices of the Comptroller of the Currency, and the Securities and Exchange Commission and the FDIC. Laws restricting our activities include, but are not limited to, the Gramm-Leach-Blilely Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Bank Holding Company Act, the Community Reinvestment Act, the USA Patriot Act and the Real Estate Settlement Procedures Act. These laws may change from time to time, and new laws may be enacted, any of which may limit our ability to offer new products and services, obtain financing, attract deposits, and originate loans. Any changes to these laws may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, FDIC assessments, and operating expenses, thus negatively affecting our results of operations and financial condition. In addition, if the Bank is restricted in its ability to pay dividends to the Corporation, the Corporation’s ability to pay dividends to its shareholders or to meet its financial obligations may be impaired.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP is subject to the rules and interpretations of the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.

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

Item 1B. Unresolved Staff Comments.

None.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 2. Properties.

The Bank owns nine properties that are not subject to any mortgages. In addition, the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kendal at Longwood, Crosslands, Lima Estates, Granite Farms Estates, Hershey’s Mill, Coatesville, Bradford Plaza, Freedom Village, Oxford, Wellington, Phoenixville, Royersford, Longwood, Downingtown, Operations Center, and Swope properties. Management of the Corporation believes the Corporation’s and the Bank’s facilities are suitable and adequate for their respective present needs. Set forth below is a listing of each banking office presently operated by the Bank, and other properties owned or leased by the Bank and the Corporation which may serve as future sites for branch offices. Management routinely evaluates all of its properties for ongoing use.

Current Banking Offices / Use	Address	Date Acquired or Opened

Main Office / Branch	9 North High Street	December 1863
and Corporate Headquarters *	West Chester, Pennsylvania

Goshen / Branch *	311 North Five Points Road	September 1956
West Goshen, Pennsylvania

Kennett Square / Branch *	126 West Cypress Street	February 1987
Kennett Square, Pennsylvania

Westtown-Thornbury /	Route 202 and Route 926	May 1994
Branch	Westtown, Pennsylvania

Exton / Branch	Route 100 and Boot Road	August 1995
West Chester, Pennsylvania

Frazer / Branch	309 Lancaster Avenue	August 1999
Frazer, Pennsylvania

Kendal at Longwood / Branch	1109 E. Baltimore Pike	December 1999
Kennett Square, Pennsylvania

Crosslands / Branch	1660 E. Street Road	December 1999
Kennett Square, Pennsylvania

Lima Estates / Branch	411 North Middletown Road	December 1999
Media, Pennsylvania

Granite Farms Estates / Branch	1343 West Baltimore Pike	December 1999
Wawa, Pennsylvania

Lionville / Branch *	Route 113 & Sheree Boulevard	December 2000
Uwchlan Township, Pennsylvania

New Garden / Branch *	741 West Cypress Street	August 2001
Kennett Square, Pennsylvania

Hershey’s Mill / Branch	1371 Boot Road	December 2001
West Chester, Pennsylvania

Coatesville / Branch (A)	258A East Lincoln Highway	June 2003
Coatesville, Pennsylvania

Bradford Plaza / Branch	700 Downingtown Pike	September 2003
West Chester, Pennsylvania

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Current Banking Offices / Use	Address	Date Acquired or Opened

Freedom Village / Branch	15 Freedom Village Blvd.	July 2004
West Brandywine, Pennsylvania

Oxford / Branch	275 Limestone Road Oxford, Pennsylvania	December 2004

Wellington / Branch	1361 Boot Road	November 2005
West Chester, Pennsylvania

Phoenixville / Loan Processing Office	347 Bridge St	April 2006
Phoenixville, Pennsylvania

Phoenixville / Branch	700 Nutt Rd	November 2006
Phoenixville, Pennsylvania

Royersford / Branch	967 Township Line Rd	December 2006
Royersford, Pennsylvania

Longwood / Branch *	100 Old Forge Ln	(B)
Kennett Square, Pennsylvania

Downingtown / Branch	99 Manor Ave	(B)
Downingtown, Pennsylvania

Other		Date Acquired
Properties / Use	Address	or Opened

Market Street / Office Space	17 East Market Street	February 1978
and parking *	West Chester, Pennsylvania

Operations	202 Carter Drive	July 1988
Center / Operations	West Chester, Pennsylvania

Swope Building / Office Space	High & Market Streets	July 1995
West Chester, Pennsylvania

Matlack Street /	887 South Matlack Street	September 1999
Operations *	West Chester, Pennsylvania

1N High Street / Office Space *	1 North High Street	April 2007 (C)
West Chester, Pennsylvania

* Indicates properties owned by the Bank

(A)	The lease in this location was terminated as of February 29, 2008. The branch was relocated to the 99 Manor Ave, Downingtown location.

(B)

As of 12/31/07, these branches are being constructed or renovated and are therefore not in operation. Subsequently, the Longwood branch opened in February 2008 and the Downingtown branch opened in January 2008.

(C)	As of 12/31/07, this building is being renovated and is not in use yet. The Bank intends to put this building into service in 2008.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or any of its subsidiaries, is a party or of which any of their respective property is the subject. The Corporation and the Bank are not parties to any legal proceedings under federal and state environmental laws.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Corporation’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Corporation’s Common Stock is publicly traded over the counter under the symbol “FCEC”. As of January 31, 2008, there were approximately 949 shareholders of record of the Corporation’s Common Stock. The closing stock price as of January 31, 2008 was $17.25.

The authorized capital stock of the Corporation consists of 25,000,000 shares of Common Stock, par value $1.00 per share, of which 5,160,750 and 5,151,740 shares were outstanding (net of shares held in Treasury) at the end of 2007 and 2006, respectively. The following table shows the range of high and low bid prices for the Common Stock based upon transactions reported for each quarter respectively

	Bid Prices

	2007		2006
Quarter Ended	High	Low	High	Low

First	$21.35	$20.01	$22.00	$18.75

Second	$21.25	$19.75	$23.00	$21.12

Third	$20.25	$17.35	$22.75	$20.10

Fourth	$18.75	$17.10	$22.75	$20.80

The Corporation has prepared a graph comparing the cumulative shareholder return on the Corporation’s Common Stock as compared to the NASDAQ Composite Index and the SNL $500 Million to $1 Billion Bank Index for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. This graph is included in the Corporation’s 2007 Annual Report to Shareholders and can be found immediately following the signature pages of the Form 10-K included in that Annual Report.

The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 2007 and 2006, as set forth in the following table:

	Dividends Amount Per Share

	2007	2006
First Quarter	$ 0.135	$ 0.135
Second Quarter	0.135	0.135
Third Quarter	0.135	0.135
Fourth Quarter	0.140	0.135
Total	$ 0.545	$ 0.540

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

The holders of the Corporation’s Common Stock are entitled to receive such dividends as may be legally declared by the Corporation’s Board of Directors. See Item 1 of this Report, “Supervision and Regulation” for further discussion of the applicable laws regarding the payment of dividends. The amount, time, and payment of future dividends, however, will depend on the earnings and financial condition of the Corporation, government policies and other factors.

The following chart shows the purchases of the Corporation’s Common Stock during 2007:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2007	-	-	-	$7,267,233
November 1 to November 30, 2007	-	-	-	$10,000,000
December 1 to December 31, 2007	-	-	-	$10,000,000

Note: The Corporation announced on November 16, 2007 a program to repurchase up to $10.0 million of the Corporation’s Common Stock. This program replaced a previous program that expired in October 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 6.Selected Financial Data

(Dollars in thousands, except per share data)

STATEMENTS OF CONDITION

	December 31
	2007	2006	2005	2004	2003
Assets	$ 914,781	$ 872,094	$ 845,534	$ 805,872	$ 689,533
Gross loans and leases	743,440	694,343	664,276	618,005	511,249
Investment securities	97,977	88,714	97,088	140,029	130,729
Deposits	704,898	724,668	696,097	663,018	577,314
Borrowings	130,849	77,061	84,365	81,929	55,543
Stockholders’ equity	67,979	63,262	58,677	55,402	51,750
Allowance for loan and lease losses	7,817	8,186	8,123	6,816	5,541
Wealth Management assets (1)	591,297	562,952	561,030	555,644	550,217

STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005	2004	2003
Interest income	$ 56,436	$ 52,202	$ 44,604	$ 37,518	$ 33,533
Interest expense	24,973	20,037	13,579	7,863	7,154
Net interest income	31,463	32,165	31,025	29,655	26,379
Provision for loan and lease losses	80	3	1,382	1,164	2,519
Net interest income after provision for loan and lease losses	31,383	32,162	29,643	28,491	23,860
Non-interest income	11,787	9,212	9,325	9,313	11,506
Non-interest expense	32,570	31,153	30,557	29,213	27,400
Income before income taxes	10,600	10,221	8,411	8,591	7,966
Income taxes	2,931	2,886	1,900	2,430	2,161
Net income	$ 7,669	$ 7,335	$ 6,511	$ 6,161	$ 5,805

PER SHARE DATA (2)

Net income per share (Basic)	$ 1.49	$ 1.42	$ 1.28	$ 1.24	$ 1.18
Net income per share (Diluted)	$ 1.47	$ 1.40	$ 1.24	$ 1.19	$ 1.14
Cash dividends declared	$ 0.545	$ 0.540	$ 0.525	$ 0.505	$ 0.493
Book value	$ 13.17	$ 12.28	$ 11.45	$ 11.04	$ 10.42
Weighted average shares Outstanding (basic)	5,160,607	5,160,340	5,104,745	4,980,584	4,924,819
Weighted average shares Outstanding (diluted)	5,219,940	5,249,200	5,240,497	5,174,926	5,082,166

PERFORMANCE RATIOS

Return on Average Assets	0.86%	0.86%	0.79%	0.81%	0.88%
Return on Average Equity	11.84%	11.85%	11.48%	11.59%	11.48%
Average Equity to Average Assets	7.22%	7.22%	6.86%	7.00%	7.66%

Dividend Payout Ratio	36.62%	37.98%	40.93%	41.05%	41.93%

Notes:

(1)	These assets are managed by the Wealth Management Division of the Bank and are not assets of the Bank or the Corporation.
(2)    All per share data has been retroactively adjusted for stock dividends.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

DISCLOSURE ABOUT FORWARD LOOKING STATEMENTS

The Corporation may, from time to time, make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from the Corporation’s historic results.

These risks and uncertainties are discussed in Item 1A, “Risk Factors”, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. We are not obligated to update our forward-looking statements, even though our situation may change in the future.

OVERVIEW

Net income for the year ended December 31, 2007 was $7.7 million, an increase of $335 thousand or 4.6% from $7.3 million in 2006. Basic and diluted net income per share in 2007 were $1.49 and $1.47, respectively, as compared to 1.42 and 1.40, respectively in 2006. Return on average equity in 2007 was 11.84%, as compared to 11.85% in 2006. Return on average assets remained constant at 0.86% for 2007 and 2006.

During 2007, total assets increased 4.9% to $914.8 million; loans and leases grew 7.1% to $743.4 million; and deposits decreased 2.7% to $704.9 million. Offsetting the decrease in deposits was an increase in Federal Home Loan Bank (“FHLB”) and other borrowings, which increased 87.3% to $115.4 million at December 31, 2007. The decrease in deposits and the offsetting increase in Federal Home Loan Bank and other borrowings is the result of a strategic decision to replace higher cost brokered CDs with lower cost FHLB borrowings. Loan growth in 2007 reflects the Bank’s focus on growing quality loan relationships.

The increase in net income for the year ended December 31, 2007 when compared to 2006 was primarily the result of an increase in non-interest income, partially offset by a decrease in net interest income and an increase in non-interest expense. Included in these results is the impact from several significant events that occurred during the year ended December 31, 2007. In the second quarter, the Bank recorded a gain related to the sale of a loan that had been on non-accrual status and, in the third quarter of 2007, the Bank recorded gains related to the sale of facilities.

The decrease in net interest income was primarily driven by an increase in interest income, offset by an increase in interest expense. During the year ended December 31, 2007 interest income benefited from a 7.1% growth in the loan portfolio and from increases in interest rates. The increase in interest expense was primarily attributable to a 4.8% growth in average interest-bearing deposits combined with an increase in the average rate paid on these deposits mainly due to a shift in the deposit mix and strong customer demand for higher priced deposits.

The increase in non-interest income for year ended December 31, 2007 was primarily due to a $1.39 million pre-tax gain recorded in the third quarter of 2007 related to the sale of facilities. The increase was also attributable to higher Wealth Management revenue, higher service fee income on deposit accounts and a $225 thousand pre-tax gain related to the sale of a loan that had been on non-accrual status.

During 2007, the Bank entered into a sale-leaseback agreement on an administrative office facility known as the "Swope Building." The Bank leased back the Swope Building for a period of one year following the September sale date. The Bank recognized a $1.39 million pre-tax gain in connection with this transaction in 2007. The after-tax impact to net income from this gain was $915 thousand. Also in 2007, the Bank entered into a sale-leaseback agreement on an administrative office facility known as the "Operations Center." As disclosed in our Form 8-K dated September 28, 2007, the lease agreement for the Operations Center was for fifteen years with two optional five year renewal periods. The resulting $2.7 million gain was deferred and is being amortized into non-interest income over the fifteen year lease term. Rent expense on the lease is being recorded in the non-interest expense section of the income statement. The sale and lease back of the Swope Building and Operations Center fits into Management's overall facilities strategy and complements the

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

purchase of 1 North High Street, which was also completed in 2007. The purchase of the 1 North High Street building and the sale of the Swope Building and the Operations Center were structured as an IRS Code Section 1031 reverse like-kind exchange, effectively rolling the tax basis of the Swope Building and the Operations Center into the taxable basis of the 1 North High Street Building. Accordingly, the Bank was able to defer $772 thousand of taxes payable in the current year until such time as the 1 North High Street building is sold.

The increase in non-interest expense for the year ended December 31, 2007 was primarily due to higher salaries and employee benefits expense, mainly due to a higher average employee headcount; specifically, staffing for new branches as well as new key employees in the Wealth Management Division, Commercial Lending and Leasing areas.

NET INTEREST INCOME

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax equivalent basis, decreased 2.0% or $664 thousand from $32.6 million in 2006 to $32.0 million in 2007, compared to a 3.4% increase or $1.1 million from 2005 to 2006.

The decrease in tax equivalent net interest income for 2007 was primarily due to a larger increase in the average rate paid on interest-bearing liabilities, which increased 54 basis points, than the average yield earned on interest-earning assets, which increased by 23 basis points. The decrease in tax equivalent net interest income for 2007 was also due to an increase in interest-bearing liabilities that was higher than the increase in interest-earning assets. Average interest-bearing liabilities grew $39.5 million while average interest-earning assets increased by $35.4 million. Accordingly, net yields on interest-earning assets, on a tax equivalent basis, were 3.75% and 3.99% for 2007 and 2006, respectively.

The increase in tax equivalent net interest income for 2006 was largely the result of an increase in interest-earning assets that was higher than the increase in interest-bearing liabilities. The average interest-earning asset growth during 2006 was approximately $33.4 million while average interest-bearing liabilities increased by $23.9 million. Partially offsetting the increase in interest income generated from this growth in 2006 was a larger increase in the average rate paid on interest-bearing liabilities, which increased 90 basis points, than the average yield earned on interest-earning assets, which increased by 69 basis points. Accordingly, net yields on interest-earning assets, on a tax equivalent basis, were 3.99% and 4.03% for 2006 and 2005, respectively.

Average interest-earning assets in 2007 was $852.3 million, an increase of $35.4 million or 4.3% from $816.9 million in 2006. The increase in average interest-earning assets for 2007 was primarily due to a $33.6 million or 4.9% increase in average loans and leases combined with a $5.6 million or 13.7% increase in federal funds sold and deposits in banks. These increases were partially offset by a $3.7 million or 3.9% decrease in investment securities. In 2006, average interest-earning assets was $816.9 million, an increase of $33.4 million or 4.3% compared to 2005. The increase in average interest-earning assets for 2006 was the primarily due to a $29.5 million or 4.5% increase in average loans and leases combined with a $18.9 million or 87.3% increase in federal funds sold and deposits in banks. These increases were partially offset by a $15.0 million or 13.5% decrease in investment securities.

Average interest-bearing liabilities in 2007 was $702.5 million, an increase of $39.5 million or 6.0% from $663.0 million in 2006. The increase in 2007 was primarily due to a $28.0 million or 4.8% increase in average interest-bearing deposits combined with an $11.4 million or 17.6% increase in FHLB and other borrowings. In 2006, average interest-bearing liabilities was $663.0 million, an increase of $23.9 million or 3.7% from $639.1 million in 2005. The increase in 2006 was due to a $29.3 million or 5.3% increase in the average interest-bearing deposits partially offset by a $5.4 million or 7.7% decrease in FHLB and other borrowings.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAX EQUIVALENT INCOME/EXPENSES

AND RATES FOR THE YEAR ENDED DECEMBER 31,

2007	2006	2005

(Dollars in thousands)	Daily			Daily			Daily
	Average			Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold and interest	$46,098	$2,413	5.23	$40,535	$2,061	5.08	$21,645	$761	3.57
bearing deposits in banks
Investment securities
Taxable	80,129	3,852	4.81	81,608	3,955	4.85	92,772	3,923	4.23
Tax-exempt (1)	12,004	542	4.51	14,256	576	4.04	18,079	754	4.17
Total investment securities	92,133	4,394	4.77	95,864	4,531	4.73	110,851	4,677	4.22
Loans and leases (2)
Taxable	698,676	49,063	7.02	666,239	45,169	6.78	636,592	38,807	6.10
Tax-exempt (1)	15,413	1,058	6.87	14,235	895	6.29	14,346	877	6.11
Total loans and leases	714,089	50,121	7.02	680,474	46,064	6.77	650,938	39,684	6.10
Total interest-earning assets	852,320	56,928	6.68	816,873	52,656	6.45	783,434	45,122	5.76
Non-interest-earning assets
Allowance for possible loan and
lease losses	(8,058)			(8,388)				(7,930)
Cash and due from banks	24,381			24,791				27,187
Other assets	27,979			23,937				23,262
Total assets	$896,622			$857,213				$825,953

LIABILITIES AND STOCKHOLDERS'
EQUITY
Savings, NOW, and money market
deposits	$366,567	$9,061	2.47	$368,754	$7,389	2.00	$386,668	$4,712	1.22
Certificates of deposit and other time	244,578	11,468	4.69	214,425	8,848	4.13	167,195	5,297	3.17
Total interest-bearing deposits	611,145	20,529	3.36	583,179	16,237	2.78	553,863	10,009	1.81
Subordinated debt	15,606	1,460	9.35	15,465	1,304	8.43	15,465	1,015	6.56
Federal Home Loan Bank and
other borrowings	75,701	2,984	3.94	64,347	2,496	3.88	69,736	2,555	3.66
Total interest-bearing liabilities	702,452	24,973	3.56	662,991	20,037	3.02	639,064	13,579	2.12
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	121,000			126,461			124,684
Other liabilities	8,398			5,857			5,514
Total liabilities	831,850			795,309			769,262
Stockholders' equity	64,772			61,904			56,691
Total liabilities and stockholders'
Equity	$896,622			$857,213			$825,953
Net interest income		$31,955			$32,619			$31,543
Net yield on interest-earning assets			3.75			3.99			4.03

(1)	The indicated income and annual rate are presented on a tax equivalent basis using the federal marginal rate of 34%, adjusted for the TEFRA 20% penalty for 2007, 2006, and 2005.

(2)	Non-accruing loans are included in the average balance.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

RATE VOLUME ANALYSIS

	Increase (decrease) in net interest income due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
(Dollars in thousands)	2007 Compared to 2006			2006 Compared to 2005

INTEREST INCOME
Federal funds sold and interest	$ 283	$ 69	$ 352	$ 681	$ 619	$ 1,300
bearing deposits in banks

Investment securities
Taxable	(72)	(31)	(103)	(472)	504	32
Tax-exempt(2)	(91)	57	(34)	(159)	(19)	(178)
Total investment securities	(163)	26	(137)	(631)	485	(146)

Loans and leases (3)
Taxable	2,199	1,694	3,893	1,808	4,554	6,362
Tax-exempt(2)	74	90	164	(7)	25	18
Total loans and leases	2,273	1,784	4,057	1,801	4,579	6,380
Total interest income	2,393	1,879	4,272	1,851	5,683	7,534

INTEREST EXPENSE
Savings, NOW and money market
deposits	(44)	1,716	1,672	(218)	2,895	2,677
Certificates of deposits and other time	1,245	1,375	2,620	1,497	2,054	3,551
Total interest bearing deposits	1,201	3,091	4,292	1,279	4,949	6,228
Subordinated debt	12	145	157	0	289	289
Federal Home Loan Bank and
other borrowings	441	46	487	(197)	138	(59)

Total Interest expense	1,654	3,282	4,936	1,082	5,376	6,458

Net Interest income	$739	$ (1,403)	$(664)	$769	$307	$1,076

NOTES:

(1)	The changes in interest due to both rate and volume have been allocated to both rate and volume, respectively, in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	The indicated changes are presented on a tax equivalent basis.

(3)	Non-accruing loans have been used in the daily average balances to determine changes in interest due to volume. Loan fees included in the interest income computation are not material.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

INTEREST INCOME ON FEDERAL FUNDS SOLD AND DEPOSITS IN BANKS

Interest income on federal funds sold and interest bearing deposits in banks increased $352 thousand or 17.1% in 2007 to $2.4 million from $2.1 million in 2006. This follows an increase of 170.8% or $1.3 million from 2005 to 2006. The increases in interest income on these balances in 2007 and 2006 were partially due to increases in the average federal funds sold and interest bearing deposits in banks balances. In 2007, these balances increased $5.6 million or 13.7% from $40.5 million to $46.1 million. In 2006, these balances increased $18.9 million or 87.3% from $21.6 million to $40.5 million. The increases in interest on federal funds sold and interest bearing deposits in banks for 2007 and 2006 are also the result of market increases in the rates earned on these funds. The yield earned on federal funds sold and interest bearing deposits in banks in 2007 was 5.23%, compared to 5.08% and 3.57% in 2006 and 2005, respectively. Our strategy to increase federal funds sold and interest bearing deposits in banks in 2006, was intended to improve liquidity while at the same time remain in short-term funds during the rising rate environment. Also, in 2006 and the first half of 2007, the yield on federal funds sold and interest bearing deposits in banks, given the relatively flat yield curve, was very competitive with alternative short term investment securities. During the fourth quarter of 2007, as the yield curve became steeper, we began to reduce federal funds sold and interest bearing deposits in banks and increase longer term investment securities. While the average 2007 federal funds sold and interest bearing deposits in banks balance increased from 2006, the ending balance decreased, reflecting this strategy shift. Ending federal funds sold and interest bearing deposits in banks at December 31, 2007 was $24.5 million, down $20.3 million from $44.8 million at December 31, 2006.

INTEREST INCOME ON INVESTMENT SECURITIES

On a tax equivalent basis, interest income on investment securities decreased $137 thousand or 3.0% from $4.5 million in 2006 to $4.4 million in 2007, compared to a $146 thousand or 3.1% decrease from 2005 to 2006. The decrease in investment interest income in 2007 was primarily due to a $3.7 million or 3.9% decrease in average investment securities, partially offset by a 4 basis point increase in the yield on these assets from 4.73% in 2006 to 4.77% in 2007. From 2005 to 2006, the decrease in interest income on investment securities was primarily due to a $15.0 million or 13.5% decrease in average investment securities, partially offset by a 51 basis point increase in the yield on these assets from 4.22% in 2005 to 4.73% in 2006. The decrease in average investment securities for the year ended, December 31, 2006 from 2005 resulted from an increase in the amount of liquidity needed to provide for loan growth combined with management’s decision to invest in fed funds sold and interest bearing deposits in banks, given the rising interest rate environment and the relatively flat yield curve. In the fourth quarter of 2007, Federal Reserve Board actions to reduce interest rates contributed to a steeper yield curve, prompting us to change our strategy and shift funds from federal funds sold and interest bearing deposits in banks to longer term investments. While the average 2007 investment securities balance decreased from 2006, the ending balance increased, reflecting this strategy shift. Ending investment securities at December 31, 2007 was $98.0 million, up $9.3 million from $88.7 million at December 31, 2006.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES AT DECEMBER 31,

	2007		2006		2005
(Dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Held-to-Maturity
State and municipal	$ -	$ -	$ 5	$ 5	$ 10	$ 10

Available-for-Sale
U.S. Treasury	-	-	1,000	998	2,504	2,476
U.S. Government agency	3,082	3,100	3,371	3,354	1,040	1,018
Mortgage-backed securities	56,925	56,654	56,439	55,052	57,456	56,020
State and municipal	13,686	13,650	9,906	9,602	15,672	15,160
Corporate securities	15,121	14,486	11,461	10,874	13,655	13,086
Other asset-backed securities	-	-	-	-	117	116
Mutual Funds	-	-	-	-	796	788
Other equity securities	10,993	10,087	8,764	8,829	8,758	8,414

Total Investment securities	$ 99,807	$ 97,997	$ 90,946	$ 88,714	$ 100,008	$ 97,088

INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2007

	Due	Due year 2	Due year 6	Due
	within	through	through	Over
(Dollars in thousands)	1 year	year 5	year 10	10 years	Total

Available-for-Sale
U.S. Government agency	$ --	$ --	$ --	$ 3,082	$ 3,082
Mortgage-backed securities(1)	2,245	6,875	3,353	44,452	56,925
State and municipal	2,488	10,279	919	--	13,686
Corporate securities	--	7,210	4,032	3,879	15,121
Other equity securities (2)	--	--	--	10,993	10,993

Total Investment securities	$4,733	$24,364	$8,304	$62,406	$99,807

Weighted average yield	4.40%	4.07%	4.65%	4.97%	4.70%

NOTES:

(1)	Mortgage-backed and Other asset-backed securities are included in the above table based on their contractual maturity.

(2)	Other equity securities having no stated maturity have been included in "Due over 10 years".

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

INTEREST INCOME ON LOANS AND LEASES

During 2007, interest income on loans and leases, on a tax equivalent basis, increased by $4.1 million or 8.8% from 2006. This increase was partially due to a $33.6 million or 4.9% increase in average loan and lease balances from $680.5 million in 2006 to $714.1 million in 2007. The increase in interest income on loans and leases was also due to a 25 basis point increase in the tax adjusted yield earned on loans and leases during 2007, from 6.77% in 2006 to 7.02% in 2007. During 2006, interest income on loans and leases, on a tax equivalent basis, increased by $6.4 million or 16.1% from 2005. This increase resulted from an increase in average loan balances of $29.5 million or 4.5% from $650.9 million in 2005 to $680.5 million in 2006. The increase in interest income on loans and leases was also due to a 67 basis point increase in the tax adjusted yield earned on loans and leases during 2007, from 6.10% in 2005 to 6.77% in 2006. The yield increases for 2007 and 2006 are a direct result of market rate increases and increases in the Federal Reserve Rates over the course of 2006. There were four Federal Reserve actions to raise interest rates in the first half of 2006 and four Federal Reserve actions to lower interest rates in the later part of 2007. The net impact of these actions to the Bank were higher average rates during 2007 as compared to 2006.

LOAN PORTFOLIO BY TYPE AT DECEMBER 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Commercial loans	$277,715	$243,651	$218,365	$187,903	$142,144

Real estate - construction	55,414	41,287	49,095	59,093	56,340

Real estate – commercial	235,880	222,300	199,191	186,949	159,874

Real Estate – residential	59,508	65,698	66,876	56,541	43,024

Consumer loans (3)	106,574	108,700	112,993	101,157	77,113

Lease financing receivables (2)	8,349	12,707	17,756	26,362	32,754

Total gross loans
and leases	743,440	694,343	664,276	618,005	511,249

Allowance for loans and
lease losses	(7,817)	(8,186)	(8,123)	(6,816)	(5,541)

Total net loans and leases (1)	$735,623	$686,157	$656,153	$611,189	$505,708

NOTES:

(1)	There were no concentrations of loans exceeding 10% of total gross loans and leases which is not otherwise disclosed as a category of loans in the above table.

(2)	As of December 31, 2007, we are no longer funding leases. Instead, we are acting as an agent for a third party that funds the lease, and we collect an upfront fee.

(3)	Consumer loans consist of consumer installment loans, home equity loans, lines of credit, and loans to small businesses.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
INTEREST RATES AT DECEMBER 31, 2007 (1)

		Maturing
	Maturing	After 1 Year	Maturing
	Within	And Within	After
(Dollars in thousands)	1 Year (2)	5 Years	5 Years	Total

Commercial loans	$ 20,787	$ 74,175	$ 182,753	$ 277,715
Real Estate - construction	16,411	14,371	24,632	55,414
Total	$ 37,198	$88,546	$207,385	$333,129

Loans maturing after 1 year with:
Fixed interest rates
Commercial Loans		$ 44,603	$72,481
Commercial real estate – construction		4,324	5,298

Variable interest rates
Commercial Loans		29,572	110,272
Commercial Real Estate – construction		10,047	19,334
Total		$88,546	$207,385

NOTES:

(1)

Determination of maturities included in the loan maturity table are based upon contract terms. This policy is used primarily in evaluating ongoing customer's use of their lines of credit with the Bank that are at floating interest rates.

(2)

Demand loans and overdrafts are reported maturing "Within 1 Year". Most construction real estate loans are reported maturing "Within 1 Year" because of their short term maturity or because they are indexed to the Bank's prime rate. An immaterial amount of loans has no stated schedule of repayments.

INTEREST EXPENSE

Interest expense on deposit accounts increased $4.3 million or 26.4% from $16.2 million in 2006 to $20.5 million in 2007. Increases in both the interest-bearing balances and the average rate paid on these balances contributed to the increase in interest expense. Average interest-bearing balances increased $28.0 million or 4.8% from $583.2 million in 2006 to $611.1 million in 2007. The average rate paid on these deposits increased 58 basis points from 2.78% in 2006 to 3.36% in 2007. Interest expense on deposit accounts increased $6.2 million or 62.2% from $10.0 million in 2005 to $16.2 million in 2006. Increases in both the interest-bearing balances and the average rate paid on these balances contributed to the increase in interest expense. Average interest-bearing balances increased from $553.9 million in 2005 to $583.2 million in 2006, an increase of $29.3 million or 5.3%. The average rate paid on these balances increased from 1.81% in 2005 to 2.78% in 2006.

The increase in the average rate paid in 2007 as compared to 2006 was primarily attributable to a customer driven shift from lower cost deposit products to higher cost deposit products coupled with an increase in many of our retail deposit product rates. In addition, market interest rate movements throughout 2005, 2006 and 2007 have contributed to the higher rates paid on deposits. Throughout 2005 and during the first half of 2006, the Bank increased rates paid on its interest bearing deposits in response to increases in Federal Reserve rates and the increase in competitive pressures in the Bank’s marketplace. In the second half of 2007, the Federal Reserve decreased interest rates. The Bank responded with decreases in some deposit rates in the fourth quarter of 2007. The net impact to the Bank from the 2006 rate increases and the 2007 rate decreases were higher rates paid in 2007 than in 2006. The Bank will continue to respond with necessary rate decreases in 2008 as Federal Reserve actions, market competition and consumer demand warrant. The increase in the average rate paid on deposit balances was mitigated by a significant reduction in higher cost brokered CDs and replaced with lower cost FHLB borrowings in the second half of 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Interest expense on FHLB and other borrowings increased $488 thousand or 19.6% from $2.5 million in 2006 to $3.0 million in 2007. This increase was primarily due to an $11.4 million or 17.6% increase in the average FHLB and other borrowings from $64.3 million in 2006 to $75.7 million in 2007.

Interest expense on subordinated debt increased $156 thousand or 11.96% for the year ended December 31, 2007 as compared to the same period in 2006. This increase was primarily due to a $161 thousand charge for accelerated amortization of issuance costs related to the early redemption of the $5.2 million Trust I issuance. The redemption of the debentures was coordinated with the $5.2 million Trust III issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points.

DEPOSIT ANALYSIS
(Dollars in thousands)
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

NOW	$159,572	2.30%	$134,076	1.76%	$145,201	1.04%
Money Market	97,726	4.19%	80,009	3.84%	34,967	1.81%
Statement Savings	43,270	0.79%	49,699	0.80%	60,570	0.75%
Other Savings	1,514	1.52%	636	0.56%	1,230	0.57%
Tiered Savings	64,485	1.45%	104,334	1.49%	144,700	1.46%
Total NOW, Savings,
and money market	366,567	2.47%	368,754	2.00%	386,668	1.22%

CD's Less than $100,000 (1)	192,236	4.72%	169,630	4.16%	110,407	3.08%
CD's Greater than $100,000	52,342	4.58%	44,795	3.99%	56,788	3.34%
Total CDs	244,578	4.69%	214,425	4.13%	167,195	3.17%

Total interest-bearing deposits	611,145		583,179		553,863

Non-Interest-Bearing
Demand Deposits	121,000	--	126,461	--	124,684	--

Total Deposits	$732,145		$709,640		$678,547

(1) Includes average Brokered CDs of $57,710, $51,892 and $19,833 for 2007, 2006 and 2005, respectively

MATURITIES OF CERTIFICATES OF DEPOSIT, $100,000 OR MORE
AT DECEMBER 31, 2007

	Due Within	Over 3 Months	Over 6 Months	Due Over
(Dollars in thousands)	3 Months	Through 6 Months	Through 12 Months	12 Months	Total

Certificates of Deposit
$100,000 or more	$ 18,646	$ 13,140	$ 23,235	$ 3,595	$ 58,616

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

During 2007, the Corporation recorded an $80 thousand provision for loan and lease losses, compared to $3 thousand in 2006 and $1.4 million in 2005. Net charge-off’s in 2007 were $442 thousand, compared to $186 thousand of net recoveries in 2006 and $46 thousand of net charge-offs in 2005. The increase in the provision for the year ended December 31, 2007 over the same period in 2006 was determined in accordance with the Bank’s allowance for loan and lease loss policy. Non-accrual loans as a percentage of gross loans and leases was 0.16% at December 31, 2007, compared to 1.05% and 1.26% at December 31, 2006 and 2005, respectively. The allowance for loan and lease losses as a percentage of loans and leases at December 31, 2007 was 1.05% compared to 1.18% and 1.22% at December 31, 2006 and 2005, respectively. The reduced provision for the year ended December 31, 2006 as compared to the same period in 2005 was a direct result of improved asset quality in 2006.

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

Management evaluates the adequacy of the allowance on a quarterly basis to ensure the provision for loan and lease losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on Management's assessment of probable estimated losses. The Bank’s methodology for assessing the appropriateness of the allowance for loan and lease losses consists of several key elements. These elements include a specific allowance for loan and lease classified list loans and an allowance based on historical trends. The Corporation consistently applies the following comprehensive methodology.

The allowance for loan and lease losses addresses those loans and leases maintained on the Bank’s loan and lease classified list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans and leases are those with a well-defined weakness, which jeopardizes the repayment of the debt. A loan or lease may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans and leases for which repayment plans have not been met or collateral equity margins do not protect the Bank may also be classified as substandard. Doubtful loans and leases have the characteristics of substandard loans and leases with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans and leases, the classification of loss is deferred until pending factors, which might improve the loan or lease, have been determined. Loans and leases rated as doubtful in whole or in part are placed on non-accrual status. Loans and leases, which are classified as loss, are considered uncollectible and are charged to the allowance for loan and lease losses.

Loans and leases on the loan and lease classified list may also be impaired loans, which are defined as non-accrual loans and leases or troubled debt restructurings, which are not in compliance with the restructured terms. Each of the classified loans and leases on the watch list is individually analyzed to determine the level of the potential loss under the current circumstances. The specific reserve established for these criticized by management and impaired loans and leases is based on careful analysis of the loan's and lease’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for classified list loans and leases is equal to the total amount of potential unconfirmed losses for the individual classified loans and leases on the classified list. Classified loans and leases are managed and monitored by management.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

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

The following tables present information regarding the Bank’s total allowance for loan and lease losses as well as the allocation of such amounts to the various categories of loans at the dates indicated:

ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)	December 31,
	2007	2006	2005	2004	2003
Commercial loans and leases	$6,197	$6,505	$5,992	$4,320	$3,552
Residential real estate	294	355	361	276	199
Consumer loans	1,326	1,148	1,758	1,502	1,187
Unallocated	-	178	12	718	603
Total allowance for loan and lease losses	$7,817	$8,186	$8,123	$6,816	$5,541

PERCENTAGE OF ALLOWANCE IN EACH CATEGORY TO TOTAL ALLOWANCE
	December 31,
	2007	2006	2005	2004	2003
Commercial loans and leases	79%	80%	74%	63%	64%
Residential real estate	4%	4%	4%	4%	4%
Consumer loans	17%	14%	22%	22%	21%
Unallocated	-	2%	-	11%	11%
Total allowance for loan and lease losses	100%	100%	100%	100%	100%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
(Dollars in thousands)
	2007	2006	2005	2004	2003

Balance at beginning of year	$8,186	$8,123	$6,816	$5,541	$5,887

Provision charged to operating expense	80	3	1,382	1,164	2,519

Recoveries of loans and leases previously charged off
Commercial loans	94	291	178	955	175
Real estate – mortgages	-	6	196	31	9
Consumer loans	32	13	12	28	28
Lease financing receivables	14	49	51	81	2
Total recoveries	140	359	437	1,095	214

Loan charge-offs
Commercial loans	(173)	(32)	(59)	(261)	(1,045)
Real estate – mortgages	(48)	(51)	(245)	(294)	(545)
Consumer loans	(278)	(72)	(82)	(121)	(261)
Lease financing receivables	(83)	(18)	(97)	(234)	(1,248)
Total charge-offs	(582)	(173)	(483)	(910)	(3,099)
Net loan (charge-offs) recoveries	(442)	186	(46)	185	(2,885)

Allowance other adjustment (1)	(7)	(126)	(29)	(74)	20

Balance at end of year	$7,817	$8,186	$8,123	$6,816	$5,541

Year-end loans and leases outstanding	$743,440	$694,343	$664,276	$618,005	$511,249

Average loans and leases outstanding	$714,089	$680,474	$650,938	$567,755	$470,413

Allowance for loan and lease losses
as a percentage of year-end loans and leases
outstanding	1.05%	1.18%	1.22%	1.10%	1.08%

Ratio of net (charge-offs) recoveries to average
Loans and leases outstanding	(0.06)%	0.03%	(0.01)%	0.03%	(0.61)%

(1) “Allowance other adjustment” represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit and is recorded in the other liabilities section of the balance sheet. These loans and lines of credit, although unfunded, have been committed to by the Bank.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation’s policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Non-accrual loans reduce the Corporation’s earnings because interest income is not earned on such assets. There are fifteen non-accrual loans making up the $1.2 million total non-accrual loan and lease balances at December 31, 2007 as compared to seventeen non-accrual loans making up the $7.3 million total non-accrual loan and lease balances at December 31, 2006. Included in the December 31, 2006 balance was one commercial loan of $5.9 million that was sold during 2007. Management continues to take steps to reduce non-accrual loan and lease levels and correct and control current and future credit quality issues. The Credit Administration Department assists Management in improving the components of the allowance of loans and lease losses including the provision for loan and lease losses, recoveries, and charged-off loans. The following chart represents detailed information regarding non-performing loans:

NON-PERFORMING LOANS AND ASSETS

	December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Past due over 90 days and still accruing	$ 142	$ 793	$ --	$ --	$ 597
Non-accrual loans and leases (1)	1,194	7,289	8,358	7,877	3,093
Total non-performing loans and leases	1,336	8,082	8,358	7,877	3,690

Other real estate owned	--	--	--	757	965

Total non-performing assets	$1,336	$8,082	$8,358	$8,634	$4,655

Interest income which would
have been recorded	$ 321	$ 682	$ 638	$ 209	$ 348

Interest income that was
received from customer	--	--	--	(27)	(46)

Total contractual interest
for non-accruing loans
and leases not collected	$321	$682	$638	$182	$302

Non-performing loans as a
percentage of total loans and leases	0.18%	1.16%	1.26%	1.27%	0.72%
Allowance for loan and lease losses
as a percentage of non-performing
loans and leases	585.10%	101.29%	97.19%	86.53%	150.16%
Non-performing assets as a percentage
of total loans and leases and other real
estate owned	0.18%	1.16%	1.26%	1.40%	0.91%
Allowance for loan and lease losses as a
percentage of non-performing
assets	585.10%	101.29%	97.19%	78.94%	119.03%

(1)

Generally the Bank places a loan in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            Management believes that the allowance for loan and lease losses is adequate based on its current assessment of probable estimated losses. OREO represents residential and commercial real estate owned by the Corporation following default by borrowers that has been written down to estimated realizable value (net of estimated disposal costs) based on professional appraisals. At December 31, 2007 and 2006, there were no properties held by the Corporation as OREO.

Management is not aware of any loans or leases other than those included in the foregoing tables and mentioned in this section as well as the “Asset Quality and Allowance for Loan and Lease Losses” section that would be considered potential problem loans and cause Management to have doubts as to the borrower’s ability to comply with loan repayment terms.

NON-INTEREST INCOME

Total non-interest income increased $2.6 million or 28.0%, to $11.8 million in 2007, compared to a decrease of $113 thousand or 1.2% from 2005 to 2006. The various components of non-interest income are discussed below.

The largest component of non-interest income is Wealth Management revenue which increased $197 thousand or 5.8% to $3.6 million in 2007. This compares to an increase of $30 thousand or 0.9% from $3.4 million in 2005. The primary reason for the increases in Wealth Management revenue for 2007 and 2006 is an increase in the market value of Wealth Management assets under management. These balances increased 5.0% in 2007 from $563.0 million at December 31, 2006 to $591.3 million at December 31, 2007. Wealth Management assets under management grew 0.3% or $1.9 million in 2006 from $561.0 million.

Service charges on deposit accounts increased $355 thousand or 17.7% to $2.4 million in 2007 compared to an increase of $53 thousand or 2.7% in 2006 from 2005. Service charges on deposit accounts consists mainly of overdraft and insufficient funds charges, combined with periodic and transaction-based service charges. The increases for 2007 and 2006 over 2006 and 2005, respectively, were primarily due to increases in charges for insufficient funds and overdraft charges.

Gains on the sales of investment securities were $2 thousand in 2007 as compared to $79 thousand of losses in 2006 and $58 thousand of gains in 2005. The sales of investment securities throughout 2007, 2006 and 2005 were the results of normal portfolio management.

During 2007, 2006 and 2005 the Corporation had operating lease agreements with several customers. The income on these agreements increased $120 thousand or 10.4% from $1.2 million in 2006 to $1.3 million in 2007 and increased $155 thousand or 15.5% in 2006 from 2005. The increases in 2007 and 2006 are due to an increased volume in operating leases with one customer. As of December 31, 2007, the Bank is no longer funding operating leases. Instead, we are acting as an agent for a third party that does fund the lease and we collect an upfront fee. See the discussion of related depreciation expense in the “Non-Interest Expense” section.

Gains and losses on the sale of fixed assets and OREO in 2007 was a $1.4 million gain as compared to a $19 thousand gain in 2006 and a $7 thousand loss in 2005. The $1.4 million gain recorded in 2007 was primarily related to the sales of facilities as discussed in the Overview section.

Gains and fee income generated from the sales of loans during 2007 increased by $241 thousand or 62.3% from $387 thousand in 2006 to $628 thousand in 2007. This compares with a decrease of $87 thousand or 18.3% from $474 thousand in 2005. Included in the $628 thousand gain in 2007 is a $225 thousand gain recorded related to the sale of a $5.9 million loan that had been on non-accrual status. Excluding this event, gains and fees on the sale of loans increased $16 thousand or 4% from $387 thousand to $403 thousand for 2007 compared to the same period in 2006. The $87 thousand decrease from 2005 to 2006 was mainly driven by a decrease in volume. During 2006, the volume of refinancing and originations of saleable loans had substantially decreased from 2005, resulting in a lower amount of gains and fees being collected when compared to 2005. When a mortgage is sold, all unamortized fees collected are recognized as income for that period and any gain or loss based on the current market value is recorded at the time of the sale. The Corporation retains the servicing on a portion of the loans sold and earns a servicing fee.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

            Other non-interest income increased $175 thousand or 7.6% from $2.3 million in 2006 to $2.5 million in 2007. This compares with a decrease of $152 thousand or 6.2% from 2005. The primary components of other non-interest income over the past three years are as follows:

(Dollars in thousands)
	2007	2006	2005
Electronic Banking	$1,015	$ 994	$ 873
Wealth Advisory Services	468	373	367
Other	994	935	1,214
	$2,477	$2,302	$2,454

Other includes rental income, safe deposit box fees, merchant services income, and other commission and fee income. The lower Other Non-Interest Income in 2007 and 2006 as compared to 2005 was primarily due to a gain recorded in 2005 related to a forfeited deposit.

NON-INTEREST EXPENSE

Total non-interest expense increased $1.4 million or 4.5% from $31.2 million in 2006 to $32.6 million in 2007, compared to an increase of $596 thousand or 2.0% from 2005 to 2006. The various components of non-interest expense are discussed below.

Employee salaries and benefits increased $1.6 million or 9.1% from $17.4 million in 2006 to $19.0 million in 2007, compared to an increase of $1.6 million or 9.8% from $15.9 million in 2005. The increase during 2007 as compared to 2006 was primarily due to a higher average employee headcount; specifically, staffing for new branches as well as new key employees in the Wealth Management Division and the Commercial Lending and Leasing areas. The increase was also due to higher employee medical insurance expense premiums. The increase in 2006 as compared to 2005 was primarily higher salary expense related to the adoption of a new performance-based incentive program in 2006 combined with higher base salaries and benefits due to higher employee head count during the year.

Net occupancy, equipment and data processing expense decreased $207 thousand or 3.9% from $5.4 million in 2006 to $5.2 million in 2007, compared to a decrease of $246 thousand or 4.4% from $5.6 million in 2005. The lower expense in 2007 as compared to 2006 is primarily due to core systems and equipment that became fully depreciated in 2006 as well as lower building depreciation expense from the sale of facilities during 2007. The lower expense in 2006 as compared to 2005 is also due to lower depreciation on core systems and equipment that became fully depreciated in 2006.

Depreciation on operating leases increased $69 thousand or 6.9% from $987 thousand in 2006 to $1.1 million in 2007. This compares to an increase of $118 thousand or 13.6% from $869 thousand in 2005. This depreciation expense is associated with the operating lease agreements the Bank had with several customers. The income associated with these operating leases are classified as Operating Lease Rental Income.

Professional services expense increased $183 thousand or 9.9% from $1.8 million in 2006 to $2.0 million in 2007 compared to a decrease of $753 thousand or 29.0% from $2.6 million in 2005. The higher professional services expense in 2007 as compared with 2006 is primarily the result of higher legal and consulting fees in 2007. The higher professional services expense in 2005 as compared to 2006 was primarily due to the cost of complying with Sarbanes-Oxley legislation recorded in 2005 combined with certain consulting fees for demographic and branch site analysis, real estate management, benefit plans and management planning also recorded in 2005.

Bank Shares Tax was $705 thousand, $726 thousand, and $549 thousand for the years 2007, 2006, and 2005, respectively. Bank Shares Tax represented 1.08%, 1.17%, and .97% of average stockholders’ equity for 2007, 2006, and 2005, respectively. The Pennsylvania Bank Shares Tax is based primarily on a six year average of the Bank’s stockholders’ equity, and is paid on an annual basis.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Total other non-interest expense decreased $173 thousand or 4.5% from $3.9 million to $3.7 million in 2007 compared with a decrease of $214 thousand or 5.2% from $4.1 million in 2005. The primary components of other non-interest expense over the past three years are as follows:

(Dollars in thousands)
	2007	2006	2005
Telephone, Postage, and Supplies	$1,125	$1,190	$1,004
Loan and Deposit Supplies	548	504	569
Other	2,026	2,178	2,514
	$3,699	$3,872	$4,087

Other includes director fees, travel and mileage, Wealth Management processing fees, dues and subscriptions, FDIC Deposit Insurance premiums and assessments, and other general expenses. The decrease in 2007 as compared to 2006 is primarily due to a reduction in Wealth Management processing fees as well as a $125 thousand reimbursement for prior period overbilling by our third party Wealth Management processor.

Prior to March 31, 2006, the Bank was subject to deposit insurance assessments by the FDIC's Bank Insurance Fund ("BIF"). On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005, and, on February 15, 2006, the President signed into law The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act). The Reform Act provides for various changes to the FDIC's insurance program, including the merger of the BIF and the Savings Association Insurance Fund ("SAIF") into a new fund, the Deposit Insurance Fund ("DIF"), effective March 31, 2006. Prior to enactment of the Reform Act, the Bank was not required to pay any FDIC assessments. To help offset the new DIF assessment, the Bank received a one-time assessment credit. The assessment credit offset $416 thousand of deposit insurance premiums for 2007 and will partially offset the cost of such premiums for 2008. At December 31, 2007, $66 thousand of assessment credit remained available to offset 2008 premiums. Such increases in FDIC assessments will be an additional expense to the Corporation and, thus, will affect the Corporation's net income in 2008 and subsequent years.

In accordance with the Deposit Insurance Act of 1997 an additional assessment by the Financing Corporation ("FICO") became applicable to all insured institutions as of January 1, 1998. This assessment is not tied to the FDIC risk classification. The FICO assessment rates effective for the fourth quarter 2007 and the first quarter of 2008 were 1.30 basis points per $100 of DIF assessable deposits and 1.29 basis points, respectively. FICO deposit insurance expense was $87 thousand, $88 thousand and $91 thousand for the years 2007, 2006 and 2005.

In the fourth quarter of 2005, the Corporation opened a newly designed full-service branch in the Oxford area. The Corporation also opened a mini-branch in the Wellington Retirement Community in late November 2005. In April 2006, the Corporation opened a new loan processing office in Phoenixville, Pennsylvania. In the fourth quarter of 2006, the Corporation opened two new grocery store branches in Phoenixville and Royersford, Pennsylvania. These branches have a direct impact on all the components of non-interest expense. It is anticipated that the increases in costs will be offset over time by increases in net interest and fee income generated by business in the new marketing areas. We are continuously looking for new branch opportunities and may open new branches in the future as circumstances permit. In January and February of 2008, the Corporation opened two new full service branches in Downingtown and Kennett Square, Pennsylvania, respectively.

INCOME TAXES

Income tax expense was $2.9 million in 2007 compared with $2.9 million in 2006 and $1.9 million in 2005, representing an effective tax rate of 27.7%, 28.2%, and 22.6%, respectively. The lower effective tax rates in 2007 as compared with 2006 and 2005 as compared to 2006 are primarily due to increases in permanent differences as a relative percentage of pretax income.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At December 31, 2007, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements and the bank was considered "well capitalized", as defined in the regulations issued pursuant to the FDIC Improvement Act of 1994. The Corporation's and Bank’s Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

RISK-BASED	December 31			"Well Capitalized"
CAPITAL RATIOS	2007	2006	2005	Requirements
Corporation
Leverage Ratio	9.22%	9.34%	8.80%	N/A
Tier I Capital Ratio	10.84%	11.26%	10.94%	N/A
Total Risk-Based Capital Ratio	11.92%	12.49%	12.19%	N/A

Bank
Leverage Ratio	8.58%	8.58%	8.14%	5.00%
Tier I Capital Ratio	10.08%	10.31%	10.08%	6.00%
Total Risk-Based Capital Ratio	11.18%	11.53%	11.32%	10.00%

The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Corporation.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007:

(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years

Minimum Annual Rentals on non-cancelable
operating leases	$ 9,333	$ 1,055	$ 1,820	$ 1,613	$ 4,845
Contractual maturities of time deposits	218,606	198,022	11,727	4,161	4,696
Loan commitments	193,777	193,777
Federal Home Loan Bank and other borrowings	115,384	23,816	79,143	10,159	2,266
Subordinated debt	15,465	-	-	-	15,465
Standby letter of credit	9,115	9,115	-	-	-

Total	$ 561,680	$ 425,785	$ 92,690	$ 15,933	$ 27,272

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Corporation conform with GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Corporation considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan and lease losses is determined based on Management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management’s estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to Management’s judgment based upon available evidence that future realization is more likely than not. If Management determines that the Corporation may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the SEC released Staff Accounting Bulletin SAB 110 (“SAB 110”), “Share Based Payment.” This bulletin expresses the views of the SEC staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of share options in accordance with SFAS 123R. This interpretation gives specific examples of when it may be appropriate to use the simplified method of determining the expected term. SAB 110 is effective for fiscal years beginning on or after January 1, 2008. The Corporation is evaluating the impact that the implementation of SAB 110 will have on its financial condition, results of operations and disclosures.

In December 2007, the FASB issued Statement No. 141(R) (“SFAS 141(R)”), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. While the Corporation has not yet evaluated SFAS 141(R) for the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions on or after January 1, 2009, rather than capitalize such costs as currently required.

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Corporation has not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements.

In November 2007, the SEC released Staff Accounting Bulletin SAB 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” This bulletin expresses the views of the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 09 is effective for fiscal years beginning after December 31, 2007. The Corporation is evaluating the impact that the implementation of SAB 109 will have on its financial condition, results of operations and disclosures.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

In March 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (our fiscal year beginning January 31, 2008). The Corporation does not expect EITF 06-11 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, FASB issued Statement No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In September 2006, FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 as of January 1, 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from growth of our existing deposit base, new deposits, FHLB, and cash flow from the investment and loan portfolios. The Corporation considers funds from such sources to comprise its "core" deposit base because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of deposits, non-interest-bearing demand deposit accounts and other deposit sources are highlighted in the “Deposit Analysis” table.

The Corporation utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits and in funding asset growth. The Corporation may utilize these funding sources to better match its assets that are subject to longer term repricing (i.e., between one and five years). The Bank, as a member of the FHLB, maintains several credit facilities (overnight lines of credit, amortizing and non-amortizing fixed rate term and variable rate term advances with FHLB). As of December 31, 2007, the amount outstanding under the Bank’s line of credit with the FHLB was $0.

FHLB borrowings totaled $115.4 million compared to $61.6 million at December 31, 2007 and 2006, respectively. These borrowings consist of short and long term borrowings representing a combination of maturities. The average interest rate for 2007 and 2006 on these borrowings was approximately 4.2% and 3.9%, respectively. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $235.8 million.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity of its "gap position" within one year is a negative $168.2 million or -18.7% of total assets at December 31, 2007, compared with a negative $241.1 million or -27.6% of total assets at the end of 2006. The Corporation’s gap position is just one tool used to evaluate interest rate risk and the stability of net interest margins. The data in the following chart represents the gap position at a specific point in time and may not be indicative of future gap positions. Another tool that Management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee policy and monitors the results of the simulations against these limits quarterly. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 2007

(Dollars in thousands)	Within	Two Through	Greater Than	Non-Rate
	One Year	Five Years	Five Years	Sensitive	Total
ASSETS
Federal funds sold	$ 24,260	$ -	$ -	$ -	$ 24,260
Investment securities	26,960	47,616	23,401	-	97,977
Interest bearing deposits in banks	216	-	-	-	216
Loans and leases	263,086	368,856	111,498	(7,817)	735,623
Cash and due from banks	-	-	-	28,884	28,884
Premises & equipment	-	-	-	17,560	17,560
Other assets	-	-	-	10,261	10,261
Total assets	$ 314,522	$416,472	$134,899	$ 48,888	$ 914,781
LIABILITIES AND CAPITAL
Non-interest-bearing deposits	$ -	$ -	$ -	$ 124,199	$ 124,199
Interest bearing deposits	443,474	15,887	121,338	-	580,699
FHLB and other borrowings	23,816	84,220	7,348	-	115,384
Subordinated debt	15,465	-	-	-	15,465
Other liabilities	-	-	11,055	-	11,055
Capital	-	-	-	67,979	67,979
Total liabilities and capital	$ 482,755	$100,107	$139,741	$ 192,178	$914,781
Net interest rate sensitivity gap	$(168,233)	$316,365	$ (4,842)	$(143,290)	$ -
Cumulative interest rate
sensitivity gap	$(168,233)	$148,132	$143,290	$ -	$ -
Cumulative interest rate
sensitivity gap divided
by total assets	(18.4%)	16.2%	15.7%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

The Corporation’s gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. The Corporation's Asset Liability Management Policy requires quarterly calculation of the effects of changes in interest rates on net interest income. The table below summarizes estimated changes in net interest income over the twelve-month period ending December 31, 2007 under alternative interest rate scenarios. The change in interest rates was modeled to simulate the effect of a proportional shift in asset and liability ratios (rate ramp). The prime rate as reported in the Wall Street Journal as of December 31, 2007 of 7.25% is used as the “driver rate” in these simulations.

(Dollars in thousands)
Change in	Net	Dollar	Percent
Interest Rates	Interest Income	Change	Change

+200 Basis Points	$ 31,932	$ 305	0.96%
+100 Basis Points	31,798	171	0.54%
Flat Rate	31,627	-	-
-100 Basis Points	31,381	(246)	(0.78)%
-200 Basis Points	31,008	(619)	(1.96)%

Management believes that the assumptions utilized in evaluating the vulnerability of the Corporation's net interest income to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Corporation’s assets and liabilities, as well as the estimated effect of changes in interest rates on net interest income, could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

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

The nature of the Corporation’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At December 31, 2007, the Corporation did not have any hedging transactions in place such as interest rate swaps, caps or floors.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

First Chester County Corporation

We have audited the accompanying consolidated balance sheets of First Chester County Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chester County Corporation and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Chester County Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 12, 2008

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31
	2007	2006
ASSETS
Cash and due from banks	$ 28,884	$ 27,556
Federal funds sold and other overnight investments	24,260	44,500
Interest bearing deposits	216	285

Total cash and cash equivalents	53,360	72,341

Investment securities held-to-maturity (fair value of $5
at December 31, 2006)	-	5

Investment securities available-for-sale, at fair value	97,977	88,709

Loans and leases	743,440	694,343
Less allowance for loan and lease losses	(7,817)	(8,186)

Net loans and leases	735,623	686,157

Premises and equipment, net	17,560	13,988
Net deferred tax asset	4,418	4,447
Other assets	5,843	6,447

Total assets	$914,781	$872,094

LIABILITIES
Deposits
Non-interest-bearing	$ 124,199	$ 129,911
Interest-bearing (including certificates of deposit over $100 of
$58,616 and $43,825 at December 31, 2007 and 2006, respectively)	580,699	594,757

Total deposits	704,898	724,668

Federal Home Loan Bank and other borrowings	115,384	61,596
Subordinated debt	15,465	15,465
Other liabilities	11,055	7,103

Total liabilities	846,802	808,832

STOCKHOLDERS' EQUITY
Common stock, par value $1.00; authorized, 25,000,000 shares;
Outstanding 5,279,815 at December 31, 2007 and 2006.	5,280	5,280
Additional paid-in capital	11,113	11,939
Retained earnings	55,347	50,486
Accumulated other comprehensive loss	(1,207)	(1,473)
Treasury stock, at cost; 119,065 and 128,075 at
December 31, 2007 and 2006, respectively.	(2,554)	(2,970)

Total stockholders' equity	67,979	63,262

Total liabilities and stockholders' equity	$914,781	$872,094

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share)	Years ended December 31
	2007	2006	2005
INTEREST INCOME
Loans and leases, including fees	$ 49,791	$ 45,783	$ 39,402
Investment securities	4,232	4,358	4,441
Federal funds sold and deposits in banks	2,413	2,061	761
Total interest income	56,436	52,202	44,604
INTEREST EXPENSE

Deposits	20,529	16,237	10,009
Subordinated debt	1,460	1,304	1,015
Federal Home Loan Bank and other borrowings	2,984	2,496	2,555
Total interest expense	24,973	20,037	13,579
Net interest income	31,463	32,165	31,025

PROVISION FOR LOAN AND LEASE LOSSES	80	3	1,382
Net interest income after provision for loan and lease losses	31,383	32,162	29,643
NON-INTEREST INCOME

Wealth Management	3,620	3,423	3,393
Service charges on deposit accounts	2,362	2,007	1,954
Gains (losses) on sales of investment securities, net	2	(79)	58
Operating lease rental income	1,273	1,153	998
Gains (losses) on the sales of fixed assets and OREO	1,425	19	(6)
Gains and fees on the sales of loans	628	387	474
Other	2,477	2,302	2,454
Total non-interest income	11,787	9,212	9,325
NON-INTEREST EXPENSE

Salaries and employee benefits	19,025	17,432	15,881
Occupancy, equipment, and data processing	5,152	5,359	5,605
Depreciation expense on operating leases	1,056	987	869
Bank shares tax	705	726	549
Professional services	2,031	1,848	2,601
Marketing	902	929	965
Other	3,699	3,872	4,087
Total non-interest expense	32,570	31,153	30,557
Income before income taxes	10,600	10,221	8,411
INCOME TAXES	2,931	2,886	1,900
NET INCOME	$7,669	$7,335	$6,511
PER SHARE DATA
Net income per share (Basic)	$1.49	$1.42	$1.28
Net income per share (Diluted)	$1.47	$1.40	$1.24
Dividends declared	$0.545	$0.540	$0.525

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Par Value	Capital	Earnings	Income/(loss)	Stock	Equity	Income

Balances at January 1, 2005	4,799,666	$4,800	$2,052	$53,749	$(78)	$(5,121)	$55,402	$ -

Net Income				6,511			6,511	6,511
Cash dividends declared				(2,665)			(2,665)
Stock dividends declared	480,149	480	10,612	(11,092)
Other Comprehensive Income
Net unrealized gains on investment securities available-for-sale					(1,851)		(1,851)	(1,851)
Treasury stock transactions			(223)			1,503	1,280
Comprehensive Income								$ 4,660

Balances December 31, 2005	5,279,815	$5,280	$12,441	$46,503	$(1,929)	$(3,618)	$58,677

Cumulative effect under SAB No. 108 adjustments				(565)			(565)
Balance at January 1, 2006, as adjusted	5,279,815	$5,280	$12,441	$45,938	$(1,929)	$(3,618)	$58,112
Net Income				7,335			7,335	7,335
Cash dividends declared				(2,787)			(2,787)
Other Comprehensive Income
Net unrealized gains on investment securities available-for-sale					456		456	456
Treasury stock transactions			(733)			648	(85)
Share based compensation tax benefit			231				231
Comprehensive Income								$ 7,791

Balances December 31, 2006	5,279,815	$5,280	$11,939	$50,486	$(1,473)	$(2,970)	$63,262

Net Income				7,669			7,669	7,669
Cash dividends declared				(2,808)			(2,808)
Other Comprehensive Income
Net unrealized gains on investment securities available-for-sale					266		266	266
Treasury stock transactions			(917)			416	(501)
Share based compensation tax benefit			91				91
Comprehensive Income								$ 7,935

Balances December 31, 2007	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	$67,979

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years ended December 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$ 7,669	$ 7,335	$ 6,511
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	2,498	2,777	2,615
Provision for loan and lease losses	80	3	1,382
Amortization of investment security premiums
and accretion of discounts, net	196	232	194
Amortization of deferred loan fees	(84)	459	(111)
(Gains) losses on sales of investment securities, net	(2)	79	(58)
Gains from the sales of assets	(1,425)	(19)	6
(Increase) decreases in other assets	497	(1,562)	(2,509)
Increase in other liabilities	1,267	143	872

Net cash provided by operating activities	10,696	9,447	8,902

INVESTING ACTIVITIES
Net increase in loans	(49,462)	(30,468)	(46,234)
Proceeds from sales of investment securities available-for-sale	4,583	13,631	85,784
Proceeds from maturities of investment securities available-for-sale	14,995	9,216	56,985
Proceeds from maturities of investment securities held to maturity	5	-	-
Purchases of investment securities available-for-sale	(28,637)	(14,094)	(99,964)
Purchases of premises and equipment	(7,214)	(3,031)	(2,330)
Proceeds from the sale of fixed assets	5,253	71	60

Net cash used in investing activities	(60,477)	(24,675)	(5,699)

FINANCING ACTIVITIES
Increase (decrease) in short term Federal Home Loan Bank
and other short term borrowings	(5,266)	(5,000)	750
Increase in long term Federal Home Loan Bank borrowings	65,000	-	1,686
Repayment of long term Federal Home Loan Bank borrowings	(5,946)	(2,304)	-
Net increase in deposits	(19,770)	28,571	33,079
Proceeds from issuance of subordinated debt	5,155	-	-
Repayment of subordinated debt	(5,155)	-	-
Cash dividends paid	(2,808)	(2,787)	(2,665)
Net increase (decrease) in treasury stock transactions	(501)	(85)	1,280
Share based compensation tax benefit	91	231	-

Net cash provided by financing activities	30,800	18,626	34,130

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,981)	3,398	37,333

Cash and cash equivalents at beginning of year	72,341	68,943	31,610

Cash and cash equivalents at end of year	$53,360	$72,341	$68,943

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Chester County Corporation (the "Corporation"), through its wholly-owned subsidiary, First National Bank of Chester County (the "Bank"), has been serving the residents and businesses of Chester County, Pennsylvania, since 1863. The Bank is a locally managed community bank providing loan, deposit, cash management and trust and investment services from its twenty two locations. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, Internet banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund insurance and brokerage companies.

The Corporation and the Bank, and their wholly-owned subsidiaries FNB Properties, LLC, FNB Insurance Services, LLC, Turks Head Properties, Inc, Turks Head II, LLC, First Chester County Capital Trust I (“Trust I”), First Chester County Capital Trust II (“Trust II”), and First Chester County Capital Trust III (“Trust III”) are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Corporation and the Bank for adherence to laws and regulations.

1.	Basis of Financial Statement Presentation

The accounting policies followed by the Corporation and its wholly-owned subsidiaries conform to generally accepted accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank, Turks Head Properties, Turks Head II, FNB Insurance Services, and FNB Properties. All significant intercompany transactions have been eliminated.

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

Statement of Financial Accounting Standards (“SFAS”) No. 131 establishes standards for public business enterprises reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess resources and performance. The Corporation has applied the aggregation criteria set forth in SFAS No. 131 for its operating segments to create one reporting segment, “community banking.”

The Corporation’s community banking segment consists of construction, commercial, retail, and mortgage banking. The community banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Corporation. For example, construction and commercial lending is dependent upon the ability of the Corporation to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Corporation as one operating segment or unit.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Management had previously determined that Trust I, Trust II and Trust III (Trust I, Trust II and Trust III, collectively, the "Trusts") each qualify as variable interest entities under FASB Interpretation 46 (“FIN 46”). Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. The Trusts hold, as their sole asset, subordinated debentures issued by the Corporation. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004 which required the Corporation to deconsolidate the Trusts.

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

The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Corporation did not have any derivative instruments at December 31, 2007, 2006, and 2005.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

The Corporation accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral.

The Corporation follows FASB Interpretation 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of FIN 45, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has issued financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer’s financial condition deteriorates, as defined in underlying agreements. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations.

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Assets are depreciated over their estimated useful lives, principally by the straight-line method.

The Corporation accounts for impairment of long-term assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The standard requires recognition and measurement of long-lived assets to be held and used or to be disposed of by sale. The Corporation had no impaired long-lived assets at December 31, 2007, 2006, or 2005.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

6.	Contributions

The Corporation accounts for contributions in accordance with SFAS No. 116, “Accounting for Contributions Received and Contributions Made.” SFAS No. 116 specifies that contributions made by the Corporation be recognized as expenses in the period made and as decreases of assets or increases of liabilities depending on the form of the benefits given. In accordance with SFAS No. 116, the Corporation incurred contribution expenses relating to long-term commitments to local not-for-profit organizations of $171 thousand, $78 thousand and $192 thousand during 2007, 2006 and 2005, respectively.

7.	Income Taxes

The Corporation accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense and benefits are the result of changes in deferred tax assets and liabilities.

8.	Employee Benefit Plans

The Corporation has certain employee benefit plans covering eligible employees. The Bank accrues such costs as earned by the employee.

9.	Share Based Compensation Plan

Effective January 1, 2006, the Corporation adopted FASB Statement No. 123 (R), “Share-Based Payment”. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Statement 123 (R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

Because the Corporation adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Corporation is required to record compensation expense for all awards granted after the date of adoption for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. As of January 1, 2006, there were no unvested options. The Corporation measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing mode for future grants. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

The Corporation granted no stock options during 2007 and all grants prior to January 1, 2006 were fully vested.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

At December 31, 2007, the Corporation has one stock-based employee compensation plan. Reported net income, adjusting for share-based compensation that would have been recognized in the adoption of Statement 123 (R) did not change the way that the Corporation has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table below. The Corporation expenses the grant date fair value of stock awards on a straight-line basis over the vesting period of the award.

The following table illustrates the effect on net income and net income per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006.

		2005
Net income (in thousands)	As reported	$ 6,511
Stock-based compensation
costs determined under fair
value method for all awards		114
	Pro forma	$6,397
Net income per share (Basic)	As reported	$1.28
	Pro forma	$1.23
Net income per share (Diluted)	As reported	$1.24
	Pro forma	$1.22

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

11.	Net income per share

The Corporation follows the provisions of SFAS No. 128, "Earnings Per Share" requires presentations of basic and diluted net income per share (“EPS”) in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. All per share data has been retroactively adjusted for stock dividends.

12.	Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments. Generally, federal funds and overnight investments are purchased and sold for one-day periods. Cash paid for interest for the years ended December 31, 2007, 2006, and 2005 was $24.1 million, $19.7 million and $12.9 million, respectively. Cash paid for income taxes for the years ended December 31, 2007, 2006, and 2005 was $2.1 million, $3.7 million, and $2.3 million, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

13.	Reporting Comprehensive Income

The Corporation follows the provisions of SFAS No. 130, “Reporting of Comprehensive Income,” which requires the reporting of comprehensive income which includes net income as well as certain other items which result in a change to equity during the period.

	December 31, 2007
(Dollars in thousands)	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising
during the period	$ 401	$ (136)	$ 265
Reclassification adjustment
for gains realized in net income	2	(1)	1
Other comprehensive loss	$403	$(137)	$266

	December 31, 2006
(Dollars in thousands)	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising
during the period	$ 770	$ (262)	$ 508
Reclassification adjustment
for losses realized in net income	(79)	27	(52)
Other comprehensive loss	$691	$(235)	$456

	December 31, 2005
(Dollars in thousands)	Before	Tax	Net of
	Tax	(Expense)	Tax
	Amount	Benefit	Amount
Unrealized holding gains (losses) arising
during the period	$ (2,983)	$ 1,095	$ (1,888)
Reclassification adjustment
for gains realized in net income	58	(21)	37
Other comprehensive loss	$(2,925)	$(1,074)	$(1,851)

14.	Advertising Costs

The Bank expenses advertising costs as incurred.

15.	Reclassifications

Certain numbers have been reclassified to conform with the 2007 presentation. These reclassifications have no impact on net income or net income per share.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

16.	New Accounting Pronouncements

In December 2007, the SEC released Staff Accounting Bulletin SAB 110 (“SAB 110”), “Share Based Payment.” This bulletin expresses the views of the SEC staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of share options in accordance with SFAS 123R. This interpretation gives specific examples of when it may be appropriate to use the simplified method of determining the expected term. SAB 110 is effective for fiscal years beginning on or after January 1, 2008. The Corporation is evaluating the impact that the implementation of SAB 110 will have on its financial condition, results of operations and disclosures.

In December 2007, the FASB issued Statement No. 141(R) (“SFAS 141(R)”), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. While the Corporation has not yet evaluated SFAS 141(R) for the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions on or after January 1, 2009, rather than capitalize such costs as currently required.

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Corporation has not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements.

In November 2007, the SEC released Staff Accounting Bulletin SAB 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” This bulletin expresses the views of the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 09 is effective for fiscal years beginning after December 31, 2007. The Corporation is evaluating the impact that the implementation of SAB 109 will have on its financial condition, results of operations and disclosures.

In March 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (our fiscal year beginning January 31, 2008). The Corporation does not expect EITF 06-11 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, FASB issued Statement No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In September 2006, FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Corporation is currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 as of January 1, 2007 and the adoption of FIN 48 did not have a material effect on our consolidated financial statements.

NOTE B - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation's available-for-sale and held-to-maturity securities at December 31, 2007 and 2006 are summarized as follows:

	Available-for-Sale
(Dollars in thousands)		Gross	Gross
2007	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$ -	$ -	$ -	$ -
U.S. Government agency	3,082	30	(12)	3,100
Mortgage-backed securities	56,925	260	(531)	56,654
State and municipal	13,686	73	(109)	13,650
Corporate securities	15,121	30	(665)	14,486
Other equity securities	10,993	44	(950)	10,087
	$99,807	$437	$ (2,267)	$97,977

	Held-to-Maturity				Available-for-Sale
(Dollars in thousands)		Gross	Gross			Gross	Gross
2006	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury	$ -	$ -	$ -	$ -	$ 1,000	$ -	$ (2)	$ 998
U.S. Government agency	-	-	-	-	3,371	8	(25)	3,354
Mortgage-backed securities	-	-	-	-	56,439	14	(1,401)	55,052
State and municipal	5	-	-	5	9,906	-	(304)	9,602
Corporate securities	-	-	-	-	11,461	-	(587)	10,874
Other equity securities	-	-	-	-	8,764	187	(122)	8,829
	$5	$-	$-	$5	$90,941	$209	$(2,441)	$88,709

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES – continued

The amortized cost and estimated fair value of debt securities classified as available-for-sale and held-to-maturity at December 31, 2007, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$ 2,488	$ 2,479
Due after one year through five years	17,489	17,248
Due after five years through ten years	4,952	4,624
Due after ten years	6,960	6,885
	31,889	31,236
Mortgage-backed securities	56,925	56,654
Other equity securities	10,993	10,087
	$99,807	$97,977

Proceeds from the sale of investment securities available for sale were $4.6 million, $13.6 million and $85.8 million during 2007, 2006, and 2005, respectively. Gains of $21 thousand, $76 thousand and $112 thousand and losses of $19 thousand, $155 thousand and $54 thousand were realized on sales of securities in 2007, 2006, and 2005, respectively. The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $87.1 million and $78.1 million at December 31, 2007 and 2006, respectively. There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007.

(Dollars in thousands)

		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government
agency	1	$ -	$ -	$ 784	$ (12)	$ 784	$ (12)
Mortgage-backed
securities	24	3,039	(14)	30,726	(517)	33,765	(531)
State and municipal	24	-	-	8,372	(109)	8,372	(109)
Corporate securities	15	1,915	(77)	10,623	(588)	12,538	(665)
Other equity
securities	13	-	-	10,993	(950)	10,993	(950)
Total temporarily
impaired investment
securities	77	$ 4,954	$(91)	$ 61,498	$ (2,176)	$ 66,452	$ (2,267)

Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that were impaired as of December 31, 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE B - INVESTMENT SECURITIES – continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006.

(Dollars in thousands)

		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	1	$ -	$ -	$ 998	$ (2)	$ 998	$ (2)
U.S. Government
agency	3	1,828	(2)	990	(23)	2,818	(25)
Mortgage-backed
securities	30	3,086	(5)	47,765	(1,396)	50,851	(1,401)
State and municipal	28	-	-	9,602	(304)	9,602	(304)
Corporate securities	13	-	-	10,873	(587)	10,873	(587)
Other equity
securities	3	-	-	8,764	(122)	8,764	(122)
Total temporarily
impaired investment
securities	78	$ 4,914	$(7)	$ 78,992	$ (2,434)	$ 83,906	$ (2,441)

Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that were impaired as of December 31, 2006.

NOTE C – LOANS AND LEASES

Major classifications of loans are as follows:

(Dollars in thousands)	2007	2006
Commercial loans	$ 277,715	$ 243,651
Real estate – construction	55,414	41,287
Real estate – commercial	235,880	222,300
Real estate – residential	59,508	65,698
Consumer loans	106,574	108,700
Lease financing receivables	8,349	12,707
	743,440	694,343
Less: Allowance for loan and lease losses	(7,817)	(8,186)
	$735,623	$686,157

Loan and lease balances on which the accrual of interest has been discontinued amounted to approximately $1.2 million and $7.3 million at December 31, 2007 and 2006, respectively. Interest on these non-accrual loans and leases would have been approximately $321 thousand, $682 thousand and $638 thousand in 2007, 2006 and 2005, respectively. Loan and lease balances past due 90 days or more, which are not on a non-accrual status, but which Management expects will eventually be paid in full, amounted to $142 thousand, $793 thousand and $0 at December 31, 2007, 2006 and 2005, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE C – LOANS AND LEASES - Continued

At June 30, 2006, the Corporation reclassified $523 thousand of the allowance for loan and lease losses as other liabilities on the consolidated balance sheet. This amount represents an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the

Bank. At December 31, 2007 and 2006, the total amount recorded in other liabilities on the consolidated balance sheet as an allowance for possible losses on unfunded loans and lines of credit is $559 thousand and $552 thousand, respectively.

Changes in the allowance for loan and lease losses are summarized as follows:

(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$ 8,186	$ 8,123	$ 6,816
Provision charged to operating expenses	80	3	1,382
Recoveries	140	359	437
Loans charged-off	(582)	(173)	(483)
Allowance adjustment – Other	(7)	(126)	(29)
Balance at end of year	$7,817	$8,186	$8,123

The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

The balance of impaired loans was $1.2 million, $7.3 million, and $8.4 million at December 31, 2007, 2006, and 2005, respectively. The associated allowance for loan and lease losses for impaired loans was $72 thousand, $840 thousand and $897 thousand at December 31, 2007, 2006, and 2005, respectively.

During 2007, activity in the allowance for impaired loan and lease losses included a provision of $11, chargeoffs of $1 thousand, recoveries of $0, and loans paid off or returned to performing status of $0. Interest income of $0 was recorded in 2007, while contractual interest in the same period amounted to $321 thousand. Cash collected on impaired loans in 2007 was $6.9 million, of which $6.4 million was applied to principal and $282 thousand was applied to interest income and $225 thousand was recorded as a gain on sale.

During 2006, activity in the allowance for impaired loan and lease losses included a provision of $0, chargeoffs of $11 thousand, recoveries of $0, and loans paid off or returned to performing status of $0. Interest income of $0 was recorded in 2006, while contractual interest in the same period amounted to $682 thousand. Cash collected on impaired loans in 2006 was $3.2 million, of which $3.2 million was applied to principal and $0 was applied to past due interest.

During 2005, activity in the allowance for impaired loan and lease losses included a provision of $365 thousand, chargeoffs of $122 thousand, recoveries of $0, and loans paid off or returned to performing status of $0. Interest income of $0 was recorded in 2005, while contractual interest in the same period amounted to $638 thousand. Cash collected on impaired loans in 2005 was $1.9 million, of which $1.9 million was applied to principal and $0 was applied to past due interest.

In the normal course of business, the Bank makes loans to certain officers, directors, and their related interests. All loan transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as comparable transactions with all other parties. In Management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2007 and 2006 was approximately $31.1 million and $28.4 million, respectively. In 2007 and 2006, principal payments on these loans were $29.0 million and $26.8 million, respectively. In 2007 and 2006, new loans to these individuals and their related interests were $2.3 million and $5.6 million, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:
(Dollars in thousands)	Useful Lives	2007	2006	2005
Premises	5 – 40 Years	$ 18,484	$ 17,154	$ 16,356
Equipment	1 - 5 Years	24,031	22,090	20,282
		42,515	39,244	36,638
Less Accumulated depreciation		(24,955)	(25,256)	(22,852)
		$17,560	$13,988	$13,786

Included in the equipment category above is $6.1 million of operating lease assets as of December 31, 2007 and 2006. Included in the accumulated depreciation line above is $2.6 million and $2.2 million of accumulated depreciation on these operating lease assets as of December 31, 2007 and 2006, respectively.

NOTE E – DEPOSITS

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2008	$198,022
2009	7,863
2010	3,864
2011	1,853
2012	2,308
Thereafter	4,696
$218,606

In the normal course of business, the Bank holds deposits from certain officers, directors, and their related interests. All deposit transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as comparable transactions with all other parties. At December 31, 2007 the balance of these deposits was $8.4 million.

NOTE F – BORROWINGS

The Bank, as a member of the FHLB, maintains several credit facilities secured by the Bank's mortgage-related assets. FHLB borrowings provide additional funds to meet the Bank’s liquidity needs. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $235.8 million of which 51.1%, or $120.4 million, is currently available. FHLB borrowings are collateralized by a pledge on the Bank’s entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank’s FHLB stock.

1. Short Term Borrowings

Short term FHLB borrowings generally have maturities of less than one year. The details of these short term borrowings are as follows:

(Dollars in thousands)	2007	2006	2005
Average balance outstanding	$ -	$ 4,000	$ 5,000
Maximum amount outstanding at any month-end during the period	$ -	$ 5,000	$ 5,000
Balance outstanding at period end	$ -	$ -	$ 5,000
Weighted-average interest rate during the period	-	0.94%	3.19%
Weighted-average interest rate at period end	-	-	3.74%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE F – BORROWINGS - Continued

2. Long Term Borrowings

At December 31, 2007 and 2006, long term borrowings from the FHLB totaled $115,384 and $56,331. Long term borrowings consist of fixed-rate amortizing and non-amortizing borrowings that will mature within one to nine years. The amortizing borrowings had a weighted average interest rate of 5.31%, 5.43%, and 5.53% and the non-amortizing borrowings had a weighted average interest rate of 4.20%, 3.48%, and 3.39% for 2007, 2006 and 2005, respectively.

As of December 31, 2007, long term FHLB borrowings mature as follows:

(Dollars in thousands)
2008	$ 23,816
2009	34,070
2010	45,073
2011	5,077
2012	5,082
Thereafter	2,266
$115,384

NOTE G - OTHER NON-INTEREST EXPENSE

The components of other non-interest expense are detailed as follows:

(Dollars in thousands)	2007	2006	2005
Telephone, postage, and supplies	$ 1,125	$ 1,190	$ 1,004
Loan and deposit supplies	548	504	569
Director costs	379	290	285
Travel and mileage	264	291	289
Dues and subscriptions	115	151	110
Wealth Management processing	122	317	300
General expenses	675	585	834
Other	471	544	696

	$3,699	$3,872	$4,087

NOTE H - INCOME TAXES

The components of income tax expense are detailed as follows:

(Dollars in thousands)	2007	2006	2005

Current expense	$ 3,039	$ 2,938	$ 2,401
Deferred expense (benefit)	(108)	52)	(501)
Total tax expense	$2,931	$2,886	$1,900

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE H - INCOME TAXES - Continued

The income tax provision reconciled to the statutory federal rate follows:

	2007	2006	2005
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax rate from
Tax-exempt loan and investment income	(3.9)	(3.7)	(4.9)
Tax credits	(2.8)	(2.6)	(3.2)
Other, net	0.4	0.5	(3.3)

Applicable income tax rate	27.7%	28.2%	22.6%

The net deferred tax asset consists of the following:

(Dollars in thousands)	2007	2006

Allowance for loan and lease losses	$ 2,658	$ 2,783
Unrealized losses on investment securities available-for-sale	622	759
Prepaid expenses	(222)	(177)
Accrued pension and deferred compensation	246	199
Depreciation	880	775
Bond accretion	(32)	(69)
Allowance for unfunded loans
and unused lines of credit	190	188
Other	76	(11)

Total net deferred tax asset	$4,418	$4,447

NOTE I - ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

At December 31, 2007, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the year ended December 31, 2007, the Corporation granted 22,900 shares valued at $21.05 per share at the grant date. One third of these shares vest on each of the first three anniversaries of the date of the grant. During the year ended December 31, 2006, the Corporation granted 1 thousand shares valued at $21.85 per share at the grant date. This award was fully vested as of December 31, 2006. A summary of the Corporation’s unvested restricted shares is as follows:

(Dollars in thousands, except per share data)

	Shares	Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2007	-		-
Granted	22,900	$21.05
Vested	-
Forfeited	(1,500)	$21.05
Unvested at December 31, 2007	21,400	$21.05	$372

The Corporation recorded $125 thousand and $22 thousand of restricted stock expense in 2007 and 2006, respectively. As of December 31, 2007, there was a total of $325 thousand of unrecognized compensation cost related to unvested stock awards. This cost is expected to be recognized over a period of 2.17 years

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE I - ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS - Continued

The Corporation’s ability to issue stock options under the 1995 Stock Option Plan has expired. Outstanding stock options, however, remain in effect according to their terms. Aggregated information regarding the Corporation’s Stock Option Plan as of December 31, 2007 is presented below

(Dollars in thousands, except per share data)

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	294,855	$14.81	-	$1,828
Granted	-	-	-	-
Exercised	(79,308)	13.98	-	-
Forfeited	(7,239)	18.56	-	-
Expired	-	-	-	-
Outstanding at December 31, 2007	208,308	$15.00	2.61	$496
Exercisable at December 31, 2007	208,308	$15.00	2.61	$496

There were no options granted during the year ended December 31, 2007. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2007 was $496 thousand. As of January 1, 2007, there were no unvested options under the Corporation’s one stock option plan. This plan no longer permits new grants of stock options to be made.

Cash received from option exercises under the stock option plan for the twelve months ended December 31, 2007 was $1.1 million. The actual tax benefit realized for the tax deductions from option exercises under the plan for the twelve months ended December 31, 2007 was $91 thousand. The impact of these cash receipts is included under “Financing Activities” in the accompanying Consolidated Statements of Cash Flows. The impact of the tax benefit realized is included in other liabilities under “Operating Activities” in the Corporation’s Consolidated Statements of Cash Flows.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE J – NET INCOME PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the Year Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income per share (Basic):	$7,669,250	5,160,607	$ 1.49
Effect of Dilutive Securities
Add options to purchase common stock	-	59,333	(0.02)
Net income per share (Diluted):	$7,669,250	5,219,940	$ 1.47

12,817 shares have been excluded in the computation of 2007 diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The average market price on December 31, 2007 was $17.38.

	For the Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income per share (Basic):	$7,334,945	5,160,340	$ 1.42
Effect of Dilutive Securities
Add options to purchase common stock	-	88,860	(0.02)
Net income per share (Diluted):	$7,334,945	5,249,200	$ 1.40

16,399 shares have been excluded in the computation of 2006 diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The average market price on December 31, 2006 was $20.96.

	For the Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income per share (Basic):	$6,510,718	5,104,745	$ 1.28
Effect of Dilutive Securities
Add options to purchase common stock	-	135,752	(0.04)
Net income per share (Diluted):	$6,510,718	5,240,497	$ 1.24

17,788 shares have been excluded in the computation of 2005 diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The average market price on December 31, 2005 was $19.15.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE K - REGULATORY MATTERS

The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon deposit levels and other factors. The required average amount of those reserve balances was $25 thousand and $1.5 million as of December 31, 2007 and 2006.

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The Bank, without the prior approval of regulators, can declare dividends to the Corporation totaling approximately $8.8 million plus additional amounts equal to the net earnings of the Bank for the period from January 1, 2008 through the date of declaration of such a dividend, less dividends previously paid subject to the further limitations that dividends may be paid only to the extent the retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as defined by Federal law).

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and Tier I Capital to average quarterly assets (Total Risk Based Capital ratio, Tier I Capital ratio, and Leverage ratio, respectively). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which it is subject, as of December 31, 2007.

Federal banking agencies categorized the Corporation and the Bank as well capitalized under the regulatory framework for corrective action. To be categorized as adequately capitalized the Corporation and the Bank must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I leverage ratios as set forth in the table.

The Corporation's and Bank’s actual capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Leverage Ratio
Corporation	$ 83,664	9.22%	$ 36,280	>4.00%	N/A	N/A
Bank	$ 77,537	8.58%	$ 33,130	>4.00%	$ 45,162	>5.00%
Tier I Capital Ratio
Corporation	$ 83,664	10.84%	$ 30,882	>4.00%	N/A	N/A
Bank	$ 77,537	10.08%	$ 30,755	>4.00%	$ 46,133	>6.00%
Total Risk Based Capital Ratio
Corporation	$ 92,040	11.92%	$ 61,764	>8.00%	N/A	N/A
Bank	$ 85,933	11.18%	$ 61,511	>8.00%	$ 76,889	>10.00%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE K - REGULATORY MATTERS – continued

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Leverage Ratio
Corporation	$ 80,266	9.34%	$ 34,380	>4.00%	N/A	N/A
Bank	$ 73,356	8.58%	$ 34,204	>4.00%	$ 42,755	>5.00%
Tier I Capital Ratio
Corporation	$ 80,266	11.26%	$ 28,504	>4.00%	N/A	N/A
Bank	$ 73,356	10.31%	$ 28,469	>4.00%	$ 42,704	>6.00%
Total Risk Based Capital Ratio
Corporation	$ 89,004	12.49%	$ 57,010	>8.00%	N/A	N/A
Bank	$ 82,094	11.53%	$ 56,939	>8.00%	$ 71,173	>10.00%

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments (other than certain Investment Securities) to maturity and not to engage in trading or sales activities. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

Fair values have been estimated using data which Management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimated fair value of cash and cash equivalents, deposits with no stated maturities, repurchase agreements and the fair value of commitments to extend credit, is estimated based upon the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letter of credit. Quoted market prices were used to determine the estimated fair value of investment securities held-to-maturity and available-for-sale. Fair values of net loans and deposits with stated maturities were calculated using estimated discounted cash flows based on the year-end offering rate for instruments with similar characteristics and maturities.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The estimated fair values and carrying amounts are summarized as follows:

	2007		2006
(Dollars in thousands)	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
Financial Assets
Cash and cash equivalents	$ 53,360	$ 53,360	$ 72,341	$ 72,341
Investment securities	97,977	97,977	88,714	88,714
Net loans	728,037	743,440	672,557	694,343
Financial Liabilities
Deposits with no stated maturities	429,158	486,292	426,891	495,740
Deposits with stated maturities	214,854	218,606	228,929	222,139
FHLB and other borrowings	107,813	115,384	55,254	61,596
Subordinated debt	15,465	15,465	15,465	15,465
Off-Balance-Sheet Investments
Commitments for extended credit
and outstanding letters of credit	$ 202,893	$ 202,893	$ 266,498	$ 266,498

NOTE M – SUBORDINATED DEBT

In 2007, Trust III issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust III, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These subordinated debentures are subject to mandatory redemption in the year 2037. The debentures and securities will each be callable by the Corporation or Trust III, as applicable, at their option, five years after the date of issuance. At December 31, 2007, the rate paid on these subordinated debentures, based on three-month London Inter-bank offering rate (“LIBOR”) plus 140 basis points, was 6.52%.

In 2003, Trust II issued $10.0 million (net proceeds of $9.79 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust II, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in subordinated debentures of the Corporation. These subordinated debentures are subject to mandatory redemption in the year 2033. The debentures and securities will each be callable by the Corporation or Trust II, as applicable, at their option, five years after the date of issuance. At December 31, 2007, the rate paid on these subordinated debentures, based on three-month LIBOR plus 295 basis points, was 7.86%.

In 2002, Trust I issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust I, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These securities were redeemed by the Corporation on July 7, 2007, and, accordingly, Trust I was dissolved. The redemption of the debentures was coordinated with the $5.0 million Trust III issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points. The Corporation recorded a $161 thousand charge to interest expense for accelerated amortization of issuance costs on the redeemed issuance.

For 2007, 2006, and 2005, interest expense for Trust I, II & III was $1.5 million, $1.3 million and $1.0 million, respectively, with an average interest rate of 9.35%, 8.43%, 6.56%, respectively.

In March 2005, the Federal Reserve Board adopted a final rule that continues to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE M – SUBORDINATED DEBT AND GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION’S SUBORDINATED DEBENTURES - continued

limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to restriction. Based on the final rule, the Corporation includes all of its $15.5 million in trust preferred securities in Tier I Capital.

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF

CREDIT RISK

The Corporation is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The contract amounts are as follows:

(Dollars in thousands)	2007	2006
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$ 193,777	$ 253,870
Standby letters of credit and financial guarantees written	9,115	12,628

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2007 and 2006, varies up to 100%. Standby letters of credit are collateralized within Management policies. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Substantially all of the Corporation's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Corporation's primary market area, Chester County, Pennsylvania. Investments in state and municipal securities also involve governmental entities within the Corporation's market area. The concentrations of credit by type of loan are set forth in Note C - Loans. Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon Chester County’s economy. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE O - EMPLOYEE BENEFIT PLANS

1.	Qualified

The Corporation has a qualified deferred salary savings 401(k) plan (the "401(k) Plan") under which the Corporation contributes $0.75 for each $1.00 that an employee contributes, up to the first 5% of the employee's salary. The Corporation's contribution expense was $306 thousand, $340 thousand and $324 thousand in 2007, 2006, and 2005, respectively. The Corporation also has a qualified discretionary contribution pension plan (the "QDCP Plan"). Under the QDCP Plan, the Corporation may make annual contributions into the 401(k) Plan on behalf of each eligible participant in an amount equal to 3% of salary up to $30,000 in salary plus 6% of salary in excess of $30 thousand up to $200 thousand. Contribution expense in 2007, 2006 and 2005 under the QDCP Plan was $512 thousand, $343 thousand and $406 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

2.	Non-Qualified

The Corporation makes contributions to a non-qualified supplemental benefit retirement plan (“SBRP”) equal to 3% of the participant's salary. Participation is limited to senior officers of the Bank. Contribution expense for 2007, 2006 and 2005 under the SBRP was $85 thousand, $72 thousand and $70 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to the approval of the Board of Directors.

NOTE P – COMMITMENTS, CONTINGENCIES AND GUARANTEES

Future minimum rental payments are as follow:

(Dollars in thousands)

2008	$ 1,055
2009	945
2010	875
2011	802
2012	811
Thereafter	4,845
$ 9,333

The Corporation leases facilities from a director for which it paid $356 thousand, $182 thousand and $39 thousand during the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Bank currently guarantees to a third party the residual value of equipment that is leased by that third party to our customers. At December 31, 2007 the maximum amount that the Bank my have to pay under these guarantees is $31 thousand. The Bank’s leasing department management believes that the probability of payment on these guarantees is remote.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for First Chester County Corporation (Parent Company only) follows:

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31
	2007	2006
ASSETS
Cash and cash equivalents	$ 730	$ 1,001
Investment securities available for sale, at fair value	2,763	3,730
Investment in subsidiaries	77,957	72,516
Intercompany loan	1,248	1,250
Other assets	1,227	726

Total assets	$ 83,925	$ 79,223

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt	$ 15,465	$ 15,465
Other liabilities	481	496
Stockholders' equity	67,979	63,262

Total liabilities and stockholders' equity	$ 83,925	$ 79,223

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	Years ended December 31
	2007	2006	2005
INCOME
Dividends from investment securities	$ 155	$ 166	$ 158
Other income	291	195	276

Total income	446	361	434
EXPENSES
Other expenses	1,986	1,636	1,385
Total expenses	1,986	1,636	1,385

Income before income taxes	(1,540)	(1,275)	(951)

INCOME TAX (BENEFIT)	(524)	(434)	(323)

Income before equity in undistributed
income of subsidiaries	(1,016)	(841)	(628)

EQUITY IN UNDISTRIBUTED INCOME OF
SUBSIDIARIES	8,685	8,176	7,139

NET INCOME	$ 7,669	$ 7,335	$ 6,511

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - continued

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31
(Dollars in thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$ 7,669	$ 7,335	$ 6,511
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Equity in undistributed income of subsidiary	(4,710)	(4,058)	(3,062)
(Increase) decrease in other assets	192	135	(14)
Increase (decrease) in other liabilities	(202)	(250)	258

Net cash provided by operating activities	2,949	3,162	3,693

INVESTING ACTIVITIES
Purchases of investment securities available for sale	(2)	(8)	(3,230)

Net cash used in investing activities	(2)	(8)	(3,230)

FINANCING ACTIVITIES
Dividends paid	(2,808)	(2,786)	(2,665)
Proceeds from issuance of subordinated debt	5,155	-	-
Repayment of subordinated debt	(5,155)	-	-
Net increase (decrease) in treasury stock transactions	(501)	(85)	1,280
Share based compensation tax benefit	91	231	-

Net cash used in financing activities	(3,218)	(2,640)	(1,385)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(271)	514	(922)

Cash and cash equivalents at beginning of year	1,001	487	1,409

Cash and cash equivalents at end of year	$ 730	$ 1,001	$ 487

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations is as follows:

2007

(Dollars in thousands, except per share)	December 31	September 30	June 30	March 31

Interest income	14,209	14,381	14,323	13,523
Interest expense	6,391	6,390	6,369	5,823
Net interest income	7,818	7,991	7,954	7,700

Net income	1,737	2,777	1,779	1,376

Net income per share (Basic)	0.34	0.54	0.34	0.27
Net Income per share (Diluted)	0.33	0.53	0.34	0.26

2006

(Dollars in thousands, except per share)

Interest income	13,405	13,473	13,064	12,259
Interest expense	5,589	5,422	4,891	4,135
Net interest income	7,816	8,051	8,173	8,124

Net income	1,552	1,856	2,081	1,846

Net income per share (Basic)	0.30	0.36	0.40	0.36
Net Income per share (Diluted)	0.29	0.35	0.40	0.35

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Appearing as Exhibits 31.1, 31.2, and 31.3 (the "302 Certifications") to this Annual Report are three certifications, one by each of the Corporation’s Chairman and Chief Executive Officer (“CEO”), President, and Treasurer and Chief Financial Officer (“CFO”) (the Corporation’s principal executive, operating, and accounting and financial officer, and, collectively, the "Principal Officers"). This Item 9A contains information concerning the evaluation of the Corporation’s disclosure controls and procedures and matters regarding its internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented in the 302 Certifications.

Discussion of Disclosure Controls and Procedures

The SEC requires that as of the end of the period covered by this Annual Report on Form 10-K, the Corporation’s CEO and CFO/Treasurer evaluate the effectiveness of the design and operation of the Corporation's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Corporation's disclosure controls and procedures in this Annual Report.

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. The Corporation’s disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to Management, including the Principal Officers, as appropriate to allow timely decisions regarding required disclosure.

Management, including the Principal Officers, conducted an evaluation, as of the end of the period covered by this Report, of the effectiveness of the Corporation’s disclosure controls and procedures. Based upon their evaluation of the disclosure controls and procedures, the Principal Officers have concluded that the Corporation’s disclosure controls and procedures are effective and allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Corporation's principal executive and principal financial officers and implemented by Management and other personnel, subject to the oversight of the Corporation’s Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

•

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

Management's Assessment

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our independent registered public accounting firm, Grant Thornton LLP, audited the Corporation’s internal control over financial reporting as of December 31, 2007 and their report dated March 12, 2008, expressing an unqualified opinion, is included following this item 9A.

During the quarter ended December 31, 2007, there were no significant changes to the Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Based upon this assessment, Management believes that, as of December 31, 2007, the Corporation's internal control over financial reporting is effective.

March 12, 2008

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors First Chester County Corporation

We have audited First Chester County Corporation’s internal control over financial reporting as of December 31, 2007, based oncriteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Chester County Corporation maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Chester County Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 12, 2008

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 9B.       Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for in Item 201(d) of Regulation S-K is set forth below. The other information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders.

Equity Compensation Plan Information Form
	Number of securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans **

Equity compensation plans approved by security holders	208,308***	$15.00	127,600
Equity compensation plans not approved by security holders	--	--	--
Total	208,308***	$15.00	127,600

* The securities referred to in these columns are shares of the Corporation’s Common Stock issuable upon exercise of options issued pursuant to the Corporation’s 1995 Stock Option Plan.

** The securities referred to in this column are shares of the Corporation’s Common Stock which may be awarded pursuant to the Company’s 2005 Restricted Stock Plan.

*** Number of options issued and outstanding that were exercisable as December 31, 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.

1.	Financial Statements

The Consolidated Financial Statements, for the years ending December 31, 2007 and 2006, together with the report thereon of Grant Thornton LLP dated March 12, 2008, are filed as part of this Report under Item 8.

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

  3(i). Certificate of Incorporation. Copy of the Corporation’s Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*	3(ii). By-Laws of the Corporation, as amended.

10. Material contracts.

 (a) Employment Agreement among the Corporation, the Bank and John A. Featherman, III, dated as of November 13, 2003, is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

 (b) Employment Agreement among the Corporation, the Bank and Kevin C. Quinn, dated as of November 13, 2003, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

*	(c) Compensatory Arrangements of Executive Officers and Directors for 2008. (CP)

 (d) The Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation’s registration statement on Form S-3 filed August 7, 2003 (SEC File No. 333-107739) is incorporated herein by reference.

 (e) The Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation’s registration statement on Form S-8 filed August 12, 1997 (SEC File No. 333-33411) is incorporated herein by reference. (CP)

                   (f) The Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 2005,

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

is incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. (CP)

 (g) The Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

 (h) Form of Stock Option Agreement (Directors) is incorporated herein by reference to Exhibit 10(j) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

 (i) Form of Stock Option Agreement (Executive Officers) is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

 (j) 2005 Restricted Stock Plan is incorporated herein by reference to Appendix A to the Corporation’s 2005 Proxy Statement filed March 17, 2005. (CP)

 (k) Form of Restricted Stock Award Agreement used for grants of restricted stock on March 8, 2007 is incorporated herein by reference to Exhibit 10(k) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

 (l) Change of Control Agreement between the Bank and Deborah Pierce, dated February 18, 2005, is incorporated herein by reference to Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (CP)

 (m) Change of Control Agreement between the Bank and Karen Walter, dated May 6, 2005, is incorporated herein by reference to Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (n) Change of Control Agreement between the Bank and John Balzarini, dated June 3, 2005, is incorporated herein by reference to Exhibit 10.6 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (o) Change of Control Agreement between the Bank and Linda Hicks, dated May 23, 2005, is incorporated herein by reference to Exhibit 10.7 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (p) Change of Control Agreement between the Bank and Michelle Venema, dated June 10, 2005, is incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (q) Change of Control Agreement between the Bank and Anthony Poluch, dated May 25, 2005, is incorporated herein by reference to Exhibit 10.9 to the Corporation’s Quarterly Report to Form 10-Q for the quarter ended June 30, 2005. (CP)

*                 (r) Executive Incentive Plan (incorporated herein by reference to Exhibit 10(x) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006) with 2007 Exhibits. (CP)

*                 (s) Executive Incentive Plan as amended February 7, 2008 with 2008 Exhibits.  (CP)  Portions of the 2008 Exhibits have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

 (t) Agreement for the Sale of Real Estate, dated as of May 10, 2006, between First National Bank of Chester County and TD Banknorth, N.A., is incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

                   (u) Letter of Employment to Clay T. Henry, dated September 6, 2006, is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. (CP)

(v) Supplemental Letter of Employment to Clay T. Henry, dated September 5, 2006, is incorporated herein by reference to Exhibit 10(aa) to the Corporation's Annual Report on  Form 10-K for the year ended December 31, 2006.  (CP)

(w) Separation Benefits Agreement, dated as of October 2, 2006, by and between the Bank and Clay T. Henry, is incorporated herein by reference to Exhibit 10(bb) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.  (CP)

(x) Restricted Stock Award Agreement for Clay T. Henry, dated as of October 2, 2006, is incorporated herein by reference to Exhibit 10(cc) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. (CP)

*                  (y) Lease Agreement, dated December 19, 2007, between First National Bank of Chester County and Downingtown Medical Building Associates (an affiliate of John Ciccarone, a Director of the Corporation).

(z) Lease Agreement, dated as of March 28, 2005, by and between First National Bank of Chester County and B.K. Campbell, Inc. (an affiliate of Brian Campbell, a Director of the Corporation), is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(aa) Joint Marketing Agreement, dated as of July 1, 2005, by and between First National Bank of Chester County, First National Wealth Advisory Services and the Elite Group, LLC (an affiliate of Matthew Naylor, a Director of the Corporation) is incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(bb) Lease Agreement, dated as of May 1, 2007, by and between First National Bank of Chester County and Beiler-Campbell Inc (an affiliate of Brian Campbell, a director of the Corporation) is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(cc) Sale Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FTN Ramp, LLC is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(dd) Lease Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FI Properties Pool I LP is incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*	(ee) Change of Control Agreement between the Bank and Sheri Ashman, dated June 7, 2007. (CP)

    14. Code of Conduct (Ethics) is incorporated herein by reference to Exhibit 14 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

*                    21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. 323 East Gay Street Corporation was incorporated in 1996 in the State of Pennsylvania. Turks Head II, LLC was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, doing business as First National Financial Advisory Services (formerly First National Wealth Advisory Services), a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust II was formed on November 13, 2003. First Chester County Capital Trust III was formed on June 29, 2007.

*	23.	Consent of Grant Thornton LLP, dated March 12, 2008.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

*	31.1 Certification of Chief Executive Officer.
*	31.2 Certification of President.
*	31.3 Certification of Treasurer and Chief Financial Officer.

*	32.1 Certification of Chief Executive Officer.
*	32.2 Certification of President.
*	32.3 Certification of Treasurer and Chief Financial Officer.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHESTER COUNTY CORPORATION

By:	/s/ John A. Featherman, III

John A. Featherman, III,

Chief Executive Officer and

Chairman of the Board

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of March 12, 2008.

Signature	Title

/s/ John A. Featherman, III	Chief Executive Officer and
Chairman of the Board
John A. Featherman, III

/s/ John Balzarini	Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)
John Balzarini

(Signatures continued on following page)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

(Signatures continued from previous page)

Signature	Title

/s/ John A. Featherman, III	Director
John A. Featherman, III

/s/ John J. Ciccarone	Director
John J. Ciccarone

/s/ M. Robert Clarke	Director
M. Robert Clarke

/s/ Clifford E. DeBaptiste	Director
Clifford E. DeBaptiste

/s/ John S. Halsted	Director
John S. Halsted

/s/ J. Carol Hanson	Director
J. Carol Hanson

/s/ Lynn Johnson-Porter	Director
Lynn Johnson-Porter

/s/ Edward A. Leo	Director
Edward A. Leo

/s/ David L. Peirce	Director
David L. Peirce

/s/ John B. Waldron	Director
John B. Waldron

/s/ Kevin C. Quinn	Director
Kevin C. Quinn

/s/ Brian K. Campbell	Director
Brian K. Campbell

/s/ Matthew S. Naylor	Director
Matthew S. Naylor

INDEX TO EXHIBITS

The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those exhibits marked "(CP)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates):

1.	Financial Statements

The Consolidated Financial Statements, for the years ending December 31, 2007 and 2006, together with the report thereon of Grant Thornton LLP dated March 12, 2008, are filed as part of this Report under Item 8.

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

3(i). Certificate of Incorporation. Copy of the Corporation’s Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*	3(ii). By-Laws of the Corporation, as amended.

10. Material contracts.

 (a) Employment Agreement among the Corporation, the Bank and John A. Featherman, III, dated as of November 13, 2003, is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

 (b) Employment Agreement among the Corporation, the Bank and Kevin C. Quinn, dated as of November 13, 2003, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

*	(c) Compensatory Arrangements of Executive Officers and Directors for 2008. (CP)

 (d) The Corporation's Dividend Reinvestment and Stock Purchase Plan, filed as an exhibit to the Corporation’s registration statement on Form S-3 filed August 7, 2003 (SEC File No. 333-107739) is incorporated herein by reference.

 (e) The Corporation's Amended and Restated Stock Bonus Plan, filed as an exhibit to the Corporation’s registration statement on Form S-8 filed August 12, 1997 (SEC File No. 333-33411) is incorporated herein by reference. (CP)

                   (f) The Bank's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 2005, is incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. (CP)

 (g) The Corporation's Amended and Restated 1995 Stock Option Plan, filed as an appendix to the Corporation's Proxy statement for the 2003 Annual Meeting of Shareholders as filed with the SEC via EDGAR is incorporated herein by reference. (CP)

 (h) Form of Stock Option Agreement (Directors) is incorporated herein by reference to Exhibit 10(j) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

 (i) Form of Stock Option Agreement (Executive Officers) is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 00012870)(CP)

 (j) 2005 Restricted Stock Plan is incorporated herein by reference to Appendix A to the Corporation’s 2005 Proxy Statement filed March 17, 2005. (CP)

 (k) Form of Restricted Stock Award Agreement used for grants of restricted stock on March 8, 2007 is incorporated herein by reference to Exhibit 10(k) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

 (l) Change of Control Agreement between the Bank and Deborah Pierce, dated February 18, 2005, is incorporated herein by reference to Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. (CP)

 (m) Change of Control Agreement between the Bank and Karen Walter, dated May 6, 2005, is incorporated herein by reference to Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (n) Change of Control Agreement between the Bank and John Balzarini, dated June 3, 2005, is incorporated herein by reference to Exhibit 10.6 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (o) Change of Control Agreement between the Bank and Linda Hicks, dated May 23, 2005, is incorporated herein by reference to Exhibit 10.7 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (p) Change of Control Agreement between the Bank and Michelle Venema, dated June 10, 2005, is incorporated herein by reference to Exhibit 10.8 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. (CP)

 (q) Change of Control Agreement between the Bank and Anthony Poluch, dated May 25, 2005, is incorporated herein by reference to Exhibit 10.9 to the Corporation’s Quarterly Report to Form 10-Q for the quarter ended June 30, 2005. (CP)

*                 (r) Executive Incentive Plan (incorporated herein by reference to Exhibit 10(x) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006) with 2007 Exhibits. (CP)

*                 (s) Executive Incentive Plan as amended February 7, 2008 with 2008 Exhibits.  (CP)  Portions of the 2008 Exhibits have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

  (t) Agreement for the Sale of Real Estate, dated as of May 10, 2006, between First National Bank of Chester County and TD Banknorth, N.A., is incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

(u) Letter of Employment to Clay T. Henry, dated September 6, 2006, is incorporated herein by reference to Exhibit 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. (CP)

(v) Supplemental Letter of Employment to Clay T. Henry, dated September 5, 2006, is incorporated herein by reference to Exhibit 10(aa) to the Corporation's Annual Report on  Form 10-K for the year ended December 31, 2006.  (CP)

(w) Separation Benefits Agreement, dated as of October 2, 2006, by and between the Bank and Clay T. Henry, is incorporated herein by reference to Exhibit 10(bb) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.  (CP)

(x) Restricted Stock Award Agreement for Clay T. Henry, dated as of October 2, 2006, is incorporated herein by reference to Exhibit 10(cc) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006. (CP)

*                 (y) Lease Agreement, dated December 19, 2007, between First National Bank of Chester County and Downingtown Medical Building Associates (an affiliate of John Ciccarone, a Director of the Corporation).

(z) Lease Agreement, dated as of March 28, 2005, by and between First National Bank of Chester County and B.K. Campbell, Inc. (an affiliate of Brian Campbell, a Director of the Corporation), is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(aa) Joint Marketing Agreement, dated as of July 1, 2005, by and between First National Bank of Chester County, First National Wealth Advisory Services and the Elite Group, LLC (an affiliate of Matthew Naylor, a Director of the Corporation) is incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(bb) Lease Agreement, dated as of May 1, 2007, by and between First National Bank of Chester County and Beiler-Campbell Inc (an affiliate of Brian Campbell, a director of the Corporation) is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(cc) Sale Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FTN Ramp, LLC is incorporated herein by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(dd) Lease Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FI Properties Pool I LP is incorporated herein by reference to Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*	(ee) Change of Control Agreement between the Bank and Sheri Ashman, dated June 7, 2007. (CP)

  14. Code of Conduct (Ethics) is incorporated herein by reference to Exhibit 14 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

*                  21. Subsidiaries of the Corporation. First National Bank of Chester County, formerly known as The First National Bank of West Chester, is a banking institution organized under the banking laws of the United States in December 1863. Turks Head Properties, Inc., formerly known as 323 East Gay Street Corporation, was incorporated in 1996 in the State of Pennsylvania. Turks Head II, LLC was incorporated in 2003 in the State of Pennsylvania. FNB Insurance Services, LLC, doing business as First National Financial Advisory Services (formerly First National Wealth Advisory Services), a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. FNB Properties, LLC, a wholly-owned subsidiary of the Bank, is a limited liability company formed in 2000 under the laws of Pennsylvania. First Chester County Capital Trust II was formed on November 13, 2003. First Chester County Capital Trust III was formed on June 29, 2007.

*	23.	Consent of Grant Thornton LLP, dated March 12, 2008.

*	31.1 Certification of Chief Executive Officer.
*	31.2 Certification of President.
*	31.3 Certification of Treasurer and Chief Financial Officer.

*	32.1 Certification of Chief Executive Officer.
*	32.2 Certification of President.
*	32.3 Certification of Treasurer and Chief Financial Officer.