Form 10-Q
period 2008-03-31
FIRST CHESTER COUNTY CORP
filed 2008-05-09
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, OR

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

(484) 881-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer X Non-accelerated filer (Do not check if a smaller reporting company _____ Smaller reporting company _____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares outstanding of Common Stock of the Registrant as of May 8, 2008 was 5,191,607.

INDEX

PAGE

Part I.	FINANCIAL INFORMATION

	Item 1 -	Financial Statements
		Consolidated Balance Sheet
		March 31, 2008 (unaudited) and December 31, 2007	3

		Consolidated Statements of Income
		Three-Months Ended March 31, 2008 and 2007 (unaudited)	4

		Consolidated Statements of Cash Flows
		Three-Months Ended March 31, 2008 and 2007 (unaudited)	5

		Consolidated Statements of Stockholders’ Equity
		Three-Months Ended March 31, 2008 and 2007 (unaudited)	6

		Notes to Consolidated Financial Statements	7-9

	Item 2 -	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	10-23

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4 -	Controls & Procedures	24

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS
Cash and due from banks	$ 35,133	$ 28,884
Federal funds sold and other overnight investments	75,400	24,260
Interest bearing deposits	180	216

Total cash and cash equivalents	110,713	53,360

Investment securities available-for-sale, at fair value	110,796	97,977

Loans and leases	750,625	743,440
Less: allowance for loan and lease losses	(7,930)	(7,817)

Net loans and leases	742,695	735,623

Premises and equipment, net	18,501	17,560
Net deferred tax asset	4,413	4,418
Bank owned life insurance	10,065	-
Other assets	9,258	5,843
Total assets	$ 1,006,441	$ 914,781
LIABILITIES
Deposits
Non-interest-bearing	$ 123,862	$ 124,199
Interest-bearing (including certificates of deposit over $100 of $69,486 and $58,816 at March 31, 2008 and
December 31, 2007, respectively)	633,462	580,699

Total deposits	757,324	704,898
Federal Home Loan Bank and other borrowings	152,368	115,384
Subordinated debt	15,465	15,465
Other liabilities	12,376	11,055

Total liabilities	937,533	846,802

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares;
Outstanding, 5,279,815 at March 31, 2008 and December 31, 2007	5,280	5,280
Additional paid-in capital	10,354	11,113
Retained earnings	56,141	55,347
Accumulated other comprehensive loss	(1,028)	(1,207)
Treasury stock, at cost: 89,789 shares and 119,065 shares
at March 31, 2008 and December 31, 2007, respectively	(1,839)	(2,554)

Total stockholders’ equity	68,908	67,979

Total liabilities and stockholders’ equity	$ 1,006,441	$ 914,781

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands - except per share)	Three Months Ended
March 31,

	2008	2007
INTEREST INCOME
Loans and leases, including fees	$ 12,396	$ 11,904
Investment securities	1,230	1,022
Federal funds sold and deposits in banks	451	597
Total interest income	14,077	13,523
INTEREST EXPENSE
Deposits	4,497	4,893
Subordinated debt	259	335
Federal Home Loan Bank and other borrowings	1,443	595
Total interest expense	6,199	5,823

Net interest income	7,878	7,700
Provision for loan and lease losses	211	-
Net interest income after provision
For loan and lease losses	7,667	7,700

NON-INTEREST INCOME
Wealth management and advisory services	995	977
Service charges on deposit accounts	553	539
Gains (losses) on sales of investment securities, net	262	2
Operating lease rental income	310	308
Gains (losses) on the sale of fixed assets and OREO	45	-
Gain and fees on the sales of loans	69	67
Bank owned life insurance	65	-
Other	559	462
Total non-interest income	2,858	2,355

NON-INTEREST EXPENSE
Salaries and employee benefits	4,798	4,700
Occupancy, equipment and data processing	1,438	1,354
Depreciation expense on operating leases	255	258
Bank shares tax	192	160
Professional services	424	514
Marketing	197	239
Other	1,144	906
Total non-interest expense	8,448	8,131
Income before income taxes	2,077	1,924
INCOME TAXES	557	548
NET INCOME	$ 1,520	$ 1,376
PER SHARE DATA
Net income per share (Basic)	$ 0.29	$ 0.27
Net income per share (Diluted)	$ 0.29	$ 0.26
Dividends declared	$ 0.140	$ 0.135

Basic weighted average shares outstanding	5,176,512	5,143,502

Diluted weighted average shares outstanding	5,203,441	5,214,646

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended
(Dollars in thousands)	March 31,

	2008	2007
OPERATING ACTIVITIES
Net income	$ 1,520	$ 1,376
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	593	664
Provision for loan and lease losses	211	-
Amortization of investment security premiums
and accretion of discounts, net	65	47
Amortization of deferred loan fees	(48)	(2)
Gains on sales of investment securities, net	(262)	(2)
Gains from sales of assets	(45)	-
Increase in other assets	(3,567)	(273)
Increase (decrease) in other liabilities	1,366	(762)

Net cash (used in) provided by operating activities	$ (167)	$ 1,048

INVESTING ACTIVITIES
Net increase in loans	(7,235)	(7,262)
Proceeds from sales of investment securities available-for-sale	11,675	4,412
Proceeds from maturities of investment securities available-for-sale	6,816	1,771
Proceeds from maturities of investment securities held-to-maturity	-	5
Purchases of investment securities available-for-sale	(30,841)	(4,502)
Purchase of BOLI (Bank Owned Life Insurance)	(10,000)	-
Purchase of premises and equipment	(1,582)	(248)
Proceeds from the sale of fixed assets	48	-

Net cash used in investing activities	$ (31,119)	$ (5,824)

FINANCING ACTIVITIES
Increase (decrease) in short term Federal Home Loan Bank
and other short term borrowings	-	(5,266)
Increase in long term Federal Home Loan Bank borrowings	37,000	15,000
Repayment of long term Federal Home Loan Bank borrowings	(16)	(1,581)
Net increase in deposits	52,426	23,712
Cash dividends paid	(726)	(697)
Net increase (decrease) in treasury stock transactions	(45)	(31)

Net cash provided by financing activities	88,639	31,137

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,353	26,361

Cash and cash equivalents at beginning of period	53,360	72,341

Cash and cash equivalents at end of period	$ 110,713	$ 98,702

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Income/(loss)	Stock	Equity	Income

Balance January 1, 2007	5,279,815	$ 5,280	$ 11,939	$ 50,486	$ (1,473)	$ (2,970)	$ 63,262

Net income	-	-	-	1,376	-	-	1,376	$ 1,376
Cash dividends declared	-	-	-	(697)	-	-	(697)
Other comprehensive income
Net unrealized losses
on investment securities
available-for-sale	-	-	-	-	(31)	-	(31)	(31)
Treasury stock transactions	-	-	(837)	-	-	807	(30)	-
Total comprehensive income								$ 1,345

Balance March 31, 2007	5,279,815	$ 5,280	$ 11,102	$ 51,165	$ (1,504)	$ (2,163)	$ 63,880

Balance January 1, 2008	5,279,815	$ 5,280	$ 11,113	$ 55,347	$ (1,207)	$ (2,554)	$ 67,979

Net income	-	-	-	1,520	-	-	1,520	$ 1,520
Cash dividends declared	-	-	-	(726)	-	-	(726)
Other comprehensive income
Net unrealized gains
on investment securities
available-for-sale	-	-	-	-	179	-	179	179
Treasury stock transactions	-	-	(759)	-	-	715	(44)	-
Total comprehensive income								$ 1,699

Balance March 31, 2008	5,279,815	$ 5,280	$ 10,354	$ 56,141	$ (1,028)	$ (1,839)	$ 68,908

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (our “2007 Annual Report”).

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2007 Annual Report.

2.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

At March 31, 2008, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the three months ended March 31, 2008, the Corporation granted 34,500 shares valued at $17.80 per share at the grant date. These shares, or a portion thereof will vest on the third anniversary of the grant date subject to certain employment and company performance requirements. During the three months ended March 31, 2007, the Corporation granted 22,900 shares valued at $21.05 per share at the grant date. One third of these shares vest on each of the first three anniversaries of the date of the grant. These restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events, as described more fully in our proxy statement. A summary of the Corporation’s unvested restricted shares is as follows:

(Dollars in thousands, except shares and per share data)

	Shares	Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2008	21,400	$21.05	-
Granted	34,500	$17.80
Vested	7,138	$21.05
Forfeited
Unvested at March 31, 2008	48,762	$21.05	$833.8

The Corporation recorded $46 thousand and $13 thousand of restricted stock expense for the three months ended March 31, 2008 and 2007, respectively.

The Corporation’s ability to issue stock options under the 1995 Stock Option Plan has expired. Outstanding stock options, however, remain in effect according to their terms. Aggregated information regarding the Corporation’s Stock Option Plan as of March 31, 2008 is presented below.

(Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	208,308	$15.00	-	$437
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(9,152)	18.59	-	-
Expired	-	-	-	-
Outstanding at March 31, 2008	199,156	$14.84	2.46	$450
Exercisable at March 31, 2008	199,156	$14.84	2.46	$450

There were no options granted during the three months ended March 31, 2008. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2007 was $450 thousand. As of January 1, 2007, there were no unvested options under the Corporation’s one stock option plan.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.	EARNINGS PER SHARE

Three Months ended March 31, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 1,520	5,176,512	$ 0.29
Effect of Dilutive Securities
Options to purchase common stock	-	26,929	(.00)
Diluted earnings per share
Net income available to common stockholders	$ 1,520	5,203,441	$ 0.29

27,242 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Three Months ended March 31, 2007

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 1,376	5,143,502	$ 0.27
Effect of Dilutive Securities
Options to purchase common stock	-	71,144	(.01)
Diluted earnings per share
Net income available to common stockholders	$ 1,376	5,214,646	$ 0.26

14,238 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

4.	COMPREHENSIVE INCOME

Components of comprehensive income are presented in the following chart:

Three Months Ended
March 31,

	2008	2007
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$ 10	$ (49)
Reclassification adjustment	262	2
Net unrealized gains (losses)	272	(47)
Other comprehensive income before taxes	272	(47)
Income tax benefit (expense)	(93)	16
Other comprehensive income (loss)	179	(31)
Net income	1,520	1,376
Total comprehensive income	$ 1,699	$ 1,345

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the SEC released Staff Accounting Bulletin SAB 110 (“SAB 110”), “Share Based Payment.” This bulletin expresses the views of the SEC staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of share options in accordance with SFAS 123R. This interpretation gives specific examples of when it may be appropriate to use the simplified method of determining the expected term. SAB 110 is effective for fiscal years beginning on or after January 1, 2008. We adopted the provisions of SAB 110 on January 1, 2008. SAB 110 did not have a material impact on our consolidated financial statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

In November 2007, the SEC released Staff Accounting Bulletin SAB 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” This bulletin expresses the views of the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 09 is effective for fiscal years beginning after December 31, 2007. We adopted the provisions of SAB 109 on January 1, 2008. SAB 109 did not have a material impact on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (our fiscal year beginning January 1, 2008). We adopted the provisions of EITF 06-11 on January 1, 2008. EITF 06-11 did not have a material impact on our consolidated financial statements.

In February 2007, FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted the provisions of SFAS No. 159 on January 1, 2008. SFAS 159 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.”  This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year.  We adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS 157 did not have a material impact on our consolidated financial statements.

6.	FAIR MARKET VALUE

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

Securities: Trading securities and investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relaying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury and Agency securities, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

7.	RECLASSIFICATIONS

Certain 2007 numbers have been reclassified to conform with current period presentation. These reclassifications have no impact on net income or earnings per share.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, First National Bank of Chester County (the “Bank”), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head II, LLC, First Chester County Capital Trust I, First Chester County Capital Trust II, and First Chester County Capital Trust III, (collectively, the “Corporation”). It should be read in conjunction with the consolidated financial statements included in this report.

In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should” “or anticipates” or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and that these risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation’s Management. Information about the primary risks and uncertainties that could cause the Corporation’s actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (our “2007 Annual Report”). Material changes to such “risk factors” may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2007 Annual Report.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Corporation considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on Management’s review and evaluation of the loan and lease portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management’s estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

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

EARNINGS AND DIVIDEND SUMMARY

Net income for the three months ended March 31, 2008 was $1.52 million, an increase of $144 thousand or 10.5% from $1.38 million for the same period in 2007. Diluted earnings per share for the three months ended March 31, 2008 and 2007 were $0.29 and $0.26 respectively. Cash dividends declared during the three month period ended March 31, 2008 and 2007 were $0.140 and $0.135, respectively.

The increase in net income for the first quarter 2008 as compared to the first quarter of 2007, was primarily the result of an increase in net interest income combined with an increase in non-interest income, offset by an increase in non-interest expense and an increase in the provision for loan and lease losses. Interest income benefited from continued growth in the loan and investment portfolios. Partially offsetting this increase in interest income was a decrease in the rates earned on the variable portion of interest-earning assets. These rate decreases were principally caused by market rate decreases driven by six Federal Reserve federal funds rate cuts. Interest expense increased for the first quarter of 2008 as compared to the first quarter of 2007, driven mainly by an increase in average borrowings. The increase in non-interest income was primarily due to a $262.3 thousand gain on the sale of investment securities recorded in the first quarter of 2008, while the increase in non-interest expense was primarily due to higher salaries and employee benefits and higher occupancy expense as well as higher FDIC insurance premiums in the first quarter of 2008 as compared to the first quarter of 2007.

SELECTED RATIOS

Three Months Ended
March 31,

	2008	2007
SELECTED RATIOS
Return on Average Assets	0.64%	0.63%
Return on Average Equity	8.80%	8.73%
Dividend Payout Ratio	47.76%	50.65%
Book Value Per Share	$13.28	$12.32

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

THREE MONTHS ENDED MARCH 31,

2008	2007

(Dollars in thousands)
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing	$49,482	$451	3.67%	$45,713	$597	5.29%
deposits in banks and other overnight investments Investment securities:
Taxable	92,698	1,116	4.84%	80,314	950	4.80%
Tax-exempt (1)	13,678	164	4.81%	9,665	102	4.30%
Total investment securities	106,376	1,280	4.84%	89,979	1,052	4.74%

Loans and leases: (2)
Taxable	729,071	12,158	6.71%	685,548	11,760	6.96%
Tax-exempt (1)	19,572	348	7.15%	13,138	209	6.46%
Total loans and leases	748,643	12,506	6.72%	698,686	11,969	6.95%

Total interest-earning assets	904,501	14,237	6.33%	834,378	13,618	6.62%
Non-interest-earning assets
Allowance for loan and lease losses	(7,884)			(8,156)
Cash and due from banks	21,148			23,820
Other assets	35,014			24,562

Total assets	$952,779			$874,604

LIABILITIES AND STOCKHOLDERS’
EQUITY
Savings, NOW, and money market
deposits	$373,498	$2,035	2.19%	$359,898	$2,065	2.33%
Certificates of deposit and other time	221,127	2,462	4.48%	248,311	2,828	4.62%
Total interest-bearing deposits	594,625	4,497	3.04%	608,209	4,893	3.26%
Subordinated debentures	15,465	259	6.74%	15,465	335	8.79%
Federal Home Loan Bank advances
and other borrowings	146,564	1,443	3.96%	61,683	595	3.91%
Total interest-bearing liabilities	756,654	6,199	3.30%	685,357	5,823	3.45%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	116,481			118,757
Other liabilities	10,530			7,442
Total liabilities	883,665			811,556
Stockholders’ equity	69,114			63,048
Total liabilities and stockholders’ equity	$952,779			$874,604

Net interest income		$8,038			$7,795
Net yield on interest-earning assets			3.57%			3.79%

(1)     The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34%

          adjusted for the TEFRA 20% interest expense disallowance for 2008 and 2007.

(2)	Non-accruing loans are included in the average balance.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended March 31, 2008 was $8.0 million, an increase of 3.1% from $7.8 million for the same period in 2007. The net yield on interest-earning assets, on a tax-equivalent basis, was 3.57% for the three-month period ended March 31, 2008, compared to 3.79% for the same period in 2007, a decrease of 22 basis points (one basis point is equal to 1/100 of a percent).

The yield earned on interest-earning assets decreased 29 basis points to 6.33% in 2008 from 6.62% in 2007. The average yield paid on interest-bearing liabilities decreased 15 basis points to 3.30% in 2008 from 3.45% in 2007.

Average interest-earning assets increased approximately $70.1 million or 8.4% to $904.5 million for the three-months ended March 31, 2008 from $834.4 million in the same period last year. The increase in average interest-earning assets for the three-month period ended March 31, 2008 was the result of a 7.2% or $50.0 million increase in average total loans and leases combined with an 8.2% or $3.8 million increase in the average Federal funds sold and interest bearing deposits in banks balance, and a 18.2% or $16.4 million increase in average investment securities.

Average interest-bearing liabilities increased approximately $71.3 million or 10.4% to $756.7 million for the three-months ended March 31, 2008, from $685.4 million in the same period in 2007. The increase in average interest-bearing liabilities for the three-month period was the result of an $84.9 million or 137.6% increase in Federal Home Loan Bank (FHLB) advances and other borrowings, partially off-set by a $13.6 million or 2.2% decrease in interest-bearing deposits.

INTEREST INCOME

Interest income on Federal Funds sold, interest-bearing deposits in banks and other overnight investments for the three-month period ended March 31, 2008 decreased 24.5% to $451 thousand when compared to the same period in 2007. The decrease in interest income on Federal Funds sold, interest- bearing deposits in banks and other overnight investments for the three-month period is the result of a 162 basis point decrease on the rates earned on these assets as a result of Federal Reserve actions to reduce market interest rates. The impact from these rate decreases was partially offset by an 8.2% or $3.8 million increase in average balances of Federal Funds sold, interest-bearing deposits in banks and other overnight investments.

On a tax equivalent basis, interest income on investment securities increased by 21.7% or $228 thousand to $1.3 million for the three-month period ended March 31, 2008 from $1.1 million for the same period in 2007. The increase was a result of an 18.2% or $16.4 million increase in average total investment securities when compared to the same period in 2007. The average yield on total investment securities also increased by 10 basis points to 4.84% for the three-month period ended March 31, 2008 from 4.74% for the same period in 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio increased 4.5% or $537 thousand to $12.5 million for the three-month period ended March 31, 2008 compared to $12.0 million for the three months ended March 31, 2007. The increase in interest income for the three-month period ended March 31, 2008 is primarily the result of a $50.0 million or 7.2% increase in the average balance of loans outstanding. In addition, the yield on average loans outstanding, on a tax equivalent basis, decreased by 23 basis points to 6.72% for the three-month period ended March 31, 2008 from 6.95% for the same period in 2007. This rate decrease is the result of Federal Reserve actions to reduce market interest rates.

INTEREST EXPENSE

Interest expense on deposit accounts decreased by $396 thousand or 8.1% to $4.5 million for the three-month period ended March 31, 2008 from $4.9 million for the same period in 2007. This decrease was partially due to a $13.6 million or 2.2% decrease in average total interest-bearing deposits between the two periods. This decrease in deposit balances was partially due to the Bank’s decision to replace higher cost brokered CDs with lower cost FHLB borrowings beginning in the second half of 2007. Excluding the decrease in average brokered CD balances, average total interest-bearing deposits would have increased by $41.3 million for the first quarter of 2008 as compared to the first quarter of 2007. In addition, the average interest rates paid on total interest-bearing deposits decreased by 22 basis points to 3.04% for the three-month period ended March 31, 2008 from 3.26% for the same period in 2007. This rate decrease is primarily the result of Federal Reserve actions to reduce market interest rates combined with the decrease in higher cost brokered CD balances.

Although market interest rates have declined, competition for deposits from other banks and non-banking institutions such as credit unions and mutual fund companies continues to be strong. This competition puts pressure on the pricing of the Corporation’s deposit base and on the cost of raising new deposits. As the Corporation competes for deposit dollars to fund its growth, alternative funding sources continue to be explored.

Interest expense on subordinated debentures decreased $76 thousand to $259 thousand for the three-month period ended March 31, 2008 from $335 thousand for the same period in 2007. The decrease for the three-month period ended March 31, 2008 was a direct result of a 205 basis point decrease in the average interest rate paid on these debentures. This rate decrease was primarily due to the $5 million redemption of Trust I in July, 2007 and the $5 million issuance of Trust III in June, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points. The rate decrease was also due to a decrease in the 3 month LIBOR between the two periods. Average balances between the two periods remained unchanged at $15.5 million.

Interest expense on FHLB and other borrowings increased by $848 thousand or 142.5% to $1.4 million for the three-month period ended March 31, 2008 from $595 thousand for the same period in 2007. Average balances of these funding sources increased by 137.6% or $84.9 million between the two periods. The increase in the average balance was mainly due to the Bank’s decision to replace higher cost brokered CDs with lower cost FHLB borrowings beginning in the second half of 2007. FHLB borrowings have been a favorable alternative to deposits to support asset growth.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

PROVISION FOR LOAN AND LEASE LOSSES

During the three months ended March 31, 2008 and 2007, the Corporation recorded a $211 thousand provision for loan and lease losses as compared to $0 for the same period in 2007. The increase in the provision for loan and lease losses was driven mainly by loan growth combined with the effects of a slowing economy. The percentage of non-accrual loans to gross loans was .21% at March 31, 2008 compared to .16% at December 31, 2007 and 1.04% at March 31, 2007. The allowance for loan and lease losses as a percentage of loans at March 31, 2008 was 1.06% compared to 1.05% at December 31, 2007 and 1.16% at March 31, 2007. Net charge-offs decreased to $59 thousand for the first quarter of 2008 as compared to $84 thousand in the first quarter of 2007.

The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible and is established based on Management’s evaluation of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers’ ability to pay.

Three Months Ended
(Dollars in thousands)	March 31,

	2008	2007

Balance at beginning of period	$ 7,817	$ 8,186

Provision charged to operating expense	211	0

Recoveries of loans previously charged-off	100	30
Loans charged-off	(159)	(114)
Net loan (charge-offs) recoveries	(59)	(84)

Allowance other adjustment (1)	(39)	26

Balance at end of period	$ 7,930	$ 8,128

Period-end loans outstanding	$ 750,625	$ 701,549
Average loans outstanding	$ 748,643	$ 698,686

Allowance for loan and lease losses as a
percentage of period-end loans outstanding	1.06%	1.16%
Net charge-offs (recoveries) to average loans
outstanding	0.01%	0.01%

(1) The “Allowance other adjustment” represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation’s policy is to write down all non-performing loans and leases to net realizable value based on current assessments of the value of the collateral securing such loans and leases and leases. Non-performing loans and leases are generally collateralized and are in the process of collection. Non-accrual loans and leases reduce the Corporation’s earnings because interest income is not earned on such assets.

The Corporation holds one commercial property classified as other real estate owned (“OREO”) at March 31, 2008. There were no OREO properties as of March 31, 2007, and December 31, 2007. OREO represents real estate owned by the Bank following default by the borrowers. OREO is recorded at estimated realizable value (net of estimated disposal costs) based on professional appraisals. OREO reduces the Corporation’s earnings because interest income is not earned on such assets.

The following chart represents detailed information regarding non-performing loans and leases and OREO:

(Dollars in thousands)	March 31,	December 31,

	2008	2007	2007

Past due over 90 days and still accruing	$ 261	$ 30	$ 142
Non-accrual loans and leases (1)	1,555	7,262	1,194
Total non-performing loans and leases	1,816	7,292	1,336

Other real estate owned	441	-	-
Total non-performing assets	$ 2,257	$ 7,292	$ 1,336

Non-performing loans and leases as a
percentage of total loans and leases	0.24%	1.04%	0.18%

Allowance for loan and lease losses as a
percentage of non-performing loans and leases	436.69%	111.46%	585.10%

Non-performing assets as a percentage of
total loans and other real estate owned	0.30%	1.04%	0.18%

Allowance for loan and lease losses as a
percentage of non-performing assets	351.36%	111.46%	585.10%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

FASB 114 “Accounting by Creditors for Impairment of Loans” requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $1.6 million, $1.2 million, and $7.3 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The associated allowance for impaired loans was $40 thousand, $72 thousand, and $540 thousand at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

For the three-month period ended March 31, 2008, activity in the allowance for impaired loan losses includes a provision of $18 and charge-offs of $0. There were no recoveries for the three-month period ended March 31, 2008. Contractual interest amounted to $25 thousand for the three-months ended March 31, 2008. Total cash collected on non-accrual loans for the three-month period ended March 31, 2008 was $54 thousand all of which was applied to principal. Loans returned to performing for the three-months ended March 31, 2008 was $20 thousand.

NON-INTEREST INCOME

Total non-interest income increased 21.3% or $503 thousand to $2.9 million for the three months ended March 31, 2008, compared to $2.4 million for the same period in 2007. The various components of non-interest income are discussed below.

The largest component of non-interest income is Wealth management and advisory services revenue, which increased $18 thousand or 1.8% to $995 thousand for the three-months ended March 31, 2008 from $977 thousand during the same period in 2007. Wealth management and advisory services revenue includes fee income from both the Wealth Management division of the Bank and the First National Financial Advisory Services subsidiary of the Bank. In aggregate, Wealth management and advisory services revenue consists primarily of fee income from services such as trust and portfolio management, estate management, insurance, full-service brokerage, financial planning and mutual fund services. Wealth management and advisory services revenue is based partially on the market value of assets under management. The market value of assets under management at March 31, 2008 was $557.8 as compared to $557.4 million at March 31, 2007.

Service charges on deposit accounts increased $14 thousand or 2.6% to $553 thousand for the three-month period ended March 31, 2008 compared to $539 thousand for the same period in 2007. The increase in service charges is primarily due to an increase in charges on retail and commercial demand deposit accounts.

The corporation recognized a net gain of $262 thousand on sales of investment securities during the three-month period ended March 31, 2008 compared with a net gain of $2 thousand during the same period in 2007. These net gains were taken as a result of normal portfolio management.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Corporation has operating lease agreements with one customer. The income on these leases is classified as “Rental Income”. Rental Income on operating lease agreements for the three-month period ended March 31, 2008 was $310 thousand, an increase of $2 thousand or 0.6% from $308 thousand during the same period in 2007.

Gains on the sale of fixed assets and OREO was $45 thousand for the three-months ended March 31, 2008 as compared to gains of $0 for the same period in 2007. The gain recorded in 2008 is the amortization of a deferred gain attributable to a sale-leaseback transaction that occurred during 2007.

Gains and fee income generated on the sale of loans for the three-month period ended March 31, 2008 increased $2 thousand from $67 thousand to $69 thousand compared to the same period in 2007.

Bank-owned life insurance (“BOLI”) income relates to a $10 million policy purchased in February 2008. BOLI involves the purchase of a life insurance policy on a group of employees. The Bank is the owner and beneficiary of the policy. The BOLI investment is carried on the balance sheet at the cash surrender value of the underlying policies. Income or loss resulting from increases or decreases in the cash surrender value of the properties is recorded on the income statement.

Other non-interest income increased 21.0% or $97 thousand for the three-month period ended March 31, 2008 due mainly to increases in lease referral fees and electronic banking fees. Other non-interest income also includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income, and other miscellaneous income.

NON-INTEREST EXPENSE

Total non-interest expense increased $317 thousand or 3.9% to $8.5 million for the three-month period ended March 31, 2008, compared to $8.13 million during the same period in 2007. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased 2.1% or $98 thousand to $4.8 million for the three-month period ended March 31, 2008 compared to the same periods in 2007. The higher salary and benefits expense was primarily due to normal salary increases. Average headcount for the two periods remained relatively flat.

Net occupancy, equipment and data processing expense increased $84 thousand or 6.2% to $1.4 million for the three-month period ended March 31, 2008 when compared to the same periods in 2007. The increase was mainly due to the addition of the Longwood and Downingtown facilities in the first quarter of 2008.

Depreciation expense on operating leases decreased $3 thousand or 1.16% to $255 thousand for the three-month period ended March 31, 2008 when compared to the same period in 2007. This depreciation expense is the result of operating lease agreements the Bank has with one of our customers. The income associated with these operating leases is classified as Rental Income.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Professional services expense decreased $90 thousand or 17.5% to $424 thousand for the three-month period ended March 31, 2008 when compared to the same periods in 2007. The decrease in professional fees is primarily due to a reduction in legal fees related to additional costs incurred in the first quarter of 2007 from compliance with new SEC executive compensation reporting requirements.

Total other non-interest expense increased $238 thousand or 26.3% to $1.1 million for the three-month period ended March 31, 2008 compared to the same periods in 2007. Other non-interest expense includes annual meeting and reports, trust processing, postage, directors’ costs, telephone, travel and entertainment and operating supplies. The increase in other non-interest expense is primarily due to a $109 thousand charge taken in the first quarter of 2008 from the write-off of miscellaneous other assets. The increase was also due to an increase in FDIC insurance premiums in the first quarter of 2008 as compared to the first quarter of 2007. FDIC insurance premium expense was $94 thousand for the first quarter of 2008 as compared to $21 thousand for the first quarter of 2007. The increase reflects the impact of 2006 legislation that increased FDIC premiums for all commercial banks.  This legislation provided an assessment credit for each insured bank.  The bank's assessment credit offset a larger portion of the insurance premium expense in the first quarter of 2007 then in the first quarter of 2008 and was fully utilized in the first quarter of 2008.  The increased premium does not indicate any change in the FDIC risk assessment for the Bank.

INCOME TAXES

Income tax expense for the three-month period ended March 31, 2008 was $557 thousand, compared to $548 thousand for the same period in 2007. This represents an effective tax rate of 26.8% for the three-month period ended March 31, 2008 compared with 28.5% for the same periods in 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation’s ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature, and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from deposit growth, FHLB borrowings, and cash flow from the investment and loan portfolios. Deposits consist of NOW, money-market, savings, tiered savings, large and small dollar certificates of deposit, and non-interest bearing demand deposit accounts. The Corporation considers funds from NOW, money market, savings and certificates less than $100,000 as “core” deposits because of the historical stability of such sources of funds. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table:

For the Three Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2008	December 31, 2007

	Average	Effective	Average	Effective
DEPOSIT TYPE	Balance	Yield	Balance	Yield
NOW Accounts	$ 167,885	2.04%	$ 159,572	2.30%
Money Market	110,483	3.36%	97,726	4.19%
Statement Savings	39,668	0.72%	43,270	0.79%
Other Savings	2,801	1.57%	1,514	1.52%
Tiered Savings	52,661	1.35%	64,485	1.45%
Total NOW Savings,	373,498	2.19%	366,567	2.47%
and Money Market

CDs Less than $100,000	157,280	4.46%	192,236	4.72%
CDs Greater than $100,000	63,847	4.52%	52,342	4.58%
Total CDs	221,127	4.48%	244,578	4.69%

Total Interest Bearing Deposits	594,625		611,145

Non-Interest Bearing
Demand Deposits	116,481		121,000

Total Deposits	$ 711,106		$ 732,145

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Bank, as a member of FHLB, maintains several credit facilities. During the first quarter of 2008, average FHLB advances were $146.6 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was 4.0%. The Bank currently has a maximum borrowing capacity with FHLB of approximately $236.9 million. FHLB advances are collateralized by a pledge on the Bank’s portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank’s FHLB stock.

To supplement the Corporation’s sources of liquidity, the Corporation uses alternative funding sources such as brokered deposits and bringing off-balance sheet “swept” funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation’s net interest rate sensitivity gap within one year is a negative $263.7 million or 26.2% of total assets at March 31, 2008 compared with a negative $168.2 million or 18.4% of total assets at December 31, 2007. The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee (“ALCO”) policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operationswith the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of March 31, 2008:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

		Two	Over
(Dollars in thousands)	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
ASSETS
Federal funds sold and	$ 75,400	$ 0	$ -0	$ 0	$ 75,400
overnight investments
Investment securities	26,376	52,731	31,689	0	110,796
Interest bearing deposits in banks	180	0	0	0	180
Net loans and leases	288,672	355,767	106,186	(7,930)	742,695
Cash and due from banks	0	0	0	35,133	35,133
Premises and equipment	0	0	0	18,501	18,501
Other assets	0	0	0	23,736	23,736
Total assets	$ 390,628	$ 408,498	$ 137,875	$ 69,440	$ 1,006,441

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$ 0	$ 0	$ 0	$ 123,862	$ 123,862
Interest bearing deposits	610,013	18,987	4,462	0	633,462
FHLB advances and other	28,817	121,132	2,419	0	152,368
Junior subordinated debentures	15,465	0	0	0	15,465
Other liabilities	0	0	12,376	0	12,376
Capital	0	0	0	68,908	68,908
Total liabilities & capital	$ 654,295	$ 140,119	$ 19,257	$ 192,770	$ 1,006,441
Net interest rate
sensitivity gap	$(263,667)	$ 268,379	$ 118,618	$(123,330)
Cumulative interest rate
sensitivity gap	$(263,667)	$ 4,712	$ 123,330	$ 0
Cumulative interest rate
sensitivity gap divided
by total assets	(26.2%)	0.5%	12.3%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

During the first quarter of 2008, the Bank opened two new branch facilities. The first, a newly constructed, full-service facility located in Kennett square, Pennsylvania, features the Bank’s signature building design, first showcased by the Oxford Branch, which opened in 2005. The second, a full-service branch located in Downingtown, Pennsylvania, replaced the Coatesville Branch. The Coatesville branch was closed in the first quarter of 2008. Technological improvements, including enhanced security over customer information, a more proactive disaster recovery system and an improved infrastructure to support more internet banking products are also expected in the future. We are continuously looking for opportunities to expand our branch system and invest in technology to better serve our customers.

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2008, both the Corporation’s and the Bank’s capital exceeded all minimum regulatory requirements, and the Bank was considered “well capitalized” as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

As of March 31,	As of December 31,	"Well Capitalized"

	2008	2007	2007	Requirements
Corporation
Leverage Ratio	8.87%	9.17%	9.22%	N/A
Tier I Capital Ratio	10.35%	11.00%	10.84%	N/A
Total Risk-Based Capital Ratio	11.39%	12.19%	11.92%	N/A
Bank
Leverage Ratio	8.25%	8.46%	8.58%	5.00%
Tier I Capital Ratio	9.64%	10.10%	10.08%	6.00%
Total Risk-Based Capital Ratio	10.69%	11.30%	11.18%	10.00%

The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources, or operations of the Corporation.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s assessment of its sensitivity to market risk since its presentation in the 2007 Annual Report. Please refer to Item 7A on pages 36-38 of the Corporation’s 2007 Annual Report for more information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Included with this Quarterly Report as Exhibits 31.1, 31.2, and 31.3 are certifications (the “Section 302 Certifications”), one by each of our Chief Executive Officer, President and Chief Financial Officer (our principal executive, operating and financial officers, respectively, and, collectively, the “Principal Officers”). This section of the Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

The SEC requires that as of the end of the quarter covered by this Report, our CEO and CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

“Disclosure controls and procedures” mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, as of March 31, 2008, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers, regularly assesses the adequacy of the Corporation’s internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. During the first quarter of 2008, there were no such changes.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Various actions and proceedings are presently pending to which the Corporation is a party. These actions and proceedings arise out of routine operations and, in Management’s opinion, will not, either individually or in the aggregate, have a material adverse effect on the consolidated financial position of the Corporation and its subsidiaries.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors as disclosed in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2008	--	--	--	$10,000,000
February 1 to February 29, 2008	--	--	--	$10,000,000
March 1 to March 31, 2008	--	--	--	$10,000,000
Total	--	--	--	$10,000,000

(1) The Corporation announced on November 16, 2007 a program to repurchase up to $10.0 million of the Corporation’s Common Stock. This program replaced a previous program that expired in October 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits marked as “(cp)” are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate. Exhibits marked with an asterisk are filed with this report.

3(i).     Certificate of Incorporation. Copy of the Corporation’s Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

3(ii).   Bylaws of the Corporation, as amended. Copy of the Corporation’s Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.1 Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (CP)*

10.2 Executive Incentive Plan amended February 7, 2008 with 2008 Exhibits is incorporated herein by reference to Exhibit 10(s) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. (CP)

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

FIRST CHESTER COUNTY CORPORATION

May 8, 2008	__/s/ John A. Featherman______________________
John A. Featherman, III
Chief Executive Officer

May 8, 2008	__/s/ John E. Balzarini______________________
John E. Balzarini
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those marked “(cp)” are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate):

3(i).      Certificate of Incorporation. Copy of the Corporation’s Articles of Incorporation, as amended, is incorporated herein by reference to Exhibit 3 (i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

3(ii).     Bylaws of the Corporation, as amended. Copy of the Corporation’s Bylaws, as amended, is incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.1 Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (CP)*

10.2 Executive Incentive Plan amended February 7, 2008 with 2008 Exhibits is incorporated herein by reference to Exhibit 10(s) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. (CP)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of President *
31.3	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 906 Certification of the Chief Executive Officer*
32.2	Section 906 Certification of the President*
32.3	Section 906 Certification of the Chief Financial Officer*