Form 10-Q
period 2008-06-30
FIRST CHESTER COUNTY CORP
filed 2008-08-11
CIK 744126

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, OR

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

The number of shares outstanding of Common Stock of the Registrant as of August 11, 2008 was 5,188,670.

INDEX

PAGE

Part I.	FINANCIAL INFORMATION

	Item 1 -	Financial Statements
		Consolidated Balance Sheet
		June 30, 2008 (unaudited) and December 31, 2007	3

		Consolidated Statements of Income
		Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4

		Consolidated Statements of Cash Flows
		Six-Months Ended June 30, 2008 and 2007 (unaudited)	5

		Consolidated Statements of Stockholders’ Equity
		Six-Months Ended June 30, 2008 and 2007 (unaudited)	6

		Notes to Consolidated Financial Statements	7-12

	Item 2 -	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	13-27

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4 -	Controls & Procedures	28

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                                                       ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	June 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Cash and due from banks	$ 25,016	$ 28,884
Federal funds sold and other overnight investments	16,688	24,260
Interest bearing deposits	454	216

Total cash and cash equivalents	42,158	53,360

Investment securities available-for-sale, at fair value	114,855	97,977

Loans and leases	786,548	743,440
Less: allowance for loan and lease losses	(8,433)	(7,817)

Net loans and leases	778,115	735,623

Premises and equipment, net	19,430	17,560
Net deferred tax asset	5,635	4,418
Bank owned life insurance	10,157	-
Other assets	5,800	5,843
Total assets	$ 976,150	$ 914,781
LIABILITIES
Deposits
Non-interest-bearing	$ 118,918	$ 124,199
Interest-bearing (including certificates of deposit over $100 of $76,581 and $58,816 at June 30, 2008 and
December 31, 2007, respectively)	610,428	580,699

Total deposits	729,346	704,898
Federal Home Loan Bank and other borrowings	153,102	115,384
Subordinated debt	15,465	15,465
Other liabilities	9,596	11,055

Total liabilities	907,509	846,802

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares;
Outstanding, 5,279,815 at June 30, 2008 and December 31, 2007	5,280	5,280
Additional paid-in capital	10,390	11,113
Retained earnings	57,256	55,347
Accumulated other comprehensive loss	(2,477)	(1,207)
Treasury stock, at cost: 92,567 shares and 119,065 shares
at June 30, 2008 and December 31, 2007, respectively	(1,808)	(2,554)

Total stockholders’ equity	68,641	67,979

Total liabilities and stockholders’ equity	$ 976,150	$ 914,781

                                                      The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands - except per share)	Three Months Ended	Six Months Ended
June 30,	June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans and leases, including fees	$ 12,028	$ 12,647	$ 24,424	$ 24,551
Investment securities	1,351	1,028	2,581	2,050
Federal funds sold and deposits in banks	417	648	868	1,245
Total interest income	13,796	14,323	27,873	27,846
INTEREST EXPENSE
Deposits	3,954	5,246	8,452	10,140
Subordinated debt	215	499	474	834
Federal Home Loan Bank and other borrowings	1,478	624	2,920	1,218
Total interest expense	5,647	6,369	11,846	12,192

Net interest income	8,149	7,954	16,027	15,654
Provision for loan and lease losses	449	-	660	-
Net interest income after provision
For loan and lease losses	7,700	7,954	15,367	15,654

NON-INTEREST INCOME
Wealth management and advisory services	1,080	1,069	2,075	2,046
Service charges on deposit accounts	643	569	1,196	1,107
Gains (losses) on sales of investment securities, net	(78)	-	184	2
Operating lease rental income	330	316	639	623
Gains on the sale of fixed assets and OREO	45	-	91	-
Gain and fees on the sales of loans	94	351	164	419
Bank owned life insurance	92	-	157	-
Other	565	530	1,123	993
Total non-interest income	2,771	2,835	5,629	5,190

NON-INTEREST EXPENSE
Salaries and employee benefits	4,201	4,893	8,998	9,593
Occupancy, equipment and data processing	1,470	1,278	2,908	2,632
Depreciation expense on operating leases	271	261	526	519
Bank shares tax	193	160	386	320
Professional services	495	482	919	996
Marketing	335	291	533	529
Other	1,040	936	2,183	1,843
Total non-interest expense	8,005	8,301	16,453	16,432
Income before income taxes	2,466	2,488	4,543	4,412
INCOME TAXES	624	709	1,181	1,258
NET INCOME	$ 1,842	$ 1,779	$ 3,362	$ 3,154
PER SHARE DATA
Net income per share (Basic)	$ 0.36	$ 0.34	$ 0.65	$ 0.61
Net income per share (Diluted)	$ 0.35	$ 0.34	$ 0.65	$ 0.60
Dividends declared	$ 0.140	$ 0.135	$ 0.280	$ 0.270

Basic weighted average shares outstanding	5,187,398	5,170,123	5,181,955	5,156,886

Diluted weighted average shares outstanding	5,206,736	5,230,283	5,202,278	5,222,362

                                                    The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended
(Dollars in thousands)	June30,
	2008	2007
OPERATING ACTIVITIES
Net income	$ 3,362	$ 3,154
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	1,221	1,296
Provision for loan and lease losses	660	-
Amortization of investment security premiums
and accretion of discounts, net	159	97
Amortization of deferred loan fees and costs	(411)	(31)
Gains on sales of investment securities, net	(184)	(2)
Gains from sales of assets	(91)	-
Gains and fees from the sale of loans	(164)	(419)
Stock-based compensation expense	92	50
Increase in other assets	(677)	(520)
Increase (decrease) in other liabilities	(1,368)	528

Net cash provided by operating activities	$ 2,599	$ 4,153

INVESTING ACTIVITIES
Net increase in loans	(52,213)	(43,627)
Proceeds from the sale of loans	9,636	17,762
Proceeds from sales of investment securities available-for-sale	13,228	4,583
Proceeds from maturities of investment securities available-for-sale	9,537	3,716
Proceeds from maturities of investment securities held-to-maturity	-	5
Purchases of investment securities available-for-sale	(41,542)	(13,888)
Purchase of BOLI (Bank Owned Life Insurance)	(10,000)	-
Purchase of premises and equipment	(3,139)	(4,931)
Proceeds from the sale of fixed assets	48	91

Net cash used in investing activities	$ (74, 445)	$ (36,289)

FINANCING ACTIVITIES
Increase (decrease) in short term Federal Home Loan Bank
and other short term borrowings	-	(5,266)
Increase in long term Federal Home Loan Bank borrowings	51,500	15,000
Repayment of long term Federal Home Loan Bank borrowings	(13,782)	(5,882)
Net increase in deposits	24,448	69,538
Cash dividends paid	(1,453)	(1,391)
Proceeds from issuance of guaranteed preferred beneficial interest in
Corporations subordinated debentures:	-	5,155
Net increase (decrease) in treasury stock transactions	(69)	(359)

Net cash provided by financing activities	60,644	76,795

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,202)	44,659

Cash and cash equivalents at beginning of period	53,360	72,341

Cash and cash equivalents at end of period	$ 42,158	$ 117,000

                                                  The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Loss	Stock	Equity	Income

Balance January 1, 2007	5,279,815	$ 5,280	$ 11,939	$ 50,486	$ (1,473)	$ (2,970)	$ 63,262

Net income	-	-	-	3,154	-	-	3,154	$ 3,154
Cash dividends declared	-	-	-	(1,391)	-	-	(1,391)
Other comprehensive loss
Net unrealized losses
on investment securities
available-for-sale	-	-	-	-	(999)	-	(999)	(999)
Treasury stock transactions	-	-	(903)	-	-	594	(309)	-
Total comprehensive income								$ 2,155

Balance June 30, 2007	5,279,815	$ 5,280	$ 11,036	$52,249	$ (2,472)	$ (2,376)	$ 63,717

Balance January 1, 2008	5,279,815	$ 5,280	$ 11,113	$ 55,347	$ (1,207)	$ (2,554)	$ 67,979

Net income	-	-	-	3,362	-	-	3,362	$ 3,362
Cash dividends declared	-	-	-	(1,453)	-	-	(1,453)
Other comprehensive loss
Net unrealized losses
on investment securities
available-for-sale	-	-	-	-	(1,270)	-	(1,270)	(1,270)
Treasury stock transactions	-	-	(723)	-	-	746	23	-
Total comprehensive income								$ 2,092

Balance June 30, 2008	5,279,815	$ 5,280	$ 10,390	$ 57,256	$ (2,477)	$ (1,808)	$ 68,641

                              The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Operating results for the three and six months ended June 30, 2008 include a $417 thousand reduction of salary and benefits expense associated with loan origination costs not previously deferred in prior periods. Management has concluded that the impact of deferring this expense in the second quarter of 2008 is not material to the Corporation’s consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (our “2007 Annual Report”).

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2007 Annual Report.

2.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

At June 30, 2008, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the six months ended June 30, 2008, the Corporation granted 34,500 shares valued at $17.80 per share at the grant date. These shares, or a portion thereof will vest on the third anniversary of the grant date subject to certain employment and company performance requirements. During the six months ended June 30, 2007, the Corporation granted 22,900 shares valued at $21.05 per share at the grant date. One third of these shares vest on each of the first three anniversaries of the date of the grant. These restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events, as described more fully in our proxy statement. A summary of the Corporation’s unvested restricted shares is as follows:

(Dollars in thousands, except shares, and per share data)

	Shares	Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2008	21,400	$21.05	-
Granted	34,500	$17.80
Vested	7,138	$21.05
Forfeited
Unvested at June 30, 2008	48,762	$21.05	$731.4

The Corporation recorded $92 thousand and $50 thousand of restricted stock expense for the six months ended June 30, 2008 and 2007, respectively.

The Corporation’s ability to issue stock options under the 1995 Stock Option Plan has expired. Outstanding stock options, however, remain in effect according to their terms. Aggregated information regarding the Corporation’s Stock Option Plan as of June 30, 2008 is presented below.

(Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	208,308	$15.00	-	$437
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(9,152)	18.59	-	-
Expired	-	-	-	-
Outstanding at June 30, 2008	199,156	$14.84	2.22	$33
Exercisable at June 30, 2008	199,156	$14.84	2.22	$33

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

There were no options granted during the six months ended June 30, 2008. The total intrinsic value (market value on date of exercise less grant price) of options exercisable at June 30, 2008 is $33 thousand. As of January 1, 2007, there were no unvested options under the Corporation’s one stock option plan.

3.	EARNINGS PER SHARE

Three Months ended June 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 1,842	5,187,398	$ 0.36
Effect of Dilutive Securities
Options to purchase common stock	-	19,338	(.01)
Diluted earnings per share
Net income available to common stockholders	$ 1,842	5,206,736	$ 0.35

23,929 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Six Months ended June 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 3,362	5,181,955	$ 0.65
Effect of Dilutive Securities
Options to purchase common stock	-	20,323	(.00)
Diluted earnings per share
Net income available to common stockholders	$ 3,362	5,202,278	$ 0.65

23,935 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Three Months ended June 30, 2007

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 1,779	5,170,123	$ 0.34
Effect of Dilutive Securities
Options to purchase common stock	-	60,160	(.00)
Diluted earnings per share
Net income available to common stockholders	$ 1,779	5,230,283	$ 0.34

13,115 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Six Months ended June 30, 2007

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 3,154	5,156,886	$ 0.61
Effect of Dilutive Securities
Options to purchase common stock	-	65,476	(.01)
Diluted earnings per share
Net income available to common stockholders	$ 3,154	5,222,362	$ 0.60

13,674 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

4.	COMPREHENSIVE INCOME

Components of comprehensive income are presented in the following chart:

Three Months Ended	Six Months Ended
June 30,	June 30,
	2008	2007	2008	2007
Unrealized (losses) on securities:
Unrealized (losses) arising in period	$ (2,118)	$ (1,467)	$ (2,108)	$ (1,516)
Reclassification adjustment	(78)	-	184	2
Net unrealized (loss)	(2,196)	(1,467)	(1,924)	(1,514)
Other comprehensive income before taxes	(2,196)	(1,467)	(1,924)	(1,514)
Income tax benefit	747	499	654	515
Other comprehensive (loss)	(1,449)	(968)	(1,270)	(999)
Net income	1,842	1,779	3,362	3,154
Total comprehensive income	$ 393	$ 811	$ 2,092	$ 2,155

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the SEC released Staff Accounting Bulletin SAB 110 (“SAB 110”), “Share Based Payment.” SAB 110 expresses the views of the SEC staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of share options in accordance with SFAS 123R. This interpretation gives specific examples of when it may be appropriate to use the simplified method of determining the expected term. SAB 110 is effective for fiscal years beginning on or after January 1, 2008. We adopted the provisions of SAB 110 on January 1, 2008. SAB 110 did not have a material impact on our consolidated financial statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In December 2007, the FASB issued Statement No. 141(R) (“SFAS 141(R)”), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. While the Corporation has not yet evaluated SFAS 141(R) for the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions on or after January 1, 2009, rather than capitalize such costs as currently required.

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

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report in earnings unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. We adopted the provisions of SFAS No. 159 on January 1, 2008. SFAS 159 did not have a material impact on our consolidated financial statements.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below presents the balance of assets and liabilities at June 30, 2008 measured at fair value on a recurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	June 30, 2008 Total
Investment securities available for sale	$2,114	$112,741	$ -	$114,855

The table below presents the balance of assets and liabilities at June 30, 2008 measured at fair value on a nonrecurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	June 30, 2008 Total
Loans	$-	$-	$2,042	$2,042

7.	RECLASSIFICATIONS

Certain 2007 numbers have been reclassified to conform with current period presentation. These reclassifications have no impact on net income or earnings per share.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries, First National Bank of Chester County (the “Bank”), FNB Property Management, LLC, First National Insurance Services, LLC, Turks Head Properties, Inc., Turks Head II, LLC, First Chester County Capital Trust I, First Chester County Capital Trust II, and First Chester County Capital Trust III, (collectively, the “Corporation”). This discussion should be read in conjunction with the consolidated financial statements included in this report.

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

EARNINGS AND DIVIDEND SUMMARY

Net income for the three months ended June 30, 2008 was $1.84 million, an increase of $63 thousand or 3.5% from $1.78 million for the same period in 2007. Net income for the six month period ended June 30, 2008 was $3.36 million, an increase of $208 thousand or 6.6% from $3.15 million for the same period in 2007. Diluted earnings per share for the three and six month periods ended June 30, 2008 were $0.35 and $0.65, respectively, compared to $0.34 and $0.60 for the same periods in 2007. Cash dividends declared for the three and six month periods ended June 30, 2008 were $0.140 and $0.280 per share compared to $0.135 and $0.270 per share for the three and six month periods ended June 30, 2007.

The increase in net income for the three months ended June 30, 2008 compared to the same period in 2007, was the result of an increase in net interest income combined with a decrease in non-interest expense and a decrease in taxes, offset in part by an increase in the provision and a decrease in non-interest income. The increase in net income for the six months ended June 30, 2008 compared to the same period in 2007, was primarily the result of an increase in net interest income combined with an increase in non-interest income and a decrease in taxes, offset in part by an increase in the provision. During the second quarter of 2008, the company deferred certain loan origination costs that should have been deferred previously under SFAS 91. This resulted in a $417 thousand pretax reduction of salary and employee benefits expense in the second quarter of 2008. In addition, the 2007 results include $507 thousand of pretax gains and interest income recorded in second quarter of 2007 from the sale of a loan that had been on non-accrual status.

SELECTED RATIOS

Three Months Ended	Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Return on Average Assets	0.74%	0.79%	0.69%	0.71%
Return on Average Equity	10.64%	11.14%	9.72%	9.94%
Dividend Payout Ratio	39.40%	39.07%	43.19%	44.12%
Book Value Per Share	$13.23	$12.31	$13.23	$12.31

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

THREE MONTHS ENDED JUNE 30,

2008	2007
(Dollars in thousands)
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing	$55,248	$417	3.04%	$48,629	$648	5.34%
deposits in banks and other
overnight investments
Investment securities:
Taxable	103,764	1,242	4.81%	79,424	945	4.77%
Tax-exempt (1)	13,386	157	4.73%	10,760	118	4.39%
Total investment securities	117,150	1,399	4.80%	90,184	1,063	4.73%

Loans and leases: (2)
Taxable	754,107	11,796	6.29%	700,310	12,464(3)	7.14%
Tax-exempt (1)	18,906	340	7.24%	14,541	267	7.36%
Total loans and leases	773,013	12,136	6.31%	714,851	12,731	7.14%

Total interest-earning assets	945,411	13,952	5.94%	853,664	14,442	6.79%
Non-interest-earning assets
Allowance for loan and lease losses	(7,972)			(8,110)
Cash and due from banks	17,957			24,171
Other assets	39,775			28,521

Total assets	$995,171			$898,246

LIABILITIES AND STOCKHOLDERS’
EQUITY
Savings, NOW, and money market
deposits	$393,554	$1,605	1.64%	$363,365	$2,213	2.44%
Certificates of deposit and other time	235,775	2,349	4.01%	258,339	3,033	4.71%
Total interest-bearing deposits	629,329	3,954	2.53%	621,704	5,246	3.38%
Subordinated debentures	15,465	215	5.59%	15,578	499(4)	12.85%
Federal Home Loan Bank advances
and other borrowings	152,288	1,478	3.90%	66,174	624	3.78%
Total interest-bearing liabilities	797,082	5,647	2.85%	703,456	6,369	3.63%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	119,951			123,926
Other liabilities	8,877			6,959
Total liabilities	925,910			834,341
Stockholders’ equity	69,261			63,905
Total liabilities and stockholders’ equity	$995,171			$898,246

Net interest income		$8,305			$8,073
Net yield on interest-earning assets			3.53%			3.79%

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34%

      adjusted for the TEFRA Act 20% interest expense disallowance for 2008 and 2007.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

SIX MONTHS ENDED JUNE 30,

2008	2007
(Dollars in thousands)
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing	$52,365	$868	3.34%	$47,179	$1,245	5.32%
deposits in banks and other
overnight investments
Investment securities:
Taxable	98,231	2,358	4.83%	79,867	1,895	4.79%
Tax-exempt (1)	13,532	321	4.77%	10,215	220	4.35%
Total investment securities	111,763	2,679	4.82%	90,082	2,115	4.74%

Loans and leases: (2)
Taxable	741,589	23,953	6.50%	692,969	24,224(3)	7.05%
Tax-exempt (1)	19,239	689	7.20%	13,844	476	6.93%
Total loans and leases	760,828	24,642	6.51%	706,813	24,700	7.05%

Total interest-earning assets	924,956	28,189	6.13%	844,074	28,060	6.70%
Non-interest-earning assets
Allowance for loan and lease losses	(7,928)			(8,133)
Cash and due from banks	19,552			23,996
Other assets	37,395			26,553

Total assets	$973,975			$886,490

LIABILITIES AND STOCKHOLDERS’
EQUITY
Savings, NOW, and money market
deposits	$383,526	$3,640	1.91%	$361,641	$4,278	2.39%
Certificates of deposit and other time	228,451	4,812	4.24%	253,353	5,862	4.67%
Total interest-bearing deposits	611,977	8,452	2.78%	614,994	10,140	3.32%
Subordinated debentures	15,465	474	6.16%	15,522	834(4)	10.84%
Federal Home Loan Bank advances
and other borrowings	149,425	2,920	3.93%	63,941	1,218	3.84%
Total interest-bearing liabilities	776,867	11,846	3.07%	694,457	12,192	3.54%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	118,216			121,356
Other liabilities	9,705			7,198
Total liabilities	904,788			823,011
Stockholders’ equity	69,187			63,479
Total liabilities and stockholders’ equity	$973,975			$886,490

Net interest income		$16,343			$15,868
Net yield on interest-earning assets			3.55%			3.79%

(1) The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34%

      adjusted for the TEFRA Act 20% interest expense disallowance for 2008 and 2007.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three month period ended June 30, 2008 was $8.3 million, an increase of 2.9% from $8.1 million for the same period in 2007. Net interest income on a tax equivalent basis for the six month period ended June 30, 2008 was $16.3 million, an increase of 3.0% from $15.9 million for the same period in 2007.

The net yield on interest-earning assets, on a tax-equivalent basis, was 3.53% for the three month period ended June 30, 2008, compared to 3.79% for the same period in 2007, a decrease of 26 basis points, (one basis point is equal to 1/100 of a percent). For the six month period ended June 30, 2008, the net yield on interest earning assets decreased 24 basis points to 3.55% from 3.79% during the same period in 2007.

Average interest-earning assets increased approximately $91.7 million or 10.7% to $945.4 million for the three months ended June 30, 2008 from $853.7 million in the same period last year. Average interest-earning assets increased approximately $80.9 million or 9.6% for the six months ended June 30, 2008 to $925.0 million from $844.1 million in the same period in 2007.

Average interest-bearing liabilities increased approximately $93.6 million or 13.3% to $797.1 million for the three months ended June 30, 2008, from $703.5 million for the same period in 2007. Average interest-bearing liabilities increased approximately $82.4 million or 11.9% to $776.9 million for the six months ended June 30, 2008, from $694.5 million for the same period in 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

INTEREST INCOME

Interest income on Federal Funds sold and other overnight investments for the three and six month periods ended June 30, 2008, decreased $231 thousand and $377 thousand to $417 thousand and $868 thousand, respectively, when compared to the same periods in 2007. The decrease in interest income on Federal Funds sold and other overnight investments for the three and six month periods is primarily due to decreases in the rates earned on these balances as a result of Federal Reserve actions to reduce market interest rates. The rates earned on these balances decreased 230 basis points and 198 basis points for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

On a tax equivalent basis, interest income on investment securities increased 31.6% or $336 thousand to $1.4 million for the three month period ended June 30, 2008 when compared to the same period in 2007. For the six month period ended June 30, 2008, interest income on investment securities increased 26.7% or $564 thousand to $2.7 million from $2.1 million when compared to the same period in 2007. The increase for the three month period is due to a 29.9% or $27.0 million increase of the average balance of investment securities, combined with a 7 basis point increase earned on these investments. The increase for the six month period ended June 30, 2008 is the result of a 24.1% or $21.7 million increase of the average balance of investment securities combined with an increase of 8 basis points on the rate earned on these investments.

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio decreased $595 thousand or 4.7% to $12.1 million for the three months ended June 30, 2008, compared to the same period in 2007. Interest income on loans decreased $58 thousand or 0.2% to $24.6 million for the six months ended June 30, 2008, compared to the same period in 2007. The average yield earned on loan and lease balances decreased 83 and 54 basis points for the three and six month periods, respectively, to 6.31% and 6.51%, respectively. Interest income for the three and six month periods ended June 30, 2007 includes the recognition of $282 thousand of income related to the sale of a $5.9 million loan that had been on non-accrual status. Excluding this item, interest income for the three months ended June 30, 2008 decreased $313 thousand or 2.5% over the same period in 2007. This decrease is primarily due to decreases in the average yield earned on loan portfolio balances as a result of Federal Reserve actions to reduce market interest rates. The decrease was partially offset by increases in interest income from a $58.2 million or 8.1% increase in the average balance of loans and leases outstanding. Excluding the $282 thousand of income recognized in 2007, interest income for the six months ended June 30, 2008 increased $224 thousand or 0.9% over the same period in 2007. This increase is mainly due to a $54.0 million or 7.6% increase in the average balance of loans and leases outstanding, partially offset by decreases in the average yield earned on loan and lease balances.

INTEREST EXPENSE

Interest expense on deposit accounts decreased $1.3 million or 24.6% to $4.0 million for the three months ended June 30, 2008 compared to the same period in 2007. Interest expense on deposit accounts decreased $1.7 million or 16.6% to $8.5 million for the six months ended June 30, 2008 compared to the same period in 2007. The decrease for the three months ended June 30, 2008 was due to an 85 basis point decrease in the average interest rates paid on these deposits partially offset by a $7.6 million or 1.2% increase in average total interest-bearing deposits. This decrease for the six months ended June 30, 2008 was due to a 54 basis point decrease in the average interest rates paid on these deposits combined with a $3.0 million or 0.5% decrease in average total interest-bearing deposits. The decreases in the average interest rates paid on deposits is primarily the result of Federal Reserve actions to reduce market

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

interest rates combined with the decrease in higher cost brokered CD balances. Deposit balances have been impacted from the Bank’s decision to replace higher cost brokered CDs with lower cost FHLB borrowings beginning in the second half of 2007. Excluding the decrease in average brokered CD balances, average total interest-bearing deposit balances would have increased by $71.1 million and $56.2 million for the three and six months ended, June 30, 2008, respectively, as compared to same periods in 2007.

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

Interest expense on subordinated debentures decreased $284 thousand to $215 thousand for the three month period ended June 30, 2008 from $499 thousand for the same period in 2007. Interest expense on subordinated debentures decreased $360 thousand to $474 thousand for the six month period ended June 30, 2008 from $834 thousand when compared to the same period in 2007. The decrease for the three and six month periods ended June 30, 2008 was primarily due to a decrease in the average interest rate paid on these debentures resulting from market interest rate decreases. Interest expense on subordinated debentures for the three and six month periods ended June 30, 2007 includes a $161 thousand charge to interest expense recorded in the second quarter of 2007. The charge was for accelerated amortization of issuance costs related to the July 2007 early redemption of $5.2 million of debentures that were issued by the First Chester County Corporation. The redemption of the debentures was coordinated with a new $5.2 million issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points.

Interest expense on Federal Home Loan Bank (“FHLB”) and other borrowings increased by $854 thousand or 136.7% to $1.5 million for the three month period ended June 30, 2008 from $624 thousand for the same period in 2007. This increase for the three month period ended June 30, 2008 is due to an $86.1 million or 130.1% increase in the average balances of these funding sources combined with a 12 basis point increase in the average interest rate paid on these borrowings. Interest expense on FHLB and other borrowings increased by $1.7 million or 139.7% to $2.9 million for the six month period ended June 30, 2008 from $1.2 million for the same period in 2007. This increase for the six month period ended June 30, 2008 is due to a $85.5 million or 133.7% increase in the average balances of these funding sources combined with a 9 basis point increase in the average interest rate paid on these borrowing. FHLB borrowings have been an alternative to deposits to support loan growth.

PROVISION FOR LOAN AND LEASE LOSSES

During the three and six month periods ended June 30, 2008, the Corporation recorded a $449 and a $660 thousand provision for loan and lease losses compared to $0 for the same periods in 2007. The increase in the provision for loan and lease losses was driven mainly by loan growth combined with the effects of a slowing economy. The percentage of non-accrual loans to gross loans was .26% at June 30, 2008 as compared to .16% at December 31, 2007 and .17% at June 30, 2007. The allowance for loan and lease losses as a percentage of loans at June, 2008 was 1.07% compared to 1.05% at December 31, 2007 and 1.12% at June 30, 2007. Net charge-offs were $79 thousand for the six months ended June 30, 2008 as compared to $159 thousand in the same period in 2007.

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

Three Months	Six Months
Ended	Ended
June 30,	June 30,
	2008	2007	2008	2007

Balance at beginning of period	$ 7,930	$ 8,128	$ 7,817	$ 8,186

Provision charged to operating expense	449	-	660	-

Recoveries of loans previously charged-off	97	51	197	81
Loans charged-off	(117)	(126)	(276)	(240)
Net loan (charge-offs) recoveries	(20)	(75)	(79)	(159)

Allowance other adjustment (1)	74	6	35	32

Balance at end of period	$ 8,433	$ 8,059	$ 8,433	$ 8,059

Period-end loans outstanding	$786,548	$720,530	$786,548	$720,530
Average loans outstanding	$773,013	$714,851	$760,828	$706,813

Allowance for loan and lease losses as a
percentage of period-end loans outstanding	1.07%	1.12%	1.07%	1.12%
Net charge-offs (recoveries) to average loans outstanding	0.00%	0.01%	0.01%	0.02%

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

The Corporation held one commercial property classified as other real estate owned (“OREO”) at June 30, 2008. The corporation held one OREO property as of June 30, 2007, and no OREO properties at December 31, 2007. OREO represents real estate owned by the Bank following default by the borrowers. OREO is recorded at the lower of carrying value or fair market value. Fair market value is based primarily upon independent market prices or professional appraisals. OREO reduces the Corporation’s earnings because interest income is not earned on such assets.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following chart represents detailed information regarding non-performing loans and leases and OREO:

(Dollars in thousands)	June 30,	December 31,

	2008	2007		2007

Past due over 90 days and still accruing	$ 115	$ 3,580	(2)	$ 142
Non-accrual loans and leases (1)	2,042	1,241		1,194
Total non-performing loans and leases	2,157	4,821		1,336

Other real estate owned	459	78		-
Total non-performing assets	$ 2,616	$ 4,899		$ 1,336

Non-performing loans and leases as a
percentage of total loans and leases	0.27%	0.67%		0.18%

Allowance for loan and lease losses as a
percentage of non-performing loans and leases	390.89%	167.16%		585.10%

Non-performing assets as a percentage of
total loans and other real estate owned	0.33%	0.68%		0.18%

Allowance for loan and lease losses as a
percentage of non-performing assets	322.38%	164.49%		585.10%

(1)

Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2)	Includes one $2.9 million commercial loan that is secured by real estate. Subsequent to June 30, 2007 this balance was collected.

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

FASB 114 “Accounting by Creditors for Impairment of Loans” requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $2.0 million, $1.2 million, and $1.2 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. The associated allowance for impaired loans was $60 thousand, $72 thousand, and $60 thousand at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the three and six month periods ended June 30, 2008, activity in the allowance for impaired loan losses includes a provision of $11 and $29 thousand, respectively, and charge-offs of $6 and $0, respectively. There were no recoveries for the three and six month periods ended June 30, 2008. Contractual interest amounted to $31 thousand and $56 thousand for the three and six months ended June 30, 2008, respectively. Total cash collected on impaired loans for the three and six month periods ended June 30, 2008 was $41 thousand and $92 thousand all of which was applied to principal. Loans returned to performing for the three and six month periods ended June 30, 2008 was $20 thousand and $0 thousand.

NON-INTEREST INCOME

Total non-interest income decreased 2.3% or $64 thousand to $2.8 million for the three months ended June 30, 2008, when compared to the same period in 2007. Total non-interest income increased 8.5% or $439 thousand to $5.6 million for the six month period ended June 30, 2008, when compared to the same period in 2007. The various components of non-interest income are discussed below.

The largest component of non-interest income is wealth management and advisory services revenue, which increased $11 thousand or 1.0% to $1.1 million for the three month period ended June 30, 2008 from $1.1 million during the same period in 2007. Wealth management and advisory services revenue increased $29 thousand or 1.4% to $2.1 million for the six month period ended June 30, 2008 from $2.0 million during the same period in 2007. Wealth management and advisory services revenue includes fee income from both the Wealth Management division of the Bank and the First National Financial Advisory Services subsidiary of the Bank. In the aggregate, wealth management and advisory services revenue consists primarily of fee income from services such as trust and portfolio management, estate management, insurance, full-service brokerage, financial planning and mutual fund services. Wealth management and advisory services revenue is based partially on the market value of assets under management. The market value of assets under management at June 30, 2008 was $557.0 million compared to $566.0 million at June 30, 2007.

Service charges on deposit accounts increased $74 thousand or 13.0% to $643 thousand for the three month period ended June 30, 2008 compared to $569 thousand for the same period in 2008. For the six month period ended June 30, 2008, service charges on deposit accounts increased $89 thousand or 8.1% to $1.2 million compared to $1.1 million for the same period in 2007. The increase in service charges is primarily due to an increase in charges on retail and commercial demand deposit accounts.

The corporation recognized a net loss of $78 thousand on sales of investment securities during the three month period ended June 30, 2008 compared with $0 during the same period in 2007. The corporation recognized a net gain of $184 thousand on sales of investment securities during the six month period ended June 30, 2008 compared with a net gain of $2 thousand during the same period in 2007. These net gains and losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with one customer. The income on these leases is classified as “Rental Income”. Rental Income on operating lease agreements increased $14 thousand or 4.4% to $330 thousand for the three months ended June 30, 2008 as compared to the same period in 2007. Rental Income on operating lease agreements increased $16 thousand or 2.6% to $639 thousand for the for the six months ended June 30, 2008 as compared to the same period in 2007. This increase in rental income on operating lease agreements is the result of entering into a few additional operating leases with the existing lease customer.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Gains on the sale of fixed assets was $45 thousand and $91 thousand for the three and six month periods ended June 30, 2008 as compared to gains of $0 for the same periods in 2007. The gains recorded in 2008 was the amortization of a deferred gain attributable to the sale-leaseback transaction that occurred during 2007.

The three and six month periods ended June 30, 2007 includes a $225 thousand gain recorded in the second quarter of 2007 related to the sale of the $5.9 million loan as previously mentioned. Excluding this item, gains and fees on the sale of loans decreased $32 thousand or 27.0% for the three months ended June 30, 2008 and decreased $30 thousand or 15.5% for the six months ended June 30, 2008 compared to the same periods in 2007.

Bank-owned life insurance (“BOLI”) income relates to a $10 million policy purchased in February 2008. BOLI involves the purchase of a life insurance policy on a group of employees. The Bank is the owner and beneficiary of the policy. The BOLI investment is carried on the balance sheet at the cash surrender value of the underlying policies. Income or loss resulting from increases or decreases in the cash surrender value of the properties is recorded on the income statement. BOLI gains for the three and six month periods ended June 30, 2008 were $92 thousand and $157 thousand, respectively.

Other non-interest income increased $35 thousand or 6.6% to $565 thousand for the three months ended June 30, 2008 compared to same period in 2007. Other non-interest income increased $130 thousand or 13.1% to $1.1 million for the six months ended June 30, 2008 compared to same period in 2007. The increases in other non-interest income were primarily due to increases in lease referral fees and electronic banking fees. Other non-interest income also includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income.

NON-INTEREST EXPENSE

Total non-interest expense decreased $296 thousand or 3.6% to $8.0 million for the three months ended June 30, 2008, when compared to the same period in 2007. Total non-interest expense increased $21 thousand or 0.1% to $16.5 million for the six months ended June 30, 2008, when compared to the same period in 2007. The various components of non-interest expense are discussed below.

Salaries and employee benefits expense for the three and six month periods ended June 30, 2008 includes a $417 thousand reduction of salary and benefits expense associated with loan origination costs not previously deferred in prior periods. Excluding this item, salaries and employee benefits decreased $275 thousand or 5.6% for the three months ended June 30, 2008 compared to the same period in 2007. Excluding the $417 thousand item, salaries and employee benefits decreased $178 thousand or 1.9% for the six month period ended June 30, 2008 compared to the same period in 2007.

Net occupancy, equipment and data processing expense increased $192 thousand or 15.0% to $1.5 million during the three months ended June 30, 2008 when compared to the same period in 2007. Net occupancy, equipment and data processing expense increased $276 thousand or 10.5% to $2.9 million during the six months ended June 30, 2008 when compared to the same period in 2007. The increase was mainly due to the addition of the Longwood and Downingtown branches in the first quarter of 2008.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – Continued

Depreciation on operating leases increased $10 thousand or 3.8% to $271 thousand for the three months ended June 30, 2008 when compared to the same period in 2007. Depreciation on operating leases increased $7 thousand or 1.3% to $526 thousand for the six months ended June 30, 2008 when compared to the same period in 2007. This depreciation expense is the result of operating lease agreements the Corporation has with one of our customers. The income associated with these operating leases is classified as Rental Income.

Expenses for professional services increased $13 thousand or 2.7% to $495 thousand for the three months ended June 30, 2008 when compared to the same period in 2007. Professional services expense decreased $77 thousand or 7.7% to $919 thousand for the six months ended June 30, 2008 when compared to the same period in 2007. The decrease in professional fees for the 6 month period is primarily due to a reduction in legal fees related to additional costs incurred in the first quarter of 2007 from compliance with new SEC executive compensation reporting requirements.

Marketing expense increased $44 thousand or 15.1% for the three months ended June 30, 2008 and increased $4 thousand or .8% for the six months ended June 30, 2008 as compared to the same periods in 2007.

Total other non-interest expense increased $104 thousand or 11.1% to $1.0 million for the three-month period ended June 30, 2008 compared to the same periods in 2007. Total other non-interest expense increased $340 thousand or 18.4% to $2.2 million for the six months ended June 30, 2008 when compared to the same period in 2007. Other non-interest expense includes annual meeting and reports, trust processing, postage, directors’ costs, telephone, travel and entertainment and operating supplies. The increase in other non-interest expense for the three and six month periods ended June 30, 2008 is primarily due to an increase in FDIC insurance premiums in 2008 as compared to 2007. FDIC insurance premium expense was $118 thousand and $212 thousand for the three and six month periods ended June 30, 2008, as compared to $21 thousand and $43 thousand for the same periods in 2007. The increase reflects the impact of 2006 legislation that increased FDIC premiums for all commercial banks. This legislation provided an assessment credit for each insured bank. The Bank’s assessment credit offset a larger portion of the insurance premium expense in 2007 than in 2008 and was fully utilized in the first quarter of 2008. The increased premium does not indicate any change in the FDIC risk assessment for the Bank. The increase in other non-interest expense for the six month period ended June 30, 2008 is also due to a $109 thousand charge taken in the first quarter of 2008 from the write-off of miscellaneous other assets.

INCOME TAXES

Income tax expense for the three and six month periods ended June 30, 2008 was $624 thousand and $1.2 million, compared to $709 thousand and $1.3 million for the same periods in 2007. This represents an effective tax rate of 25.3% and 26.0% for the three and six month periods ended June 30, 2008 compared with 28.5% and 28.5% for the same periods in 2007. The decreases in income tax expense for the three and six month periods are mainly due to increases in permanent differences as a relative percentage of pretax income.

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

For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2008	December 31, 2007

	Average	Effective	Average	Effective
DEPOSIT TYPE	Balance	Yield	Balance	Yield
NOW Accounts	$ 173,269	1.75%	$ 159,572	2.30%
Money Market	115,986	2.82%	97,726	4.19%
Statement Savings	40,150	0.71%	43,270	0.79%
Other Savings	2,824	1.55%	1,514	1.52%
Tiered Savings	51,297	1.32%	64,485	1.45%
Total NOW Savings,	383,526	1.91%	366,567	2.47%
and Money Market

CDs Less than $100,000	159,056	4.21%	192,236	4.72%
CDs Greater than $100,000	69,395	4.30%	52,342	4.58%
Total CDs	228,451	4.24%	244,578	4.69%

Total Interest Bearing Deposits	611,977		611,145

Non-Interest Bearing
Demand Deposits	118,216		121,000

Total Deposits	$ 730,193		$ 732,145

The Bank, as a member of FHLB, maintains several credit facilities. During the three and six month periods ended June 30, 2008, average FHLB advances were $152.3 million and $149.4 million, respectively, and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.9% and 3.9%, respectively. The Bank currently has a maximum borrowing capacity with FHLB of approximately $221.4 million. FHLB advances are collateralized by a pledge on the Bank’s portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank’s FHLB stock.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

To supplement the Corporation’s sources of liquidity, the Corporation has initiated the use of alternative funding sources such as brokered deposits and bringing off-balance sheet “swept” funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to re-pricing in a future time period. The Corporation’s net interest rate sensitivity gap within one year is a negative $280.7 million or 28.8% of total assets at June 30, 2008 compared with a negative $168.2 million or 18.4% of total assets at December 31, 2007. The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee (“ALCO”) policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operationswith the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of June 30, 2008:

		Two	Over
(Dollars in thousands)	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
ASSETS
Federal funds sold and	$ 16,688	$ -	$ -	$ -	$ 16,688
overnight investments
Investment securities	23,935	64,121	26,799	-	114,855
Interest bearing deposits in banks	454	-	-	-	454
Net loans and leases	315,070	359,686	111,792	(8,433)	778,115
Cash and due from banks	-	-	-	25,016	25,016
Premises and equipment	-	-	-	19,430	19,430
Other assets	-	-	-	21,592	21,592
Total assets	$ 356,147	$ 423,807	$ 138,591	$ 57,605	$ 976,150

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$ -	$ -	$ -	$ 118,918	$ 118,918
Interest bearing deposits	587,576	18,603	4,249	-	610,428
FHLB advances and other	33,809	116,768	2,525	-	153,102
Junior subordinated debentures	15,465	-	-	-	15,465
Other liabilities	-	-	9,596	-	9,596
Capital	-	-	-	68,641	68,641
Total liabilities & capital	$ 636,850	$ 135,371	$ 16,370	$ 187,559	$ 976,150
Net interest rate
sensitivity gap	$(280,703)	$ 288,436	$ 122,221	$(129,954)
Cumulative interest rate
sensitivity gap	$(280,703)	$ 7,733	$ 129,954	$ -
Cumulative interest rate
sensitivity gap divided
by total assets	(28.8%)	0.8%	13.3%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

During the first quarter of 2008, the Bank opened two new branch facilities. The first, a newly constructed, full-service branch located in Kennett Square, Pennsylvania, features the Bank’s signature building design, first showcased by the Oxford Branch, which opened in 2005. The second, a full-service branch located in Downingtown, Pennsylvania, replaced the Coatesville Branch. The Coatesville branch was closed in the first quarter of 2008. Technological improvements, including enhanced security over customer information, a more proactive disaster recovery system and an improved infrastructure to support more internet banking products are also expected in the future. We are continuously looking for opportunities to expand our branch system and invest in technology to better serve our customers.

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At June 30, 2007, both the Corporation’s and the Bank’s capital exceeded all minimum regulatory requirements, and the Bank was considered “well capitalized” as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

As of June 30,	As of December 31,	"Well Capitalized"
	2008	2007	2007	Requirements
Corporation
Leverage Ratio	8.58%	8.99%	9.22%	N/A
Tier I Capital Ratio	10.15%	10.51%	10.84%	N/A
Total Risk-Based Capital Ratio	11.22%	11.62%	11.92%	N/A
Bank
Leverage Ratio	8.02%	8.37%	8.58%	5.00%
Tier I Capital Ratio	9.48%	9.78%	10.08%	6.00%
Total Risk-Based Capital Ratio	10.55%	10.90%	11.18%	10.00%

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

Management’s Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, as of June 30, 2008, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers, regularly assesses the adequacy of the Corporation’s internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. During the second quarter of 2008, there were no such changes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2008	--	--	--	$10,000,000
May 1 to May 31, 2008	--	--	--	$10,000,000
June 1 to June 30, 2008	--	--	--	$10,000,000
Total	--	--	--	$10,000,000

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

The Annual Meeting of Shareholders of the Corporation was held on April 15, 2008 (the “Meeting”). Notice of the Meeting was mailed to shareholders of record on or about March 14, 2008, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

The only matter submitted to a vote of shareholders at the meeting was the election of four Class III directors.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All four of the nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

Nominee	For	Withheld

John A. Featherman	4,202,514	63,167

John S. Halsted	3,801,971	463,710

J. Carol Hanson	4,213,005	52,676

Edward A. Leo	4,211,883	53,798

The names of the other directors whose terms of office as directors continued after the meeting are as follow: John J. Ciccarone, Clifford E. DeBaptiste, Lynn Marie Johnson-Porter, John B. Waldron, Brian K. Campbell, M. Robert Clarke, Matthew S. Naylor, David L. Peirce and Kevin C. Quinn.

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

10.1 Employment agreement, dated as of June 27, 2008, between First Chester County Corporation and First National Bank of Chester County and John A. Featherman, Chairman and Chief Executive Officer. (CP)*

10.2 Employment agreement, dated as of June 27, 2008, between First Chester County Corporation and First National Bank of Chester County and Kevin C. Quinn, President. (CP)*

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

FIRST CHESTER COUNTY CORPORATION

August 11, 2008	__/s/ John A. Featherman______________________
John A. Featherman, III
Chief Executive Officer

August 11, 2008	__/s/ John E. Balzarini______________________
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

10.1 Employment agreement, dated as of June 27, 2008, between First Chester County Corporation and First National Bank of Chester County and John A. Featherman, Chairman and Chief Executive Officer. (CP)*

10.2 Employment agreement, dated as of June 27, 2008, between First Chester County Corporation and First National Bank of Chester County and Kevin C. Quinn, President. (CP)*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of President *
31.3	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 906 Certification of the Chief Executive Officer*
32.2	Section 906 Certification of the President*
32.3	Section 906 Certification of the Chief Financial Officer*