Form 10-Q
period 2008-09-30
FIRST CHESTER COUNTY CORP
filed 2008-11-10
CIK 744126

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b- of the

Exchange Act). Yes      No X

The nuber of shares outstanding of Common Stock of the Registrant as of November 10, 2008 was 5,188,205.

Part I.	FINANCIAL INFORMATION

	Item 1 -	Financial Statements
		Consolidated Balance Sheet
		September 30, 2008 (unaudited) and December 31, 2007	3

		Consolidated Statements of Income
		Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

		Consolidated Statements of Cash Flows
		Nine-Months Ended September 30, 2008 and 2007 (unaudited)	5

		Consolidated Statements of Changes in Stockholders’ Equity
		Nine-Months Ended September 30, 2008 and 2007 (unaudited)	6

		Notes to Consolidated Financial Statements	7-13

	Item 2 -	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	14-31

	Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4 -	Controls & Procedures	32

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Cash and due from banks	$ 43,210	$ 28,884
Federal funds sold and other overnight investments	14,581	24,260
Interest bearing deposits	207	216

Total cash and cash equivalents	57,998	53,360

Investment securities available-for-sale, at fair value	102,212	97,977

Loans and leases	808,931	743,440
Less: allowance for loan and lease losses	(8,637)	(7,817)

Net loans and leases	800,294	735,623

Premises and equipment, net	19,346	17,560
Net deferred tax asset	6,410	4,418
Bank owned life insurance	10,203	-
Other assets	5,733	5,843
Total assets	$ 1,002,196	$ 914,781
LIABILITIES
Deposits
Non-interest-bearing	$ 129,125	$ 124,199
Interest-bearing (including certificates of deposit over $100 of $78,707 and $58,816 at September 30, 2008 and
December 31, 2007, respectively)	632,394	580,699

Total deposits	761,519	704,898
Federal Home Loan Bank and other borrowings	148,585	115,384
Subordinated debt	15,465	15,465
Other liabilities	9,274	11,055

Total liabilities	934,843	846,802

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares;
Outstanding, 5,279,815 at September 30, 2008 and December 31, 2007	5,280	5,280
Additional paid-in capital	10,526	11,113
Retained earnings	57,337	55,347
Accumulated other comprehensive loss	(3,982)	(1,207)
Treasury stock, at cost: 92,586 shares and 119,065 shares
at September 30, 2008 and December 31, 2007, respectively	(1,808)	(2,554)

Total stockholders’ equity	67,353	67,979

Total liabilities and stockholders’ equity	$ 1,002,196	$ 914,781

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands - except per share)	Three Months Ended	Nine Months Ended
September 30,	September 30,

	2008	2007	2008	2007
INTEREST INCOME
Loans and leases, including fees	$ 12,421	$ 12,655	$ 36,845	$ 37,206
Investment securities	1,255	1,050	3,836	3,100
Federal funds sold and deposits in banks	200	676	1,068	1,920
Total interest income	13,876	14,381	41,749	42,226
INTEREST EXPENSE
Deposits	3,647	5,338	12,099	15,477
Subordinated debt	209	321	683	1,155
Federal Home Loan Bank and other borrowings	1,470	731	4,390	1,950
Total interest expense	5,326	6,390	17,172	18,582

Net interest income	8,550	7,991	24,577	23,644
Provision for loan and lease losses	290	-	950	-
Net interest income after provision
for loan and lease losses	8,260	7,991	23,627	23,644

NON-INTEREST INCOME
Wealth management and advisory services	994	987	3,069	3,033
Service charges on deposit accounts	657	595	1,853	1,703
Gains on sales of investment securities, net of losses	89	-	273	2
Operating lease rental income	328	326	967	949
Gains (losses) on fixed assets and OREO	(123)	1,376	(33)	1,376
Gain and fees on the sales of loans	33	118	197	537
Bank owned life insurance	46	-	203	-
Asset impairment	(1,267)		(1,267)
Other	570	488	1,693	1,481
Total non-interest income	1,327	3,890	6,955	9,081

NON-INTEREST EXPENSE
Salaries and employee benefits	4,847	4,755	13,845	14,348
Occupancy, equipment and data processing	1,434	1,243	4,342	3,876
Depreciation expense on operating leases	273	269	799	789
Bank shares tax	207	160	592	481
Professional services	449	429	1,368	1,425
Marketing	171	178	704	707
Other	1,251	1,040	3,434	2,879
Total non-interest expense	8,632	8,074	25,084	24,505
Income before income taxes	955	3,807	5,498	8,220
INCOME TAXES	148	1,030	1,329	2,288
NET INCOME	$ 807	$ 2,777	$ 4,169	$ 5,932
PER SHARE DATA
Net income per share (Basic)	$ 0.16	$ 0.54	$ 0.80	$ 1.15
Net income per share (Diluted)	$ 0.16	$ 0.53	$ 0.80	$ 1.14
Dividends declared	$ 0.140	$ 0.135	$ 0.420	$ 0.405

Basic weighted average shares outstanding	5,188,562	5,165,735	5,184,173	5,159,868

Diluted weighted average shares outstanding	5,197,787	5,221,167	5,200,200	5,221,959

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended
(Dollars in thousands)	September30,

	2008	2007
OPERATING ACTIVITIES
Net income	$ 4,169	$ 5,932
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,848	1,908
Provision for loan and lease losses	950	-
Amortization of investment security premiums
and accretion of discounts, net	250	151
Amortization of deferred loan fees and costs	(570)	(7)
Gains on sales of investment securities, net	(273)	(2)
Gains from sales of fixed assets and OREO	(136)	(1,386)
Gains and fees from the sale of loans	(197)	(537)
Stock-based compensation expense	132	88
Loss on investment securities	850	-
Increase in other assets	(655)	(3,476)
Increase (decrease) in other liabilities	(1,645)	3,686

Net cash provided by operating activities	4,723	6,357

INVESTING ACTIVITIES
Net increase in loans	(76,892)	(42,550)
Proceeds from the sale of loans	12,038	17,762
Proceeds from sales of investment securities available-for-sale	21,414	4,583
Proceeds from maturities of investment securities available-for-sale	11,877	12,619
Proceeds from maturities of investment securities held-to-maturity	-	5
Purchases of investment securities available-for-sale	(42,557)	(21,840)
Purchase of Bank Owned Life Insurance	(10,000)	-
Purchase of premises and equipment	(3,752)	(6,180)
Proceeds from the sale of fixed assets	119	89

Net cash used in investing activities	(87,753)	(35,512)

FINANCING ACTIVITIES
Decrease in short term Federal Home Loan Bank
and other short term borrowings	-	(5,266)
Increase in long term Federal Home Loan Bank borrowings	111,500	35,000
Repayment of long term Federal Home Loan Bank borrowings	(78,300)	(5,930)
Net increase in deposits	56,621	18,553
Cash dividends paid	(2,179)	(2,088)
Proceeds from issuance of guaranteed preferred beneficial interest in
Corporations subordinated debentures	-	5,155
Repayment of guaranteed preferred beneficial interest in
Corporations subordinated debentures	-	(5,155)
Net increase (decrease) in treasury stock transactions	26	(594)

Net cash provided by financing activities	87,668	39,675

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,638	10,520

Cash and cash equivalents at beginning of period	53,360	72,341
Cash and cash equivalents at end of period	$ 57,998	$ 82,861

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Loss	Stock	Equity	Income

Balance January 1, 2007	5,279,815	$ 5,280	$ 11,939	$ 50,486	$ (1,473)	$ (2,970)	$ 63,262

Net income	-	-	-	5,932	-	-	5,932	$ 5,932
Cash dividends declared	-	-	-	(2,088)	-	-	(2,088)
Other comprehensive loss
Net unrealized losses
on investment securities
available-for-sale	-	-	-	-	(368)	-	(368)	(368)
Treasury stock transactions	-	-	(949)	-	-	443	(506)	-
Total comprehensive income								$ 5,564

Balance September 30, 2007	5,279,815	$ 5,280	$ 10,990	$54,330	$ (1,841)	$ (2,527)	$ 66,232

Balance January 1, 2008	5,279,815	$ 5,280	$ 11,113	$ 55,347	$ (1,207)	$ (2,554)	$ 67,979

Net income	-	-	-	4,169	-	-	4,169	$ 4,169
Cash dividends declared	-	-	-	(2,179)	-	-	(2,179)
Other comprehensive loss
Net unrealized losses
on investment securities
available-for-sale	-	-	-	-	(2,775)	-	(2,775)	(2,775)
Treasury stock transactions	-	-	(587)	-	-	746	159	-
Total comprehensive income								$ 1,394

Balance September 30, 2008	5,279,815	$ 5,280	$ 10,526	$ 57,337	$ (3,982)	$ (1,808)	$ 67,353

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Operating results for the nine months ended September 30, 2008 include a $417 thousand reduction of salary and benefits expense associated with loan origination costs not previously deferred in prior periods. Management has concluded that the impact of deferring this expense in the second quarter of 2008 is not material to the Corporation’s consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (our “2007 Annual Report”).

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2007 Annual Report, as supplemented and updated by disclosures contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ending September 30, 2008.

2.	PROPOSED ACQUISITION

On September 18, 2008, First Chester County Corporation (the “Corporation”), First National Bank of Chester County (the “Bank”) and American Home Bank, National Association (“AHB”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which all of the outstanding shares of AHB will be exchanged for and converted to cash and shares of the Corporation, and AHB will be merged with and into the Bank, a wholly-owned subsidiary of the Corporation.

Under the terms of the Merger Agreement, AHB shareholders may elect to receive either 0.70 shares of common stock of the Corporation or cash equal to $11.00 per share of AHB common stock, in each case, subject to adjustment in certain events. Shareholder elections are subject to allocation procedures, which are intended to ensure that approximately 90% of the consideration to be paid by the Corporation will be in the form of common stock and approximately 10% of the consideration will be in cash. The total value of the merger consideration is approximately $18.2 million based on the Corporation’s closing price of $15.25 per share on September 18, 2008.

AHB is a national bank with assets of approximately $268 million as of June 30, 2008, offering consumer and commercial banking services through two branch offices in Mountville and Carlisle in central Pennsylvania, and has a significant mortgage banking operation. During the twelve months ended August 31, 2008, AHB originated approximately $1 billion in residential mortgage to qualified borrowers with good credit histories and complete documentation. Such residential mortgage loans are generally conventional conforming, jumbo, FHA and VA loans, as well as construction to permanent loans for homeowners. Both the Bank and AHB avoid funding sub-prime mortgages. Following the merger, the consumer and commercial banking services of AHB and its branch offices will be merged into the banking operations of the Bank, and the AHB mortgage banking operations will be run as a separate division of the Bank under the American Home Bank name.

The transaction, which is expected to close in the fourth quarter of 2008, is subject to shareholder approval by AHB shareholders,  regulatory approvals and other conditions as provided in the Merger Agreement. The Corporation has filed a Registration Statement on Form S-4 with the SEC in connection with this transaction to register the shares of common stock that will be issued at closing. This Registration Statement was declared effective on October 31, 2008. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

At September 30, 2008, the Corporation currently has one unexpired stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the nine months ended September 30, 2008, the Corporation granted 34,500 shares valued at $17.80 per share at the grant date. These shares, or a portion thereof, will vest on the third anniversary of the grant date subject to certain employment and company performance requirements. During the nine months ended September 30, 2007, the Corporation granted 22,900 shares valued at $21.05 per share at the grant date. One third of these shares vest on each of the first three anniversaries of the date of the grant. These restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events, as described more fully in our proxy statement. A summary of the Corporation’s unvested restricted shares is as follows:

(Dollars in thousands, except shares, and per share data)

	Shares	Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2008	21,400	$21.05	-
Granted	34,500	$17.80	-
Vested	7,138	$21.05	-
Forfeited	1,441	$18.85	-
Unvested at September 30, 2008	48,762	$18.78	$666.3

The Corporation recorded $132 thousand and $88 thousand of restricted stock expense for the nine months ended September 30, 2008 and 2007, respectively.

The Coporation also has one expired Stock Option Plan. Although the Corporation’s ability to issue stock options under the 1995 Stock Option Plan has expired, outstanding stock options remain in effect according to their terms. Aggregated information regarding the Corporation’s Stock Option Plan as of September 30, 2008 is presented below.

(Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	208,308	$15.00	-	$496
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(50,454)	16.65	-	-
Expired	-	-	-	-
Outstanding at September 30, 2008	157,854	$14.47	2.46	$96
Exercisable at September 30, 2008	157,854	$14.47	2.46	$96

There were no options granted during the nine months ended September 30, 2008. The total intrinsic value (market value on date of exercise less grant price) of options exercisable at September 30, 2008 is $96 thousand. As of January 1, 2007, there were no unvested options under the Corporation’s one stock option plan.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

4.	EARNINGS PER SHARE

Three Months ended September 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 807	5,188,562	$ 0.16
Effect of Dilutive Securities
Options to purchase common stock	-	9,225	-
Diluted earnings per share
Net income available to common stockholders	$ 807	5,197,787	$ 0.16

58,768 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Nine Months ended September 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 4,169	5,184,173	$ 0.80
Effect of Dilutive Securities
Options to purchase common stock	-	16,027	-
Diluted earnings per share
Net income available to common stockholders	$ 4,169	5,200,200	$ 0.80

62,665 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Three Months ended September 30, 2007

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 2,777	5,165,735	$ 0.54
Effect of Dilutive Securities
Options to purchase common stock	-	55,432	(.01)
Diluted earnings per share
Net income available to common stockholders	$ 2,777	5,221,167	$ 0.53

11,987 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Nine Months ended September 30, 2007

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$ 5,932	5,159,868	$ 1.15
Effect of Dilutive Securities
Options to purchase common stock	-	62,091	(.01)
Diluted earnings per share
Net income available to common stockholders	$ 5,932	5,221,959	$ 1.14

13,105 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

5.	COMPREHENSIVE INCOME

Components of comprehensive income are presented in the following chart:

Three Months Ended	Nine Months Ended
September 30,	September 30,

	2008	2007	2008	2007
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$ (1,519)	$ 956	$ (3,627)	$ (560)
Reclassification adjustment	(761)	-	(577)	2
Net unrealized gain (loss)	(2,280)	956	(4,204)	(558)
Other comprehensive income before taxes	(2,280)	956	(4,204)	(558)
Income tax benefit (expense)	775	(325)	1,429	190
Other comprehensive income (loss)	(1,505)	631	(2,775)	(368)
Net income	807	2,777	4,169	5,932
Total comprehensive income (loss)	$ (698)	$ 3,408	$ 1,394	$ 5,564

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the provisions of FSP FAS 157-3 in September 2008. FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1,“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128,Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions. The Corporation has not yet determined the impact, if any, that FSP EITF 03-6-1 will have on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162,“The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 157-2 did not have a material impact on our consolidated financial statements.

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

In November 2007, the SEC released Staff Accounting Bulletin SAB 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” This bulletin expresses the views of the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 109 is effective for fiscal years beginning after December 31, 2007. We adopted the provisions of SAB 109 on January 1, 2008. SAB 109 did not have a material impact on our consolidated financial statements.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

7.	FAIR MARKET VALUE

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Corporation used the following methods and significant assumptions to estimate fair value.

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

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” ("SFAS 114"). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below presents the balance of assets and liabilities at September 30, 2008 measured at fair value on a recurring basis:

Dollars in thousands
	Level 1	Level 2	Level 3	September 30, 2008 Total
Investment securities available for sale	$2,679	$99,533	$ -	$102,212

The table below presents the balance of assets and liabilities at September 30, 2008 measured at fair value on a nonrecurring basis:

Dollars in thousands
	Level 1	Level 2	Level 3	September 30, 2008 Total
Loans	$ -	$ -	$3,642	$3,642
OREO	$ -	$ -	$346	$346

8.	ASSET IMPAIRMENT

In the third quarter of 2008, the Corporation recorded an $850 thousand pre-tax other than temporary impairment loss on a $1 million Lehman Brothers Note held in the Bank’s investment portfolio. The loss is presented on the “Asset impairment line” of the Corporation’s Consolidated Statement of Income. The remaining $150 thousand is presented on the “Investment securities available for sale” line of the Corporation’s Consolidated Balance Sheet.

In the third quarter of 2008 the Corporation recorded a $417 thousand pretax loss on a $13.9 million overnight investment in the Reserve Primary Fund. The Reserve Primary Fund is a short term overnight money market fund designed to maintain a constant $1.00 per share value. The Bank typically uses this type of fund to invest excess overnight cash. During the third quarter of 2008, the fund’s value fell below $1.00 per share due to underlying Lehman Brothers commercial paper in the fund. The fund is currently in process of liquidation. The Bank wrote its $13.9 million investment down to $13.5 million. The Bank expects to fully recover the remaining $13.5 million. The remaining $13.5 million is presented on the “Federal funds sold and other overnight investments” line of the Corporation’s Consolidated Balance Sheet. The $417 thousand loss is presented on the “Asset impairment” line of the Corporation’s Consolidated Statement of Income.

9.	RECLASSIFICATIONS

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

In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “or anticipates” or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and that these risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation’s Management. Information about the primary risks and uncertainties that could cause the Corporation’s actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A of our 2007 Annual Report, as supplemented and updated by disclosures contained in Part II, Item 1A of this Report.

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

EARNINGS AND DIVIDEND SUMMARY

Net income for the three months ended September 30, 2008 was $807 thousand, a decrease of $1.97 million or 70.9% from $2.78 million for the same period in 2007. Net income for the nine month period ended September 30, 2008 was $4.17 million, a decrease of $1.76 million or 29.7% from $5.93 million for the same period in 2007. Diluted earnings per share for the three and nine month periods ended September 30, 2008 were $0.16 and $0.80, respectively, compared to $0.53 and $1.14 for the same periods in 2007. Cash dividends declared for the three and nine month periods ended September 30, 2008 were $0.140 and $0.420 per share compared to $0.135 and $0.4050 per share for the three and nine month periods ended September 30, 2007.

The results for the three and nine months ended September 30, 2008 were negatively impacted by certain events. In the third quarter of 2008, the Corporation recorded a $1.44 million pretax loss from the write-down of assets, including an $850 thousand non-cash pretax other than temporary impairment loss on a $1 million Lehman Brothers Note held in the Bank’s investment portfolio, a $417 thousand pretax loss on a $13.9 million investment in the Reserve Primary Fund, a short term overnight money market fund, and a $169 thousand non-cash pretax write-down of property held as OREO. The aggregate after tax impact of these losses in the third quarter of 2008 is $948 thousand. The impairment write-down of the Lehman Note and the loss on the Reserve Primary Fund are presented on the “Asset impairment” line of the income statement while the write-down of OREO is presented on the “gains (losses) on fixed assets and OREO” line of the income statement. In addition, during the second quarter of 2008, the Corporation deferred certain loan origination costs that should have been deferred previously under SFAS 91. This resulted in a $417 thousand pretax reduction of salary and employee benefits expense in the second quarter of 2008.

The Reserve Primary Fund mentioned above, is a short term overnight money market fund designed to maintain a constant $1.00 per share value. We typically use this type of fund to invest excess overnight cash and categorize this on the balance sheet as Federal funds sold and other overnight investments. During the third quarter of 2008, the fund’s value fell below $1.00 per share due to underlying Lehman Brothers commercial paper in the fund. Currently, the fund is in process of liquidation. The Bank wrote its $13.9 million investment down to $13.5 million. The Bank expects to fully recover the remaining $13.5 million.

The 2007 results include a $1.39 million gain on the sale of facilities in the third quarter of 2007 and $507 thousand of pretax gains and interest income recorded in the second quarter of 2007 from the sale of a $5.9 million loan that had been on non-accrual status. The after tax impact of these 2007 events is a $1.2 million gain.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SELECTED RATIOS	Three Months Ended	Nine Months Ended
September 30,	September 30,

	2008	2007	2008	2007
Return on Average Assets	0.32%	1.23%	0.57%	0.89%
Return on Average Equity	4.65%	17.18%	8.03%	12.38%
Dividend Payout Ratio	89.96%	25.08%	52.27%	35.20%
Book Value Per Share	$12.98	$12.83	$12.98	$12.83

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

THREE MONTHS ENDED SEPTEMBER 30,

2008	2007

(Dollars in thousands)
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$32,732	$200	2.43%	$50,956	$676	5.26%
Investment securities:
Taxable	95,261	1,157	4.83%	76,866	940	4.85%
Tax-exempt (1)	12,180	142	4.63%	13,540	157	4.60%
Total investment securities	107,441	1,299	4.81%	90,406	1,097	4.82%

Loans and leases: (2)
Taxable	780,095	12,190	6.22%	700,936	12,479	7.06%
Tax-exempt (1)	18,477	340	7.33%	15,307	256	6.62%
Total loans and leases	798,572	12,530	6.24%	716,243	12,735	7.05%

Total interest-earning assets	938,745	14,029	5.95%	857,605	14,508	6.71%
Non-interest-earning assets
Allowance for loan and lease losses	(8,507)			(8,053)
Cash and due from banks	22,003			26,736
Other assets	41,572			29,895

Total assets	$993,813			$906,183

LIABILITIES AND STOCKHOLDERS’
EQUITY
Savings, NOW, and money market
deposits	$405,983	$1,646	1.61%	$380,324	$2,462	2.57%
Certificates of deposit and other time	222,231	2,001	3.58%	241,300	2,876	4.73%
Total interest-bearing deposits	628,214	3,647	2.31%	621,624	5,338	3.41%
Subordinated debentures	15,465	209	5.38%	15,913	321	8.00%
Federal Home Loan Bank advances
and other borrowings	151,521	1,470	3.86%	74,094	731	3.92%
Total interest-bearing liabilities	795,200	5,326	2.66%	711,631	6,390	3.56%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	119,885			122,174
Other liabilities	9,325			7,702
Total liabilities	924,410			841,507
Stockholders’ equity	69,403			64,676
Total liabilities and stockholders’ equity	$993,813			$906,183

Net interest income		$8,703			$8,118
Net yield on interest-earning assets			3.69%			3.76%

(1)	The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34%

adjusted for the TEFRA Act 20% interest expense disallowance for 2008 and 2007.

(2)	Non-accruing loans are included in the average balance.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

NINE MONTHS ENDED SEPTEMBER 30,

2008	2007

(Dollars in thousands)
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$45,773	$1,068	3.12%	$48,452	$1,920	5.30%
Investment securities:
Taxable	97,234	3,515	4.83%	78,855	2,836	4.81%
Tax-exempt (1)	13,078	463	4.73%	11,336	376	4.43%
Total investment securities	110,312	3,978	4.82%	90,191	3,212	4.76%

Loans and leases: (2)
Taxable	754,518	36,143	6.40%	695,654	36,703(3)	7.05%
Tax-exempt (1)	18,983	1,029	7.24%	14,337	731	6.82%
Total loans and leases	773,501	37,172	6.42%	709,991	37,434	7.05%

Total interest-earning assets	929,586	42,218	6.07%	848,634	42,566	6.71%
Non-interest-earning assets
Allowance for loan and lease losses	(8,122)			(8,106)
Cash and due from banks	20,375			24,920
Other assets	38,797			27,679

Total assets	$980,636			$893,127

LIABILITIES AND STOCKHOLDERS’
EQUITY
Savings, NOW, and money market
deposits	$391,067	$5,287	1.81%	$367,937	$6,741	2.45%
Certificates of deposit and other time	226,362	6,812	4.02%	249,291	8,736	4.69%
Total interest-bearing deposits	617,429	12,099	2.62%	617,228	15,477	3.35%
Subordinated debentures	15,465	683	5.90%	15,654	1,155(4)	9.87%
Federal Home Loan Bank advances
and other borrowings	150,129	4,390	3.91%	67,363	1,950	3.87%
Total interest-bearing liabilities	783,023	17,172	2.93%	700,245	18,582	3.55%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	118,776			121,632
Other liabilities	9,577			7,368
Total liabilities	911,376			829,245
Stockholders’ equity	69,260			63,882
Total liabilities and stockholders’ equity	$980,636			$893,127

Net interest income		$25,046			$23,984
Net yield on interest-earning assets			3.60%			3.78%

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three month period ended September 30, 2008 was $8.7 million, an increase of 7.2% from $8.1 million for the same period in 2007. Net interest income on a tax equivalent basis for the nine month period ended September 30, 2008 was $25.0 million, an increase of 4.4% from $24.0 million for the same period in 2007.

The net yield on interest-earning assets, on a tax-equivalent basis, was 5.95% for the three month period ended September 30, 2008, compared to 6.71% for the same period in 2007, a decrease of 76 basis points (one basis point is equal to 1/100 of a percent). For the nine month period ended September 30, 2008, the net yield on interest earning assets decreased 64 basis points to 6.07% from 6.71% during the same period in 2007.

Average interest-earning assets increased approximately $81.1 million or 9.5% to $938.7 million for the three months ended September 30, 2008 from $857.6 million in the same period last year. Average interest-earning assets increased approximately $81.0 million or 9.5% for the nine months ended September 30, 2008 to $929.6 million from $848.6 million in the same period in 2007.

Average interest-bearing liabilities increased approximately $83.6 million or 11.7% to $795.2 million for the three months ended September 30, 2008, from $711.6 million for the same period in 2007. Average interest-bearing liabilities increased approximately $82.8 million or 11.8% to $783.0 million for the nine months ended September 30, 2008, from $700.2 million for the same period in 2007.

INTEREST INCOME

Interest income on Federal Funds sold and other overnight investments for the three and nine month periods ended September 30, 2008, decreased $475 thousand and $852 thousand to $200 thousand and $1.1 million, respectively, when compared to the same periods in 2007. The decrease in interest income on Federal Funds sold and other overnight investments for the three and nine month periods is primarily due to decreases in the rates earned on these balances as a result of Federal Reserve actions to reduce market interest rates. The rates earned on these balances decreased 283 basis points and 218 basis points for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The decrease in interest income on Federal Funds sold and other overnight investments for the three and nine months is also due to a decrease in the average balance of Federal Funds sold and other overnight investments.

On a tax equivalent basis, interest income on investment securities increased 18.4% or $202 thousand to $1.3 million for the three month period ended September 30, 2008 when compared to the same period in 2007. For the nine month period ended September 30, 2008, interest income on investment securities increased 23.8% or $766 thousand to $4.0 million from $3.2 million when compared to the same period in 2007. The increase for the three month period is due to an 18.8% or $17.0 million increase of the average balance of investment securities, combined with a 1 basis point decrease earned on these investments. The increase for the nine month period ended September 30, 2008 is the result of a 22.3% or $20.1 million increase of the average balance of investment securities combined with an increase of 6 basis points on the rate earned on these investments.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio decreased $205 thousand or 1.6% to $12.5 million for the three months ended September 30, 2008, compared to the same period in 2007. Interest income on loans decreased $262 thousand or 0.7% to $37.2 million for the nine months ended September 30, 2008, compared to the same period in 2007. The decrease for the three month period is primarily due to a decrease in the average yield earned on loan and lease balances. The average yield decreased 81 basis points for the three months ended September 30, 2008 to 6.24% from 7.05% in the same period in 2007. The decrease was partially offset by an $82.3 million or 11.5% increase in the average balance of loans and leases outstanding. Interest income for the nine months ended September 30, 2007 includes the recognition of $282 thousand of income related to the sale of a $5.9 million loan that had been on non-accrual status. Excluding this item, interest income for the nine months ended September 30, 2008 increased $20 thousand or 0.1% over the same period in 2007. This increase is primarily due to a $63.5 million or 8.9% increase in the average balance of loans and leases outstanding, partially offset by decreases in the average yield earned on loan portfolio from 7.05% in 2007 to 6.42% in 2008. The decreases in the average yield earned on the loan portfolio for the three and nine months ended September 30, 2008 as compared to the same period in 2007 are primarily the result of Federal Reserve actions to reduce market interest rates.

INTEREST EXPENSE

Interest expense on deposit accounts decreased $1.7 million or 31.7% to $3.6 million for the three months ended September 30, 2008 compared to the same period in 2007. Interest expense on deposit accounts decreased $3.4 million or 21.8% to $12.1 million for the nine months ended September 30, 2008 compared to the same period in 2007. The decrease for the three months ended September 30, 2008 was due to a 110 basis point decrease in the average interest rates paid on these deposits partially offset by a $6.6 million or 1.1% increase in average total interest-bearing deposits. The decrease for the nine months ended September 30, 2008 was due to a 73 basis point decrease in the average interest rates paid on these deposits combined with a $201 thousand increase in average total interest-bearing deposits. The decreases in the average interest rates paid on deposits is primarily the result of Federal Reserve actions to reduce market interest rates combined with the decrease in higher cost brokered CD balances. Deposit balances have been affected by the Bank’s decision to replace higher cost brokered CDs with lower cost FHLB borrowings beginning in the second half of 2007. Excluding the decrease in average brokered CD balances, average total interest-bearing deposit balances would have increased by $62.1 million and $58.2 million for the three and nine months ended, September 30, 2008, respectively, as compared to same periods in 2007.

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

Interest expense on subordinated debentures decreased $112 thousand to $209 thousand for the three month period ended September 30, 2008 from $321 thousand for the same period in 2007. Interest expense on subordinated debentures decreased $472 thousand to $683 thousand for the nine month period ended September 30, 2008 from $1.2 million when compared to the same period in 2007. The decreases for the three and nine month periods ended September 30, 2008 were primarily due to a decrease in the average interest rate paid on these debentures resulting from market interest rate decreases. Interest expense on subordinated debentures for the nine month period ended September 30, 2007 includes a $161 thousand charge to interest expense recorded in the second quarter of 2007. The charge was for accelerated amortization of issuance costs related to the July 2007 early redemption of $5.2 million of debentures that were issued by the First Chester County Corporation. The redemption of the debentures was coordinated with a new $5.2 million issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Interest expense on Federal Home Loan Bank (“FHLB”) and other borrowings increased by $739 thousand or 101.1% to $1.5 million for the three month period ended September 30, 2008 from $731 thousand for the same period in 2007. This increase for the three month period ended September 30, 2008 is due to a $77.4 million or 104.5% increase in the average balances of these funding sources partially offset by a 6 basis point decrease in the average interest rate paid on these borrowings. Interest expense on FHLB and other borrowings increased by $2.4 million or 125.2% to $4.4 million for the nine month period ended September 30, 2008 from $2.0 million for the same period in 2007. This increase for the nine month period ended September 30, 2008 is due to an $82.8 million or 122.9% increase in the average balances of these funding sources combined with a 4 basis point increase in the average interest rate paid on these borrowing. The increase in average FHLB borrowings in 2008 as compared to 2007 is partially due to the Bank's decision to replace higher cost brokered CDs with lower cost FHLB borrowings beginning in the second half of 2007.  FHLB borrowings have been an alternative to deposits to support loan growth.

PROVISION FOR LOAN AND LEASE LOSSES

During the three and nine month periods ended September 30, 2008, the Corporation recorded a $290 and a $950 thousand provision for loan and lease losses compared to $0 for the same periods in 2007. The increase in the provision for loan and lease losses was driven mainly by an increase in non-accrual loans and loan growth combined with the effects of a slowing economy. The percentage of non-accrual loans to gross loans was .38% at September 30, 2008 as compared to .16% at December 31, 2007 and .14% at September 30, 2007. The allowance for loan and lease losses as a percentage of loans at September 30, 2008 was 1.07% compared to 1.05% at December 31, 2007 and 1.12% at September 30, 2007. Net charge-offs were $190 thousand for the nine months ended September 30, 2008 as compared to $213 thousand in the same period in 2007.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Three Months	Nine Months
Ended	Ended
September 30,	September 30,
	2008	2007	2008	2007

Balance at beginning of period	$ 8,433	$ 8,059	$ 7,817	$ 8,186

Provision charged to operating expense	290	-	950	-

Recoveries of loans previously charged-off	36	30	233	111
Loans charged-off	(147)	(84)	(423)	(324)
Net loan (charge-offs) recoveries	(111)	(54)	(190)	(213)

Allowance other adjustment (1)	24	36	60	68

Balance at end of period	$ 8,637	$ 8,041	$ 8,637	$ 8,041

Period-end loans outstanding	$808,931	$719,530	$808,931	$719,530
Average loans outstanding	$798,572	$716,243	$773,501	$709,991

Allowance for loan and lease losses as a
percentage of period-end loans outstanding	1.07%	1.12%	1.07%	1.12%
Net charge-offs (recoveries) to average loans outstanding	0.01%	0.01%	0.02%	0.03%

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

The Corporation held one commercial property classified as other real estate owned (“OREO”) at September 30, 2008. The corporation held no OREO properties as of September 30, 2007, and no OREO properties at December 31, 2007. OREO represents real estate owned by the Bank following default by the borrowers. OREO is recorded at the lower of the loan carrying value or fair market value. Fair market value is based primarily upon independent market prices or professional appraisals. In the third quarter of 2008, the Bank wrote the value of the property held in OREO to market value based upon such factors. This resulted in $169 thousand charge to the “Gains (losses) on fixed assets and OREO” line of the income statement. OREO reduces the Corporation’s earnings because interest income is not earned on such assets.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following chart represents detailed information regarding non-performing loans and leases and OREO:

(Dollars in thousands)	September 30,	December 31,
	2008		2007	2007

Past due over 90 days and still accruing	$ 209		$ 207	$ 142
Non-accrual loans and leases (1)	3,057	(2)	986	1,194
Total non-performing loans and leases	3,266		1,193	1,336

Other real estate owned	346		-	-
			-	-
Total non-performing assets	$ 3,612		$ 1,193	$ 1,336

Non-performing loans and leases as a
percentage of total loans and leases	0.40%		0.17%	0.18%

Allowance for loan and lease losses as a
percentage of non-performing loans and leases	264.43%		674.06%	585.10%

Non-performing assets as a percentage of
total loans and other real estate owned	.45%		0.17%	0.18%

Allowance for loan and lease losses as a
percentage of non-performing assets	239.12%		674.06%	585.10%

(1)

Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

(2)   The $3.1 million non-accrual loan and lease balance shown in the table is different from the $3.6 million impaired loan balance discussed below due to $500 thousand performing loan that was categorized as inpaired at September 30, 2008.

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

FASB 114 “Accounting by Creditors for Impairment of Loans” requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $3.6 million, $1.2 million, and $986 thousand at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The associated allowance for impaired loans was $233 thousand, $72 thousand, and $64 thousand at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the three and nine month periods ended September 30, 2008, activity in the allowance for impaired loan losses includes a provision of $184 and $213 thousand, respectively, and charge-offs of $0 and $6, respectively. There were no recoveries for the three and nine month periods ended September 30, 2008. Contractual interest amounted to $42 thousand and $98 thousand for the three and nine months ended September 30, 2008, respectively. Total cash collected on impaired loans for the three and nine month periods ended September 30, 2008 was $262 thousand and $354 thousand all of which was applied to principal. Loans returned to performing for the three and nine month periods ended September 30, 2008 was $140 thousand and $160 thousand.

NON-INTEREST INCOME

Total non-interest income decreased 65.9% or $2.6 million to $1.3 million for the three months ended September 30, 2008, when compared to the same period in 2007. Total non-interest income decreased 23.4% or $2.1 million to $7.0 million for the nine month period ended September 30, 2008, when compared to the same period in 2007. The various components of non-interest income are discussed below.

Asset impairment for the three and nine months ended September 30, 2008 consists of a $1.3 million loss from the write down of two assets. The first, an $850 thousand pre-tax other than temporary impairment loss on a $1 million Lehman Brothers Note held in the Bank’s investment portfolio. The remaining $150 thousand is presented on the “Investment securities available for sale” line of the Corporation’s Consolidated Balance Sheet. The second was a $417 pretax loss on a $13.9 million investment in the Reserve Primary Fund. The Reserve Primary Fund is a short term overnight money market fund designed to maintain a constant $1.00 per share value. The Bank typically uses this type of fund to invest excess overnight cash. During the third quarter of 2008, the fund’s value fell below $1.00 per share due to underlying Lehman Brothers commercial paper in the fund. The fund is currently in process of liquidation. The Bank wrote its $13.9 million investment down to $13.5 million. The Bank expects to fully recover the remaining $13.5 million. The remaining $13.5 million is presented on the “Federal funds sold and other overnight investments” line of the Corporation’s Consolidated Balance Sheet.

Wealth management and advisory services revenue, increased $7 thousand or .7% to $994 thousand for the three month period ended September 30, 2008 from $987 thousand during the same period in 2007. Wealth management and advisory services revenue increased $36 thousand or 1.2% to $3.1 million for the nine month period ended September 30, 2008 from $3.0 million during the same period in 2007. Wealth management and advisory services revenue includes fee income from both the Wealth Management division of the Bank and the First National Financial Advisory Services subsidiary of the Bank. In the aggregate, wealth management and advisory services revenue consists primarily of fee income from services such as trust and portfolio management, estate management, insurance, full-service brokerage, financial planning and mutual fund services. Wealth management and advisory services revenue is based partially on the market value of assets under management. The market value of assets under management at September 30, 2008 was $542.1 million compared to $594.9 million at September 30, 2007.

Service charges on deposit accounts increased $62 thousand or 10.4% to $657 thousand for the three month period ended September 30, 2008 compared to $595 thousand for the same period in 2007. For the nine month period ended September 30, 2008, service charges on deposit accounts increased $150 thousand or 8.8% to $1.9 million compared to $1.7 million for the same period in 2007. The increase in service charges is primarily due to an increase in charges on retail and commercial demand deposit accounts.

The Corporation recognized a net gain of $89 thousand on sales of investment securities during the three month period ended September 30, 2008 compared with $0 during the same period in 2007. The Corporation recognized a net gain of $273 thousand on sales of investment securities during the nine month period ended September 30, 2008 compared with a net gain of $2 thousand during the same period in 2007. These net gains and losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with one customer. The income on these leases is classified as “Rental Income”. Rental Income on operating lease agreements increased $2 thousand or 0.5% to $328 thousand for the three months ended September 30, 2008 as compared to the same period in 2007. Rental Income on operating lease agreements increased $18 thousand or 1.9% to $967 thousand for the for the nine months ended September 30, 2008 as compared to the same period in 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Gains (losses) on fixed assets and OREO were losses of $123 thousand and $33 thousand for the three and nine month periods ended September 30, 2008 as compared to gains of $1.4 and $1.4 million for the same periods in 2007. The primary component of the losses for the three and nine month periods in 2008 was the $169 thousand write-down of property held as OREO that was discussed above. Partially offsetting these losses were gains recorded in 2008 from the amortization of a deferred gain attributable to the sale-leaseback of facilities that occurred in the third quarter 2007. The gains recorded in 2007 are due to the $1.4 million of initial gain recorded in the third quarter of 2007 related to the sale lease-back transaction.

The nine month period ended September 30, 2007 includes a $225 thousand gain recorded in the second quarter of 2007 related to the sale of the $5.9 million loan as previously mentioned. Excluding this item, gains and fees on the sale of loans decreased $115 thousand or 36.9% for the nine months ended September 30, 2008 and decreased $85 thousand or 72.0% for the three months ended September 30, 2008 compared to the same periods in 2007. These decreases are mainly due to lower volume of originations and sales of residential mortgages during 2008 as compared to the same periods in 2007.

Bank-owned life insurance (“BOLI”) income relates to a $10 million policy purchased in February 2008. BOLI involves the purchase of a life insurance policy on a group of employees. The Bank is the owner and beneficiary of the policy. The BOLI investment is carried on the balance sheet at the cash surrender value of the underlying policies. Income or loss resulting from increases or decreases in the cash surrender value of the properties is recorded on the income statement. BOLI gains for the three and nine month periods ended September 30, 2008 were $46 thousand and $203 thousand, respectively.

Other non-interest income increased $82 thousand or 16.8% to $570 thousand for the three months ended September 30, 2008 compared to same period in 2007. Other non-interest income increased $212 thousand or 14.3% to $1.7 million for the nine months ended September 30, 2008 compared to same period in 2007. The increases in other non-interest income were primarily due to increases in lease referral fees and electronic banking fees. Other non-interest income also includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, loan fee income, miscellaneous loan income, rental income and other miscellaneous income.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

NON-INTEREST EXPENSE

Total non-interest expense increased $558 thousand or 6.9% to $8.6 million for the three months ended September 30, 2008, when compared to the same period in 2007. Total non-interest expense increased $579 thousand or 2.4% to $25.1 million for the nine months ended September 30, 2008, when compared to the same period in 2007. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased $92 thousand or 1.9% for the three months ended September 30, 2008 compared to the same period in 2007. This is primarily due to an overall increase in salaries as well as an increase in severance costs. These increases were partially offset by a decrease in employee bonus expense. Salaries and employee benefits expense for the nine month periods ended September 30, 2008 includes a $417 thousand reduction of salary and benefits expense associated with loan origination costs not previously deferred in prior periods. Excluding the $417 thousand item, salaries and employee benefits decreased $86 thousand or .6% for the nine month period ended September 30, 2008 compared to the same period in 2007. This decrease is primarily due to a decrease in employee bonus expense partially offset by an increase in salaries and severance costs.

Net occupancy, equipment and data processing expense increased $191 thousand or 15.4% to $1.4 million during the three months ended September 30, 2008 when compared to the same period in 2007. Net occupancy, equipment and data processing expense increased $466 thousand or 12.0% to $4.3 million during the nine months ended September 30, 2008 when compared to the same period in 2007. The increase was mainly due to the addition of the Longwood and Downingtown branches in the first quarter of 2008.

Depreciation on operating leases increased $4 thousand or 1.4% to $273 thousand for the three months ended September 30, 2008 when compared to the same period in 2007. Depreciation on operating leases increased $10 thousand or 1.3% to $799 thousand for the nine months ended September 30, 2008 when compared to the same period in 2007. This depreciation expense is the result of operating lease agreements the Corporation has with one customer. The income associated with these operating leases is classified as Rental Income.

Expenses for professional services increased $20 thousand or 4.7% to $449 thousand for the three months ended September 30, 2008 when compared to the same period in 2007. Professional services expense decreased $57 thousand or 4.0% to $1.4 million for the nine months ended September 30, 2008 when compared to the same period in 2007. The decrease in professional fees for the nine month period is primarily due to a reduction in legal fees related to the fact that the Corporation incurred additional costs in the first quarter of 2007 from compliance with new SEC executive compensation reporting requirements. These costs were not incurred in 2008.

Marketing expense decreased $7 thousand or 4.0% for the three months ended September 30, 2008 and decreased $3 thousand or .5% for the nine months ended September 30, 2008 as compared to the same periods in 2007.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Total other non-interest expense increased $211 thousand or 20.3% to $1.3 million for the three-month period ended September 30, 2008 compared to the same periods in 2007. Total other non-interest expense increased $555 thousand or 19.3% to $3.4 million for the nine months ended September 30, 2008 when compared to the same period in 2007. Other non-interest expense includes annual meeting and reports, trust processing, postage, directors’ costs, telephone, travel and entertainment and operating supplies. The increase in other non-interest expense for the three and nine month periods ended September 30, 2008 is partially due to an increase in FDIC insurance premiums in 2008 as compared to 2007. FDIC insurance premium expense was $136 thousand and $347 thousand for the three and nine month periods ended September 30, 2008, as compared to $21 thousand and $64 thousand for the same periods in 2007. The increase reflects the impact of 2006 legislation that increased FDIC premiums for all commercial banks. This legislation provided an assessment credit for each insured bank. The Bank’s assessment credit offset a larger portion of the insurance premium expense in 2007 than in 2008 and was fully utilized in the first quarter of 2008. The increased premium does not indicate any change in the FDIC risk assessment for the Bank. The increase in other non-interest expense for the nine month period ended September 30, 2008 is also due to a $109 thousand charge taken in the first quarter of 2008 from the write-off of miscellaneous other assets.

INCOME TAXES

Income tax expense for the three and nine month periods ended September 30, 2008 was $148 thousand and $1.3 million, compared to $1.0 million and $2.3 million for the same periods in 2007. This represents an effective tax rate of 15.5% and 24.2% for the three and nine month periods ended September 30, 2008 compared with 27.1% and 27.8% for the same periods in 2007. The decreases in income tax expense for the three and nine month periods are mainly due to increases in permanent differences as a relative percentage of pretax income. Permanent differences include non-taxable income such as tax-exempt interest on municipal securities and loans as well as BOLI income.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2008	December 31, 2007
	Average	Effective	Average	Effective
DEPOSIT TYPE	Balance	Yield	Balance	Yield
NOW Accounts	$ 181,581	1.69%	$ 159,572	2.30%
Money Market	115,690	2.60%	97,726	4.19%
Statement Savings	40,360	0.71%	43,270	0.79%
Other Savings	2,939	1.52%	1,514	1.52%
Tiered Savings	50,497	1.31%	64,485	1.45%
Total NOW, Savings, Money Mkt	391,067	1.81%	366,567	2.47%

CDs Less than $100,000	153,970	3.99%	192,236	4.72%
CDs Greater than $100,000	72,392	4.08%	52,342	4.58%
Total CDs	226,362	4.02%	244,578	4.69%

Total Interest Bearing Deposits	617,429		611,145

Non-Interest Bearing
Demand Deposits	118,776		121,000

Total Deposits	$ 736,205		$ 732,145

The Bank, as a member of FHLB, maintains several credit facilities. During the three and nine month periods ended September 30, 2008, average FHLB advances were $151.5 million and $150.1 million, respectively, and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.9% and 3.9%, respectively. The Bank currently has a maximum borrowing capacity with FHLB of approximately $230.9 million. FHLB advances are collateralized by a pledge on the Bank’s portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank’s FHLB stock.

From time to time, the Bank may take advantage of alternative sources of overnight borrowings from the Federal Reserve or correspondent banks. The Bank pledges certain loans as collateral for these lines of credit. At September 30, 2008 and 2007 the amounts of these types of advances outstanding were $0.

To supplement the Corporation’s sources of liquidity, the Corporation uses alternative funding sources such as brokered deposits and bringing off-balance sheet “swept” funds onto the balance sheet as deposits. Management has set limits for these funding sources and will manage the impact that such sources may have on liquidity and interest rate sensitivity.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to re-pricing in a future time period. The Corporation’s net interest rate sensitivity gap within one year is a negative $312.6 million or 31.2% of total assets at September 30, 2008 compared with a negative $168.2 million or 18.4% of total assets at December 31, 2007. The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee (“ALCO”) policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operationswith the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of September 30, 2008:

		Two	Over
(Dollars in thousands)	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
ASSETS
Federal funds sold and	$ 14,581	$ -	$ -	$ -	$ 14,581
overnight investments
Investment securities	21,353	57,155	23,704	-	102,212
Interest bearing deposits in banks	207	-	-	-	207
Net loans and leases	317,955	366,514	124,462	(8,637)	800,294
Cash and due from banks	-	-	-	43,210	43,210
Premises and equipment	-	-	-	19,346	19,346
Other assets	-	-	-	22,346	22,346
Total assets	$ 354,096	$ 423,669	$ 148,166	$ 76,265	$ 1,002,196

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$ -	$ -	$ -	$ 129,125	$ 129,125
Interest bearing deposits	606,920	21,477	3,997	-	632,394
FHLB advances and other borrowings	44,322	101,838	2,425	-	148,585
Junior subordinated debentures	15,465	-	-	-	15,465
Other liabilities	-	-	9,274	-	9,274
Capital	-	-	-	67,353	67,353
Total liabilities & capital	$ 666,707	$ 123,315	$ 15,696	$ 196,478	$ 1,002,196
Net interest rate
sensitivity gap	$(312,611)	$ 300,354	$ 132,470	$(120,213)
Cumulative interest rate
sensitivity gap	$(312,611)	$ (12,257)	$ 120,213	$ -
Cumulative interest rate
sensitivity gap divided
by total assets	(31.2%)	(1.2%)	12.0%

The United States Treasury Department is making a voluntary capital investment program available to qualifying United States financial institutions and bank holding companies. The program, referred to as the "Capital Purchase Program," is intended to provide additional capital to institutions engaged in financial activities and to increase the flow of financing to businesses and consumers and support the US economy. All US domiciled financial institutions and bank holding companies may participate in the Program, regardless of whether they are well-capitalized or not. The full terms of the Program have not been finalized, but the general terms that have been announced would permit FCCC to apply for a maximum subscription amount of approximately $25 million in the form of Senior Preferred Stock, bearing a cumulative dividend of 5% per annum for the first five years, resetting to 9% per annum after year five. According to the proposed term sheet, the Treasury Department would also receive warrants to purchase FCCC Common Stock with an aggregate market price equal to 15% of the Senior Preferred Stock investment. The exercise price on the warrants would be the market price on FCCC's Common Stock at the time the investment closes, calculated on a 20-trading day trailing average. FCCC is evaluating whether to participate in the program and, if so, to what extent it would seek to do so.

 If FCCC decides to make an application to participate in the Program, the amount of the US Treasury Department's actual investment would not be known until such time as the Treasury Department receives and considers the applications from all such eligible institutions. If FCCC participates in the Program, it will be required to adopt the Treasury Department's standards for executive compensation and corporate governance, for the period during which the Treasury Department holds equity issued under the Program.

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

PROPOSED ACQUISITION

On September 18, 2008, the Corporation and the Bank entered into an Agreement and Plan of Merger with American Home Bank, National Association (“AHB”) pursuant to which all of the outstanding shares of AHB will be exchanged for and converted to cash and shares of the Corporation, and AHB will be merged with and into the Bank, a wholly-owned subsidiary of the Corporation. Under the terms of the Merger Agreement, AHB shareholders may elect to receive either 0.7000 shares of common stock of the Corporation or cash equal to $11.00 per share of AHB common stock, in each case, subject to adjustment in certain circumstances. Shareholder elections are subject to allocation procedures, which are intended to ensure that approximately 90% of the consideration to be paid by the Corporation will be in the form of common stock and approximately 10% of the consideration will be in cash, assuming no reduction to the purchase price. The total value of the merger consideration is approximately $18.2 million based on the Corporation’s closing price of $15.25 per share on September 18, 2008. The cash portion of the purchase price will be paid out of the Corporation's current operations and without third party financing.

AHB is a national bank with assets of approximately $268 million as of June 30, 2008, offering consumer and commercial banking services through two branch offices in Mountville and Carlisle in central Pennsylvania, and has a significant mortgage banking operation. During the twelve months ended August 31, 2008, AHB originated approximately $1 billion in residential mortgage loans to qualified borrowers with good credit histories and complete documentation. Such residential mortgage loans are generally conventional conforming, jumbo, FHA and VA loans, as well as construction to permanent loans for homeowners. Both the Bank and AHB avoid funding sub-prime mortgages. Following the merger, the consumer and commercial banking services of AHB and its branch offices will be merged into the banking operations of the Bank, and the AHB mortgage banking operations will be run as a separate division of the Bank under the American Home Bank name.

The transaction, which is expected to close in the fourth quarter of 2008, is subject to shareholder approval by AHB shareholders, customary regulatory approvals and other customary conditions provided for in the Merger Agreement. The Corporation has filed a Registration Statement on Form S-4 with the SEC in connection with this transaction to register the shares of common stock that will be issued at closing. This Registration Statement was declared effective on October 31, 2008. No assurance can be given that all required approvals will be obtained, that all other closing conditions will be satisfied or waived, or that the transaction will in fact be consummated.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Corporation is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At September 30, 2008, both the Corporation’s and the Bank’s capital exceeded all minimum regulatory requirements, and the Bank was considered “well capitalized” as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

As of September 30,	As of December 31,	”Well Capitalized”
	2008	2007	2007	Requirements
Corporation
Leverage Ratio	8.66%	9.13%	9.22%	N/A
Tier I Capital Ratio	10.04%	10.84%	10.84%	N/A
Total Risk-Based Capital Ratio	11.10%	11.95%	11.92%	N/A
Bank
Leverage Ratio	8.03%	8.47%	8.58%	5.00%
Tier I Capital Ratio	9.31%	10.06%	10.08%	6.00%
Total Risk-Based Capital Ratio	10.38%	11.19%	11.18%	10.00%

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

Management’s Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, as of September 30, 2008, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers, regularly assesses the adequacy of the Corporation’s internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. During the third quarter of 2008, there were no such changes.

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

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our 2007 Annual Report, as supplemented and updated below.

The following risk factor relating to our business has been updated since we filed our 2007 Annual Report:

Adverse changes in the economic conditions in our market area could materially and negatively affect our business.

Substantially all of our business is with consumers and small to mid-sized companies located within Chester and Delaware Counties, Pennsylvania. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond its control. A deterioration in economic conditions, whether caused by national, regional or local concerns, including an economic slowdown in southeastern Pennsylvania, could result in the following consequences, any of which could materially harm our business and operating results:

• customer’s credit quality may deteriorate;

• loan delinquencies and losses may increase;

• problem assets and foreclosures may increase;

• fluctuations in the value of, or impairment losses with respect to, investment securities;

• need to increase our allowance for loan and lease losses, thus reducing net income;

• more non-accrual loans may reduce net income;

• demand for our products and services may decrease;

• competition for low cost or non-interest bearing deposits may increase; and

• collateral securing loans may decline in value.

The risk factors set forth below, relating to the pending merger with, and the business of, American Home Bank (“AHB”), have been added since we filed our 2007 Annual Report.

As described below and in our Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on October 30, 2008 (the “Form S-4”), the merger must be approved by multiple governmental agencies and by the shareholders of AHB and is subject to satisfaction or waiver of various conditions. Thus, there can be no assurance that the merger will be completed.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

Risk Factors Related to the Merger

The merger must be approved by multiple governmental agencies that may impose conditions that could delay closing, reduce the merger consideration or burden the future operations of AHB and FCCC after completion of the merger.

Neither American Home Bank nor First Chester County is obligated to complete the merger if various regulatory approvals are not obtained. Before the merger may be completed, approvals or consents must be obtained from the Federal Reserve Board, the Office of the Comptroller of Currency and the Pennsylvania Department of Banking. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger agreement. Although First Chester County and American Home Bank do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be. If any conditions or changes are imposed on the parties by these governmental authorities, this could have the effect of delaying completion of the merger or imposing additional costs on the parties which may result in an adjustment to the amount of cash and stock paid for shares of American Home Bank in the merger.

The merger must be approved by multiple governmental agencies that may impose conditions that could delay closing, reduce the merger consideration or burden the future operations of AHB and FCCC after completion of the merger.

Neither American Home Bank nor First Chester County is obligated to complete the merger if various regulatory approvals are not obtained. Before the merger may be completed, approvals or consents must be obtained from the Federal Reserve Board, the Office of the Comptroller of Currency and the Pennsylvania Department of Banking. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger agreement. Although First Chester County and American Home Bank do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be. If any conditions or changes are imposed on the parties by these governmental authorities, this could have the effect of delaying completion of the merger or imposing additional costs on the parties which may result in an adjustment to the amount of cash and stock paid for shares of American Home Bank in the merger.

First Chester County may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on First Chester County’s ability to realize the anticipated benefits and cost savings from combining the businesses of First Chester County and American Home Bank. However, to realize these anticipated benefits and cost savings, First Chester County must successfully combine the businesses of First Chester County and American Home Bank. If First Chester County is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

Combining American Home Bank into First Chester County may be more difficult, costly or time-consuming than expected.

First Chester County and American Home Bank have operated, and, until the completion of the consolidation, will continue to operate, independently. The integration process could result in the loss of key employees, the disruption of each company’s ongoing business, inconsistencies in standards, controls, procedures and policies that adversely affect either company’s ability to maintain relationships with clients and employees or achieve the anticipated benefits of the consolidation. As with any consolidation of financial institutions, there also may be disruptions that cause First Chester County and American Home Bank to lose customers or cause customers to withdraw their deposits from American Home Bank or First National Bank, or other unintended consequences that could have a material adverse effect on First Chester County’s results of operations or financial condition.

Due to accounting rule changes, failure to complete the merger by December 31, 2008 will result in additional charges for First Chester County in 2009.

On December 4, 2007, the Financial Accounting Standards Board issued a revised version of Financial Accounting Standard No. 141 (“FAS 141(R)”), which addresses accounting for business combinations. Prior to the effective date of FAS 141(R), the costs of an acquisition—such as legal, consulting, banking and other professional fees related to an acquisition—have been and will be capitalized as part of the purchase price of the transaction. After December 31, 2008, when FAS 141(R) will become effective for First Chester County, transaction-related costs of an acquisition must be expensed during the period in which they are incurred. Accordingly, if the merger is not completed until after December 31, 2008, transaction related costs will be expensed, and First Chester County’s earnings will be reduced accordingly.

The issuance of First Chester County common stock in connection with the merger could decrease the market price of First Chester County common stock.

First Chester County will issue up to 1,055,625 shares of First Chester County common stock, or approximately 16.9% of the number of outstanding shares of First Chester County common stock taking into account such issuance, to American Home Bank shareholders in the merger. The issuance of these additional shares of First Chester County common stock may result in a reduction in the price per share of First Chester County common stock.

Risk Factors Related to American Home Bank’s Business

Following consummation of the merger, First National Bank will establish a division comprised of American Home Bank’s current mortgage-banking operation. American Home Bank’s business is subject to substantially all of the risk factors set forth for First Chester County in its 2007 Annual Report, as updated above. Consequently, the following risk factors related to American Home Bank’s business should be read in conjunction with the First Chester County risk factors. The following risk factors relate solely to American Home Bank’s current business which will become a division of First National Bank following consummation of the merger.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected American Home Bank and may adversely affect the American Home Bank division of First Chester County following the merger.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that American Home Bank holds, mortgage loan originations and profits on sale of mortgage loans, or adversely affecting American Home Bank’s customers’ ability to repay their loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies, greater charge-offs, and increased demands for repurchases, indemnification claims or litigation in future periods, which could adversely affect American Home Bank’s financial condition or results of operations.

American Home Bank could be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm liquidity, results of operations and financial condition.

When American Home Bank sells mortgage loans, whether as whole loans or pursuant to a securitization, American Home Bank is required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. American Home Bank’s whole loan sale agreements require American Home Bank to repurchase or substitute mortgage loans in the event American Home Bank breaches any of these representations or warranties. In addition, American Home Bank may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, American Home Bank is required to repurchase or substitute mortgage loans if American Home Bank breaches a representation or warranty in connection with its securitizations. The remedies available to American Home Bank against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against American Home Bank, and American Home Bank faces the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to American Home Bank. Therefore, if a purchaser enforces its remedies, American Home Bank may not be able to recover its losses from the originating broker or correspondent. If repurchase and indemnity demands increase, American Home Bank’s liquidity, results of operations and financial condition will be adversely affected.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

American Home Bank’s dependence on certain relationships, such as with Freddie Mac, could adversely affect American Home Bank’s business.

The secondary mortgage markets are currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. In addition, American Home Bank has a substantial relationship with Freddie Mac, including loan sales that are material to American Home Bank’s business. A significant portion of the conventional loans that American Home Bank originates or purchases qualify for inclusion in guaranteed mortgage securities backed by Freddie Mac. A substantial reduction in the volume of loans that Freddie Mac agrees to purchase or the loss of other material financial benefits American Home Bank receives from Freddie Mac could have a material adverse effect on American Home Bank’s results of operation and financial condition. As a government-sponsored enterprise, Freddie Mac is subject to extensive regulation and oversight by governmental agencies. On September 7, 2008, Freddie Mac was placed under the conservatorship of the Federal Housing Finance Agency, Freddie Mac’s principal regulator. Substantial changes in Freddie Mac’s business and operations are anticipated to occur as a result of such event. This event, together with changes in regulations or the occurrence of other events that adversely impact the business, operations or prospects of Freddie Mac could have a material adverse effect on American Home Bank’s business, operations or prospects.

The scope of American Home Bank’s residential mortgage loan production exposes it to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels in the United States.

Because American Home Bank is authorized to originate, purchase and service mortgage loans in all 50 states, it must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, in addition to an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties in the United States have begun to enact laws that restrict certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are different, complex and, in some cases, in direct conflict with each other or contain vague standards or requirements, which make compliance efforts challenging.

American Home Bank’s failure to comply with these laws can lead to:

• civil and criminal liability:

• loss of licenses and approvals;

• damage to its reputation in the industry;

• inability to sell or securitize its loans, or otherwise raise capital;

• demands for indemnification or loan repurchases from purchasers of its loans;

• fines and penalties and litigation, including class action lawsuits;

• administrative enforcement actions;

• additional regulatory burdens, restrictions, or other changes to American Home Bank’s business model;

• claims that an allegedly non-compliant loan is rescindable or unenforceable; and

• damage to the reputation of American Home Bank or the American Home Bank division of First National Bank, any of which could have a material adverse effect on American Home Bank’s business, operations or prospects.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

American Home Bank relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of American Home Bank’s business infrastructure, such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect American Home Bank’s ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect American Home Bank’s business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. American Home Bank may not be insured against all types of losses as a result of third party failures and American Home Bank’s insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in American Home Bank’s business infrastructure could interrupt the operations or increase the costs of doing business.

Significant legal actions could subject American Home Bank to substantial liabilities or litigation costs.

American Home Bank is currently involved in various claims and legal actions related to its operations. In general, such matters are believed to be ordinary routine litigation incidental to the conduct of business. Nonetheless, the costs to pursue and defend these legal matters may be significant, and if the claims were determined against American Home Bank, could adversely affect the results of operations, financial condition, reputation and prospects of American Home Bank or the American Home Bank division of First National Bank.

The use of correspondents, brokers and other third parties to originate loans outside of its market area subjects American Home Bank to certain risks.

American Home Bank utilizes mortgage correspondents and brokers to originate mortgage loans, including construction/permanent loans, beyond its local market area. This use of correspondents and brokers may increase the risk of fraudulent representations of a borrower’s creditworthiness. American Home Bank utilizes independent licensed appraisers and inspectors to appraise and inspect properties and work progress on construction/permanent loans, but American Home Bank employees may not be present in many of these markets. Thus, American Home Bank relies on the professional opinions and photographic evidence provided by appraisers and inspectors to authorize periodic advances in accordance with applicable loan documents. This reliance may increase the risk of errors or fraud regarding the approval of loans and the making of loan advances.

American Home Bank faces prepayment risk from loans sold for which servicing is retained.

Mortgage loans sold, for which servicing is retained, are subject to prepayment risk. Statement of Financial Accounting Standards No. 156 requires capitalization of the fair value of originated mortgage servicing rights. If mortgages are repaid faster than the estimated rate used in capitalizing the mortgage servicing rights, the fair value of the mortgage servicing rights would decrease and be reflected as a charge against earnings. American Home Bank’s focus on residential mortgage lending could cause the risk of loss from mortgage prepayments to be material.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

American Home Bank’s profitability has not been consistent.

American Home Bank was formed in 2001. Since that time, American Home Bank has not achieved a record of consistent profitability. There is no assurance that following the merger the American Home Bank division of First Chester County will achieve profitability in the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2008	--	--	--	$10,000,000
August 1 to August 31, 2008	--	--	--	$10,000,000
September 1 to September 30, 2008	--	--	--	$10,000,000
Total	--	--	--	$10,000,000

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

2.1 Agreement and Plan of Merger, dated as of September 18, 2008, by and among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association, is incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008.

3(i).    Corporation’s Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3 (i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

3(ii).  Corporation’s Bylaws, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.1 Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and James M. Deitch, is incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008. (CP)

10.2 Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and Anna Ruth Smith, is incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008. (CP)

10.3 Support Agreement, dated September 18, 2008, by and between First Chester County Corporation and Franklin Financial Services Corporation, is incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008.

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

FIRST CHESTER COUNTY CORPORATION

November 10, 2008	__/s/ John A. Featherman______________________
John A. Featherman, III
Chief Executive Officer

November 10, 2008	__/s/ John E. Balzarini______________________
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

2.1 Agreement and Plan of Merger, dated as of September 18, 2008, by and among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association, is incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008.

3(i). Corporation’s Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3 (i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

3(ii). Corporation’s Bylaws, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.1 Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and James M. Deitch, is incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008. (CP)

10.2 Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and Anna Ruth Smith, is incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008. (CP)

10.3 Support Agreement, dated September 18, 2008, by and between First Chester County Corporation and Franklin Financial Services Corporation, is incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed on September 19, 2008.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of President *
31.3	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 906 Certification of the Chief Executive Officer*
32.2	Section 906 Certification of the President*
32.3	Section 906 Certification of the Chief Financial Officer*