Form 10-K
period 2008-12-31
FIRST CHESTER COUNTY CORP
filed 2009-03-16
CIK 744126

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-12870

FIRST CHESTER COUNTY CORPORATION
(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2288763 (I.R.S. Employer Identification No.)

9 North High Street, West Chester, Pennsylvania    19380
(Address of principal executive offices)

(484) 881-4000
Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

          Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, par value $1.00 per share

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $70,066,785.

          The number of shares outstanding of Common Stock of the Registrant as of March 16, 2009, was 6,241,934.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's year end at December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

i

PART I

Item 1.    Business.

        First Chester County Corporation (the "Corporation") may, from time to time, make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Report on Form 10-K), its reports to shareholders and in other communications by the Corporation. These statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from the Corporation's historic results. The risks and uncertainties described in this Report, among others, could cause the Corporation's actual future results to differ materially from those described in forward-looking statements made in this Report, or presented elsewhere by Management from time to time, or from the Corporation's historic results. The most significant of these risks and uncertainties are discussed in Item 1A, "Risk Factors." Additional discussion may be included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report. Statements made in this Report are made as of the date of this Report, unless stated to be as of an earlier date, and we are not obligated to update our forward-looking statements, even though our situation may change in the future.

GENERAL

        The Corporation is a Pennsylvania corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Corporation's operations are confined to the ownership and operation of banks and activities deemed by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to be so closely related to banking to be a proper incident thereto. The Corporation was incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, the Corporation acquired all of the issued and outstanding shares of common stock of the Bank. The principal activities of the Corporation are the owning and supervising of the Bank, which engages in a general banking business based in Chester County, Pennsylvania. On December 31, 2008, the Corporation completed its acquisition of American Home Bank, National Association ("AHB"), which merged with and into the Bank. AHB was established in 2001 and has been engaged in full service community banking, with a primary focus on mortgage-banking activities. Prior to the acquisition of AHB, the Bank had operated branches predominantly in Chester County, Pennsylvania, as well as in Delaware and Montgomery Counties, Pennsylvania. With the acquisition of AHB, the Bank also has a branch in Lancaster County and a branch in Cumberland County, Pennsylvania. The mortgage-banking activities previously conducted by AHB are now operated by a division of the Bank. The Corporation directs the policies and coordinates the financial resources of the Bank. On August 5, 2001, the Corporation became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

        The Corporation's filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, and amendments to these reports, as well as its proxy statements and additional solicitation materials, are accessible free of charge at our website at http://www.1nbank.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this Report. In addition, the SEC maintains a website at http:///www.sec.gov that contains reports, proxy and information statements, and other information free of charge regarding issuers, including the Corporation, that file electronically with the SEC.

BUSINESS OF THE BANK

        The Bank is engaged in the business of commercial and retail banking and was organized under the banking laws of the United States in December 1863. The Bank currently conducts its business through twenty five primary banking offices located in Chester, Montgomery, Delaware, Lancaster and Cumberland Counties, Pennsylvania, including its main office. In addition, the Bank operates 29 ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2008, the Bank had total assets of $1.3 billion, total loans of $940.1 million, total deposits of $1.02 billion and employed 565 persons, of which 520 were full-time and 45 were part-time.

        The Bank is a full service commercial bank offering a broad range of retail banking, commercial banking, internet banking, trust and investment management and insurance services to individuals, businesses, governmental entities, nonprofit organizations, and community service groups. Through the Bank's community banking segment, the Bank offers retail services, including checking accounts, savings programs, money-market accounts, certificates of deposit, safe deposit facilities, consumer loan programs, overdraft checking, automated tellers and extended banking hours, and commercial services, including revolving lines of credit, commercial mortgages, equipment leasing and letter of credit services. These retail and commercial banking activities are provided primarily to consumers and small to mid-sized companies within the Bank's market area. Lending services are focused on commercial, consumer, and real estate lending to local borrowers. The Bank attempts to establish a total borrowing relationship with its customers that may typically include commercial loans, a mortgage loan for the borrower's residence, a consumer loan or a revolving personal credit line.

        The Bank's Wealth Management Division operates as part of the community banking segment and provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2008, the Bank's Wealth Management Division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $484.6 million. For the year ended December 31, 2008, income from the Bank's Wealth Management Division and related activities was approximately $3.4 million. In addition to retail and commercial banking and wealth management services, the Bank offers an array of investment opportunities including mutual funds, annuities, retirement planning, education planning and insurance through FNB Insurance Services, LLC, doing business as First National Financial Advisory Services, a wholly-owned subsidiary of the Bank. Information regarding the revenues, net income and total assets of the community banking segment can be found in Item 8, Financial Statements and Supplemental Data.

        The Bank's retail mortgage-banking business segment, which consists primarily of the operations formerly conducted by AHB, provides mortgages and associated products to customers and sells most of those mortgages into the secondary market on a servicing released basis. AHB retains the servicing on a portion of the loans that it sells. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers. The mortgage banking segment uses a variety of trademark names in its business activities. The Bank has taken action to protect such trademark names through registration of same where it deems appropriate. The mortgage banking segment is subject to changes in demand due to a variety of factors, including interest rates, home prices, general economic conditions and seasonal changes in purchases of new homes. At December 31, 2008, the total assets of the mortgage banking segment were $247.8 million, gross loans and leases were $110.9 million, and deposits were $36.6 million. The results of operations presented in the Corporation's consolidated income statement do not include any revenue or expenses of the mortgage banking segment as this segment was created through the Corporation's acquisition of AHB on December 31, 2008. The acquisition of AHB was intended to help the Bank to further diversify the Bank's products, services, and sources of income as well as expand the Bank's geographic footprint.

COMPETITION

        The Bank's core service area consists primarily of greater Chester County, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. As a result of the acquisition of AHB on December 31, 2008, the Bank's service area has been expanded into Lancaster and Cumberland Counties, Pennsylvania. In addition, the mortgage-banking activities of the Bank compete to originate residential mortgages nationally. The Bank encounters vigorous competition from bank holding companies, other community banks, thrift institutions, credit unions, Internet banks and other non-bank financial organizations such as mutual fund companies, brokerage firms, mortgage bankers and the financing arms of corporate conglomerates. The Bank also competes with banking and financial institutions, some from out-of-state that have opened branches in the Bank's market, which are substantially larger and have greater financial resources than the Bank.

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

SUPERVISION AND REGULATION

General

        The Corporation is a bank holding company and financial holding company subject to supervision and regulation by the Federal Reserve Board. In addition, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and secondary regulation by the Federal Deposit Insurance Corporation (the "FDIC"). The OCC must approve bank mergers, if the surviving bank would be a national bank, as well as the establishment of new branches and new operating subsidiaries. Federal and state laws impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, and restrictions on the ability to acquire deposits under certain circumstances. The Bank must also comply with various consumer laws and regulations. Certain aspects of the Bank's operation are also subject to state laws. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Corporation and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation and the Bank and is subject to and qualified by reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on the Corporation's business.

Bank Holding Company Act

        The Corporation is required to file with the Federal Reserve Board an annual report, other periodic reports, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve Board considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions. For a description of certain applicable guidelines, see this Item "Capital," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Adequacy," and Part II, Item 8, "Note K—Regulatory Matters" in the consolidated financial statements.

The Community Reinvestment Act

        The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2008. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial compliance." The Bank has opted to be examined under a three-part test evaluating the Bank's lending service and investment performance. The Bank received an satisfactory rating in its last regulatory examination in March 2008.

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

        The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under this formula, in 2009, the Bank, without affirmative governmental approvals, could declare aggregate dividends of approximately $8.3 million, plus an amount approximately equal to the net income, if any, earned by the Bank for the period from January 1, 2009, through the date of declaration of such dividend less dividends previously paid, subject to the further limitations that a national bank can pay dividends only to the extent that the Bank would not become "undercapitalized" (as defined under federal law). Dividends declared and paid in 2008 were $2.9 million.

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

        A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a Risk-Based Capital measure and a leverage ratio capital measure. A depository institution is considered "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets each such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below any such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. An institution may be placed in a lower capitalization category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a Total Risk-Based Capital ratio of at least 10%, a Tier I Capital ratio of at least 6% and a Leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 2008 and 2007, the Corporation and the Bank had capital in excess of all regulatory minimums and the Bank was "well capitalized."

Deposit Insurance Assessments

        The Bank is subject to deposit insurance assessments by the FDIC. The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk.

        In 2006, the Federal Deposit Insurance Reform Act of 2005 increased FDIC premiums for all commercial banks. This legislation provided a one-time assessment credit for each insured bank. The Bank's assessment credit offset $416 thousand of the insurance premium expense in 2007 and

$66 thousand in 2008, and was fully utilized in the first quarter of 2008. The increased premium did not indicate any change in the FDIC risk assessment for the Bank.

        In 2008 and 2009, the FDIC adopted rules that will increase FDIC premiums significantly for assessment periods beginning in the first quarter of 2009. This will cause our 2009 FDIC premiums and assessment expense to increase significantly over 2008. Management currently estimates that this expense will increase by 240%.

        FDIC insurance expense was $490 thousand, $87 thousand and $88 thousand for the years 2008, 2007 and 2006.

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

The USA Patriot Act

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2002 (the "USA Patriot Act") gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Through amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement agencies. Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering policies, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations and due diligence standards with respect to correspondent accounts of foreign banks. Compliance with these requirements has not had a material effect on the Corporation's operations.

Emergency Economic Stabilization Act

        Beginning in the fourth quarter of 2008, in response to the ongoing crisis in financial markets and worsening economic situation, the U.S. government enacted new legislation and established a number of new programs and initiatives designed to stabilize and provide liquidity to financial markets, ensure that banking institutions are adequately capitalized, and restore confidence in the financial system. In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. Pursuant to EESA, the U.S. Treasury created the Troubled Asset Relief Program ("TARP") pursuant to which the Treasury will, among other things, invest in qualified, eligible financial institutions through capital infusions and asset purchases, up to an aggregate amount of $700 billion. In connection with TARP, the U.S. Treasury established a voluntary Capital Purchase Program (the "Program") to encourage United States financial institutions to raise additional capital to increase the flow of financing to United States businesses and consumers and to support the United States economy in general. Under this Program, the Treasury announced that it will purchase up to $250 billion of senior preferred shares in qualifying U.S. financial institutions, as determined by the Treasury. The Treasury intends the Program to attract broad participation by healthy institutions, and already the Treasury has purchased preferred stock under this program from numerous large and small banks in the approximate aggregate amount of $195 billion.

        The Corporation is an eligible institution under the Program. The Corporation filed an application to participate in the Program, and received preliminary approval from the Treasury to participate in the amount of $25 million (or approximately 2.3% of the Corporation's risk-weighted assets as of December 31, 2008). Although the Corporation was preliminarily approved for participation in the Program, the Corporation has elected not to participate.

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

        From time to time, various proposals are made in the United States Congress and the Pennsylvania legislature and before various regulatory authorities, who would alter the powers of different types of banking organizations, remove restrictions on such organizations and change the existing regulatory framework for banks, bank holding companies and other financial institutions. Recently, there have been numerous regulatory initiatives by the U.S. Treasury, FDIC, and the Federal Reserve Board to stabilize the financial markets. Congress and the U.S. government continue to evaluate and develop programs designed, among other things, to stimulate the economy, restore confidence, and reverse or forestall declines in the housing markets. It is impossible to predict what the final form of any of such proposals will be and the impact, if any, of such adoption on the business of the Corporation.

Item 1A.    Risk Factors

        The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations, and financial condition could likely suffer, and the price of our stock would be negatively affected. Unless the context requires otherwise, references to "we," "us," or "our," in this "Risk Factors" section are intended to mean First Chester County Corporation, First National Bank of Chester County and its subsidiaries, collectively.

The current turmoil in the financial markets may lead to an increased levels of regulation, loan delinquencies, and problem loans, and a reduction of business activity generally.

        We are presently operating in a period of unprecedented economic change and uncertainty. During the second half of 2008 and continuing through the present, the United States has been in a recession with falling home prices and increasing unemployment and underemployment. The U.S. government has acted to stabilize the financial markets and to stimulate the economy by enacting legislation of unprecedented proportions. Congress and the U.S. Government continue to evaluate and develop programs designed, among other things, to reverse the economic downturn, restore confidence, reverse or forestall declines in the housing markets. It is impossible to predict what the final form of any of such proposals will be and the impact of the adoption of new regulation will be on the business of the Corporation. There can be no assurance as to the impact that any such initiatives or governmental programs will have on the financial markets. In addition, compliance with additional regulation may increase our costs of doing business or impede the efficiency of our internal business processes. The resulting turmoil, uncertainty, regulation and lack of consumer confidence may adversely affect our business, financial condition, results of operations and trading price of our common stock.

Adverse changes in the economic conditions in our market area could materially and negatively affect our business.

        Substantially all of our business is with consumers and small to mid-sized companies located within Chester and Delaware Counties, Pennsylvania, although our mortgage-banking operations involve originations of mortgages nationwide. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national, regional or local concerns, including an economic slowdown in southeastern Pennsylvania, could result in the following consequences, any of which could materially harm our business and operating results:

  •
  customer's credit quality may deteriorate;

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

Disruptions in the secondary market for residential mortgage loans adversely affected AHB's operations prior to the merger and may adversely affect the AHB division of the Bank.

        Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held by the Bank, mortgage loan originations and profits on sale of mortgage loans, or adversely affecting customers' ability to repay their loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies, greater charge-offs, and increased demands for repurchases, indemnification claims or litigation in future periods, which could adversely affect the Bank's financial condition or results of operations.

The Bank could be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm liquidity, results of operations and financial condition.

        When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with a securitization. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies, we may not be able to recover its losses from the originating broker or correspondent. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

The AHB Division's dependence on certain relationships, such as with Freddie Mac, could adversely affect the mortgage-banking business.

        The secondary mortgage markets are currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. In addition, we have a substantial relationship with Freddie Mac, including loan sales that are material to our mortgage-banking business. A significant portion of the conventional loans that we originate or purchase qualify for inclusion in guaranteed mortgage securities backed by Freddie Mac. A substantial reduction in the volume of loans that Freddie Mac agrees to purchase or the loss of other material financial benefits we receive from Freddie Mac could have a material adverse effect on our results of operation and financial condition. As a government-sponsored enterprise, Freddie Mac is subject to extensive regulation and oversight by governmental agencies. On September 7, 2008, Freddie Mac was placed under the conservatorship of the Federal Housing Finance Agency, Freddie Mac's principal regulator. Substantial changes in Freddie Mac's business and operations are anticipated to occur as a result of such event. This event, together with changes in regulations or the occurrence of other events that adversely impact the business, operations or prospects of Freddie Mac could have a material adverse effect on our mortgage-banking business, operations or prospects.

The scope of our residential mortgage loan production exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels in the United States.

        Because we are authorized to originate, purchase and service mortgage loans in all 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, in addition to an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties in the United States have begun to enact laws that restrict certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are different, complex and, in some cases, in direct conflict with each other or contain vague standards or requirements, which make compliance efforts challenging.

        Our failure to comply with these laws can lead to:

  •
  civil and criminal liability:

  •
  loss of licenses and approvals;

  •
  damage to its reputation in the industry;

  •
  inability to sell or securitize its loans, or otherwise raise capital;

  •
  demands for indemnification or loan repurchases from purchasers of its loans;

  •
  fines and penalties and litigation, including class action lawsuits;

  •
  administrative enforcement actions;

  •
  additional regulatory burdens, restrictions, or other changes to our business model;

  •
  claims that an allegedly non-compliant loan is rescindable or unenforceable; and

  •
  damage to the reputation of the American Home Bank division of First National Bank, any of which could have a material adverse effect on American Home Bank's business, operations or prospects.

Our mortgage-banking operations rely on other companies to provide key components of its business infrastructure.

        Third parties provide key components of our mortgage-banking business infrastructure, such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our mortgage-banking infrastructure could interrupt the operations or increase the costs of doing business.

Significant legal actions could subject us to substantial liabilities or litigation costs.

        The Bank, through the American Home Bank division, is currently involved in various claims and legal actions related to its operations. In general, such matters are believed to be ordinary routine litigation incidental to the conduct of business. Nonetheless, the costs to pursue and defend these legal matters may be significant, and if the claims were determined against the Bank, could adversely affect the results of operations, financial condition, reputation and prospects of the Bank.

The use of correspondents, brokers and other third parties to originate loans outside of its market area subjects our mortgage-banking operations to certain risks.

        We utilize mortgage correspondents and brokers to originate mortgage loans, including construction/permanent loans, beyond its local market area. This use of correspondents and brokers may increase the risk of fraudulent representations of a borrower's creditworthiness. We also utilize independent licensed appraisers and inspectors to appraise and inspect properties and work progress on construction/permanent loans, but our employees may not be present in many of these markets. Thus, we rely on the professional opinions and photographic evidence provided by appraisers and inspectors to authorize periodic advances in accordance with applicable loan documents. This reliance may increase the risk of errors or fraud regarding the approval of loans and the making of loan advances.

Our mortgage-banking operations face prepayment risk from loans sold for which servicing is retained.

        Mortgage loans sold, for which servicing is retained, are subject to prepayment risk. Statement of Financial Accounting Standards ("SFAS") No. 156 requires capitalization of the fair value of originated mortgage servicing rights. If mortgages are repaid faster than the estimated rate used in capitalizing the mortgage servicing rights, the fair value of the mortgage servicing rights would decrease and be reflected as a charge against earnings. Our focus on residential mortgage lending could cause the risk of loss from mortgage prepayments to be material.

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

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP is subject to the rules and interpretations of the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.

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

Our common stock is thinly traded.

        Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol FCEC. Our common stock is thinly traded compared to larger, more widely known companies in the banking industry. There can be no assurance that a more active trading market for our common stock will develop. As a result, our shareholders may be unable to sell large blocks of our common stock in short time periods or the market price per share may be reduced.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Bank owns eight properties that are not subject to any mortgages. In addition, the Corporation leases the Westtown-Thornbury, Exton, Frazer, Kendal at Longwood, Crosslands, Lima Estates, Granite Farms Estates, Hershey's Mill, Bradford Plaza, Freedom Village, Oxford, Phoenixville, Royersford, Longwood (land lease), Downingtown, Mountville, Carlisle, Operations Center and other properties that the bank utilizes for loan processing operations. Management of the Corporation believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of the primary banking offices presently operated by the Bank. Management routinely evaluates all of its properties for ongoing use.

Current Banking Offices/Use	Address	Date Acquired or Opened
Main Office/Branch and Corporate Headquarters*	9 North High Street West Chester, Pennsylvania	December 1863
Goshen/Branch*	311 North Five Points Road West Goshen, Pennsylvania	September 1956
Kennett Square/Branch*	126 West Cypress Street Kennett Square, Pennsylvania	February 1987
Westtown-Thornbury/Branch	Route 202 and Route 926 Westtown, Pennsylvania	May 1994
Exton/Branch	Route 100 and Boot Road West Chester, Pennsylvania	August 1995
Frazer/Branch	309 Lancaster Avenue Frazer, Pennsylvania	August 1999
Kendal at Longwood/Branch	1109 E. Baltimore Pike Kennett Square, Pennsylvania	December 1999
Crosslands/Branch	1660 E. Street Road Kennett Square, Pennsylvania	December 1999
Lima Estates/Branch	411 North Middletown Road Media, Pennsylvania	December 1999
Granite Farms Estates/Branch	1343 West Baltimore Pike Wawa, Pennsylvania	December 1999
Lionville/Branch*	Route 113 & Sheree Boulevard Uwchlan Township, Pennsylvania	December 2000
New Garden/Branch*	741 West Cypress Street Kennett Square, Pennsylvania	August 2001
Hershey's Mill/Branch	1371 Boot Road West Chester, Pennsylvania	December 2001
Bradford Plaza/Branch	700 Downingtown Pike West Chester, Pennsylvania	September 2003
Freedom Village/Branch	15 Freedom Village Blvd. West Brandywine, Pennsylvania	July 2004
Oxford/Branch	275 Limestone Road Oxford, Pennsylvania	December 2004
Phoenixville/Branch	700 Nutt Rd Phoenixville, Pennsylvania	November 2006
Royersford/Branch	967 Township Line Rd Royersford, Pennsylvania	December 2006
Downingtown/Branch	99 Manor Ave Downingtown, Pennsylvania	January 2008
Longwood/Branch (A)	100 Old Forge Ln Kennett Square, Pennsylvania	February 2008
Mountville/Branch and retail mortgage division headquarters	3840 Hempland Rd Mountville, Pennsylvania	December 2008
Carlisle/Branch	417 Village Dr Carlisle, PA	December 2008

Other Properties/Use	Address	Date Acquired or Opened
Market Street/Office Space and parking*	17 East Market Street West Chester, Pennsylvania	February 1978
Operations Center/Operations	202 Carter Drive West Chester, Pennsylvania	July 1988
Matlack Street/Operations*	887 South Matlack Street West Chester, Pennsylvania	September 1999
1N High Street/Office Space *	1 North High Street West Chester, Pennsylvania	April 2007 (B)

*
Indicates properties owned by the Bank

(A)
The Longwood Branch land is leased. The Building is owned by the Bank.

(B)
As of 12/31/08, this building is being renovated and is not in use yet. The Bank put this building into service in February 2009.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Corporation's Common Stock is publicly traded over the counter under the symbol "FCEC". As of February 28, 2009, there were 1,034 shareholders of record of the Corporation's Common Stock. The average bid/ask price as of February 28, 2009 was $6.70.

        The authorized capital stock of the Corporation consists of 25,000,000 shares of Common Stock, par value $1.00 per share, of which 6,239,044 and 5,160,750 shares were outstanding (net of shares held in Treasury) at the end of 2008 and 2007, respectively. Trading is sporadic. The following table, based upon prices reported by the Philadelphia brokerage firm of Janney Montgomery Scott, LLC, one of the Corporation' market makers shows the range of high and low bid prices for the Common Stock based upon transactions reported for each quarter for the last two fiscal years, respectively:

	Bid Prices
	2008		2007
Quarter Ended	High	Low	High	Low
First	$18.00	$16.91	$21.35	$20.01
Second	$17.25	$14.60	$21.25	$19.75
Third	$15.75	$13.50	$20.25	$17.35
Fourth	$15.62	$9.30	$18.75	$17.10

        The Corporation has prepared a graph comparing the cumulative shareholder return on the Corporation's Common Stock as compared to several market indices for the last five years. This graph is included in the Corporation's 2008 Annual Report to Shareholders and can be found immediately following the signature pages of the Form 10-K included in that Annual Report.

        The Corporation declared cash dividends per share on its Common Stock during each quarter of the fiscal years ended December 31, 2008 and 2007, as set forth in the following table:

	Dividends Amount Per Share
	2008	2007
First Quarter	$0.140	$0.135
Second Quarter	0.140	0.135
Third Quarter	0.140	0.135
Fourth Quarter	0.140	0.140

Total	$0.560	$0.545

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

        The following chart shows the purchases of the Corporation's Common Stock during the fourth quarter of 2008:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2008	—	—	—	$10,000,000
November 1 to November 30, 2008	—	—	—	$10,000,000
December 1 to December 31, 2008	—	—	—	$10,000,000

        Note: The Corporation announced on November 16, 2007 a program to repurchase up to $10.0 million of the Corporation's Common Stock. This program replaced a previous program that expired in October 2007.

        The information required by Item 201(d) is included in this Report under Item 12.

Item 6.    Selected Financial Data

(Dollars in thousands, except per share data)

STATEMENTS OF CONDITION

	December 31
	2008	2007	2006	2005	2004
Assets	$1,300,178	$914,781	$872,094	$845,534	$805,872
Gross loans and leases	940,083	742,775	694,343	664,276	618,005
Investment securities	114,584	97,977	88,714	97,088	140,029
Deposits	1,015,192	704,898	724,668	696,097	663,018
Borrowings	186,635	130,849	77,061	84,365	81,929
Stockholders' equity	83,832	67,979	63,262	58,677	55,402
Allowance for loan and lease losses	10,335	7,817	8,186	8,123	6,816
Wealth Management assets(1)	484,607	591,297	562,952	561,030	555,644

STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006	2005	2004
Interest income	$55,308	$56,436	$52,202	$44,604	$37,518
Interest expense	22,426	24,973	20,037	13,579	7,863

Net interest income	32,882	31,463	32,165	31,025	29,655
Provision for loan and lease losses	1,632	80	3	1,382	1,164

Net interest income after provision for loan and lease losses	31,250	31,383	32,162	29,643	28,491
Non-interest income	9,530	11,787	9,212	9,325	9,313
Non-interest expense	33,576	32,570	31,153	30,557	29,213

Income before income taxes	7,204	10,600	10,221	8,411	8,591
Income taxes	1,747	2,931	2,886	1,900	2,430

Net income	$5,457	$7,669	$7,335	$6,511	$6,161

PER SHARE DATA(2)
Net income per share (Basic)	$1.05	$1.49	$1.42	$1.28	$1.24
Net income per share (Diluted)	$1.05	$1.47	$1.40	$1.24	$1.19
Cash dividends declared	$0.560	$0.545	$0.540	$0.525	$0.505
Book value	$13.44	$13.17	$12.28	$11.45	$11.04
Weighted average shares Outstanding (basic)	5,188,171	5,160,607	5,160,340	5,104,745	4,980,584

Weighted average shares Outstanding (diluted)	5,200,323	5,219,940	5,249,200	5,240,497	5,174,926

PERFORMANCE RATIOS
Return on Average Assets	0.55%	0.86%	0.86%	0.79%	0.81%
Return on Average Equity	7.92%	11.84%	11.85%	11.48%	11.59%
Average Equity to Average Assets	6.97%	7.22%	7.22%	6.86%	7.00%
Dividend Payout Ratio	53.23%	36.62%	37.98%	40.93%	41.05%

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

OVERVIEW

        Effective December 31, 2008, the Corporation completed its acquisition of American Home Bank, National Association ("AHB"). The primary focus of AHB from its inception in 2001 has been mortgage-banking activities. The mortgage banking business of AHB is now operating as a division of the Bank under the trade name, "American Home Bank, a Division of First National Bank of Chester County." AHB's mortgage-banking activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. AHB retains the servicing on a portion of the loans that it sells. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers. The acquisition of AHB was intended to help the Bank to further diversify the Bank's products, services, and sources of income as well as expand the Bank's geographic footprint.

        The results of operations presented in the consolidated income statement do not include the results of operations from AHB. The Corporation completed its acquisition of American Home Bank on December 31, 2008, and, accordingly, the consolidated balance sheet reflects the addition of assets acquired in this acquisition. The results of operations of the Corporation going forward may be materially different based upon a number of factors including the addition of AHB's operations.

        Net income for the year ended December 31, 2008 was $5.5 million, a decrease of $2.2 million or 28.8% from $7.7 million in 2007. Basic and diluted net income per share in 2008 were each $1.05, as compared to $1.49 and $1.47, respectively in 2007. Return on average equity in 2008 was 7.92%, as compared to 11.84% in 2007. Return on average assets in 2008 was 0.55%, as compared to 0.86% in 2007.

        The decrease in net income for the year ended December 31, 2008 when compared to 2007 was primarily the result of a decrease in non-interest income, an increase in the provision for loan and lease losses and an increase in non-interest expense, partially offset by an increase in net interest income.

        Included in these results for the year ended December 31, 2008 was a $1.4 million pretax loss from the write-down of assets, including an $850 thousand non-cash, pretax other than temporary impairment loss on a $1.0 million Lehman Brothers Note held in the Bank's investment portfolio, a $417 thousand pretax loss on a $13.8 million investment in the Reserve Primary Fund, a short term overnight money market fund, and a $169 thousand non-cash, pretax write-down of property held as OREO. The aggregate after tax impact of these losses is $948 thousand.

        When comparing results of 2008 to 2007 it is important to note certain events that impacted 2007 net income. The results for the year ended December 31, 2007 included a $1.4 million pretax gain on the sale of facilities in the third quarter of 2007 and $507 thousand of pretax gains and interest income recorded in the second quarter of 2007 from the sale of a $5.9 million loan that had been on non-accrual status. The after tax impact of these 2007 events was a $1.2 million gain.

        The decrease in net interest income was primarily driven by a decrease in interest expense, partially offset by a decrease in interest income. Although interest income benefited from growth in interest-earning asset balances, the rate earned on these balances decreased, primarily from decreases in market interest rates. Interest expense decreased mainly due to decreases in the rates paid on interest-bearing liabilities. These decreases were driven mainly by decisions to decrease rates paid on deposits. These decisions reflected Federal Reserve rate reductions and market interest rate decreases. These decreases were partially offset by increases in deposit balances and Federal Home Loan Bank ("FHLB") borrowings.

        The decrease in non-interest income was primarily due to the $1.4 million write-down of assets recorded in 2008 and the $1.4 million gain on the sale of facilities recorded in 2007 that are discussed above. Excluding the 2008 asset write-downs and the 2007 gain on the sale of facilities, non-interest income increased $574 thousand. This increase was primarily due to the net gains recorded on the sales of investment securities during 2008 and income from the Bank's Bank-Owned Life Insurance Policies, partially offset by decreases in net gains on the sales of loans during 2008 as compared to 2007.

        The increase in non-interest expense was primarily due to higher occupancy expense and an increase in FDIC insurance premiums in 2008 as compared to 2007. The higher occupancy expense was mainly due to the addition of the Longwood and Downingtown branches while the increase in the FDIC expense reflects the impact of 2006 legislation that increased FDIC premiums for all commercial banks. The increased premium does not indicate any change in the FDIC risk assessment for the Bank. Non-interest expense for the year ended December 31, 2008 includes a $417 thousand non-cash reduction of salary and benefits expense associated with loan origination costs not previously deferred in prior periods.

        During 2008, total assets increased $385.4 million or 42.1% to $1.30 billion at December 31, 2008. Loans and leases grew $197.3 million or 26.5% to $940.1 million and deposits increased $310.3 million or 44.0% to $1.02 billion. FHLB advances and other borrowings increased $55.8 million or 48.3% to $171.2 million at December 31, 2008.

        Total assets acquired at December 31, 2008 through the AHB acquisition were $247.8 million. This included $17.4 million of investments, $89.5 million of loans held for sale, and $110.9 million of gross loans and leases. Total liabilities acquired through the AHB acquisition were $233.8 million. This included $194.2 million of deposits and $36.6 million of FHLB advances and other borrowings.

 CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT
INCOME/EXPENSES AND RATES FOR THE YEAR ENDED DECEMBER 31,

	2008			2007			2006
(Dollars in thousands)	Daily Average Balance	Interest	Rate %	Daily Average Balance	Interest	Rate %	Daily Average Balance	Interest	Rate %
ASSETS
Federal funds sold and interest bearing deposits in banks	$38,988	$1,117	2.86%	$46,098	$2,413	5.23%	$40,535	$2,061	5.08%
Investment securities:
Taxable	94,845	4,615	4.87%	80,129	3,852	4.81%	81,608	3,955	4.85%
Tax-exempt(1)	12,472	586	4.70%	12,004	542	4.51%	14,256	576	4.04%

Total investment securities	107,317	5,201	4.85%	92,133	4,394	4.77%	95,864	4,531	4.73%

Loans and leases:(2)
Taxable	766,427	48,206	6.29%	698,676	49,063	7.02%	666,239	45,169	6.78%
Tax-exempt(1)	19,434	1,415	7.28%	15,413	1,058	6.87%	14,235	895	6.29%

Total loans and leases	785,861	49,621	6.31%	714,089	50,121	7.02%	680,474	46,064	6.77%

Total interest-earning assets	932,166	55,939	6.00%	852,320	56,928	6.68%	816,873	52,656	6.45%
Non-interest-earning assets Allowance for possible loan and lease losses	(8,267)			(8,058)			(8,388)
Cash and due from banks	23,304			24,381			24,791
Other assets	40,060			27,979			23,937

Total assets	$987,263			$896,622			$857,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOW, and money market deposits	$388,922	$6,795	1.75%	$366,567	$9,061	2.47%	$368,754	$7,389	2.00%
Certificates of deposit and other time	237,472	8,975	3.78%	244,578	11,468	4.69%	214,425	8,848	4.13%

Total interest-bearing deposits	626,394	15,770	2.52%	611,145	20,529	3.36%	583,179	16,237	2.78%
Subordinated debt	15,465	896	5.79%	15,606	1,460	9.35%	15,465	1,304	8.43%
Federal Home Loan Bank and other borrowings	146,131	5,760	3.94%	75,701	2,984	3.94%	64,347	2,496	3.88%

Total interest-bearing liabilities	787,990	22,426	2.85%	702,452	24,973	3.56%	662,991	20,037	3.02%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	120,941			121,000			126,461
Other liabilities	9,467			8,398			5,857

Total liabilities	918,398			831,850			795,309
Minority interest	4			—			—
Stockholders' equity	68,861			64,772			61,904

Total liabilities and stockholders' Equity	$987,263			$896,622			$857,213

Net interest income		$33,513			$31,955			$32,619

Net yield on interest-earning assets			3.60%			3.75%			3.99%

(1)
The indicated income and annual rate are presented on a tax equivalent basis using the federal marginal rate of 34%, adjusted for the TEFRA 20% penalty for 2008, 2007, and 2006.

(2)
Non-accruing loans are included in the average balance.

RATE VOLUME ANALYSIS

	Increase (decrease) in net interest income due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
(Dollars in thousands)	2008 Compared to 2007			2007 Compared to 2006
INTEREST INCOME
Federal funds sold and interest bearing deposits in banks	$(373)	$(923)	$(1,296)	$283	$69	$352
Investment securities
Taxable	706	57	763	(72)	(31)	(103)
Tax-exempt(2)	21	23	44	(91)	57	(34)

Total investment securities	727	80	807	(163)	26	(137)
Loans and leases(3)
Taxable	4,739	(5,596)	(857)	2,199	1,694	3,893
Tax-exempt(2)	276	81	357	74	90	164

Total loans and leases	5,015	(5,515)	(500)	2,273	1,784	4,057

Total interest income	5,369	(6,358)	(989)	2,393	1,879	4,272

INTEREST EXPENSE
Savings, NOW and money market deposits	534	(2,800)	(2,266)	(44)	1,716	1,672
Certificates of deposits and other time	(332)	(2,161)	(2,493)	1,245	1,375	2,620

Total interest bearing deposits	202	(4,961)	(4,759)	1,201	3,091	4,292
Subordinated debt	(13)	(551)	(564)	12	145	157
Federal Home Loan Bank and other borrowings	2,776	—	2,776	441	46	487

Total Interest expense	2,965	(5,512)	(2,547)	1,654	3,282	4,936

Net Interest income	$2,404	$(846)	$1,558	$739	$(1,403)	$(664)

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

NET INTEREST INCOME

        Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax equivalent basis, increased 4.9% or $1.6 million from $32.0 million in 2007 to $33.5 million in 2008, compared to a 2.0% decrease or $664 thousand from 2006 to 2007.

        The increase in tax equivalent net interest income for 2008 was primarily due to a larger decrease in the average rate paid on interest-bearing liabilities, which decreased 71 basis points, compared to the average yield earned on interest-earning assets, which decreased by 68 basis points. The tax equivalent net interest income for 2008 was also impacted by an increase in interest-bearing liabilities that was higher than the increase in interest-earning assets. Average interest-bearing liabilities grew $85.5 million while average interest-earning assets increased by $79.8 million. Accordingly, net yields on interest-earning assets, on a tax equivalent basis, were 3.60% and 3.75% for 2008 and 2007, respectively.

        The decrease in tax equivalent net interest income for 2007 was primarily due to a larger increase in the average rate paid on interest-bearing liabilities, which increased 54 basis points, compared to the average yield earned on interest-earning assets, which increased by 23 basis points. The decrease in tax equivalent net interest income for 2007 was also due to an increase in interest-bearing liabilities that was higher than the increase in interest-earning assets. Average interest-bearing liabilities grew $39.5 million while average interest-earning assets increased by $35.4 million. Accordingly, net yields on interest-earning assets, on a tax equivalent basis, were 3.75% and 3.99% for 2007 and 2006, respectively.

        Average interest-earning assets in 2008 was $932.2 million, an increase of $79.8 million or 9.4% from $852.3 million in 2007. The increase in average interest-earning assets for 2008 was primarily due to a $71.8 million or 10.1% increase in average loans and leases combined with a $15.2 million or 16.5% increase in investment securities. These increases were partially offset by a $7.1 million or 15.4% decrease in federal funds sold and deposits in banks. In 2007, average interest-earning assets was $852.3 million, an increase of $35.4 million or 4.3% from $816.9 million in 2006. The increase in average interest-earning assets for 2007 was primarily due to a $33.6 million or 4.9% increase in average loans and leases combined with a $5.6 million or 13.7% increase in federal funds sold and deposits in banks. These increases were partially offset by a $3.7 million or 3.9% decrease in investment securities.

        Average interest-bearing liabilities in 2008 was $788.0 million, an increase of $85.5 million or 12.2% from $702.5 million in 2007. The increase in 2008 was primarily due to a $70.4 million or 93% increase in FHLB and other borrowings combined with a $15.2 million or 2.5% increase in average interest-bearing deposits. In 2007, average interest-bearing liabilities was $702.5 million, an increase of $39.5 million or 6.0% from $663.0 million in 2006. The increase in 2007 was primarily due to a $28.0 million or 4.8% increase in average interest-bearing deposits combined with an $11.4 million or 17.6% increase in FHLB and other borrowings.

INTEREST INCOME ON FEDERAL FUNDS SOLD AND DEPOSITS IN BANKS

        Interest income on federal funds sold and interest bearing deposits in banks decreased $1.3 million or 53.7% in 2008 to $1.1 million from $2.4 million in 2007. This follows an increase of $352 thousand or 17.1% from 2006 to 2007. The decrease in interest income on these balances in 2008 was mainly due to market rate decreases in the rates earned on these funds. The yield earned on federal funds sold and interest bearing deposits in banks in 2008 was 2.86%, compared to 5.23% in 2007. The decrease in interest income on these balances in 2008 was also due to a decrease in the average balance of federal funds sold and interest bearing deposits in banks. In 2008, these balances decreased $7.1 million or 15.4% from $46.1 million to $39.0 million. The increase in interest income on these balances in 2007 from 2006 was partially due to increases in the average federal funds sold and interest bearing deposits in banks balances. In 2007, these balances increased $5.6 million or 13.7% from $40.5 million to $46.1 million. The increases in interest on federal funds sold and interest bearing deposits in banks for 2007 was also the result of market increases in the rates earned on these funds. The yield earned on federal funds sold and interest bearing deposits in banks in 2007 was 5.23%, compared to 5.08% in 2006.

INTEREST INCOME ON INVESTMENT SECURITIES

        On a tax equivalent basis, interest income on investment securities increased $807 thousand or 18.4% from $4.4 million in 2007 to $5.2 million in 2008, compared to a $137 thousand or 3.0% decrease from 2006 to 2007. The increase in interest income in 2008 was primarily due to a $15.2 million increase in the average balance of investment securities from 2008 to 2007. The increase in interest income in 2008 was also due to an 8 basis point increase in the rate earned on these assets. The decrease in investment interest income in 2007 was primarily due to a $3.7 million or 3.9% decrease in average investment securities, partially offset by a 4 basis point increase in the yield on these assets from 4.73% in 2006 to 4.77% in 2007.

INVESTMENT SECURITIES AT DECEMBER 31,

	2008		2007		2006
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity
State and municipal	$—	$—	$—	$—	$5	$5
Available-for-Sale
U.S. Treasury	—	—	—	—	1,000	998
U.S. Government agency	12,182	12,319	3,082	3,100	3,371	3,354
Mortgage-backed securities	52,151	53,030	56,925	56,654	56,439	55,052
State and municipal	10,327	10,401	13,686	13,650	9,906	9,602
Corporate securities	31,089	26,017	15,121	14,486	11,461	10,874
Other equity securities	13,659	12,817	10,993	10,087	8,764	8,829

Total Investment securities	$119,408	$114,584	$99,807	$97,977	$90,946	$88,714

INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2008

(Dollars in thousands)	Due within 1 year	Due year 2 through year 5	Due year 6 through year 10	Due Over 10 years	Total
Available-for-Sale
U.S. Government agency	$—	$—	$2,000	$10,182	$12,182
Mortgage-backed securities(1)	—	1,843	15,964	34,344	52,151
State and municipal	1,732	8,095	500	—	10,327
Corporate securities	1,166	23,320	3,779	2,824	31,089
Other equity securities(2)	—	—	—	13,659	13,659

Total Investment securities	$2,898	$33,258	$22,243	$61,009	$119,408

Weighted average yield	3.76%	4.52%	4.53%	4.52%	4.50%

NOTES:

(1)
Mortgage-backed and Other asset-backed securities are included in the above table based on their contractual maturity.

(2)
Other equity securities having no stated maturity have been included in "Due over 10 years".

INTEREST INCOME ON LOANS AND LEASES

        During 2008, interest income on loans and leases, on a tax equivalent basis, decreased by $500 thousand or 1.0% from 2007. This decrease was primarily due to a 71 basis point decrease in the tax adjusted yield earned on loans and leases during 2008, from 7.02% in 2007 to 6.31% in 2008. The decrease in interest income on loans and leases was partially offset by a $71.8 million or 10.1% increase in average loan and lease balances from $714.1 million in 2007 to $785.9 million in 2008. The yield decrease in 2008 was a direct result of market rate decreases caused by decreases in the Federal Funds target rates over the course of 2007 and 2008. There were seven Federal Reserve actions to lower interest rates throughout 2008 and three in the latter part of 2007.

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

LOAN PORTFOLIO BY TYPE AT DECEMBER 31,

(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial loans	$327,472	$277,715	$243,651	$218,365	$187,903
Real estate—commercial	280,549	235,880	222,300	199,191	186,949
Real estate—commercial construction	69,057	55,414	41,287	49,095	59,093
Real Estate—residential	87,413	59,508	65,698	66,647	56,541
Real Estate—residential construction	45,466	—	—	229	—
Consumer loans(3)	125,318	106,574	108,700	112,993	101,157
Lease financing receivables(2)	4,808	8,349	12,707	17,756	26,362

Total gross loans and leases	940,083	743,440	694,343	664,276	618,005
Allowance for loans and lease losses	(10,335)	(7,817)	(8,186)	(8,123)	(6,816)

Total net loans and leases(1)	$929,748	$735,623	$686,157	$656,153	$611,189

NOTES:

(1)
There were no concentrations of loans exceeding 10% of total gross loans and leases which is not otherwise disclosed as a category of loans in the above table.

(2)
As of December 31, 2008, we are no longer funding leases. Instead, we are acting as an agent for a third party that funds the lease, and we collect an upfront fee.

(3)
Consumer loans consist of consumer installment loans, home equity loans, lines of credit, and loans to small businesses.

 MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
INTEREST RATES AT DECEMBER 31, 2008(1)

(Dollars in thousands)	Maturing Within 1 Year(2)	Maturing After 1 Year And Within 5 Years	Maturing After 5 Years	Total
Commercial loans	$40,445	$78,727	$208,300	$327,472
Real Estate—commercial construction	26,872	13,493	28,692	69,057

Total	$67,317	$92,220	$236,992	$396,529

Loans maturing after 1 year with:
Fixed interest rates
Commercial Loans		$40,197	$34,762
Real Estate—commercial construction		—	—
Variable interest rates
Commercial Loans		38,530	173,538
Real Estate—commercial construction		13,493	28,692

Total		$92,220	$236,992

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

INTEREST EXPENSE

        Interest expense on deposit accounts decreased $4.8 million or 23.2% from $20.5 million in 2007 to $15.8 million in 2008. Decreases in the average interest rate paid on deposits was the primary driver of the lower interest expense on deposit accounts. The average rate paid on interest-bearing deposits decreased 84 basis points from 3.36% in 2007 to 2.52% in 2008. Partially offsetting the impact from the lower rate paid on these deposit balances was an increase in the average interest-bearing deposit balances. Average interest-bearing deposit balances increased $15.2 million or 2.5% from $611.1 million in 2007 to $626.4 million in 2008. The decrease in the average rate paid on deposit balances in 2008 was primarily driven by market interest rate movements. Throughout 2008, the Bank decreased rates paid on most deposit products in response to decreases in Federal Reserve rates. The Bank may continue to respond with necessary deposit product rate changes in 2009 as Federal Reserve actions, market competition and consumer demand warrant. The decrease in the average rate paid on deposit balances was also due to a significant reduction in higher cost brokered CDs. The brokered CDs were generally replaced with lower cost FHLB borrowings. The average brokered CD balance was $14.4 million in 2008 as compared to $57.7 million in 2007.

        Interest expense on deposit accounts increased $4.3 million or 26.4% in 2007 from $16.2 million in 2006 to $20.5 million in 2007. Increases in both the interest-bearing balances and the average rate paid on these balances contributed to the increase in interest expense. Average interest-bearing balances increased $28.0 million or 4.8% from $583.2 million in 2006 to $611.1 million in 2007. The average rate paid on these deposits increased 58 basis points from 2.78% in 2006 to 3.36% in 2007.

        Interest expense on subordinated debt decreased $564 thousand or 38.6% in 2008 as compared to the same period in 2007. This decrease is primarily due to a reduction in market LIBOR rates through 2007 and 2008. The decrease was also due to the lower contractual average spread over LIBOR paid in 2008 as compared to 2007. This was due to the redemption of the higher cost $5.2 million Trust I issuance in July 2007 and the replacement with the lower cost $5.2 million Trust III issuance in June 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points. The decrease was also due to a $161 thousand charge recorded in 2007 for accelerated amortization of issuance costs related to the early redemption of Trust I in 2007.

        Interest expense on FHLB and other borrowings increased $2.8 million or 93.0% from $3.0 million in 2007 to $5.8 million in 2008. This increase was due to a $70.4 million or 93.0% increase in the average FHLB and other borrowings from $75.7 million in 2007 to $146.1 million in 2008. During 2008 the company replaced many higher cost brokered CDs with lower cost FHLB borrowings. The Company uses FHLB advances and other borrowings as a major source of funding.

DEPOSIT ANALYSIS

	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
NOW	$179,512	1.64%	$159,572	2.30%	$134,076	1.76%
Money Market	117,393	2.46%	97,726	4.19%	80,009	3.84%
Statement Savings	40,300	0.70%	43,270	0.79%	49,699	0.80%
Other Savings	2,802	1.50%	1,514	1.52%	636	0.56%
Tiered Savings	48,915	1.30%	64,485	1.45%	104,334	1.49%

Total NOW, Savings, and money market	388,922	1.75%	366,567	2.47%	368,754	2.00%
CD's Less than $100,000(1)	162,650	3.73%	192,236	4.72%	169,630	4.16%
CD's Greater than $100,000	74,822	3.90%	52,342	4.58%	44,795	3.99%

Total CDs	237,472	3.78%	244,578	4.69%	214,425	4.13%
Total interest-bearing deposits	626,394		611,145		583,179
Non-Interest-Bearing Demand Deposits	120,941	—	121,000	—	126,461	—

Total Deposits	$747,335		$732,145		$709,640

(1)
Includes average brokered CDs of $14,434, $57,710 and $51,892 for 2008, 2007 and 2006, respectively

MATURITIES OF CERTIFICATES OF DEPOSIT, $100,000 OR MORE
AT DECEMBER 31, 2008

(Dollars in thousands)	Due Within 3 Months	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Due Over 12 Months	Total
Certificates of Deposit $100,000 or more	$35,676	$16,046	$41,653	$6,643	$100,018

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

        During 2008, the Corporation recorded a $1.6 million provision for loan and lease losses, compared to $80 thousand in 2007 and $3 thousand in 2006. Net charge-offs in 2008 were $464 thousand, compared to $442 thousand of net charge-offs in 2007 and $186 thousand of net recoveries in 2006. The increase in the provision for the year ended December 31, 2008 over the same period in 2007 was determined in accordance with the Bank's allowance for loan and lease loss policy and was driven mainly by increased non-accrual loan and lease balances combined with loan growth and the effects of a recessionary economy. Non-accrual loans as a percentage of gross loans and leases was 1.12% at December 31, 2008, compared to .16% and 1.05% at December 31, 2007 and 2006, respectively. The allowance for loan and lease losses as a percentage of loans and leases at December 31, 2008 was 1.10% compared to 1.05% and 1.18% at December 31, 2007 and 2006, respectively.

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

        The allowance is based on historical trends and uses charge-off experience of the Bank to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-impaired loans and leases to obtain the portion of the allowance for loan and lease losses, which is based on historical trends. Before applying the historical loss experience percentages, loan and lease balances are reduced by amounts of government agency guarantees. Installment loan balances are also adjusted for unearned discounts. Management believes that the allowance for loan and lease losses is adequate based on its current assessment of probable estimated losses, however, it is not possible to predict the effect that future economic trends may have on the level of the provisions for possible loan losses in future periods.

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

        The following tables present information regarding the Bank's total allowance for loan and lease losses as well as the allocation of such amounts to the various categories of loans at the dates indicated:

ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial loans and leases	$7,718	$6,197	$6,505	$5,992	$4,320
Residential real estate	1,027	294	355	361	276
Consumer loans	1,491	1,326	1,148	1,758	1,502
Unallocated	99	—	178	12	718

Total allowance for loan and lease losses	$10,335	$7,817	$8,186	$8,123	$6,816

PERCENTAGE OF ALLOWANCE IN EACH CATEGORY TO TOTAL ALLOWANCE

	December 31,
	2008	2007	2006	2005	2004
Commercial loans and leases	75%	79%	80%	74%	63%
Residential real estate	10%	4%	4%	4%	4%
Consumer loans	14%	17%	14%	22%	22%
Unallocated	1%	—	2%	—	11%

Total allowance for loan and lease losses	100%	100%	100%	100%	100%

ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$7,817	$8,186	$8,123	$6,816	$5,541

Provision charged to operating expense	1,632	80	3	1,382	1,164
Recoveries of loans and leases previously charged off
Commercial loans	87	94	291	178	955
Real estate—mortgages	50	—	6	196	31
Consumer loans	88	32	13	12	28
Lease financing receivables	57	14	49	51	81

Total recoveries	282	140	359	437	1,095

Loan charge-offs
Commercial loans	(156)	(173)	(32)	(59)	(261)
Real estate—mortgages	(173)	(48)	(51)	(245)	(294)
Consumer loans	(417)	(278)	(72)	(82)	(121)
Lease financing receivables	—	(83)	(18)	(97)	(234)

Total charge-offs	(746)	(582)	(173)	(483)	(910)

Net loan (charge-offs) recoveries	(464)	(442)	186	(46)	185
Allowance other adjustment(1)	114	(7)	(126)	(29)	(74)
Addition of American Home Bank Allowance	1,236	—	—	—	—

Balance at end of year	$10,335	$7,817	$8,186	$8,123	$6,816

Year-end loans and leases outstanding	$940,083	$743,440	$694,343	$664,276	$618,005
Average loans and leases outstanding	$785,861	$714,089	$680,474	$650,938	$567,755
Allowance for loan and lease losses as a percentage of year-end loans and leases Outstanding	1.10%	1.05%	1.18%	1.22%	1.10%
Ratio of net (charge-offs) recoveries to average Loans and leases outstanding	(0.06)%	(0.06)%	0.03%	(0.01)%	0.03%

(1)
"Allowance other adjustment" represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit and is recorded in the other liabilities section of the balance sheet. These loans and lines of credit, although unfunded, have been committed to by the Bank.

        Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation's policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Non-accrual loans reduce the Corporation's earnings because interest income is not earned on such assets. The non-accrual loan and lease balances at December 31, 2008 was $10.5 million as compared to $1.2 million at December 31, 2007. The non-accrual loan and lease balances at December 31, 2008 include $4.0 million of non-accrual loan and lease balances associated with the AHB acquisition. The increase in the non-accrual loan and lease balances from December 31, 2007 is also due to the effects of a recessionary economy. The following chart represents detailed information regarding non-performing loans:

NON-PERFORMING LOANS AND ASSETS

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Past due over 90 days and still accruing	$870	$142	$793	$—	$—
Non-accrual loans and leases(1)	10,515	1,194	7,289	8,358	7,877

Total non-performing loans and leases	11,385	1,336	8,082	8,358	7,877
Other real estate owned	1,872	—	—	—	757

Total non-performing assets	$13,257	$1,336	$8,082	$8,358	$8,634

Interest income which would have been recorded	$180	$321	$682	$638	$209
Interest income that was received from customer	—	—	—	—	(27)

Total contractual interest for non-accruing loans and leases not collected	$180	$321	$682	$638	$182

Non-performing loans as a percentage of total loans and leases	1.21%	0.18%	1.16%	1.26%	1.27%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	90.78%	585.10%	101.29%	97.19%	86.53%
Non-performing assets as a percentage of total loans and leases and other real estate owned	1.41%	0.18%	1.16%	1.26%	1.40%
Allowance for loan and lease losses as a percentage of non-performing assets	77.96%	585.10%	101.29%	97.19%	78.94%

(1)
Generally the Bank places a loan in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

        OREO represents real estate owned by the Bank following default by the borrowers. OREO is recorded at the lower of the loan carrying value or fair market value. Fair market value is based primarily upon independent market prices or professional appraisals. In the third quarter of 2008, the Bank wrote the value of the property held in OREO to market value based upon such factors. This resulted in $169 thousand charge to the "Gains (losses) on fixed assets and OREO" line of the income statement. OREO reduces the Corporation's earnings because interest income is not earned on such assets. At December 31, 2008, there were nine properties held by the Corporation as OREO, compared to zero properties at December 31, 2007. The balance of OREO at December 31, 2008 includes eight properties or $1.5 million of OREO balances acquired through the AHB acquisition. The increase in the OREO balances from December 31, 2007 is also due to increased foreclosure activity due to the effects of a recessionary economy.

NON-INTEREST INCOME

        Total non-interest income decreased $2.3 million or 19.1%, to $9.5 million in 2008, compared to an increase of $2.6 million or 28.0% from 2006 to 2007. The various components of non-interest income are discussed below.

        The largest component of non-interest income is Wealth Management and Financial Advisory Services revenue which decreased $128 thousand or 3.1% to $4.0 million in 2008. This compares to an increase of $292 thousand or 7.7% to $4.1 million in 2007. The primary reason for the decreases in Wealth Management revenue for 2008 and 2007 is a decrease in the market value of Wealth Management assets under management. These balances decreased 18.0% in 2008 from $591.3 million at December 31, 2007 to $484.6 million at December 31, 2008. These balances decreased primarily due to decreases in the market values of the underlying securities within the assets under management. Wealth Management assets under management grew 5.0% or $28.3 million in 2007 from $563.0 million at December 31, 2006.

        Service charges on deposit accounts increased $180 thousand or 7.6% to $2.5 million in 2008 compared to an increase of $355 thousand or 17.7% in 2007 from 2006. Service charges on deposit accounts consists mainly of overdraft and insufficient funds charges, combined with periodic and transaction-based service charges. The increases for 2008 and 2007 were primarily due to increases in charges for insufficient funds and overdraft charges.

        Gains on the sales of investment securities were $312 thousand in 2008 as compared to $2 thousand of gains in 2007 and $79 thousand of losses in 2006. The sales of investment securities throughout 2008, 2007 and 2006 were the results of normal portfolio management.

        During 2008, 2007 and 2006, the Corporation had operating lease agreements with several customers. The income on these agreements increased $12 thousand or .9% from $1.3 million in 2007 to $1.3 million in 2008 and increased $120 thousand or 10.4% in 2007 from 2006. The increases in 2008 and 2007 are due to an increased volume in operating leases with one customer. As of December 31, 2008, the Bank is no longer funding operating leases. Instead, the Bank acts as an agent for a third party that does fund the lease and we collect an upfront fee. See the discussion of related depreciation expense in the "Non-Interest Expense" section.

        Gains and losses on the sale of fixed assets and OREO in 2008 was a $13 thousand gain as compared to a $1.4 million gain in 2007 and a $19 thousand gain in 2006. The $13 thousand gain in 2008 includes a $169 thousand charge for the write-down of property held as OREO to fair market value. This 2008 charge was offset by $182 thousand of gains recorded in 2008 from the amortization of deferred gains attributable to the sale-leaseback of facilities in 2007 as discussed in the paragraph below. The $1.4 million gain recorded in 2007 was primarily related to the sales of facilities as discussed in the paragraph below.

        During 2007, the Bank entered into a sale-leaseback agreement on an administrative office facility known as the "Swope Building." The Bank leased back the Swope Building for a period of one year following the September sale date. The Bank recognized a $1.39 million pre-tax gain in connection with this transaction in 2007. The after-tax impact to net income from this gain was $915 thousand in 2007. Also in 2007, the Bank entered into a sale-leaseback agreement on an administrative office facility known as the "Operations Center." As disclosed in the Corporation's Form 8-K dated September 28, 2007, the lease agreement for the Operations Center was for fifteen years with two optional five year renewal periods. The resulting $2.7 million gain was deferred and is being amortized into non-interest income over the fifteen year lease term. Amortization of rent expense on the lease is being recorded in the non-interest expense section of the income statement.

        Gains and fee income generated from the sales of loans during 2008 decreased by $356 thousand or 56.7% from $628 thousand in 2007 to $272 thousand in 2008. This compares with an increase of $241 thousand or 62.3% from $387 thousand in 2006. Included in the $628 thousand gain in 2007 is a $225 thousand gain recorded related to the sale of a $5.9 million loan that had been on non-accrual status. Excluding this event, gains and fees on the sale of loans decreased $131 thousand or 32.5% from $403 thousand to $272 thousand for 2008 compared to the same period in 2007. This decrease from 2007 to 2008 was mainly driven by a decrease in volume. During 2008, the volume of refinancing and originations of saleable loans had substantially decreased from 2007, resulting in a lower amount of gains and fees being collected when compared to 2007. When a mortgage is sold, all unamortized fees collected are recognized as income for that period and any gain or loss based on the current market value is recorded at the time of the sale. The Corporation retains the servicing on a portion of the loans sold and earns a servicing fee.

        Bank-owned life insurance ("BOLI") income relates to a $10 million policy purchased in February 2008. BOLI involves the purchase of a life insurance policy on a group of employees. The Bank is the owner and beneficiary of the policy. The BOLI investment is carried on the balance sheet at the cash surrender value of the underlying policies. Income or loss resulting from increases or decreases in the cash surrender value of the properties is recorded on the income statement. BOLI gains for 2008 were $165 thousand, as compared to $0 in 2007. In December 2008, the Bank cancelled its BOLI policy due to unforeseen market conditions that significantly lowered the current and forecasted yield on the BOLI investment. This made alternative investments financially more attractive. Under the terms of the BOLI agreements, payment of the cash surrender value will be made within one year of the termination date. The Bank expects to receive the full surrender value of the policy in 2009. The Bank acquired $1.4 million of BOLI through the AHB acquisition. These policies continue to be outstanding.

        Asset impairment in 2008 was a $1.3 million loss compared to $0 in 2007 and 2006. In the third quarter of 2008, the Corporation recorded an $850 thousand non-cash pretax other than temporary impairment loss on a $1 million Lehman Brothers Note held in the Bank's investment portfolio combined with a $417 thousand pretax loss on a $13.9 million investment in the Reserve Primary Fund. The Reserve Primary Fund is a short term overnight money market fund designed to maintain a constant $1.00 per share value. The Bank typically uses this type of fund to invest excess overnight cash and categorize this on the balance sheet as Federal funds sold and other overnight investments. During the third quarter of 2008, the fund's value fell below $1.00 per share due to underlying Lehman Brothers commercial paper in the fund. Currently, the fund is in process of liquidation. The Bank wrote its $13.9 million investment down to $13.5 million in the third quarter of 2008. In the fourth quarter of 2008, the Bank collected all but $2.5 million of this investment. The Bank expects to fully recover the remaining $2.5 million.

        Other non-interest income increased $239 thousand or 11.9% from $2.0 million in 2007 to $2.2 million in 2008. This compares with an increase of $80 thousand or 4.1% from 2006. The primary components of other non-interest income over the past three years are as follows:

(Dollars in thousands)	2008	2007	2006
Electronic Banking	$1,116	$1,015	$994
Loan Fee Income	403	323	276
Other(A)	729	671	659

	$2,248	$2,009	$1,929

    (A)
    Other includes rental income, safe deposit box fees, merchant services income, and other commission and fee income.

NON-INTEREST EXPENSE

        Total non-interest expense increased $1.0 million or 3.1% from $32.6 million in 2007 to $33.6 million in 2008, compared to an increase of $1.4 million or 4.5% from 2006 to 2007. The various components of non-interest expense are discussed below.

        Salaries and employee benefits decreased $653 thousand or 3.4% from $19.0 million in 2007 to $18.4 million in 2008, compared to an increase of $1.6 million or 9.1% from $17.4 million in 2006. Salaries and employee benefits expense for 2008 includes a $417 thousand reduction of salary and benefits expense associated with loan origination costs not previously deferred in prior periods. Excluding this item, salaries and employee benefits decreased $236 thousand or 1.2% compared to the same period in 2007. This decrease during 2008 as compared to 2007 was primarily due to an $835 thousand decrease in bonus expense during 2008, partially offset by a general increase in base salaries and an increase in average employee headcount. The increase during 2007 as compared to 2006 was primarily due to a higher average employee headcount; specifically, staffing for new branches as well as new key employees in the Wealth

Management Division and the Commercial Lending and Leasing areas. The increase was also due to higher employee medical insurance expense premiums.

        Net occupancy, equipment and data processing expense increased $635 thousand or 12.3% from $5.2 million in 2007 to $5.8 million in 2008, compared to a decrease of $207 thousand or 3.9% from $5.4 million in 2006. The increase in 2008 as compared to 2007 was mainly due to the addition of the Longwood and Downingtown branches in the first quarter of 2008. The lower expense in 2007 as compared to 2006 is primarily due to core systems and equipment that became fully depreciated in 2006 as well as lower building depreciation expense from the sale of facilities during 2007.

        Depreciation on operating leases remained constant at $1.1 million in 2008 and 2007. This compares to an increase of $69 thousand or 6.9% from $987 thousand in 2006. This depreciation expense is associated with the operating lease agreements the Bank had with several customers. The income associated with these operating leases is classified as Operating Lease Rental Income.

        Bank Shares Tax was $785 thousand, $705 thousand, and $726 thousand for the years 2008, 2007, and 2006, respectively. Bank Shares Tax represented 1.14%, 1.08%, and 1.17% of average stockholders' equity for 2008, 2007, and 2006, respectively. The Pennsylvania Bank Shares Tax is based primarily on a six year average of the Bank's stockholders' equity, and is paid on an annual basis.

        Professional services expense decreased $67 thousand or 3.3% to $2.0 million in 2008 compared to an increase of $183 thousand or 9.9% to $2.0 million in 2007 from $1.8 million in 2006. The higher professional services expense in 2008 as compared with 2007 is primarily due to higher loan related legal fee expense combined with higher employee recruiting fees in 2008. The higher professional services expense in 2007 as compared to 2006 was primarily the result of higher legal and consulting fees in 2007.

        Total other non-interest expense increased $931 thousand or 25.2% from $3.7 million to $4.6 million in 2008 compared with a decrease of $173 thousand or 4.5% from $3.9 million in 2006. The primary components of other non-interest expense over the past three years are as follows:

(Dollars in thousands)	2008	2007	2006
Communication, Postage, and Supplies	$1,223	$1,125	$1,190
Loan and Deposit Supplies	619	548	504
FDIC Premiums and Assessment	490	87	88
Other	2,298	1,939	2,090

	$4,630	$3,699	$3,872

        Other includes director fees, travel and mileage, Wealth Management processing fees, dues and subscriptions, and other general expenses. The increase in 2008 as compared to 2007 is primarily due to an increase in correspondent bank charges combined with a reduction in Wealth Management processing expense from a $125 thousand reimbursement for prior period overbilling by our third party Wealth Management processor recorded in 2007. The increase in other is also due to a $109 thousand charge taken in the first quarter of 2008 from the write-off of miscellaneous other assets.

        The increased FDIC premiums and assessment expense in 2008 reflects the impact of 2006 legislation that increased FDIC premiums for all commercial banks. This legislation provided an assessment credit for each insured bank. The Bank's assessment credit offset $416 thousand of the insurance premium expense in 2007 and $66 thousand in 2008, and was fully utilized in the first quarter of 2008. The increased premium does not indicate any change in the FDIC risk assessment for the Bank. In 2008 and 2009, the FDIC adopted rules that will increase FDIC premiums significantly for assessment periods beginning in the first quarter of 2009. This will cause the Bank's 2009 FDIC premiums and assessment expense to increase significantly over 2008. Management currently estimates that this expense will increase by approximately 240%. FDIC insurance expense was $490 thousand, $87 thousand and $88 thousand for the years 2008, 2007 and 2006.

        In February 2009, the Bank finished renovations on an administrative facility purchased in 2007. Accordingly, this facility was not in service during 2008 or 2007 and will be put into service in 2009. This will have a direct impact on many of the components of non-interest expense. We are continuously looking for new branch opportunities and may open new branches in the future as circumstances permit. In February, 2009, the Corporation opened a new grocery store branch in Jennersville, PA.

INCOME TAXES

        Income tax expense was $1.7 million in 2008 compared with $2.9 million in 2007 and $2.9 million in 2006, representing an effective tax rate of 24.3%, 27.7%, and 28.2%, respectively. The lower effective tax rates in 2008 as compared with 2007, and 2007 as compared to 2006, are primarily due to increases in permanent differences as a relative percentage of pretax income.

CAPITAL ADEQUACY

        The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At December 31, 2008, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered "well capitalized", as defined in the regulations issued pursuant to the FDIC Improvement Act of 1994. The Corporation's and Bank's Risk-Based Capital Ratios, shown below, have been computed in accordance with regulatory accounting policies.

	December 31,
				"Well Capitalized" Requirements
RISK-BASED CAPITAL RATIOS	2008	2007	2006
Corporation
Leverage Ratio	9.87%	9.22%	9.34%	N/A
Tier I Capital Ratio	9.14%	10.84%	11.26%	N/A
Total Risk-Based Capital Ratio	10.15%	11.92%	12.49%	N/A
Bank
Leverage Ratio	9.95%	8.58%	8.58%	5.00%
Tier I Capital Ratio	9.40%	10.08%	10.31%	6.00%
Total Risk-Based Capital Ratio	10.42%	11.18%	11.53%	10.00%

        The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Corporation.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2008:

(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years
Minimum Annual Rentals on non-cancelable operating leases	$12,736	$1,737	$3,065	$2,881	$5,053
Contractual maturities of time deposits	451,691	416,556	25,967	5,813	3,355
Loan commitments	237,630	233,467	3,931	—	232
Federal Home Loan Bank and other borrowings	171,170	47,671	101,151	20,168	2,180
Subordinated debt	15,465	—	—	—	15,465
Standby letters of credit	6,403	6,403	—	—	—

Total	$895,095	$705,834	$134,114	$28,862	$26,285

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

        During the first quarter of 2008, the Bank opened two new branch facilities. The first, a newly constructed, full-service branch located in Kennett Square, Pennsylvania, features the Bank's signature building design, first showcased by the Oxford Branch, which opened in 2005. The second, a full-service branch located in Downingtown, Pennsylvania, replaced the Coatesville Branch. The Coatesville branch was closed in the first quarter of 2008. The Bank also added two new branches through the acquisition of AHB. Technological improvements, including enhanced security over customer information, a more proactive disaster recovery system and an improved infrastructure to support more internet banking products are also expected in the future. We are continuously looking for opportunities to expand our branch system and invest in technology to better serve our customers. In the first quarter of 2009, the Bank opened a new grocery store branch in Jennersville, PA.

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

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the provisions of FSP FAS 157-3 in September 2008. FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions. The Corporation has not yet determined the impact, if any, that FSP EITF 03-6-1 will have on our consolidated financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 did not have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued Staff Position 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157." This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 157-2 did not have a material impact on our consolidated financial statements.

        In December 2007, the SEC released Staff Accounting Bulletin SAB 110 ("SAB 110"), "Share Based Payment." SAB 110 expresses the views of the SEC staff regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of share options in accordance with SFAS 123R. This interpretation gives specific examples of when it may be appropriate to use the simplified method of determining the expected term. SAB 110 is effective for fiscal years beginning on or after January 1, 2008. We adopted the provisions of SAB 110 on January 1, 2008. SAB 110 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141(R) ("SFAS 141(R)"), "Business Combinations." This Statement replaces SFAS 141, "Business Combinations." This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the "purchase method") be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. While the Corporation has not yet evaluated SFAS 141(R) for the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions on or after January 1, 2009, rather than capitalize such costs as currently required.

        In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements." This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. This statement will impact the way in which the Corporation reports minority interest in the Corporation's balance sheet. After adoption of this statement, the corporation will include minority interest in the equity section of the balance sheet.

        In November 2007, the SEC released Staff Accounting Bulletin SAB 109 ("SAB 109"), "Written Loan Commitments Recorded at Fair Value Through Earnings." This bulletin expresses the views of the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 109 is effective for fiscal years beginning after December 31, 2007. We adopted the provisions of SAB 109 on January 1, 2008. SAB 109 did not have a material impact on our consolidated financial statements.

        In March 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (our fiscal year beginning January 1, 2008). We adopted the provisions of EITF 06-11 on January 1, 2008. EITF 06-11 did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report in earnings unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. We adopted the provisions of SFAS No. 159 on January 1, 2008. SFAS 159 did not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements." This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS 157 did not have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

        The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from growth of our existing deposit base, new deposits, FHLB, and cash flow from the investment and loan portfolios. The Corporation considers funds from such sources to comprise its "core" funding sources because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's non-interest bearing demand deposit accounts and credit facilities.

Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of deposits, non-interest-bearing demand deposit accounts and other deposit sources are highlighted in the "Deposit Analysis" table.

        The Corporation primarily utilizes borrowings from the FHLB and other entities in managing its interest rate risk and as a tool to augment deposits and in funding asset growth. The Corporation may utilize these funding sources to better match its assets that are subject to longer term repricing (i.e., between one and five years). The Bank, as a member of the FHLB, maintains several credit facilities (overnight lines of credit, amortizing and non-amortizing fixed rate term and variable rate term advances with FHLB). As of December 31, 2008, the amount outstanding under the Bank's line of credit with the FHLB was $0.

        FHLB and other borrowings totaled $171.2 million compared to $115.4 million at December 31, 2008 and 2007, respectively. These borrowings consist of short and long term borrowings representing a combination of maturities. The average interest rate on these borrowings was approximately 3.9% in both 2008 and 2007. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $257.4 million. In addition, we have backup lines of credit available from other financial institutions as well as the Federal Reserve, totaling $71.8million.

        The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity of its "gap position" within one year is a negative $293 million or -22.5% of total assets at December 31, 2008, compared with a negative $168.2 million or -18.4% of total assets at the end of 2007. The Corporation's gap position is just one tool used to evaluate interest rate risk and the stability of net interest margins. The data in the following chart represents the gap position at a specific point in time and may not be indicative of future gap positions. Another tool that Management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net-income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee policy and monitors the results of the simulations against these limits quarterly. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

 INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 2008

	Repricing Periods
(Dollars in thousands)	Within One Year	Two Through Five Years	Greater Than Five Years	Non-Rate Sensitive	Total
ASSETS
Federal funds sold	$4,884	$—	$—	$—	$4,884
Investment securities	19,080	52,652	42,852	—	114,584
Interest bearing deposits in banks	65,327	—	—	—	65,327
Loans held for sale	90,940				90,940
Loans and leases	407,831	387,100	145,152	(10,335)	929,748
Cash and due from banks	—	—	—	24,939	24,939
Premises & equipment	—	—	—	22,076	22,076
Other assets	10,276	—	—	37,404	47,680

Total assets	$598,338	$439,752	$188,004	$74,084	$1,300,178

LIABILITIES AND CAPITAL
Non-interest-bearing deposits	$—	$—	$—	$146,248	$146,248
Interest bearing deposits	829,498	31,778	7,668	—	868,944
FHLB and other borrowings	46,300	121,000	3,870	—	171,170
Subordinated debt	15,465	—	—	—	15,465
Other liabilities	—	—	13,034	—	13,034
Minority interest	—	—	—	1,485	1,485
Capital	—	—	—	83,832	83,832

Total liabilities and capital	$891,263	$152,778	$24,572	$231,565	$1,300,178

Net interest rate sensitivity gap	$(292,925)	$286,974	$163,432	$(157,481)	$—

Cumulative interest rate sensitivity gap	$(292,925)	$(5,951)	$157,481	$—	$—

Cumulative interest rate sensitivity gap divided by total assets	(22.5)%	(0.5)%	12.1%

        The Corporation's gap position is one factor used to evaluate interest rate risk and the stability of net interest margins. Other factors include computer simulations of what might happen to net interest income under various interest rate forecasts and scenarios. The Corporation's Asset Liability Management Policy requires quarterly calculation of the effects of changes in interest rates on net interest income. The table below summarizes estimated changes in net interest income over the twelve-month period ending December 31, 2009, assuming a static balance sheet under alternative interest rate scenarios. The change in interest rates was modeled to simulate the effect of a proportional shift in asset and liability ratios (rate ramp). The prime rate used as the "driver rate" in these simulations is the average December 2008 prime rate that is reported in the Wall Street Journal.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
(Dollars in thousands)
+200 Basis Points	$49,443	$5,612	12.8%
+100 Basis Points	46,651	2,820	6.4%
Flat Rate	43,831	—	—
-100 Basis Points	40,944	(2,888)	(6.6)%
-200 Basis Points	38,278	(5,554)	(12.7)%

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

        The nature of the Corporation's current operation is such that it is not subject to foreign currency exchange or commodity price risk. The Bank is subject to interest rate risk with respect to its mortgage banking division. When the Bank contractually commits to an interest rate on a residential mortgage loan with a customer that it intends to sell, the Bank may be at risk that the value of the loan, when ultimately sold will be less than par. To hedge this risk, the Bank enters into derivative contract, primarily consisting of forward loan sale commitments.

Item 8.    Financial Statements and Supplementary Data.

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
First Chester County Corporation

        We have audited the accompanying consolidated balance sheets of First Chester County Corporation (a Pennsylvania corporation) and subsidiaries (the Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Chester County Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

        Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" and Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Chester County Corporation and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 16, 2009

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and due from banks	$24,939	$28,884
Federal funds sold and other overnight investments	4,884	24,260
Interest bearing deposits	65,327	216

Total cash and cash equivalents	95,150	53,360

Investment securities available-for-sale, at fair value	114,584	97,977
Mortgage loans held for sale	90,940	665
Loans and leases	940,083	742,775
Less allowance for possible loan and lease losses	(10,335)	(7,817)

Net loans	929,748	734,958
Premises and equipment, net	22,076	17,560
Net deferred tax asset	8,585	4,418
Due from mortgage investors	9,036	—
Bank Owned Life Insurance	1,398	—
Goodwill	5,906	—
Other assets	22,755	5,843

Total assets	$1,300,178	$914,781

LIABILITIES
Deposits
Non-interest-bearing	$146,248	$124,199
Interest-bearing (including certificates of deposit over $100 of $100,018 and $58,816 at December 31, 2008 and 2007, respectively)	868,944	580,699

Total deposits	1,015,192	704,898
Federal Home Loan Bank advances and other borrowings	171,170	115,384
Subordinated debentures	15,465	15,465
Other liabilities	13,034	11,055

Total liabilities	1,214,861	846,802

Minority Interests	1,485	—
STOCKHOLDERS' EQUITY
Common stock, par value $1.00; authorized, 25,000,000 shares; outstanding 6,331,975 at December 31, 2008 and 5,279,815 at December 31, 2007	6,332	5,280
Additional paid-in capital	24,708	11,113
Retained earnings	57,899	55,347
Accumulated other comprehensive loss	(3,292)	(1,207)
Treasury stock, at cost: December 31, 2008—92,931 and December 31, 2007—119,065	(1,815)	(2,554)

Total stockholders' equity	83,832	67,979

Total liabilities and stockholders' equity	$1,300,178	$914,781

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(Dollars in thousands, except per share)	2008	2007	2006
INTEREST INCOME
Loans and leases, including fees	$49,170	$49,791	$45,783
Investment securities	5,021	4,232	4,358
Federal funds sold and deposits in banks	1,117	2,413	2,061

Total interest income	55,308	56,436	52,202

INTEREST EXPENSE
Deposits	15,770	20,529	16,237
Subordinated debt	896	1,460	1,304
Federal Home Loan Bank and other borrowings	5,760	2,984	2,496

Total interest expense	22,426	24,973	20,037

Net interest income	32,882	31,463	32,165
PROVISION FOR LOAN AND LEASE LOSSES	1,632	80	3

Net interest income after provision for loan and lease losses	31,250	31,383	32,162

NON-INTEREST INCOME
Wealth management and advisory services	3,960	4,088	3,796
Service charges on deposit accounts	2,542	2,362	2,007
Gains (losses) on sales of investment securities, net	312	2	(79)
Operating lease rental income	1,285	1,273	1,153
Net gain on fixed assets and OREO	13	1,425	19
Net gains and fees on the sales of loans	272	628	387
Bank-owned life insurance	165	—	—
Asset Impairment	(1,267)	—	—
Other	2,248	2,009	1,929

Total non-interest income	9,530	11,787	9,212

NON-INTEREST EXPENSE
Salaries and employee benefits	18,372	19,025	17,432
Occupancy, equipment, and data processing	5,787	5,152	5,359
Depreciation expense on operating leases	1,060	1,056	987
Bank shares tax	785	705	726
Professional services	1,964	2,031	1,848
Marketing	978	902	929
Other	4,630	3,699	3,872

Total non-interest expense	33,576	32,570	31,153

Income before income taxes	7,204	10,600	10,221
INCOME TAXES	1,747	2,931	2,886

NET INCOME	$5,457	$7,669	$7,335

PER SHARE DATA
Net income per share (Basic)	$1.05	$1.49	$1.42

Net income per share (Diluted)	$1.05	$1.47	$1.40

Dividends declared	$0.560	$0.545	$0.540

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income/(loss)
			Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity	Comprehensive Income/(loss)
(Dollars in thousands)	Shares	Par Value
Balances at January 1, 2006	5,279,815	$5,280	$12,441	$45,938	$(1,929)	$(3,618)	$58,112	$—
Net Income				7,335			7,335	7,335
Cash dividends declared				(2,787)			(2,787)
Other Comprehensive Income
Net unrealized gains on investment securities available-for-sale					456		456	456
Treasury stock transactions			(755)			648	(107)
Stock based compensation			22				22
Share based compensation tax benefit			231				231

Comprehensive Income								$7,791

Balances December 31, 2006	5,279,815	$5,280	$11,939	$50,486	$(1,473)	$(2,970)	$63,262
Net Income				7,669			7,669	7,669
Cash dividends declared				(2,808)			(2,808)
Other Comprehensive Income
Net unrealized gains on investment securities available-for-sale					266		266	266
Treasury stock transactions			(1,042)			416	(626)
Stock based compensation			125				125
Share based compensation tax benefit			91				91

Comprehensive Income								$7,935

Balances December 31, 2007	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	$67,979
Net Income				5,457			5,457	5,457
Cash dividends declared				(2,905)			(2,905)
Other Comprehensive Income
Net unrealized gains on investment securities available-for-sale					(2,085)		(2,085)	(2,085)
Common stock issued in connection with the AHB acquisition	1,052,160	1,052	14,109				15,161
Treasury stock transactions			(677)			739	62
Stock based compensation			163				163
Share based compensation tax benefit			—				—

Comprehensive Income								$3,372

Balances December 31, 2008	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	$83,832

The accompanying notes are an integral part of this statement.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$5,457	$7,669	$7,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,476	2,498	2,777
Provision for loan and lease losses	1,632	80	3
Amortization of investment security premiums and accretion of discounts, net	340	196	232
Amortization of deferred loan fees	(595)	(84)	459
(Gains) losses on sales of investment securities, net	(312)	(2)	79
Gains from the sales of assets	(13)	(1,425)	(19)
Gains & Fees on the sale of loans	(272)	(628)	(387)
Stock-based Compensation Expense	163	125	22
Loss on investment securities	850	—	—
(Increase) decreases in other assets	(1,840)	497	(1,562)
Increase in other liabilities	484	1,267	143

Net cash provided by operating activities	8,370	10,193	9,082

INVESTING ACTIVITIES
Net increase in loans	(101,328)	(70,444)	(51,119)
Proceeds from the sale of loans	14,684	21,610	21,038
Proceeds from sales of investment securities available-for-sale	25,648	4,583	13,631
Proceeds from maturities of investment securities available-for-sale	13,691	14,995	9,216
Proceeds from maturities of investment securities held to maturity	—	5	—
Purchases of investment securities available-for-sale	(42,617)	(28,637)	(14,094)
Purchase of BOLI	(10,000)	—	—
Purchases of premises and equipment	(5,230)	(7,214)	(3,031)
Proceeds from the sale of fixed assets	136	5,253	71
Net cash proceeds from acquisition	5,958	—	—

Net cash used in investing activities	(99,058)	(59,849)	(24,288)

FINANCING ACTIVITIES
Increase (decrease) in short term Federal Home Loan Bank and other short term borrowings	6,000	(5,266)	(5,000)
Increase in long term Federal Home Loan Bank borrowings	111,505	65,000	—
Repayment of long term Federal Home Loan Bank borrowings	(98,321)	(5,946)	(2,304)
Net increase (decrease) in deposits	116,137	(19,770)	28,571
Proceeds from issuance of subordinated debt	—	5,155	—
Repayment of subordinated debt	—	(5,155)	—
Cash dividends paid	(2,905)	(2,808)	(2,787)
Net increase (decrease) in treasury stock transactions	62	(626)	(107)
Share based compensation tax benefit	—	91	231

Net cash provided by financing activities	132,478	30,675	18,604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,790	(18,981)	3,398
Cash and cash equivalents at beginning of year	53,360	72,341	68,943

Cash and cash equivalents at end of year	$95,150	$53,360	$72,341

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        First Chester County Corporation (the "Corporation"), through its wholly-owned subsidiary, First National Bank of Chester County (the "Bank"), has been serving the residents and businesses of Chester County, Pennsylvania, since 1863. More recently, the Bank has expanded into Delaware and Montgomery Counties and, through the acquisition of American Home Bank ("AHB"), Lancaster and Cumberland Counties. The Bank is a locally managed community bank providing loan, deposit, cash management, trust, investment and mortgage banking services from its twenty five locations. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, Internet banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund insurance, brokerage companies, and mortgage banking operations.

        The Corporation and the Bank and their subsidiaries are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Corporation, the Bank and their subsidiaries for adherence to laws and regulations.

1.     Basis of Financial Statement Presentation

        The accounting policies followed by the Corporation and its subsidiaries conform to generally accepted accounting principles generally accepted in the United States of America ("GAAP") and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and their subsidiaries. All significant intercompany transactions have been eliminated.

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

        Statement of Financial Accounting Standards ("SFAS") No. 131 establishes standards for public business enterprises reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess resources and performance. The Corporation has applied the aggregation criteria set forth in SFAS No. 131 for its operating segments and has determined that it has two operating and reporting segments: Community Banking and Mortgage Banking.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Corporation's community banking segment consists of construction, commercial and retail banking. The community banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Corporation. For example, construction and commercial lending is dependent upon the ability of the Corporation to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending. Total assets of the Community Banking segment were $1.12 billion at December 31, 2008.

        The Corporation's Mortgage Banking segment operates under the trade name, "American Home Bank, a division of First National Bank of Chester County." Its principle activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. AHB retains the servicing on a portion of the loans that it sells. AHB was acquired on December 31, 2008. Total assets of the Mortgage Banking segment were $223.8 million at December 31, 2008.

        Certain of the Corporation's subsidiaries, First Chester County Corporation Trust I, II, and III ("Trust I", "Trust II" and "Trust III", collectively, the "Trusts") qualify as variable interest entities under FASB Interpretation 46 ("FIN 46"). Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. The Trusts hold, as their sole asset, subordinated debentures issued by the Corporation. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004 which required the Corporation to deconsolidate the Trusts. Accordingly, the Trusts are not consolidated herein. Trust I was dissolved in 2007.

2.     Financial Instruments

        The Corporation follows SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans, and deposits and borrowings. See Note M for further information.

3.     Investment Securities

        The Corporation follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Corporation does not engage in security trading, the balance of its debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income. In accordance with SFAS No. 115, the Corporation evaluates the individual securities making up the investment portfolio for other than temporary impairment on a quarterly basis. If a security is deemed to be other than temporarily impaired, the impairment is recorded in noninterest income in the period in which it is recognized. Factors considered by management in determining whether a security is other than temporarily impaired include current and forecasted market conditions for that security as well as our ability and the intent to hold the security until recovery.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

4.     Loans Held for Sale

        Mortgage loans held for sale consist primarily of residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. The Bank accounts for loans held for sale at fair value. Gains on the sales of these loans are recorded in the period in which the loans are sold in accordance with the provisions of Statement No. 140.

5.     Loans and Leases and Allowance for Loan and Lease Losses

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

        The Corporation accounts for impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." SFAS No. 114 requires loan impairment to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price or the fair value of the collateral if the loan is collateral dependent. If it is probable that a creditor will foreclose on a property, the creditor must measure impairment based on the fair value of the collateral.

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

6.     Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation. Assets are depreciated over their estimated useful lives, principally by the straight-line method.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Corporation accounts for impairment of long-term assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard requires recognition and measurement of long-lived assets to be held and used or to be disposed of by sale. The Corporation had no impaired long-lived assets at December 31, 2008, 2007, or 2006.

7.     Due from Mortgage Investors

        Due from mortgage investors represents the fair value of mortgage loans sold where the respective loan files have been transferred to investors for which the corporation has not yet received proceeds. Funds due from the investor normally are received within ten days of the transfer.

8.     Bank Owned Life Insurance

        The Bank invests in bank owned life insurance ("BOLI"). BOLI involves the purchase of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiaries of the policies. The life insurance investment is carried as an asset at the cash surrender value of the underlying policies. Changes in the cash surrender value of the policies are reflected in the income statement. The Bank acquired $1.4 million of BOLI through the AHB acquisition. These policies continue to be outstanding.

9.     Other

        Included in other assets is a receivable $10.2 million from Hartford Life Insurance and JP Morgan Chase for proceeds from the settlement of the Bank's Bank-owned life insurance ("BOLI"). The policy was terminated in December 2008 due to unforeseen market conditions that significantly lowered the current and forecasted yield on the BOLI investment. Under the terms of the BOLI agreements, payment of the cash surrender value will be made within one year of the termination date. The Bank expects to receive the full surrender value of the policy in 2009.

10.   Mortgage Servicing Rights

        The Bank acquired mortgage servicing rights in connection with the AHB acquisition. The Corporation follows the provisions of Statement No.156 in recording its mortgage servicing rights. The table below details the mortgage servicing rights as of December 31, 2008.

(Dollars in thousands)
Fair value at beginning of year	$—
Additions
Servicing rights acquired through purchase of AHB	239

Fair value at end of year	$239

Loans serviced for others	$47,298
Escrow balances	470

        Mortgage servicing rights are included in other assets.

11.   Derivatives and Hedging Activity

        The Corporation follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value.

12.   Contributions

        The Corporation accounts for contributions in accordance with SFAS No. 116, "Accounting for Contributions Received and Contributions Made." SFAS No. 116 specifies that contributions made by the Corporation be recognized as expenses in the period made and as decreases of assets or increases of liabilities depending on the form of the benefits given. In accordance with SFAS No. 116, the Corporation incurred contribution expenses relating to long-term commitments to local not-for-profit organizations of $132 thousand, $171 thousand and $78 thousand during 2008, 2007 and 2006, respectively.

13.   Income Taxes

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

14.   Employee Benefit Plans

        The Corporation has certain employee benefit plans covering eligible employees. The Bank accrues such costs as earned by the employee.

15.   Share-Based Compensation Plan

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

        In connection with the AHB acquisition, the Corporation assumed the outstanding obligations under AHB's option plan and the options issued under the plan, adjusted and converted into options to acquire 147,000 shares of the Corporation's common stock. These options were all fully vested as of December 31, 2008.

        The Corporation has two expired or terminated stock option plans. Although the Corporation's ability to issue stock options under the 1995 stock plan has expired, these outstanding stock options remain in

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effect according to their original term. In addition, the Corporation assumed the outstanding obligations under the AHB option plan, however, no further options may be issued under this plan.

        At December 31, 2008, the Corporation has one restricted stock-based employee compensation plan. The Corporation expenses the grant date fair value of stock awards on a straight-line basis over the vesting period of the award utilizing probability weighted vesting assumptions.

16.   Wealth Management Division Assets and Income

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

17.   Net Income Per Share

        The Corporation follows the provisions of SFAS No. 128, "Earnings Per Share" requires presentations of basic and diluted net income per share ("EPS") in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if options to issue common stock were exercised.

18.   Cash Flow Information

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments. Generally, federal funds and overnight investments are purchased and sold for one-day periods. Cash paid for interest for the years ended December 31, 2008, 2007, and 2006 was $23.3 million, $24.1 million and $19.7 million, respectively. Cash paid for income taxes for the years ended December 31, 2008, 2007, and 2006 was $2.8 million, $2.1 million, and $3.7 million, respectively.

19.   Reporting Comprehensive Income

        The Corporation follows the provisions of SFAS No. 130, "Reporting of Comprehensive Income," which requires the reporting of comprehensive income which includes net income as well as certain other items which result in a change to equity during the period.

	December 31, 2008
(Dollars in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized holding losses arising during the period	$(3,471)	$1,180	$(2,291)
Reclassification adjustment for gains realized in net income	312	(106)	206

Other comprehensive loss	$(3,159)	$1,074	$(2,085)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2007
(Dollars in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized holding gains arising during the period	$401	$(136)	$265
Reclassification adjustment for gains realized in net income	2	(1)	1

Other comprehensive income	$403	$(137)	$266

	December 31, 2006
(Dollars in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized holding gains arising during the period	$770	$(262)	$508
Reclassification adjustment for gains realized in net income	(79)	27	(52)

Other comprehensive income	$691	$(235)	$456

20.   Advertising Costs

        The Bank expenses advertising costs as incurred.

21.   Business Combinations and Goodwill

        The Corporation accounts for its acquisitions using the purchase accounting method as required by Statement of Financial Accounting Standards No. 141, "Business Combinations". Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets and liabilities acquired. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill.

        As required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are to be charged to expense in the period in which goodwill is determined to be impaired.

        Goodwill of $5.9 million was recorded as a result of the AHB acquisition transaction that occurred on 12/31/08. Management will evaluate this goodwill for impairment going forward.

22.   Variable interest entities

        Certain of the Corporation's subsidiaries, First Chester County Corporation Trust I, II, and III ("Trust I", "Trust II" and "Trust III", collectively, the "Trusts") qualify as variable interest entities under FASB Interpretation 46 ("FIN 46"). Each of the Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. The Trusts hold, as their sole asset, subordinated debentures issued by the Corporation. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities. The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004 which required the Corporation to deconsolidate the Trusts. Accordingly, the Trusts are not consolidated herein. Trust I was dissolved in 2007.

        The Bank has partial ownership in certain affiliated business arrangements. These entities serve as a source for retail mortgage business through the entity's relations with builders, realtors and other

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

businesses. Management reviewed these entities for consolidation under the requirements of FIN 46(R) and determined that the Bank is the primary beneficiary of these variable interest entities. Accordingly, the assets and liabilities of these entities that were consolidated under the requirements of FIN 46(R) as of December 31, 2008 are as follow:

(Dollars in thousands)
Cash	$1,101
Other assets	519

Total assets	$1,620
Other liabilities	185

Total liabilities	$185

23.   Reclassifications

        Certain numbers have been reclassified to conform with the 2008 presentation. These reclassifications have no impact on net income or net income per share.

24.   New Accounting Pronouncements

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the provisions of FSP FAS 157-3 in September 2008. FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions. The Corporation has not yet determined the impact, if any, that FSP EITF 03-6-1 will have on our consolidated financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 did not have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued Staff Position 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157." This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 157-2 did not have a material impact on our consolidated financial statements.

        In December 2007, the SEC released Staff Accounting Bulletin SAB 110 ("SAB 110"), "Share Based Payment." SAB 110 expresses the views of the SEC staff regarding the use of a simplified method, as

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discussed in SAB 107, in developing an estimate of the expected term of share options in accordance with SFAS 123R. This interpretation gives specific examples of when it may be appropriate to use the simplified method of determining the expected term. SAB 110 is effective for fiscal years beginning on or after January 1, 2008. We adopted the provisions of SAB 110 on January 1, 2008. SAB 110 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141(R) ("SFAS 141(R)"), "Business Combinations." This Statement replaces SFAS 141, "Business Combinations." This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the "purchase method") be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. While the Corporation has not yet evaluated SFAS 141(R) for the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions on or after January 1, 2009, rather than capitalize such costs as currently required.

        In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements." This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Corporation has not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements. This statement will impact the way in which the Corporation reports minority interest in the Corporation's balance sheet. After adoption of this statement, the corporation will include minority interest in the equity section of the balance sheet.

        In November 2007, the SEC released Staff Accounting Bulletin SAB 109 ("SAB 109"), "Written Loan Commitments Recorded at Fair Value Through Earnings." This bulletin expresses the views of the SEC staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. SAB 109 is effective for fiscal years beginning after December 31, 2007. We adopted the provisions of SAB 109 on January 1, 2008. SAB 109 did not have a material impact on our consolidated financial statements.

        In March 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (our fiscal year beginning January 1, 2008). We adopted the provisions of EITF 06-11 on January 1, 2008. EITF 06-11 did not have a material impact on our consolidated financial statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement defines items eligible for the measurement option. A business entity shall report in earnings unrealized gains and losses on items for which the fair value option has been elected at each subsequent reporting date. We adopted the provisions of SFAS No. 159 on January 1, 2008. SFAS 159 did not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued Statement No. 157 ("SFAS 157"), "Fair Value Measurements." This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS 157 did not have a material impact on our consolidated financial statements.

NOTE B—ACQUISITIONS

        On December 31, 2008, the Corporation completed its acquisition of AHB. Under the terms of the merger agreement, AHB merged with and into FNB (the "Merger"). AHB is now operating as a division of the Bank under the trade name, "American Home Bank, a Division of First National Bank of Chester County." The primary focus of AHB is mortgage-banking activities. AHB's mortgage- banking activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. AHB retains the servicing on a portion of the loans that it sells. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers. This acquisition was intended to help the Bank to further diversify the Bank's products, services, and sources of income as well as expand the Bank's geographic footprint.

        As a result of the Merger, each outstanding share of AHB common stock was converted into the right to receive either $11.00 in cash or 0.70 shares of FCCC common stock, plus cash in lieu of fractional shares. Pursuant to the allocation procedures set forth in the Merger Agreement, 1,052,160 shares of FCCC common stock were issuable to the holders of 90% of AHB's outstanding common stock and $1.8 million was payable to the holders of 10% of AHB's outstanding common stock. In addition, pursuant to the terms of the Merger Agreement, each AHB option to purchase shares of AHB common stock at the effective time of the Merger converted into an option to purchase such number of shares of FCCC common stock equal to the number of shares of the AHB option multiplied by 0.7000, rounded down to the nearest whole share, at an exercise price equal to the exercise price of the AHB option at the effective time of the Merger divided by 0.7000, rounded up to the nearest whole cent. Each outstanding AHB warrant at the effective time of the Merger was cancelled and converted into the right to receive cash in the amount equal to the difference between the AHB warrant strike price and $11.00. The merger resulted in goodwill of approximately $5.9 million.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE B—ACQUISITIONS (Continued)

        The following table summarizes the estimated fair values of AHB's assets acquired and liabilities on December 31, 2008. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations."

(Dollars in thousands)
ASSETS
Cash and due from banks	$7,177
Federal funds sold and other overnight investments	1,460
Interest Bearing Deposits	2,156
Investment securities available-for-sale	17,366
Loans Held For Sale	89,494
Loans	110,928
Less allowance for possible loan losses	(1,236)

Net loans	109,692
Premises and equipment, net	1,896
Due from mortgage investors	9,036
Other	9,565

Total assets	247,842
LIABILITIES
Deposits:
Non-interest bearing	7,435
Interest bearing	186,722
Federal Home Loan Bank advances and other borrowings	36,602
Other liabilities	2,993

Total liabilities	233,752
Net assets acquired	$14,090

        Goodwill of $5.9 million was recorded in connection with the acquisition AHB. The following table provides the calculation of the goodwill. Management is in the process of evaluating and finalizing the

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE B—ACQUISITIONS (Continued)

purchase accounting adjustments, thus the allocation of the purchase price is subject to refinement. The following table provides the calculation of the goodwill:

(Dollars in thousands)
Purchase Price:
Purchase price assigned to shares exchanged for stock	$15,088
Purchase price assigned to options issued	73
Purchase price assigned to shares exchanged for cash, warrants and other consideration	2,139
Deal costs and other cash paid	2,696

Total purchase price	19,996
AHB Stockholders' Equity	15,422
AHB's goodwill asset	(1,352)
Estimated adjustments to reflect assets acquired at fair market value:
Loans	922
Premises and equipment	90
Net deferred tax asset	777
Estimated adjustments to reflect liabilities acquired at fair market value:
Time deposits	(467)
FHLB borrowings	(1,302)

Net assets acquired	14,090
Goodwill	$5,906

        The fair value of certain assets and certain liabilities were based on quoted market prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtained prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Corporation used its own assumptions in an effort to determine a reasonable fair value. In other instances, the Corporation assumed the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. The Corporation determined that there were no other categories of identifiable intangible assets arising from the AHB acquisition.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE B—ACQUISITIONS (Continued)

        The following table details pro forma financial results for the Corporation and AHB for the year ended December 31, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:

	December 31,
Dollars in thousands except per share	2008	2007
Interest income	$69,790	$68,435
Interest expense	(32,020)	(33,450)
Provision for loan and lease losses	(2,032)	(280)
Non-interest income	30,569	32,292

Total revenue	66,307	66,997
Non-interest expense	62,027	56,703

Pretax net income	4,280	10,294
Income tax expense	547	2,827

Net income	$3,733	$7,467
EPS Basic	$0.60	$1.20
Diluted EPS	$0.60	$1.19

NOTE C—INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation's available-for-sale securities at December 31, 2008 and 2007 are summarized as follows:

(Dollars in thousands) 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency	$12,182	$144	$(7)	$12,319
Mortgage-backed securities	52,151	974	(95)	53,030
State and municipal	10,327	74	—	10,401
Corporate securities	31,089	—	(5,072)	26,017
Other equity securities	13,659	50	(892)	12,817

	$119,408	$1,242	$(6,066)	$114,584

(Dollars in thousands) 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency	$3,082	$30	$(12)	$3,100
Mortgage-backed securities	56,925	260	(531)	56,654
State and municipal	13,686	73	(109)	13,650
Corporate securities	15,121	30	(665)	14,486
Other equity securities	10,993	44	(950)	10,087

	$99,807	$437	$(2,267)	$97,977

        The amortized cost and estimated fair value of debt securities classified as available-for-sale at December 31, 2008, by contractual maturity, are shown in the following table. Expected maturities will

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE C—INVESTMENT SECURITIES (Continued)

differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,898	$2,629
Due after one year through five years	31,415	28,503
Due after five years through ten years	6,279	5,974
Due after ten years	13,006	11,631

	53,598	48,737
Mortgage-backed securities	52,151	53,030
Other equity securities	13,659	12,817

	$119,408	$114,584

        Proceeds from the sale of investment securities available for sale were $25.6 million, $4.6 million and $13.6 million during 2008, 2007, and 2006, respectively. Gains of $409 thousand, $21 thousand and $76 thousand and losses of $97 thousand, $19 thousand and $155 thousand were realized on sales of securities in 2008, 2007, and 2006, respectively. The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $89.0 million and $87.1 million at December 31, 2008 and 2007, respectively. There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008.

		Less than 12 months		12 months or longer		Total
(Dollars in thousands) Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	2	$1,475	$(5)	$173	$(2)	$1,648	$(7)
Mortgage-backed securities	4	3,332	(45)	1,809	(50)	5,141	(95)
State and municipal	—	—	—	—	—	—	—
Corporate Securities	25	17,605	(1,977)	8,412	(3,095)	26,017	(5,072)
Marketable Equity Securities	5	—	—	13,658	(892)	13,658	(892)
Total temporarily impaired investment securities	36	$22,412	$(2,027)	$24,052	$(4,039)	$46,464	$(6,066)

        Management has considered factors regarding other than temporarily impaired securities and has determined that there was one other than temporarily impaired security at December 31, 2008. The 2008 consolidated statement of income includes an $850 thousand non-cash pretax other than temporary impairment loss on a $1.0 million Lehman Brothers Note held in the Bank's investment portfolio. Management believes that there are no additional securities that were impaired as of December 31, 2008. Factors considered by management in determining whether a security is other than temporarily impaired include current and forecasted market conditions for that security as well as our ability and the intent to hold the security until recovery.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE C—INVESTMENT SECURITIES (Continued)

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007.

		Less than 12 months		12 months or longer		Total
(Dollars in thousands) Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	1	$—	$—	$784	$(12)	$784	$(12)
Mortgage-backed securities	24	3,039	(14)	30,726	(517)	33,765	(531)
State and municipal	24	—	—	8,372	(109)	8,372	(109)
Corporate securities	15	1,915	(77)	10,623	(588)	12,538	(665)
Other equity securities	13	—	—	10,993	(950)	10,993	(950)

Total temporarily impaired investment securities	77	$4,954	$(91)	$61,498	$(2,176)	$66,452	$(2,267)

        Management has considered factors regarding other than temporarily impaired securities and believes that there are no securities that were impaired as of December 31, 2007.

NOTE D—LOANS AND LEASES

        Major classifications of loans are as follows:

(Dollars in thousands)	2008	2007
Commercial loans	$327,472	$277,715
Real estate—commercial	280,549	235,880
Real estate—commercial construction	69,057	55,414
Real estate—residential	87,413	59,508
Real estate—residential construction	45,466	—
Consumer loans	125,318	106,574
Lease financing receivables	4,808	8,349

	940,083	743,440
Less: Allowance for loan and lease losses	(10,335)	(7,817)

	$929,748	$735,623

        Loan and lease balances on which the accrual of interest has been discontinued amounted to approximately $10.5 million and $1.2 million at December 31, 2008 and 2007, respectively. Interest on these non-accrual loans and leases would have been approximately $180 thousand, $321 thousand and $682 thousand in 2008, 2007 and 2006, respectively. Loan and lease balances past due 90 days or more, which are not on a non-accrual status, but which Management expects will eventually be paid in full, amounted to $870 thousand, $142 thousand and $793 thousand at December 31, 2008, 2007 and 2006, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE D—LOANS AND LEASES (Continued)

        Changes in the allowance for loan and lease losses are summarized as follows:

(Dollars in thousands)	2008	2007	2006
Balance at beginning of year	$7,817	$8,186	$8,123
Provision charged to operating expenses	1,632	80	3
Recoveries	282	140	359
Loans charged-off	(746)	(582)	(173)
Allowance adjustment—Other	114	(7)	(126)
Allowance acquired through acquisition	1,236	—	—

Balance at end of year	$10,335	$7,817	$8,186

        The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full. Previously accrued interest is reversed.

        The balance of impaired loans was $10.5 million, $1.2 million, and $7.3 million at December 31, 2008, 2007, and 2006, respectively. The associated allowance for loan and lease losses for impaired loans was $856 thousand, $72 thousand and $840 thousand at December 31, 2008, 2007, and 2006, respectively. The following chart presents additional information about impaired loan and lease balances as of December 31, 2008 and 2007:

	December 31,
	2008		2007
(Dollars in thousands)	Impaired Loan Balance	Associated Allowance	Impaired Loan Balance	Associated Allowance
Commercial loans	$3,632	$285	$972	$70
Real estate—commercial	1,650	126
Real estate—commercial construction	—	—	—	—
Real estate—residential	3,876	350	—	—
Real estate—residential construction	—	—	—	—
Consumer loans	1,166	95	222	2
Lease financing receivables	190	—	—	—

Total	$10,514	$856	$1,194	$72

        During 2008, activity in the allowance for impaired loan and lease losses included a provision of $473 thousand, chargeoffs of $31 thousand, recoveries of $0, and loans returned to performing status of $8 thousand. Interest income of $0 was recorded in 2008, while contractual interest in the same period amounted to $180 thousand. Cash collected on impaired loans in 2008 was $456 thousand, of which $456 thousand was applied to principal and $0 was applied to interest income.

        During 2007, activity in the allowance for impaired loan and lease losses included a provision of $11 thousand, chargeoffs of $1 thousand, recoveries of $0, and loans paid off or returned to performing status of $0. Interest income of $0 was recorded in 2007, while contractual interest in the same period amounted to $321 thousand. Cash collected on impaired loans in 2007 was $6.9 million, of which

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE D—LOANS AND LEASES (Continued)

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

        In the normal course of business, the Bank makes loans to certain officers, directors, and their related interests. All loan transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as comparable transactions with all other parties. In Management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2008 and 2007 was approximately $22.0 million and $31.1 million, respectively. In 2008 and 2007, principal payments on these loans were $35.4 million and $29.0 million, respectively. In 2008 and 2007, new loans to these individuals and their related interests were $38.0 million and $2.3 million, respectively.

NOTE E—PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

(Dollars in thousands)	Useful Lives	2008	2007	2006
Premises	5-40 Years	$18,078	$16,989	$16,979
Equipment	1-5 Years	28,577	23,897	22,045
Construction in process		5,549	1,629	220

		52,204	42,515	39,244
Less Accumulated depreciation		(30,128)	(24,955)	(25,256)

		$22,076	$17,560	$13,988

        Included in the equipment category above is $6.0 million and $6.1 million of operating lease assets as of December 31, 2008 and 2007, respectively. Included in the accumulated depreciation line above is $3.0 million and $2.6 million of accumulated depreciation on these operating lease assets as of December 31, 2008 and 2007, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE F—DEPOSITS

        At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2009	$416,556
2010	22,878
2011	3,089
2012	3,171
2013	2,642
Thereafter	3,355

$451,691

        In the normal course of business, the Bank holds deposits from certain officers, directors, and their related interests. All deposit transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as comparable transactions with all other parties. The balance of these deposits was $4.6 million and $8.4 million at December 31, 2008 and 2007, respectively.

NOTE G—BORROWINGS

        The Bank, as a member of the FHLB, maintains several credit facilities secured by the Bank's mortgage-related assets. FHLB borrowings provide additional funds to meet the Bank's liquidity needs. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $257.4 million of which 36.3%, or $93.5 million, is currently available. FHLB borrowings are collateralized by a pledge on the Bank's entire portfolio of unencumbered investment securities, certain mortgage loans and a lien on the Bank's FHLB stock. The Bank also maintains borrowing facilities with Wachovia Bank, Atlantic Central Bankers' Bank and the Federal Reserve.

1.     Short Term Borrowings

        Short term FHLB and other borrowings generally have maturities of less than one year. The details of these short term borrowings are as follows:

(Dollars in thousands)	2008	2007	2006
Average balance outstanding	$276	$—	$4,000
Maximum amount outstanding at any month-end during the period	$6,000	$—	$5,000
Balance outstanding at period end	$6,000	$—	$—
Weighted-average interest rate during the period	0.02%	—	0.94%
Weighted-average interest rate at period end	3.25%	—	—

2.     Long Term Borrowings

        At December 31, 2008 and 2007, long term borrowings from the FHLB totaled $165,170 and $115,384. Long term borrowings consist of fixed-rate amortizing and non-amortizing borrowings that will mature within one to nine years. The amortizing borrowings had a weighted average interest rate of 5.33%, 5.31%, and 5.43% and the non-amortizing borrowings had a weighted average interest rate of 4.12%, 4.20%, and 3.48% for 2008, 2007 and 2006, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE G—BORROWINGS (Continued)

        As of December 31, 2008, long term FHLB borrowings mature as follows:

(Dollars in thousands)
2009	$41,671
2010	81,573
2011	19,577
2012	20,082
2013	86
Thereafter	2,181

$165,170

NOTE H—OTHER NON-INTEREST EXPENSE

        The components of other non-interest expense are detailed as follows:

(Dollars in thousands)	2008	2007	2006
Communication, postage, and supplies	$1,223	$1,125	$1,190
Loan and deposit supplies	619	548	504
FDIC premiums and assessments	490	87	88
Director costs	390	379	290
Travel and mileage	292	264	291
Dues and subscriptions	135	115	151
Wealth Management processing	210	122	317
General expenses	766	675	585
Other	505	384	456

	$4,630	$3,699	$3,872

NOTE I—INCOME TAXES

        The components of income tax expense are detailed as follows:

(Dollars in thousands)	2008	2007	2006
Current expense	$2,686	$3,039	$2,938
Deferred expense (benefit)	(939)	(108)	(52)

Total tax expense	$1,747	$2,931	$2,886

        The income tax provision reconciled to the statutory federal rate follows:

	2008	2007	2006
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax rate from
Tax-exempt loan and investment income	(6.4)	(3.9)	(3.7)
Tax credits	(3.5)	(2.8)	(2.6)
Other, net	0.2	0.4	0.5

Applicable income tax rate	24.3%	27.7%	28.2%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE I—INCOME TAXES (Continued)

        The net deferred tax asset consists of the following:

(Dollars in thousands)	2008	2007
Allowance for loan and lease losses	$3,507	$2,658
Net operating loss carryforward(1)	1,575	—
Unrealized losses on investment securities available-for-sale	1,637	622
Prepaid expenses	(142)	(222)
Accrued pension and deferred compensation	235	246
Depreciation	875	880
Net unrealized gain on loans and derivatives	(365)	—
Mortgage servicing rights	(81)	—
Bond accretion	285	(32)
Allowance for unfunded loans
and unused lines of credit	151	190
Other	908	76

Total net deferred tax asset	$8,585	$4,418

    (1)
    As a result of the AHB acquisition, the Corporation acquired a net deferred tax asset of approximately $1.7 million. Included in the net deferred tax asset is a net operating loss carryforward of approximately $1.6 million. Due to the ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, the Corporation is limited in the use of this net operating loss carryforward. The Corporation expects to fully utilize this loss carryforward over the next five years.

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

        At December 31, 2008, the Corporation currently has one unexpired stock based compensation plan, pursuant to which, shares of the Corporation's common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During 2008, the Corporation granted 34,500 shares valued at $17.80 per share at the grant date. These shares, or a portion thereof, will vest on the third anniversary of the grant date subject to certain employment and company performance requirements. During 2007, the Corporation granted 22,900 shares valued at $21.05 per share at the grant date. One third of these shares vest on each of the first three anniversaries of the date of the grant. These restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events. A summary of the Corporation's unvested restricted shares is as follows:

(Dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2008	21,400
Granted	34,500
Vested	(7,133)
Forfeited	(4,692)

Unvested at December 31, 2008	44,075	$18.74	$425

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS (Continued)

        The Corporation recorded $163 thousand and $125 thousand of restricted stock expense in 2008 and 2007, respectively. As of December 31, 2008, there was a total of $503 thousand of unrecognized compensation cost related to unvested stock awards. This cost may be recognized over the next 26 months depending upon whether the performance requirements are met.

        The Corporation also has two expired or terminated stock option plans. Although the Corporation's ability to issue stock options under its 1995 Stock Option Plan has expired, these outstanding stock options remain in effect according to their terms. In addition, in connection with the AHB acquisition, the Corporation assumed the outstanding obligations under AHB's option plan and the options issued under the plan, adjusted and converted into options to acquire 147,000 shares of the Corporation's common stock. Aggregated information regarding the Corporation's Stock Option Plan and the options assumed by the Corporation in connection with the AHB acquisition as of December 31, 2008 is presented below.

(Dollars in thousands, except per share data) Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	208,308	$15.00	—
Acquired via acquisition	147,000	16.41	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	(57,274)	16.38	—
Outstanding at December 31, 2008	298,034	$15.43	3.53	$0
Exercisable at December 31, 2008	298,034	$15.43	3.53	$0

        The total intrinsic value (market value on date of exercise less grant price) of options at December 31, 2008 was $0 because all options had an exercise price that was higher than the December 31, 2008 market price.

        Cash received from option exercises under the stock option plan was $0 and $1.1 million for the years ended December 31, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises under the plan was $0 and $91 thousand for the years ended December 31, 2008 and 2007, respectively. The impact of these cash receipts is included under "Financing Activities" in the accompanying Consolidated Statements of Cash Flows. The impact of the tax benefit realized is included in other liabilities under "Operating Activities" in the Corporation's Consolidated Statements of Cash Flows.

NOTE K—NET INCOME PER SHARE

        The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the Year Ended December 31, 2008
	Income	Shares	Per-Share Amount
Net income per share (Basic):	$5,456,819	5,188,171	$1.05
Effect of Dilutive Securities
Add options to purchase common stock	—	12,152	—

Net income per share (Diluted):	$5,456,819	5,200,323	$1.05

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE K—NET INCOME PER SHARE (Continued)

        52,429 shares have been excluded in the computation of 2008 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2008 was $9.65.

	For the Year Ended December 31, 2007
	Income	Shares	Per-Share Amount
Net income per share (Basic):	$7,669,250	5,160,607	$1.49
Effect of Dilutive Securities
Add options to purchase common stock	—	59,333	(0.02)

Net income per share (Diluted):	$7,669,250	5,219,940	$1.47

        12,817 shares have been excluded in the computation of 2007 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2007 was $17.38.

	For the Year Ended December 31, 2006
	Income	Shares	Per-Share Amount
Net income per share (Basic):	$7,334,945	5,160,340	$1.42
Effect of Dilutive Securities
Add options to purchase common stock	—	88,860	(0.02)

Net income per share (Diluted):	$7,334,945	5,249,200	$1.40

        16,399 shares have been excluded in the computation of 2006 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2006 was $20.96.

NOTE L—REGULATORY MATTERS

        The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon deposit levels and other factors. The required average amount of those reserve balances was $25 thousand as of December 31, 2008 and 2007.

        Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The Bank, without the prior approval of regulators, can declare dividends to the Corporation totaling approximately $8.3 million plus additional amounts equal to the net earnings of the Bank for the period from January 1, 2009 through the date of declaration of such a dividend, less dividends previously paid subject to the further limitations that dividends may be paid only to the extent the retained net profits (including the portion transferred to surplus) exceed bad debts and provided that the Bank would not become "undercapitalized" (as defined by Federal law).

        The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE L—REGULATORY MATTERS (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and Tier I Capital to average quarterly assets (Total Risk Based Capital ratio, Tier I Capital ratio, and Leverage ratio, respectively). Management believes that the Corporation and the Bank meet all capital adequacy requirements to which it is subject, as of December 31, 2008.

        Federal banking agencies categorized the Corporation and the Bank as well capitalized under the regulatory framework for corrective action. To be categorized as adequately capitalized the Corporation and the Bank must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I leverage ratios as set forth in the table.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE L—REGULATORY MATTERS (Continued)

        The Corporation's and Bank's actual capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Leverage Ratio
Corporation	$96,822	9.87%	$39,253	≥4.00%	N/A	N/A
Bank	$99,320	9.95%	$39,920	≥4.00%	$49,900	≥5.00%
Tier I Capital Ratio
Corporation	$96,822	9.14%	$42,386	≥4.00%	N/A	N/A
Bank	$99,320	9.40%	$42,284	≥4.00%	$63,427	≥6.00%
Total Risk Based Capital Ratio
Corporation	$107,602	10.15%	$84,772	≥8.00%	N/A	N/A
Bank	$110,123	10.42%	$84,569	≥8.00%	$105,711	≥10.00%
As of December 31, 2007:
Leverage Ratio
Corporation	$83,664	9.22%	$36,280	≥4.00%	N/A	N/A
Bank	$77,537	8.58%	$33,130	≥4.00%	$45,162	≥5.00%
Tier I Capital Ratio
Corporation	$83,664	10.84%	$30,882	≥4.00%	N/A	N/A
Bank	$77,537	10.08%	$30,755	≥4.00%	$46,133	≥6.00%
Total Risk Based Capital Ratio
Corporation	$92,040	11.92%	$61,764	≥8.00%	N/A	N/A
Bank	$85,933	11.18%	$61,511	≥8.00%	$76,889	≥10.00%

        The Bank is subject to deposit insurance assessments by the FDIC. The FDIC's assessment rates have increased significantly in 2008 over 2007 and 2006 due to the Federal Insurance Reform Act of 2005. In 2008 and 2009, the FDIC adopted rules that will increase FDIC premiums significantly for assessment periods beginning in the first quarter of 2009. This will cause our 2009 FDIC premiums and assessment expense to increase significantly over 2008. Management currently estimates that this expense will increase by 240%.

        FDIC insurance expense was $490 thousand, $87 thousand and $88 thousand for the years 2008, 2007 and 2006.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE M—FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We considered the requirements of FSP 157-3 when estimating fair value.

        FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Corporation elected to account for loans held for sale under this election option.

        Statement 157 describes three levels of inputs that may be used to measure fair value:

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

  Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        The Corporation used the following methods and significant assumptions to estimate fair value.

        Securities: Trading securities and investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury and Agency securities, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

        Loans held for sale: The fair value of loans held for sale is based primarily on secondary-market price quotes. If no such quoted price exists, the fair value of a loan is determined using quoted prices for comparable instruments. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.

        Loans: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114"). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE M—FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.

        Other Real Estate Owned ("OREO"): OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

        Mortgage Servicing Rights: To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 10.0%, prepayment speeds ranging from 8.1% to 48.18% depending on the stratification of the specific right, and a weighted average default rate of 2.14%.

        Derivative instruments: The fair value of interest rate lock commitments and forward sales commitments are estimated using a process similar to mortgage loans held for sale. Loan commitments and best efforts commitments are assigned a probability that the related loan will be funded and the commitment will be exercised. The Bank relies on historical "pull-through" percentages in establishing probability.

        The table below presents the balance of assets and liabilities at December 31, 2008 measured at fair value on a recurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$1,825	$112,759	$—	$114,584
Loans held for sale		90,940		90,940
Mortgage servicing rights			239	239
Interest rate lock commitments			412	412
Liabilities
Mandatory forward sales commitments		583		583
Best efforts forward sales commitments		35		35

        The aggregate unpaid principal balance of mortgage loans held for sale is $89.3 million

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE M—FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The table below presents the balance of assets and liabilities at December 31, 2008 measured at fair value on a nonrecurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	Total
Loans	$—	$—	$10,515	$10,515
OREO	$—	$—	$1,872	$1,872

        The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Dollars in thousands	Mortgage Servicing Rights	Interest Rate lock Commitments	Loans	OREO
Beginning balance	$—	$—	$1,194	$—
Net transferred into level 3			5,832	346
Net unrealized losses			(485)
Acquired through acquisition	239	412	3,974	1,526

Ending Balance	$239	$412	$10,515	$1,872

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments (other than certain Investment Securities and loans held for sale) to maturity and not to engage in trading or sales activities. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

        Fair values have been estimated using data which Management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimated fair value of cash and cash equivalents, deposits with no stated maturities, repurchase agreements and the fair value of commitments to extend credit, is estimated based upon the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letter of credit. Quoted market prices were used to determine the estimated fair value of available-for-sale investment securities. Fair values of net loans and deposits with stated maturities were calculated using estimated discounted cash flows based on the year-end offering rate for instruments with similar characteristics and maturities.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE M—FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The estimated fair values and carrying amounts are summarized as follows:

	2008		2007
(Dollars in thousands)	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial Assets
Cash and cash equivalents	$95,150	$95,150	$53,360	$53,360
Investment securities available-for-sale	114,584	114,584	97,977	97,977
Loans held for sale	90,940	90,940	665	665
Gross loans and leases	1,042,799	940,083	727,372	742,775
Due from mortgage investors	9,036	9,036	—	—
Mortgage servicing rights	239	239	—	—
Derivative instruments	412	412	—	—
Financial Liabilities
Deposits with no stated maturities	524,737	563,501	429,158	486,292
Deposits with stated maturities	451,691	451,691	214,854	218,606
FHLB and other borrowings	167,766	171,170	107,813	115,384
Subordinated debentures	15,465	15,465	15,465	15,465
Derivative instruments	618	618	—	—
Off-Balance-Sheet Investments
Commitments for extended credit and outstanding letters of credit	$244,033	$244,033	$202,893	$202,893

NOTE N—SUBORDINATED DEBENTURES

        In 2007, Trust III issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust III, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These subordinated debentures are subject to mandatory redemption in the year 2037. The debentures and securities will each be callable by the Corporation or Trust III, as applicable, at their option, five years after the date of issuance. At December 31, 2008, the rate paid on these subordinated debentures, based on three-month London Inter-bank offering rate ("LIBOR") plus 140 basis points, was 3.58%.

        In 2003, Trust II issued $10.0 million (net proceeds of $9.79 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust II, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in subordinated debentures of the Corporation. These subordinated debentures are subject to mandatory redemption in the year 2033. The debentures and securities will each be callable by the Corporation or Trust II, as applicable, at their option, five years after the date of issuance. At December 31, 2008, the rate paid on these subordinated debentures, based on three-month LIBOR plus 295 basis points, was 6.14%.

        In 2002, Trust I issued $5.0 million (net proceeds of $4.82 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust I, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These securities were redeemed by the Corporation on

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE N—SUBORDINATED DEBENTURES (Continued)

July 7, 2007, and, accordingly, Trust I was dissolved. The redemption of the debentures was coordinated with the $5.0 million Trust III issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points. The Corporation recorded a $161 thousand charge to interest expense in 2007 for accelerated amortization of issuance costs on the redeemed issuance.

        For 2008, 2007, and 2006, interest expense for Trust I, II & III was $896 thousand, $1.5 million and $1.3 million, respectively, with an average interest rate of 9.35%, 9.35%, 8.43%, respectively.

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

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

        Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The contract amounts are as follows:

(Dollars in thousands)	2008	2007
Financial instruments whose contract amounts represent credit risk
Commitments to grant mortgage loans	$38,073	$—
Unfunded construction loans	22,096	—
Unfunded commitments under lines of credit	237,630	193,777
Standby letters of credit and financial guarantees written	6,403	9,115

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE O—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (Continued)

amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on Management's credit evaluation.

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2008 and 2007, varies up to 100%. Standby letters of credit are collateralized within Management policies. Commercial and standby letters of credit were granted primarily to commercial borrowers.

        A Substantial portion all of the Corporation's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Corporation's primary market area, Chester County, Pennsylvania. Investments in state and municipal securities also involve governmental entities within the Corporation's market area. The concentrations of credit by type of loan are set forth in Note C—Loans. Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon Chester County's economy. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

NOTE P—INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS

        The Bank, as part of its traditional real estate lending and mortgage banking activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans that are expected to be sold in the near future. These warehoused loans have been classified as mortgage loans held for sale in the consolidated balance sheet. These loans expose the Bank to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

        The Bank enters into rate lock commitments to extend credit to borrowers at a specified interest rate upon the ultimate funding of the loan. These rate lock commitments are generally 30 days for a permanent loan and can range up to 360 days for a construction loan. Unfunded loans for which commitments have been entered into are called "pipeline loans." Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Bank to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

        Loan commitment related to the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in net revenue from sales and brokering of loans.

        To mitigate the effect of this interest rate risk on both the held for sale loans and interest rate lock commitments, the Bank enters into offsetting derivative contracts, primarily forward loan commitments. The forward loan sales commitments lock in the price for the sale of specific loans or loans to be funded under specific interest rate lock commitments or for a generic group of loans with similar characteristics.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE P—INTEREST RATE RISK AND DERIVATIVE INSTRUMENTS (Continued)

These commitments outstanding at December 31, 2008 mature at various dates through February 19, 2009. Mandatory forward sales commitments are agreements to sell a certain notional amount of loans at a specified future time period at a specified price. The Bank incurs a penalty for failure to follow through with the commitment. Best efforts forward sales commitments also result in direct or indirect financial penalties for failure to follow through if the related loans close. The notional amount of forward loan sales commitments hedging warehouse loans and interest rate lock commitments, as well as interest rate lock commitments themselves, and their fair values are summarized as follows at December 31, 2008. The fair values of all of these items are recorded on the balance sheet within other assets and other liabilities as these items are financial derivatives. Notional amounts are not reflected in the consolidated financial statements but represent the dollar amounts of loans that are subject to potential sale under the forward sales commitments or the potential loan amounts to be funded under the interest rate lock commitments.

	December 31, 2008
(Dollars in thousands)	Notional Amount	Fair Value
Mandatory forward sales commitments	$43,715	$(583)
Best efforts forward sales commitments	84,282	(35)
Interest rate lock commitments	38,073	412

NOTE Q—EMPLOYEE BENEFIT PLANS

1.     Qualified

        The Corporation has two qualified deferred salary savings 401(k) plans. The first plan is the First National Bank of Chester County 401(k) Plan, under which the Corporation contributes $0.75 for each $1.00 that an employee contributes, up to the first 5% of the employee's salary. The second plan is the AHB legacy 401(k) plan under which employees are entitled to $1.00 for each $1.00 that an employee contributes, up to the first 3% of the employee's salary. The Corporation's contribution expense included in the Corporation's income statement is $381 thousand, $306 thousand and $340 thousand in 2008, 2007, and 2006, respectively.

        The Corporation also has a qualified discretionary contribution pension plan (the "QDCP Plan"). Under the QDCP Plan, the Corporation may make annual contributions into the 401(k) Plan on behalf of each eligible participant in an amount equal to 3% of salary up to $30,000 in salary plus 6% of salary in excess of $30 thousand up to $200 thousand. Contribution expense in 2008, 2007 and 2006 under the QDCP Plan was $500 thousand, $512 thousand and $343 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

2.     Non-Qualified

        The Corporation makes contributions to a non-qualified supplemental benefit retirement plan ("SBRP") equal to 3% of the participant's salary. Participation is limited to senior officers of the Bank. Contribution expense for 2008, 2007 and 2006 under the SBRP was $88 thousand, $85 thousand and $72 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to the approval of the Board of Directors.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE R—COMMITMENTS, CONTINGENCIES AND GUARANTEES

        Future minimum rental payments are as follow:

(Dollars in thousands)
2009	$1,737
2010	1,594
2011	1,471
2012	1,439
2013	1,442
Thereafter	5,053

$12,736

        The Corporation leases facilities from a director for which it paid $308 thousand, $356 thousand and $182 thousand during the years ended December 31, 2008, 2007 and 2006, respectively.

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

        The Bank currently guarantees to a third party the residual value of equipment that is leased by that third party to our customers. At December 31, 2008 the maximum amount that the Bank my have to pay under these guarantees is $31 thousand. The Bank's leasing department management believes that the probability of payment on these guarantees is remote.

        During the ordinary course of business, the Bank sells mortgage loans and indemnifies the purchaser for breaches of representations and warranties. Additionally, the Bank is liable to reimburse certain investors for profits pertaining to loans that payoff within 180 days of sale or to repurchase loans that go into early payment default as defined in the individual agreements with investors. The recorded liability for such indemnifications was $433,500 at December 31, 2008.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE S—CONDENSED FINANCIAL INFORMATION—PARENT COMPANY ONLY

        Condensed financial information for First Chester County Corporation (Parent Company only) follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2008	2007
ASSETS
Cash and cash equivalents	$747	$730
Investment securities available for sale, at fair value	1,849	2,763
Investment in subsidiaries	101,280	77,957
Intercompany loan	565	1,248
Other assets	1,321	1,227

Total assets	$105,762	$83,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt	$15,465	$15,465
Other short-term borrowings	6,000	—
Other liabilities	465	481
Stockholders' equity	83,832	67,979

Total liabilities and stockholders' equity	$105,762	$83,925

CONDENSED STATEMENTS OF INCOME

	Years ended December 31
(Dollars in thousands)	2008	2007	2006
INCOME
Dividends from investment securities	$156	$155	$166
Other income	94	291	195

Total income	250	446	361

EXPENSES
Other expenses	1,375	1,986	1,636

Total expenses	1,375	1,986	1,636

Income before income taxes	(1,125)	(1,540)	(1,275)
INCOME TAX (BENEFIT)	(383)	(524)	(434)

Income before equity in undistributed
income of subsidiaries	(742)	(1,016)	(841)
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	6,199	8,685	8,176

NET INCOME	$5,457	$7,669	$7,335

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE S—CONDENSED FINANCIAL INFORMATION—PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31
(Dollars in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$5,457	$7,669	$7,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities Equity in undistributed income of subsidiary	(6,199)	(8,685)	(8,176)
(Increase) decrease in other assets	483	192	135
Increase (decrease) in other liabilities	(90)	(202)	(250)

Net cash used in operating activities	(349)	(1,026)	(956)

INVESTING ACTIVITIES
Proceeds from sales and maturities of investment securities available for sale	974	—	—
Purchases of investment securities available for sale	—	(2)	(8)
Dividends received from subsidiaries	3,572	3,975	4,118
Investment in subsidiary	(7,500)	—	—

Net cash provided by (used in) investing activities	(2,954)	3,973	4,110

FINANCING ACTIVITIES
Proceeds from increases in short term borrowings	6,000	—	—
Dividends paid	(2,905)	(2,808)	(2,786)
Proceeds from issuance of subordinated debt	—	5,155	—
Repayment of subordinated debt	—	(5,155)	—
Net increase (decrease) in treasury stock transactions	225	(501)	(85)
Share based compensation tax benefit	—	91	231

Net cash provided by (used in) financing activities	3,320	(3,218)	(2,640)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(271)	514
Cash and cash equivalents at beginning of year	730	1,001	487

Cash and cash equivalents at end of year	$747	$730	$1,001

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES (Continued)

NOTE T—QUARTERLY FINANCIAL DATA (UNAUDITED)

        A summary of the unaudited quarterly results of operations is as follows:

2008 (Dollars in thousands, except per share)	December 31	September 30	June 30	March 31
Interest income	13,559	13,876	13,796	14,077
Interest expense	5,253	5,326	5,647	6,199

Net interest income	8,306	8,550	8,149	7,878
Net income	1,288	807	1,842	1,520
Net income per share (Basic)	0.25	0.16	0.36	0.29
Net Income per share (Diluted)	0.25	0.16	0.35	0.29

2007 (Dollars in thousands, except per share)
Interest income	14,209	14,381	14,323	13,523
Interest expense	6,391	6,390	6,369	5,823

Net interest income	7,818	7,991	7,954	7,700
Net income	1,737	2,777	1,779	1,376
Net income per share (Basic)	0.34	0.54	0.34	0.27
Net Income per share (Diluted)	0.33	0.53	0.34	0.26

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

        Management, including the Principal Officers, conducted an evaluation, as of the end of the period covered by this Report, of the effectiveness of the Corporation's disclosure controls and procedures. Based upon their evaluation of the disclosure controls and procedures, the Principal Officers have concluded that the Corporation's disclosure controls and procedures are effective and allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008, there were no significant changes to the Corporation's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

        Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Our independent registered public accounting firm, Grant Thornton LLP, audited the Corporation's internal control over financial reporting as of December 31, 2008 and their report dated March 16, 2009, expressing an unqualified opinion, is included following this Item 9A.

        On December 31, 2008, we completed our acquisition of American Home Bank, National Association ("AHB"). For additional information regarding the acquisition, please see item 1 of this Annual Report on Form 10-K. As of December 31, 2008, AHB represented approximately 19% of our total consolidated assets.

        Our management has excluded AHB from the scope of its report on internal control over financial reporting for the year ended December 31, 2008. Management is in the process of implementing our internal control structure over the operations of AHB, and expects that this effort will be completed during 2009. The assessment and documentation of internal controls requires a complete review of controls operating in a stable and effective environment.

        Based upon its assessment, Management believes that, as of December 31, 2008, the Corporation's internal control over financial reporting was effective.

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Chester County Corporation

        We have audited First Chester County Corporation (a Pennsylvania corporation) and subsidiaries' (the Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The Corporation's internal control over financial reporting based on our audit.

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

        A Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, First Chester County Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Home Bank, National Association ("AHB"), which was acquired on December 31, 2008 and is included in the 2008 consolidated financial statements of First Chester County Corporation and Subsidiaries. AHB represented approximately 19% of total consolidated assets as of December 31, 2008. Our audit of internal control over financial reporting for First Chester County Corporation and Subsidiaries also did not include an evaluation of the internal control over financial reporting of AHB.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Chester County Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 16, 2009

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.

Item 11.    Executive Compensation.

        The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information called for in Item 201(d) of Regulation S-K is set forth below. The other information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.

Equity Compensation Plan Information Form

	Number of securities to be issued upon exercise of outstanding options, warrants and rights*		Weighted- average exercise price of outstanding options, warrants and rights*	Number of securities remaining available for future issuance under equity compensation plans**
Equity compensation plans approved by security holders	151,034	***	$14.48	97,792
Equity compensation plans not approved by security holders	—		—	—
Total(1)	151,034	***	$14.48	97,792

*
The securities referred to in these columns are shares of the Corporation's Common Stock issuable upon exercise of options issued pursuant to the Corporation's 1995 Stock Option Plan.

**
The securities referred to in this column are shares of the Corporation's Common Stock which may be awarded pursuant to the Company's 2005 Restricted Stock Plan.

***
Number of options issued and outstanding that were exercisable as December 31, 2008.

(1)
Does not include options to purchase 147,000 shares of the Corporation's Common Stock which were assumed in connection with the acquisition of AHB.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information called for by this item is incorporated herein by reference to the Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

        The information called for by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2009 Annual Meeting of Shareholders.

 PART IV

Item 15.    Exhibits, Financial Statements and Schedules.

1.     Financial Statements

        The Consolidated Financial Statements, as of December 31, 2008 and for each of the three years in the period ending December 31, 2008 and 2007, together with the report thereon of Grant Thornton LLP dated March 16, 2009, are filed as part of this Report under Item 8.

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

3.     Exhibits

        The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those exhibits marked "(CP)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates):

2.1	Agreement and Plan of Merger, dated as of September 18, 2008, among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association with Schedules and Annexes thereto. (Incorporated herein by reference to Annex A of First Chester County Corporation's Registration Statement on Form S-4/A, filed October 30, 2008 (SEC File No. 333-154273)).
2.2
Amendment to Agreement and Plan of Merger, dated as of October 14, 2008, among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association. (Incorporated herein by reference to Annex A of First Chester County Corporation's Registration Statement on Form S-4/A, filed October 30, 2008 (SEC File No. 333-154273)).
3.1
Amended Articles of Incorporation of First Chester County Corporation. (Incorporated herein by reference to Exhibit 3(i) to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.2
Bylaws of First Chester County Corporation, as amended. (Incorporated herein by reference to Exhibit 3(ii) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.1
Employment Agreement, dated as of June 27, 2008, by and between First Chester County Corporation and First National Bank of Chester County and John A. Featherman, Chairman and Chief Executive Officer. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.) (CP)

10.2	Amendment to the Employment Agreement among First Chester County Corporation, First National Bank of Chester County and John A. Featherman, III, dated as of December 23, 2008. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Form 8-K, dated February 17, 2009.) (CP) The form of this amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with amendments to the following agreements:

Agreement	Date of Agreement	Executive	Date of Amendment
Employment Agreement (CP)	June 27, 2008	Kevin C. Quinn President	December 23, 2008
Employment Agreement (CP)	September 18, 2008	James M. Deitch Managing Director of the AHB Division of the Bank	December 31, 2008
Employment Agreement (CP)	September 18, 2008	Anna Ruth Smith President of the AHB Division of the Bank	December 31, 2008
Change of Control Agreement (CP)	June 3, 2005	John Balzarini Chief Financial Officer	December 23, 2008
Change of Control Agreement (CP)	June 10, 2005	Michelle Venema EVP—Business Banking	December 24, 2008
Separation Benefits Agreement (CP)	October 2, 2006	Clay T. Henry EVP—Wealth Management Division	December 24, 2008

10.3	Employment Agreement, dated as of June 27, 2008, by and between First Chester County Corporation and First National Bank of Chester County and Kevin C. Quinn, President. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.) (CP)
10.4
Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and James M. Deitch. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Form 8-K, dated September 18, 2008.) (CP)
10.5
Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and Anna Ruth Smith. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Form 8-K, dated September 18, 2008.) (CP)
10.6
Change of Control Agreement between First National Bank of Chester County and John Balzarini, dated June 3, 2005. (Incorporated herein by reference to Exhibit 10.6 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)
10.7
Change of Control Agreement between First National Bank of Chester County and Michelle Venema, dated June 10, 2005. (Incorporated herein by reference to Exhibit 10.8 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)

10.8	Separation Benefits Agreement, dated as of October 2, 2006, by and between First National Bank of Chester County and Clay T. Henry. (Incorporated herein by reference to Exhibit 10(bb) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.) (CP)
10.9
Change of Control Agreement between First National Bank of Chester County and Karen Walter, dated May 6, 2005. (Incorporated herein by reference to Exhibit 10.4 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)
10.10
Amendment to the Change of Control Agreement among First National Bank of Chester County and Karen Walter, dated as of December 30, 2008. (CP)* The form of this amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with amendments to the following agreements:

Agreement	Date of Agreement	Executive	Date of Amendment
Change of Control Agreement (CP)	May 25, 2005	Anthony Poluch EVP—Business Development of FNB	December 30, 2008
Change of Control Agreement (CP)	June 7, 2007	Sheri Ashman EVP—Marketing of FNB	December 23, 2008
Change of Control Agreement (CP)	March 28, 2006	Michael Steinberger SVP—FNB	December 31, 2008
Change of Control Agreement (CP)	June 19, 2006	Andrew Stump SVP—Commercial Lending	December 31, 2008

10.11	Change of Control Agreement between First National Bank of Chester County and Anthony Poluch, dated May 25, 2005. (Incorporated herein by reference to Exhibit 10.9 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)
10.12
Change of Control Agreement between First National Bank of Chester County and Sheri Ashman, dated June 7, 2007. (Incorporated herein by reference to Exhibit 10(ee) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.) (CP)
10.13	[Reserved]
10.14	Change of Control Agreement between First National Bank of Chester County and Michael Steinberger, dated March 28, 2006. (CP)*
10.15	Change of Control Agreement between First National Bank of Chester County and Andrew Stump, dated June 19, 2006. (CP)*
10.16	Compensatory Arrangements of Executive Officers and Directors for 2009. (CP)*
10.17
Support Agreement, dated September 18, 2008, by and between First Chester County Corporation and Franklin Financial Services Corporation. (Incorporated herein by reference to Exhibit 10.3 to First Chester County Corporation's Form 8-K, dated September 18, 2008.)

10.18	First Chester County Corporation's Dividend Reinvestment and Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's registration statement on Form S-3, filed August 7, 2003 (SEC File No. 333-107739).)
10.19
First Chester County Corporation's Amended and Restated Stock Bonus Plan. (Incorporated herein by reference to Exhibit 10 to First Chester County Corporation's registration statement on Form S-8, filed August 12, 1997 (SEC File No. 333-33411).) (CP)
10.20
First National Bank of Chester County's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 2005. (Incorporated herein by reference to Exhibit 10(f) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.) (CP)
10.21	First National Bank of Chester County's Amendment to the Amended and Restated Supplemental Benefit Retirement Plan, effective date June 19, 2008. (CP)*
10.22
First Chester County Corporation's Amended and Restated 1995 Stock Option Plan. (Incorporated herein by reference to an appendix to First Chester County Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.) (CP)
10.23
First Chester County Corporation's Form of Stock Option Agreement for Directors. (Incorporated herein by reference to Exhibit 10(j) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.) (CP)
10.24
First Chester County Corporation's Form of Stock Option Agreement for Executive Officers. (Incorporated herein by reference to Exhibit 10(k) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.) (CP)
10.25	First Chester County Corporation's 2005 Restricted Stock Plan. (Incorporated herein by reference to Appendix A to First Chester County Corporation's 2005 Proxy Statement filed March 17, 2005.) (CP)
10.26
First Chester County Corporation's Form of Restricted Stock Award Agreement used for grants of restricted stock on March 8, 2007. (Incorporated herein by reference to Exhibit 10(k) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.) (CP)
10.27
First Chester County Corporation's Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.) (CP)
10.28	Amendment to First Chester County Corporation's Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (CP)*
10.29	Severance Agreement and General Release between First National Bank of Chester County and Deborah Pierce, dated November 19, 2008. (CP)*
10.30	First Chester County Corporation's Amended and Restated Executive Incentive Plan, as amended June 19, 2008, for the year ended December 31, 2008. (CP)*
10.31	Amendment to First Chester County Corporation's Executive Incentive Plan as of December 10, 2008. (CP)*
10.32
Lease Agreement, dated as of March 28, 2005, by and between First National Bank of Chester County and B.K. Campbell, Inc. (an affiliate of Brian Campbell, a Director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.33	Joint Marketing Agreement, dated as of July 1, 2005, by and between First National Bank of Chester County, First National Wealth Advisory Services and the Elite Group, LLC (an affiliate of Matthew Naylor, a Director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)
10.34
Lease Agreement, dated as of May 1, 2007, by and between First National Bank of Chester County and Beiler-Campbell Inc. (an affiliate of Brian Campbell, a director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
10.35
Sale Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FTN Ramp, LLC. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
10.36
Lease Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FI Properties Pool I LP. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
10.37	American Home Bank, National Association Stock Option Plan.*
10.38
Form of Stock Option Agreement issued under American Home Bank, National Association Stock Option Plan. (Incorporated herein by reference to Exhibit 10.36 to First Chester County Corporation's Registration Statement on Form S-4, filed October 15, 2008 (SEC File No. 333-154273)).
14.1
First Chester County Corporation's Code of Conduct (Ethics) (Incorporated herein by reference to Exhibit 14 to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.)
21.1	Subsidiaries of First Chester County Corporation.*
23.1	Consent of Grant Thornton LLP, dated March 16, 2009.*
31.1	Certification of Chief Executive Officer.*
31.2	Certification of President.*
31.3	Certification of Treasurer and Chief Financial Officer.*
32.1	Certification of Chief Executive Officer.*
32.2	Certification of President.*
32.3	Certification of Treasurer and Chief Financial Officer.*

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHESTER COUNTY CORPORATION
By:	/s/ JOHN A. FEATHERMAN, III John A. Featherman, III Chief Executive Officer and Chairman of the Board

Date: March 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated as of March 16, 2009.

Name	Title

/s/ JOHN A. FEATHERMAN, III John A. Featherman, III	Chief Executive Officer and Chairman of the Board
/s/ JOHN BALZARINI John Balzarini	Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ JOHN A. FEATHERMAN, III John A. Featherman, III	Director
/s/ M. ROBERT CLARKE M. Robert Clarke	Director
/s/ CLIFFORD E. DEBAPTISTE Clifford E. DeBaptiste	Director
/s/ JOHN S. HALSTED John S. Halsted	Director
/s/ J. CAROL HANSON J. Carol Hanson	Director
/s/ LYNN JOHNSON-PORTER Lynn Johnson- Porter	Director
/s/ EDWARD A. LEO Edward A. Leo	Director

Name	Title

/s/ DAVID L. PEIRCE David L. Peirce	Director
/s/ JOHN B. WALDRON John B. Waldron	Director
/s/ KEVIN C. QUINN Kevin C. Quinn	Director
/s/ BRIAN K. CAMPBELL Brian K. Campbell	Director
/s/ MATTHEW S. NAYLOR Matthew S. Naylor	Director
/s/ JAMES M. DEITCH James M. Deitch	Director

INDEX TO EXHIBITS

        The following is a list of the exhibits filed with, or incorporated by reference into, this Report (those exhibits marked with an asterisk are filed herewith and those exhibits marked "(CP)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates):

2.1	Agreement and Plan of Merger, dated as of September 18, 2008, among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association with Schedules and Annexes thereto. (Incorporated herein by reference to Annex A of First Chester County Corporation's Registration Statement on Form S-4/A, filed October 30, 2008 (SEC File No. 333-154273)).
2.2
Amendment to Agreement and Plan of Merger, dated as of October 14, 2008, among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association. (Incorporated herein by reference to Annex A of First Chester County Corporation's Registration Statement on Form S-4/A, filed October 30, 2008 (SEC File No. 333-154273)).
3.1
Amended Articles of Incorporation of First Chester County Corporation. (Incorporated herein by reference to Exhibit 3(i) to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.2
Bylaws of First Chester County Corporation, as amended. (Incorporated herein by reference to Exhibit 3(ii) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.)
10.1
Employment Agreement, dated as of June 27, 2008, by and between First Chester County Corporation and First National Bank of Chester County and John A. Featherman, Chairman and Chief Executive Officer. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.) (CP)
10.2
Amendment to the Employment Agreement among First Chester County Corporation, First National Bank of Chester County and John A. Featherman, III, dated as of December 23, 2008. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Form 8-K, dated February 17, 2009.) (CP) The form of this amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with amendments to the following agreements:

Agreement	Date of Agreement	Executive	Date of Amendment
Employment Agreement (CP)	June 27, 2008	Kevin C. Quinn President	December 23, 2008
Employment Agreement (CP)	September 18, 2008	James M. Deitch Managing Director of the AHB Division of the Bank	December 31, 2008
Employment Agreement (CP)	September 18, 2008	Anna Ruth Smith President of the AHB Division of the Bank	December 31, 2008
Change of Control Agreement (CP)	June 3, 2005	John Balzarini Chief Financial Officer	December 23, 2008
Change of Control Agreement (CP)	June 10, 2005	Michelle Venema EVP—Business Banking	December 24, 2008
Separation Benefits Agreement (CP)	October 2, 2006	Clay T. Henry EVP—Wealth Management Division	December 24, 2008

10.3	Employment Agreement, dated as of June 27, 2008, by and between First Chester County Corporation and First National Bank of Chester County and Kevin C. Quinn, President. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.) (CP)
10.4
Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and James M. Deitch. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Form 8-K, dated September 18, 2008.) (CP)
10.5
Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and Anna Ruth Smith. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Form 8-K, dated September 18, 2008.) (CP)
10.6
Change of Control Agreement between First National Bank of Chester County and John Balzarini, dated June 3, 2005. (Incorporated herein by reference to Exhibit 10.6 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)
10.7
Change of Control Agreement between First National Bank of Chester County and Michelle Venema, dated June 10, 2005. (Incorporated herein by reference to Exhibit 10.8 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)
10.8
Separation Benefits Agreement, dated as of October 2, 2006, by and between First National Bank of Chester County and Clay T. Henry. (Incorporated herein by reference to Exhibit 10(bb) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.) (CP)
10.9
Change of Control Agreement between First National Bank of Chester County and Karen Walter, dated May 6, 2005. (Incorporated herein by reference to Exhibit 10.4 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)
10.10
Amendment to the Change of Control Agreement among First National Bank of Chester County and Karen Walter, dated as of December 30, 2008. (CP)* The form of this amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with amendments to the following agreements:

Agreement	Date of Agreement	Executive	Date of Amendment
Change of Control Agreement (CP)	May 25, 2005	Anthony Poluch EVP—Business Development of FNB	December 30, 2008
Change of Control Agreement (CP)	June 7, 2007	Sheri Ashman EVP—Marketing of FNB	December 23, 2008
Change of Control Agreement (CP)	March 28, 2006	Michael Steinberger SVP—FNB	December 31, 2008
Change of Control Agreement (CP)	June 19, 2006	Andrew Stump SVP—Commercial Lending	December 31, 2008

10.11	Change of Control Agreement between First National Bank of Chester County and Anthony Poluch, dated May 25, 2005. (Incorporated herein by reference to Exhibit 10.9 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.) (CP)
10.12
Change of Control Agreement between First National Bank of Chester County and Sheri Ashman, dated June 7, 2007. (Incorporated herein by reference to Exhibit 10(ee) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.) (CP)
10.13	[Reserved]
10.14	Change of Control Agreement between First National Bank of Chester County and Michael Steinberger, dated March 28, 2006. (CP)*
10.15	Change of Control Agreement between First National Bank of Chester County and Andrew Stump, dated June 19, 2006. (CP)*
10.16	Compensatory Arrangements of Executive Officers and Directors for 2009. (CP)*
10.17
Support Agreement, dated September 18, 2008, by and between First Chester County Corporation and Franklin Financial Services Corporation. (Incorporated herein by reference to Exhibit 10.3 to First Chester County Corporation's Form 8-K, dated September 18, 2008.)
10.18
First Chester County Corporation's Dividend Reinvestment and Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's registration statement on Form S-3, filed August 7, 2003 (SEC File No. 333-107739).)
10.19
First Chester County Corporation's Amended and Restated Stock Bonus Plan. (Incorporated herein by reference to Exhibit 10 to First Chester County Corporation's registration statement on Form S-8, filed August 12, 1997 (SEC File No. 333-33411).) (CP)
10.20
First National Bank of Chester County's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 2005. (Incorporated herein by reference to Exhibit 10(f) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.) (CP)
10.21	First National Bank of Chester County's Amendment to the Amended and Restated Supplemental Benefit Retirement Plan, effective date June 19, 2008. (CP)*
10.22
First Chester County Corporation's Amended and Restated 1995 Stock Option Plan. (Incorporated herein by reference to an appendix to First Chester County Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.) (CP)
10.23
First Chester County Corporation's Form of Stock Option Agreement for Directors. (Incorporated herein by reference to Exhibit 10(j) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.) (CP)
10.24
First Chester County Corporation's Form of Stock Option Agreement for Executive Officers. (Incorporated herein by reference to Exhibit 10(k) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.) (CP)
10.25	First Chester County Corporation's 2005 Restricted Stock Plan. (Incorporated herein by reference to Appendix A to First Chester County Corporation's 2005 Proxy Statement filed March 17, 2005.) (CP)

10.26	First Chester County Corporation's Form of Restricted Stock Award Agreement used for grants of restricted stock on March 8, 2007. (Incorporated herein by reference to Exhibit 10(k) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.) (CP)
10.27
First Chester County Corporation's Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.) (CP)
10.28	Amendment to First Chester County Corporation's Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (CP)*
10.29	Severance Agreement and General Release between First National Bank of Chester County and Deborah Pierce, dated November 19, 2008. (CP)*
10.30	First Chester County Corporation's Amended and Restated Executive Incentive Plan, as amended June 19, 2008, for the year ended December 31, 2008. (CP)*
10.31	Amendment to First Chester County Corporation's Executive Incentive Plan as of December 10, 2008. (CP)*
10.32
Lease Agreement, dated as of March 28, 2005, by and between First National Bank of Chester County and B.K. Campbell, Inc. (an affiliate of Brian Campbell, a Director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)
10.33
Joint Marketing Agreement, dated as of July 1, 2005, by and between First National Bank of Chester County, First National Wealth Advisory Services and the Elite Group, LLC (an affiliate of Matthew Naylor, a Director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)
10.34
Lease Agreement, dated as of May 1, 2007, by and between First National Bank of Chester County and Beiler-Campbell Inc. (an affiliate of Brian Campbell, a director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)
10.35
Sale Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FTN Ramp, LLC. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
10.36
Lease Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FI Properties Pool I LP. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
10.37	American Home Bank, National Association Stock Option Plan.*
10.38
Form of Stock Option Agreement issued under American Home Bank, National Association Stock Option Plan. (Incorporated herein by reference to Exhibit 10.36 to First Chester County Corporation's Registration Statement on Form S-4, filed October 15, 2008 (SEC File No. 333-154273)).

14.1	First Chester County Corporation's Code of Conduct (Ethics) (Incorporated herein by reference to Exhibit 14 to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.)
21.1	Subsidiaries of First Chester County Corporation.*
23.1	Consent of Grant Thornton LLP, dated March 16, 2009.*
31.1	Certification of Chief Executive Officer.*
31.2	Certification of President.*
31.3	Certification of Treasurer and Chief Financial Officer.*
32.1	Certification of Chief Executive Officer.*
32.2	Certification of President.*
32.3	Certification of Treasurer and Chief Financial Officer.*

STOCK PRICE PERFORMANCE GRAPH

        The following graph illustrates a five year comparison of cumulative shareholder return on the Corporation's Common Stock as compared to the NASDAQ Composite, the SNL $500 Million to $1 Billion Bank Index, and the SNL $1 Billion to $5 Billion Bank Index for the years ended December 31, 2004, 2005, 2006, 2007 and 2008. Previously, the Corporation presented only the NASDAQ Composite and the SNL $500 Million to $1 Billion Bank Index. However, this year, because the Corporation's assets exceeded $1 Billion at September 30, 2008 and December 31, 2008, the Corporation believes the SNL $1 Billion to $5 Billion Bank Index provides a better comparison and a more appropriate benchmark against which to measure stock performance going forward. In accordance with SEC regulations, the following graph presents both SNL indices for the five year period.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Chester County Corporation	100.00	111.79	89.24	100.43	84.88	51.16
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

Source: SNL Financial LC, Charlottesville, VA © 2009

For additional information regarding the SNL Index contact SNL Support at performancegraph@snl.com.