Form 10-Q
period 2009-03-31
FIRST CHESTER COUNTY CORP
filed 2009-05-11
CIK 744126

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of Common Stock of the Registrant as of May 11, 2009 was 6,248,568.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	March 31, 2009 (unaudited)	December 31, 2008

ASSETS
Cash and due from banks	$15,020	$24,939
Federal funds sold and other overnight investments	2,501	4,884
Interest bearing deposits	37,722	65,327

Total cash and cash equivalents	55,243	95,150

Investment securities available-for-sale, at fair value	99,779	114,584

Mortgage loans held for sale	186,249	90,940

Loans and leases	940,131	940,083
Less: allowance for possible loan and lease losses	(11,263)	(10,335)

Net loans and leases	928,868	929,748

Premises and equipment, net	23,664	22,076
Net deferred tax asset	8,802	8,585
Due from mortgage investors	—	9,036
Bank owned life insurance	1,411	1,398
Goodwill	7,506	5,906
Other assets	23,958	22,755

Total assets	$1,335,480	$1,300,178

LIABILITIES
Deposits
Non-interest-bearing	$147,276	$146,248
Interest-bearing (including certificates of deposit over $100 of $115,073 and $100,018 at March 31, 2009 and December 31, 2008, respectively)	902,047	868,944

Total deposits	1,049,323	1,015,192

Federal Home Loan Bank advances and other borrowings	164,998	171,170
Subordinated debentures	15,465	15,465
Other liabilities	18,712	13,034

Total liabilities	1,248,498	1,214,861

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; Outstanding, 6,331,975 at March 31, 2009 and December 31, 2008	6,332	6,332
Additional paid-in capital	24,596	24,708
Retained earnings	59,817	57,899
Accumulated other comprehensive loss	(3,696)	(3,292)
Treasury stock, at cost: 83,407 shares and 92,931 shares at March 31, 2009 and December 31, 2008, respectively	(1,597)	(1,815)

Total First Chester County Corporation stockholders’ equity	85,452	83,832
Non-controlling interest	1,530	1,485

Total stockholders’ equity	86,982	85,317

Total liabilities and stockholders’ equity	$1,335,480	$1,300,178

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in thousands - except per share)	Three Months Ended March 31,

	2009	2008

INTEREST INCOME
Loans and leases, including fees	$13,205	$12,389
Mortgage loans held for sale	1,844	7
Investment securities	1,230	1,230
Federal funds sold and deposits in banks	28	451

Total interest income	16,307	14,077

INTEREST EXPENSE
Deposits	4,471	4,497
Subordinated debt	174	259
Federal Home Loan Bank and other borrowings	1,536	1,443

Total interest expense	6,181	6,199

Net interest income	10,126	7,878

Provision for loan and lease losses	1,387	211

Net interest income after provision for loan and lease losses	8,739	7,667

NON-INTEREST INCOME
Wealth management and advisory services	918	995
Service charges on deposit accounts	632	553
Net gains (losses) on sales of investment securities	(88)	262
Operating lease rental income	340	310
Net gains on the sale of fixed assets and OREO	46	45
Loan servicing fees and other	996	91
Net gain from mortgage banking activities	10,845	69
Bank-owned life insurance	13	65
Other	493	468

Total non-interest income	14,195	2,858

NON-INTEREST EXPENSE
Salaries and employee benefits	12,164	4,798
Occupancy, equipment and data processing	2,776	1,438
Depreciation expense on operating leases	280	255
FDIC deposit insurance	413	94
Bank shares tax	234	192
Professional services	1,246	424
Marketing	258	197
Other	1,711	1,050

Total non-interest expense	19,082	8,448

Income before income taxes	3,852	2,077

INCOME TAXES	1,131	557

NET INCOME	$2,721	$1,520

Less: Net income attributable to the non-controlling interest	(168)	—
Net income attributable to First Chester County Corporation	$2,553	$1,520

PER SHARE DATA
Net income per share (Basic)	$0.41	$0.29

Net income per share (Diluted)	$0.41	$0.29

Dividends declared	$0.140	$0.140

Basic weighted average shares outstanding	6,242,252	5,176,512

Diluted weighted average shares outstanding	6,242,252	5,203,441

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,

	2009	2008

OPERATING ACTIVITIES
Net income	$2,721	$1,520
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	904	593
Provision for loan and lease losses	1,387	211
Amortization of investment security premiums and accretion of discounts, net	78	65
Amortization of deferred loan fees	28	(48)
(Gains) losses on sales of investment securities, net	88	(262)
Gains from sales of assets	—	(45)
Net gain from mortgage banking activities	(10,845)	(69)
Proceeds from the sale of mortgage loans held for sale	527,417	4,707
Origination of mortgage loans held for sale	(602,845)	(5,000)
Net cash paid for the settlement of derivative contracts	(981)	—
Stock-based compensation expense	41	46
(Increase) decrease in other assets	(1,605)	(3,614)
Increase (decrease) in other liabilities	4,804	1,366

Net cash used in operating activities	$(78,808)	$(530)

INVESTING ACTIVITIES
Net increase in loans	(535)	(6,873)
Proceeds from sales of investment securities available-for-sale	11,807	11,675
Proceeds from maturities of investment securities available-for-sale	2,952	6,816
Purchases of investment securities available-for-sale	(731)	(30,841)
Purchase of BOLI (Bank Owned Life Insurance)	—	(10,000)
Purchase of premises and equipment	(2,493)	(1,582)
Proceeds from the sale of fixed assets	—	48

Net cash provided by (used in) investing activities	$11,000	$(30,757)

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	(123)
Decrease in short term Federal Home Loan Bank and other short term borrowings	(1,000)	—
Increase in long term Federal Home Loan Bank borrowings	15,000	37,000
Repayment of long term Federal Home Loan Bank borrowings	(20,172)	(16)
Net increase in deposits	34,131	52,426
Cash dividends paid	—	(726)
Net increase (decrease) in treasury stock transactions	65	(44)

Net cash provided by financing activities	27,901	88,640

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,907)	57,353

Cash and cash equivalents at beginning of period	95,150	53,360

Cash and cash equivalents at end of period	$55,243	$110,713

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income/(loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings		Treasury Stock	Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income

(Dollars in thousands)	Shares	Par Value

Balance January 1, 2008	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	—	$67,979

Net income				1,520				1,520	$1,520
Cash dividends declared				(726)				(726)
Other comprehensive income
Net unrealized losses on investment securities available-for-sale					179			179	179
Treasury stock transactions			(759)			715		(44)

Total comprehensive income									$1,699

Balance March 31, 2008	5,279,815	$5,280	$10,354	$56,141	$(1,028)	$(1,839)	—	$68,908

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	1,485	$85,317

Cumulative effect adjustment under FASB no. 156				240				240

Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest							(123)	(123)
Net income				2,553			168	2,721	2,721
Cash dividends declared				(875)				(875)
Other comprehensive income
Net unrealized gains on investment securities available-for-sale					(404)			(404)	(404)
Treasury stock transactions			(153)			218		65
Stock based compensation			41					41

Total comprehensive income									$2,317

Balance March 31, 2009	6,331,975	$6,332	$24,596	$59,817	$(3,696)	$(1,597)	1,530	$86,982

          The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (our “2008 Annual Report”).

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2008 Annual Report.

The Corporation completed its acquisition of American Home Bank on December 31, 2008, and, accordingly, the December 31, 2008 and the March 31, 2009 consolidated balance sheet reflects the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated income statement for the three months ended March 31, 2009 include the results of operations from AHB.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following supplements the significant accounting policies described in the footnotes to the consolidated financial statements in the 2008 Annual Report:

As a result of the acquisition of AHB’s operations, the Corporation reports the follow new lines in the income statement:

Loan servicing fees and other consist mainly of fees earned at the inception of a loan as well as fees earned on the servicing of loan portfolios not owned by the Bank. Loan servicing fees and other also includes gains and losses on the Bank’s mortgage servicing rights.

Net gain from mortgage banking activities consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

At March 31, 2009, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the three months ended March 31, 2009, the Corporation granted no shares of restricted stock under this plan. During the three months ended March 31, 2008, the Corporation granted 34,500 shares valued at $17.80 per share at the grant date. One third of these shares vest on each of the first three anniversaries of the date of the grant. These restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events, as described more fully in our Proxy Statement for the 2009 Annual Meeting of Shareholders. A summary of the Corporation’s unvested restricted shares is as follows:

(Dollars in thousands, except shares, and per share data)

	Shares	Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares

Unvested at January 1, 2009	44,075	$18.74
Granted	—	—
Vested	6,400	$21.05
Forfeited
Unvested at March 31, 2009	37,675	$20.50	$293.1

The Corporation recorded $41 thousand and $46 thousand of restricted stock expense for the three months ended March 31, 2009 and 2008, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Corporation’s ability to issue stock options under the Corporation’s 1995 Stock Option Plan has expired. Outstanding stock options, however, remain in effect according to their terms. Aggregated information regarding the Corporation’s Stock Option Plan as well as options assumed in connection with the AHB acquisition as of March 31, 2009 are presented below.

     (Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	298,034	$15.43	—	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(880)	14.79	—	—
Expired	—	—	—	—
Outstanding at March 31, 2009	297,154	$15.43	3.28	$0
Exercisable at March 31, 2009	297,154	$15.43	3.28	$0

There were no options granted during the three months ended March 31, 2009. The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2008 was $0.

4.	EARNINGS PER SHARE

Three Months ended March 31, 2009

	Income (thousands) (numerator)	Shares (denominator)	Per Share Amount

Basic earnings per share
Net income available to common stockholders	$2,553	6,242,252	$0.41
Effect of Dilutive Securities
Options to purchase common stock	—	—	—
Diluted earnings per share
Net income available to common stockholders	$2,553	6,242,252	$0.41

297,154 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Three Months ended March 31, 2008

	Income (thousands) (numerator)	Shares (denominator)	Per Share Amount

Basic earnings per share
Net income available to common stockholders	$1,520	5,176,512	$0.29
Effect of Dilutive Securities
Options to purchase common stock	—	26,929	—
Diluted earnings per share
Net income available to common stockholders	$1,520	5,203,441	$0.29

27,242 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

5.	COMPREHENSIVE INCOME

Components of comprehensive income are presented in the following chart:

	Three Months Ended March 31,
	2009	2008
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$(523)	$10
Reclassification adjustment	(88)	262

Net unrealized gains (losses)	(611)	272

Other comprehensive income before taxes	(611)	272
Income tax benefit (expense)	207	(93)

Other comprehensive income (loss)	(404)	179

Net income	2,721	1,520
Comprehensive income	2,317	1,699
Comprehensive income attributable to non-controlling interest	(168)	—

Total comprehensive income attributable to First Chester County Corp.	$2,149	$1,699

6.	CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments. Generally, federal funds and overnight investments are purchased and sold for one-day periods. Cash paid for interest for the three month periods ended March 31, 2009 and 2008 was $6.3 million and $7.2 million, respectively. Cash paid for income taxes for the three month periods ended March 31, 2009 and 2008 was $50 thousand and $0, respectively.

7.	ACQUISITION

On December 31, 2008, the Corporation completed its acquisition of American Home Bank (“AHB”). This acquisition was intended to help the Bank to further diversify the Bank’s products, services, and sources of income as well as expand the Bank’s geographic footprint. The AHB merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, certain deal costs and other cash paid are capitalized as part of the total purchase price. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the AHB merger date. Goodwill resulted from the acquisition. During the first quarter of 2009, the Corporation recorded a $1.6 million purchase accounting adjustment related to additional consideration identified for the acquisition. This amount relates to the lump sum payments made to certain former executive officers of AHB in connection with the finalization of the AHB Management Incentive Plan (as described in the Corporation’s Current Report on Form 8-K filed on May 5, 2009 containing Item 5.02 disclosure). The full amount of this additional consideration was allocated to goodwill. The following shows the prior and current balance of goodwill:

(Dollars in thousands)

Goodwill Balance

December 31, 2008	$5,906

Purchase accounting adjustment for acquisition	1,600

March 31, 2009	$7,506

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

8.	SEGMENT REPORTING

The Corporation has determined that it has two operating and reporting segments: Community Banking and Mortgage Banking.

The Corporation’s Community Banking segment consists of commercial, commercial construction, retail banking and wealth management. The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Corporation. For example, construction and commercial lending is dependent upon the ability of the Corporation to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending.

The Corporation’s Mortgage Banking segment operates under the trade name, “American Home Bank, a division of First National Bank of Chester County,” referred to herein as the “AHB Division”).  Its principal activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. The AHB Division retains the servicing on a portion of the loans that it sells. The AHB Division also holds some residential mortgage and construction loans. The AHB Division was formed on December 31, 2008 following the acquisition of American Home Bank, National Association.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(Dollars in thousands)	As of and for the three months ended March 31, 2009

	Community Banking Segment	Mortgage Banking Segment	Consolidated Segment

Total assets	$1,087,350	$248,130	$1,335,480

Net interest income	$8,276	$1,850	$10,126

Total non-interest income	$2,453	$11,742	$14,195
Total non-interest expense	$8,939	$10,143	$19,082

Net Income	$699	$1,834	$2,553

(Dollars in thousands)	As of and for the three months ended March 31, 2008

	Community Banking Segment	Mortgage Banking Segment	Consolidated Segment

Total assets	$1,006,441	$—	$1,006,441

Net interest income	$7,878	$—	$7,878

Total non-interest income	$2,858	$—	$2,858
Total non-interest expense	$8,448	$—	$8,448

Net Income	$1,520	$—	$1,520

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”). FSP 107-1 expands disclosures for fair value of financial instruments that are within the scope of FASB statement number 107 (“SFAS 107”) and now requires the FAS107 fair value disclosures in interim period reports. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Corporation has not yet determined the impact, if any, that FSP FAS 107-1 will have on our consolidated financial statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Corporation has not yet determined the impact, if any, that FSP 157-4 will have on our consolidated financial statements.

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

In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, “Earnings per Share. ”FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions. FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). This statement is an amendment to Statement no. 133 and changes the disclosure requirements for derivative instruments and hedging activities. No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 157-2 did not have a material impact on our consolidated financial statements.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Corporation adopted the provisions of SFAS 160 on January 1, 2009 and accordingly, changed the way in which it reports minority interest in the Corporation’s balance sheet. The Corporation now includes minority interest in the equity section of the balance sheet.

10.	FAIR MARKET VALUE

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Securities: Trading securities and investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury and Agency securities, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans held for sale: The fair value of loans held for sale is based primarily on secondary-market price quotes. If no such quoted price exists, the fair value of a loan is determined using quoted prices for comparable instruments. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans and leases: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”): OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

Mortgage Servicing Rights (“MSRs”): To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 10.0%, prepayment speeds ranging from 8.1% to 48.18% depending on the stratification of the specific right, and a weighted average default rate of 2.14%.

Derivative instruments: The fair value of interest rate lock commitments and forward sales commitments are estimated using a process similar to mortgage loans held for sale. Loan commitments and best efforts commitments are assigned a probability that the related loan will be funded and the commitment will be exercised. The Bank relies on historical “pull-through” percentages in establishing probability.

The table below presents the balance of assets and liabilities at March 31, 2009, measured at fair value on a recurring basis:

Dollars in thousands
	Level 1	Level 2	Level 3	Total

Assets
Investment securities available for sale	$1,206	$98,573	$—	$99,779
Loans held for sale	—	186,249	—	186,249
Mortgage servicing rights	—	—	421	421
Interest rate lock commitments	—	—	873	873
Liabilities
Mandatory forward sales commitments	$—	$682	$—	$682

The aggregate unpaid principal balance of mortgage loans held for sale is $183.2 million.

The table below presents the balance of assets and liabilities at March 31, 2009, measured at fair value on a nonrecurring basis:

Dollars in thousands
	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$—	$—	$18,927	$18,927

OREO	—	—	2,142	2,142

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

Dollars in thousands	Mortgage Servicing Rights	Interest Rate lock Commitments	Loans	OREO

Beginning balance	$239	$412	$10,515	$1,872
Net transferred into (out of) level 3	215	(1,429)	9,386	270
Net unrealized gains (losses)	(33)	1,890	(974)

Ending Balance	$421	$873	$18,927	$2,142

11.	DERIVATIVE INSTRUMENTS

The Bank, as part of its real estate lending and mortgage banking activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market. At the time of origination, management identifies loans that are expected to be sold in the near future. These warehoused loans have been classified as mortgage loans held for sale in the consolidated balance sheet. These loans expose the Bank to variability in their fair value due to changes in interest rates. If interest rates increase, the value of the loans decreases. Conversely, if interest rates decrease, the value of the loans increases.

The Bank enters into rate lock commitments to extend credit to borrowers at a specified interest rate upon the ultimate funding of the loan. These rate lock commitments are generally 30 days for a permanent loan and can range up to 360 days for a construction loan. Unfunded loans for which commitments have been entered into are called “pipeline loans.” Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Bank to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

Loan commitments relate to the origination of mortgage loans that will be held for sale are accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in net revenue from sales and brokering of loans.

To mitigate the effect of this interest rate risk on both the held for sale loans and interest rate lock commitments, the Bank enters into offsetting derivative contracts, primarily forward loan commitments. The forward loan sales commitments lock in the price for the sale of specific loans or loans to be funded under specific interest rate lock commitments or for a generic group of loans with similar characteristics.  Mandatory forward sales commitments are agreements to sell a certain notional amount of loans at a specified future time period at a specified price. The Bank incurs a penalty for failure to follow through with the commitment. Best efforts forward sales commitments also result in direct or indirect financial penalties for failure to follow through if the related loans close. The fair value of forward loan sales commitments that hedge warehouse loans and interest rate lock commitments, as well as interest rate lock commitments themselves, are summarized as follows at December 31, 2008. The fair values of all of these items are recorded on the balance sheet within other assets and other liabilities as these items are financial derivatives.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The fair value of derivative instruments not designated as hedging instruments under FASB Statement No. 133 are presented in the following table:

	Asset Derivatives				Liability Derivatives

	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008

(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Mandatory forward sales commitments	Other assets	$—	Other assets	$—	Other Liabilities	$682	Other Liabilities	$583
Best efforts forward sales commitments	Other assets	—	Other assets	—	Other Liabilities	—	Other Liabilities	35
Interest rate lock commitments	Other assets	873	Other assets	412	Other Liabilities	—	Other Liabilities	—

12.	SUBSEQUENT EVENTS

In April 2009, the Corporation completed the placement of $5,175,000 aggregate liquidation amount of fixed rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed subsidiary, First Chester County Capital Trust IV, a wholly owned Delaware statutory trust (the “Trust”). In connection with the sale of the Trust Preferred Securities, the Corporation issued $5,330,000 of junior subordinated deferrable interest debentures (the “Debentures”) to the Trust. The Trust Preferred Securities and the Debentures have a 30 year maturity, and carry a fixed rate of interest of 12%. The Corporation has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) on any interest payment date on or after April 28, 2014.

13.	RECLASSIFICATIONS

Certain 2008 numbers have been reclassified to conform with current period presentation. These reclassifications have no impact on net income or earnings per share.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect wholly-owned subsidiaries. It should be read in conjunction with the consolidated financial statements included in this report.

In addition to historical information, this discussion and analysis contains statements relating to future results of the Corporation that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should” “or anticipates” or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although the Corporation believes that its expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and that these risks and uncertainties are all difficult to predict and most are beyond the control of the Corporation’s Management. Information about the primary risks and uncertainties that could cause the Corporation’s actual future results to differ materially from our historic results or the results described in forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (our “2008 Annual Report”). Material changes to such “risk factors” may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2008 Annual Report. The Corporation undertakes no obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Corporation conform with the accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. For a discussion of significant accounting policies please refer to the footnotes to the Corporation’s consolidated financial statements included in this Report and in our 2008 Annual Report.

GOODWILL IMPAIRMENT

Goodwill was recorded as a result of the AHB acquisition. Goodwill and other intangible assets must be reviewed at least annually for potential impairment, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation will utilize general industry practices in evaluating the fair value of its goodwill and other intangible assets.

INVESTMENT SECURITIES

In accordance with FASB statement no. 115, the Corporation evaluates the individual securities making up the investment portfolio for other than temporary impairment on a quarterly basis. If a security is deemed to be other than temporarily impaired, the impairment is recorded in non-interest income in the period in which it is recognized. Evaluating whether a security is other than temporarily impaired involves a high degree of judgment. Factors considered by management in determining whether a security is other than temporarily impaired include current and forecasted market conditions for that security as well as our ability and intent to hold the security until recovery.

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

ACQUISITION

Effective December 31, 2008, the Corporation completed its acquisition of American Home Bank, National Association (“AHB”). The mortgage banking business of AHB is now operating as a division of the Bank under the trade name, “American Home Bank, a Division of First National Bank of Chester County.” AHB’s mortgage-banking activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. AHB retains the servicing on a portion of the loans that it sells. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers. The acquisition of AHB was intended to help the Bank to further diversify the Bank’s products, services, and sources of income as well as expand the Bank’s geographic footprint.

FINALIZATION OF THE AHB MANAGEMENT INCENTIVE PLAN

On May 4, 2009, the Corporation finalized the AHB Management Incentive Plan (as described in Footnote 6 to the Financial Statements), which resulted in the treatment for accounting purposes under GAAP of certain lump sum payments under the finalized Plan as additional consideration for the AHB shares of certain former executive officers of AHB who were to participate in the Plan. Under the structure of the Plan outlined in the Corporation’s Registration Statement on Form S-4, which was not concluded and was subject to finalization, amounts earned under the AHB MIP may have been considered compensation expense or additional consideration. The Agreement to finalize the AHB MIP provided for lump sum payments in the amount of $1,600,000 to be paid in May 2009, which are not subject to forfeiture due to employment status or any other provision of the employment agreements entered into with the executives in connection with the merger. The Agreement to finalize the AHB MIP also provided for participation in the Bank’s Executive Incentive Plan in 2009, which will be treated as compensation expense as earned.

EARNINGS AND DIVIDEND SUMMARY

The Corporation completed its acquisition of American Home Bank on December 31, 2008, and, accordingly, the December 31, 2008 and the March 31, 2009 consolidated balance sheets reflect the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated income statement for the three months ended March 31, 2009 include the results of

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

operations from AHB; however, the consolidated income statement for the three months ended March 31, 2008 does not include the results of AHB.

Net income for the three months ended March 31, 2009 was $2.56 million, an increase of $1.0 million or 68.0% from $1.5 million for the same period in 2008. Diluted earnings per share for the three months ended March 31, 2009 and 2008 were $0.41 and $0.29, respectively. Basic earnings per share for the three months ended March 31, 2009 and 2008 were also $0.41 and $0.29 respectively. Cash dividends declared during the three month period ended March 31, 2009 and 2008 were $0.14 and $0.14, respectively.

The increase in net income for the first quarter of 2009 was largely due to an increase in net interest income due mainly to the higher average interest-earning assets from the acquisition of AHB. In addition, non-interest income increased significantly, due mainly to the net gains from the mortgage banking activities of the AHB Division. Offsetting these increases was an increase in non-interest expense, due mainly to the addition of AHB’s operations, combined with an increase in the provision for loan and lease losses. The increase in the provision was driven by the ongoing impact from recessionary economic conditions.

SELECTED RATIOS

	Three Months Ended March 31,

	2009	2008

SELECTED RATIOS
Return on Average Assets	0.78%	0.64%
Return on Average Equity	11.74%	8.80%
Dividend Payout Ratio	34.23%	47.76%
Book Value Per Share	$13.92	$13.67

                                        SEGMENT INFORMATION

The Corporation has determined that it has two operating and reporting segments: Community Banking and Mortgage Banking.

The Corporation’s Community Banking segment consists of commercial, commercial construction, retail banking and wealth management. The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Corporation. For example, construction and commercial lending is dependent upon the ability of the Corporation to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending.

The Corporation’s Mortgage Banking segment operates under the trade name, “American Home Bank, a division of First National Bank of Chester County,” referred to herein as (the “AHB Division”). Its principal activities include providing residential mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. The AHB Division retains the servicing on a portion of the loans that it sells. The AHB

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Division also holds some residential mortgage and construction loans. The AHB Division was formed on December 31, 2008 following the acquisition of American Home Bank, National Association.

The tables below summarize the performance of each of the operating segments:

(Dollars in thousands)	As of and for the three months ended March 31, 2009

	Community Banking Segment	Mortgage Banking Segment	Consolidated Segment

Total assets	$1,087,350	$248,130	$1,335,480

Net interest income	8,276	1,850	10,126

Total non-interest income	2,453	11,742	14,195
Total non-interest expense	8,939	10,143	19,082

Net Income	699	1,834	2,553

(Dollars in thousands)	As of and for the three months ended March 31, 2008

	Community Banking Segment	Mortgage Banking Segment	Consolidated Segment

Total assets	$1,006,441	$—	$1,006,441

Net interest income	7,878	—	7,878

Total non-interest income	2,858	—	2,858
Total non-interest expense	8,448	—	8,448

Net Income	1,520		1,520

The results presented in the Net Interest Income, Interest Income, Interest Expense and Provision for Loan and Lease Losses sections present information for both the loans held in the Community Banking segment as well as the Mortgage Banking segment. Factors driving net interest income and the provision for loan and lease losses are similar for the loans held in each of these segments. Specific discussion is made below where factors driving the specific components of Non-interest income and expense for the operating segments differ from the consolidated Corporation.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET
AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
THREE MONTHS ENDED MARCH 31,

	2009			2008

(Dollars in thousands)
	Average Balance	Interest	Rate%	Average Balance	Interest	Rate%

ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$26,516	$28	0.43%	$49,482	$451	3.67%
Investment securities:
Taxable	101,900	1,152	4.59%	92,698	1,116	4.84%
Tax-exempt (1)	9,606	114	4.79%	13,678	164	4.81%

Total investment securities	111,506	1,266	4.61%	106,376	1,280	4.84%

Loans held for sale	151,157	1,844	4.95%	607	7	4.64%

Loans and leases: (2)
Taxable	919,111	12,950	5.71%	728,464	12,151	6.71%
Tax-exempt (1)	20,737	375	1.81%	19,572	348	7.15%

Total loans and leases	939,848	13,325	5.75%	748,036	12,499	6.72%

Total interest-earning assets	1,229,027	16,463	5.43%	904,501	14,237	6.33%
Non-interest-earning assets
Allowance for loan and lease losses	(10,569)			(7,884)
Cash and due from banks	27,952			21,148
Other assets	61,187			35,014

Total assets	$1,307,597			$952,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings, NOW, and money market deposits	$424,994	$1,205	1.15%	$373,498	$2,035	2.19%
Certificates of deposit and other time	447,521	3,266	2.96%	221,127	2,462	4.48%

Total interest-bearing deposits	872,515	4,471	2.08%	594,625	4,497	3.04%
Subordinated debt	15,465	174	4.55%	15,465	259	6.74%
Federal Home Loan Bank advances and other borrowings	174,200	1,536	3.58%	146,564	1,443	3.96%

Total interest-bearing liabilities	1,062,180	6,181	2.36%	756,654	6,199	3.30%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	144,060			116,481
Other liabilities	14,393			10,530

Total liabilities	1,220,633			883,665
Stockholders’ equity	86,964			69,114

Total liabilities and stockholders’ equity	$1,307,597			$952,779

Net interest income		$10,282			$8,038

Net yield on interest-earning assets			3.39%			3.57%

(1)	The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2009 and 2008.

(2)	Non-accruing loans are included in the average balance.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended March 31, 2009 was $10.3 million, an increase of 27.9% from $8.0 million for the same period in 2008. The net yield on interest-earning assets, on a tax-equivalent basis, was 3.39% for the three-month period ended March 31, 2009, compared to 3.57% for the same period in 2008, a decrease of 18 basis points (one basis point is equal to 1/100 of a percent).

The yield earned on interest-earning assets decreased 90 basis points to 5.43% in 2009 from 6.33% in 2008. The average yield paid on interest-bearing liabilities decreased 94 basis points to 2.36% in 2009 from 3.30% in 2008.

Average interest-earning assets increased approximately $324.5 million or 35.9% to $1.2 billion for the three-months ended March 31, 2009 from $904.5 million in the same period last year. The increase in average interest-earning assets for the three-month period ended March 31, 2009 was the result of a 25.6% or $191.8 million increase in average total Loans and leases combined with a 4.8% or $5.1 million increase in average investment securities, a 46.4% or $23.0 million decrease in the average Federal funds sold and interest bearing deposits in banks balance, and a $150.6 million increase in average loans held for sale balances. The increases in Loans, Loans held for sale and investment securities were primarily due to the acquisition of American Home Bank as of December 31, 2008. Assets acquired at December 31, 2008 through the American Home Bank acquisition included $17.4 million of investments, $89.5 million of loans held for sale and $110.9 million of loans and leases. The decrease in Federal funds sold and interest bearing deposits in banks was primarily due to growth in Loans held for sale as a result of increased residential mortgage volume in the first quarter of 2009.

Average interest-bearing liabilities increased approximately $305.5 million or 40.4% to $1.06 billion for the three-months ended March 31, 2009, from $756.7 million in the same period in 2008. The increase in average interest-bearing liabilities for the three-month period was the result of a $277.9 million or 46.7% increase in interest-bearing deposits, combined with a $27.6 million or 18.9% increase in Federal Home Loan Bank (FHLB) advances and other borrowings. The increases in interest bearing deposits and Federal Home Loan Bank advances and other borrowings were primarily due to the acquisition of American Home Bank as of December 31, 2008. Liabilities acquired at December 31, 2008 through the American Home Bank acquisition included $186.7 million of interest bearing deposits and $36.6 million of Federal Home Loan Bank advances and other borrowings.

INTEREST INCOME

Interest income on federal funds sold and interest-bearing deposits in banks for the three-month period ended March 31, 2009 decreased 93.8% to $28 thousand when compared to the same period in 2008. The decrease in interest income on federal funds sold and interest-bearing deposits in banks for the three-month period is primarily the result of a $23.0 million decrease in the average federal funds sold and interest bearing deposits at banks balances combined with a 324 basis point decrease on the rates earned on these assets as a result of Federal Reserve actions to reduce market interest rates.

On a tax equivalent basis, interest income on investment securities decreased by 1.0% or $14 thousand to $1.27 million for the three-month period ended March 31, 2009 from $1.28 million for the same

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

period in 2008. The decrease was the result of a 23 basis point decrease in the yield earned on investment securities, offset partially by a $5.1 million increase in average total investment security balances.

Interest income on loans held for sale increased to $1.8 million during the first quarter of 2009. This was due to a significant increase in the average loans held for sale balance. Average loans held for sale during the first quarter of 2009 was $151.2 million as compared to $607 thousand in the first quarter of 2008. The increase was due to the American Home Bank acquisition. $89.5 million of loans held for sale were acquired at December 31, 2008 through the acquisition. The increase in average balance from December 31, 2008 to March 31, 2009 was due to increased volume in the residential mortgage loan originations.

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio increased 6.6% or $826 thousand to $13.3 million for the three-month period ended March 31, 2009 compared to $12.5 million for the three months ended March 31, 2008. The increase in interest income for the three-month period ended March 31, 2009 is primarily the result of a $191.8 million or 25.6% increase in average loans outstanding. The increase in average loan balances was primarily due to the American Home Bank acquisition. $110.9 million of loans were acquired at December 31, 2008 through the acquisition. The impact from the increase in average loan balances was partially offset by a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 97 basis points to 5.75% for the three-month period ended March 31, 2009 from 6.72% for the same period in 2008. This rate decrease is the result of Federal Reserve actions to reduce market interest rates.

INTEREST EXPENSE

Interest expense on deposit accounts decreased by $26 thousand or 0.6% to $4.5 million for the three-month period ended March 31, 2009 from $4.5 million for the same period in 2008. This decrease was primarily due to a decrease in the average interest rates paid on interest-bearing deposits. The average rate paid in the first quarter of 2009 was 2.08%, a 96 basis point decrease from 3.04% in the first quarter of 2008. This rate decrease was primarily the result of Federal Reserve actions to reduce market interest rates. This impact from rate decreases was partially offset by increases in average interest-bearing deposit balances. These balances increased $277.9 million to $872.5 million in the first quarter of 2009 from $594.6 million in 2008. The increase in average interest bearing deposit balances was primarily due to the American Home Bank acquisition. $186.7 million of interest bearing deposit balances were acquired at December 31, 2008 through the acquisition. The increase was also due to stronger consumer demand for traditional interest-bearing deposit products.

Interest expense on subordinated debentures decreased $85 thousand to $174 thousand for the three-month period ended March 31, 2009 from $259 thousand for the same period in 2008. The decrease for the three-month period ended March 31, 2009 was a direct result of a 219 basis point decrease in the average interest rate paid on these debentures. The issuance bears an interest rate of 3 month LIBOR plus 140 basis points. The rate decrease was due to a decrease in the 3 month LIBOR between the two periods. Average balances between the two periods remained unchanged at $15.5 million.

Interest expense on FHLB and other borrowings increased by $93 thousand or 6.4% to $1.5 million for the three-month period ended March 31, 2009 from $1.4 million for the same period in 2008. Average balances of these funding sources increased by 18.9% or $27.6 million between the two periods. The increase in average FHLB and other borrowings was primarily due to the American Home Bank

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

acquisition. $36.6 million of FHLB and other borrowings balances were acquired at December 31, 2008 through the acquisition. The average rate paid on these borrowings was 3.58% in the first quarter of 2009, a decrease of 38 basis points from 3.96% during the same period in 2008. FHLB and other borrowings have been a favorable alternative to deposits to support asset growth.

PROVISION FOR LOAN AND LEASE LOSSES

During the three months ended March 31, 2009 and 2008, the Corporation recorded a $1.4 million provision for loan and lease losses as compared to $211 thousand for the same period in 2008. The increase in the provision for loan and lease losses was driven mainly by an increase in non-accrual loan balances due to the effects of a recessionary economy. The percentage of non-accrual loans to gross loans was 2.21% at March 31, 2009 compared to 1.12% at December 31, 2008 and .24% at March 31, 2008. The allowance for loan and lease losses as a percentage of loans at March 31, 2009 was 1.20% compared to 1.10% at December 31, 2008 and 1.06% at March 31, 2008. Net charge-offs increased to $297 thousand for the first quarter of 2009 as compared to $59 thousand in the first quarter of 2008.

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

(Dollars in thousands)	Three Months Ended March 31,

	2009	2008

Balance at beginning of period	$10,335	$7,817

Provision charged to operating expense	1,387	211

Recoveries of loans previously charged-off	145	100
Loans charged-off	(442)	(159)

Net loan (charge-offs) recoveries	(297)	(59)

Allowance other adjustment (1)	(162)	(39)

Balance at end of period	$11,263	$7,930

Period-end loans outstanding	$940,131	$750,625
Average loans outstanding	$939,848	$748,036

Allowance for loan and lease losses as a percentage of period-end loans outstanding	1.20%	1.06%
Net charge-offs (recoveries) to average loans Outstanding	0.03%	0.01%

(1) The “Allowance other adjustment” represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Bank.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing. The Corporation’s policy is to write down all non-performing loans to net realizable value based on updated appraisals. Non-performing loans are generally collateralized and are in the process of collection. Non-accrual loans reduce the Corporation’s earnings because interest income is not earned on such assets. The non-accrual loan and lease balance at March 31, 2009 was $20.8 million as compared to $10.5 million at December 31, 2008 and $1.6 million at March 31, 2008.

OREO represents real estate owned by the Bank following default by the borrowers. OREO is recorded at the lower of the loan carrying value or fair market value. Fair market value is based primarily upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. OREO reduces the Corporation’s earnings because interest income is not earned on such assets.

The following chart represents detailed information regarding non-performing loans and leases and OREO:

(Dollars in thousands)	March 31,		December 31,

	2009	2008	2008

Past due over 90 days and still accruing	$46	$261	$870
Non-accrual loans and leases (1)	20,757	1,555	10,514

Total non-performing loans and leases	20,803	1,816	11,384

Other real estate owned	2,142	441	1,872

Total non-performing assets	$22,945	$2,257	$13,256

Non-performing loans and leases as a percentage of total loans and leases	2.21%	0.24%	1.21%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	54.14%	436.69%	90.78%

Non-performing assets as a percentage of total loans and other real estate owned	2.44%	0.30%	1.41%

Allowance for loan and lease losses as a percentage of non-performing assets	49.09%	351.36%	77.96%

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

FASB 114 “Accounting by Creditors for Impairment of Loans” requires the Corporation to examine commercial and non-residential mortgage loans on non-accrual status for impairment. The balance of impaired loans was $20.8 million, $10.5 million, and $1.6 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The associated specific reserve for impaired loans was $1.8 million, $856 thousand, and $40 thousand at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

For the three-month period ended March 31, 2009, activity in the allowance for impaired loan losses includes a provision of $974 thousand and charge-offs of $386 thousand. There were no recoveries for the three-month period ended March 31, 2009. Contractual interest amounted to $256 thousand for the three-months ended March 31, 2009. Total cash collected on impaired loans for the three-month period ended March 31, 2009 was $672 thousand all of which was applied to principal. Loans returned to performing for the three-months ended March 31, 2009 were $92 thousand.

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

The following charts present additional information about impaired loans and lease balances as of March 31, 2009 and December 31, 2008:

March 31, 2009

(Dollars in thousands)	Loans by Type	Impaired by type	Number of impaired loans	Specific reserve on impaired

Commercial loans	$332,515	$6,057	22	$248
Real estate – commercial	285,662	2,239	2	253
Real estate – commercial construction	69,051	4,387	4	684
Real estate – residential	83,940	4,580	15	380
Real estate – residential construction	39,265	1,307	5	76
Consumer loans	126,353	1,909	33	189
Lease financing receivables	3,345	278	7	—

Totals	$940,131	$20,757	88	$1,830

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

December 31, 2008

(Dollars in thousands)	Loans by type	Impaired by type	Number of impaired loans	Allocable allowance on impaired

Commercial loans	$327,472	$3,632	20	$285
Real estate – commercial	280,549	1,650	2	126
Real estate – commercial construction	69,057	—	—	—
Real estate – residential	87,413	3,876	13	350
Real estate – residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,514	69	$856

NON-INTEREST INCOME

Total non-interest income increased $11.3 million to $14.2 million for the three months ended March 31, 2009, compared to $2.9 million for the same period in 2008. The various components of non-interest income are discussed below.

Wealth Management and Advisory Services revenue decreased $77 thousand or 7.7% to $918 thousand for the three months ended March 31, 2009 from $995 thousand during the same period in 2008. Wealth management and advisory services revenue includes fee income from both the Wealth Management division of the Bank and the First National Financial Advisory Services subsidiary of the Bank. In aggregate, wealth management and advisory services revenue consists primarily of fee income from services such as trust and portfolio management, estate management, insurance, full-service brokerage, financial planning and mutual fund services. Wealth management and advisory services revenue is based partially on the market value of assets under management. The market value of assets under management decreased $94.8 million or 17.0% to $462.6 million at March 31, 2009 as compared to $557.4 million at March 31, 2008.These balances decreased primarily due to decreases in the market values of the underlying securities within the assets under management.

Service charges on deposit accounts increased $79 thousand or 14.3% to $632 thousand for the three-month period ended March 31, 2009 compared to $553 thousand for the same period in 2008. The increase in service charges is primarily due to increases in deposit account balances.

The Corporation recognized a net loss of $88 thousand on sales of investment securities during the three-month period ended March 31, 2009 compared with a net gain of $262 thousand during the same period in 2008. These net gains and losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with one customer. The income on these leases is classified as “Rental Income”. Rental Income on operating lease agreements for the three-month period

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

ended March 31, 2009 was $340 thousand, an increase of $30 thousand or 9.7% from $310 thousand during the same period in 2008.

Gains on the sale of fixed assets and OREO was $46 thousand for the three-months ended March 31, 2009 as compared to gains of $45 thousand for the same period in 2008. The gains recorded in 2009 and 2008 were the amortization of a deferred gain attributable to a sale-leaseback transaction that occurred during 2007.

Loan servicing fees and other was $996 thousand during the three months ended March 31, 2009, an increase of $905 thousand from $91 thousand during the same period in 2008. Loan servicing fees and other primarily relates to the Mortgage Banking segment and consist mainly of fees earned at the inception of a loan as well as fees earned on the servicing of residential loan portfolios not owned by the Bank. Loan servicing fees and other also includes gains and losses on the Bank’s mortgage servicing rights. The increase in loan servicing fees was due to the addition of the American Home Bank division’s mortgage operations.

Net gain from mortgage banking activities relates to the Mortgage Banking segment and consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments. The increase in the net gain from mortgage banking activities during the first quarter of 2009 was primarily from the addition of the American Home Bank division’s residential mortgage operations.

The distinguishing activity within the Mortgage Banking segment is the origination and sale of residential mortgage and construction loans. This activity drives the net gain on mortgage banking activity line of the income statement. For the quarter ended March 31 2009, this line was positively impacted by the actions of the Federal Reserve to reduce market rates. These actions resulted in mortgage interest rates declining, beginning in December 2008. The decline in rates was advantageous to consumers, leading many borrowers to refinance their existing mortgage loan. The increase in refinance activity reduced the negative impact from weak new and existing home sale sectors. The AHB Division originated $602.8 million of loans during the period, with refinance activity accounting for 81%, or $489.8 million, of the total. Loans for the purchase of new or existing homes totaled $104.5 million, or 17% of total originations, while loans to individual borrowers for construction of single-family residences were $8.5 million, or 2% of total originations.

Bank-owned life insurance (“BOLI”) income relates to a policy acquired through the American Home Bank acquisition. BOLI involves the purchase of a life insurance policy on a group of employees. The Bank is the owner and beneficiary of the policy. The BOLI investment is carried on the balance sheet at the cash surrender value of the underlying policies. Income or loss resulting from increases or decreases in the cash surrender value of the properties is recorded on the income statement.

Other non-interest income increased 5.3% or $25 thousand for the three-month period ended March 31, 2009 due mainly to increases in various fee income earned from the American Home Bank operations. Other non-interest income also includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, rental income, lease referral fees and other miscellaneous income.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

Wealth management and advisory services revenue, service charges on deposit accounts, Gains and losses on investment securities, Operating lease rental income, Gains on the sale of fixed assets and OREO, BOLI income and nearly all of Other non-interest income are included within the results of the Community Banking segment. Nearly all of Loan servicing fees and other and all of Net gain from mortgage banking activities are included within the mortgage banking segment.

NON-INTEREST EXPENSE

Total non-interest expense increased $10.6 million or 125.9% to $19.1 million for the three-month period ended March 31, 2009, compared to $8.4 million during the same period in 2008. The various components of non-interest expense are discussed below.

Salaries and employee benefits increased 153.5% or $7.4 million to $12.2 million for the three-month period ended March 31, 2009 compared to the same periods in 2008. The higher salary and benefits expense was primarily due to the addition of the American Home Bank operations in the first quarter of 2009.

Salaries and benefits directly attributable to the Mortgage Banking segment totaled $7.4 million for the three months ended March 31, 2009. Of that amount, variable compensation, that is compensation paid to loan originators accounted for $4.4 million, or 60% of the total. This variable compensation amounts to .73% of total originations, a rate typical in the mortgage banking industry. This variable compensation is directly related to the amount of, and type of, mortgage loans originated.

Net occupancy, equipment and data processing expense increased $1.3 million or 93.0% to $2.8 million for the three-month period ended March 31, 2009 when compared to the same periods in 2008. Approximately $1.0 million of this increase was due to the addition of the American Home Bank’s operations in the first quarter of 2009. Occupancy, equipment and data processing expense from American Home Bank’s operations include the operations of administrative facilities as well as two branches combined with IT systems operations. The increase was also due to the opening of the new Jennersville grocery store branch as well as the opening of the new one north high administrative complex in the first quarter of 2009.

Depreciation expense on operating leases increased $25 thousand or 9.9% to $280 thousand for the three-month period ended March 31, 2009 when compared to the same period in 2008. This depreciation expense is the result of operating lease agreements the Bank has with one of our customers. The income associated with these operating leases is classified as Rental Income, as discussed above.

FDIC insurance premiums increased $319 thousand or 339.4% to $413 thousand for the three month period ended March 31, 2009 when compared to the same periods in 2008. In 2008 the FDIC adopted rules that increased FDIC premiums significantly for assessment periods beginning in the first quarter of 2009. In 2009, the FDIC adopted rules that further increased FDIC insurance assessment rates beginning in the second quarter of 2009. This will cause the Bank’s 2009 FDIC premiums and assessment expense to increase significantly over 2008. The $94 thousand of FDIC insurance expense in the first quarter of 2008 was net of a $65 thousand assessment credit granted to the Bank under 2006 legislation.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

Professional services expense increased $822 thousand or 193.9% to $1.2 million for the three-month period ended March 31, 2009 when compared to the same periods in 2008. Approximately $678 thousand of the increase in professional fees is due to increased legal, consulting, audit fees and human resource expenses from the addition of American Home Bank’s operations. The balance of the increase was mainly due to increased legal and consulting fees related to the acquisition and integration of American Home Bank.

Marketing expense increased $61 thousand or 31.0% from the same period in 2008. Most of this increase was due to the addition of American Home Bank’s operations.

Total other non-interest expense increased $661 thousand or 63.0% to $1.7 million for the three-month period ended March 31, 2009 compared to the same periods in 2008. Other non-interest expense includes loan costs, annual meeting and reports, trust processing, postage, directors’ costs, telephone, travel and entertainment and operating supplies. Most of the increase is due to the addition of American Home Bank’s operations.

INCOME TAXES

Income tax expense for the three-month period ended March 31, 2009 was $1.1 million, compared to $557 thousand for the same period in 2008. This represents an effective tax rate of 29.4% for the three-month period ended March 31, 2009 compared with 26.8% for the same periods in 2008. The higher effective tax rates in 2009 as compared with 2008 is primarily due to a decrease in permanent differences as a relative percentage of pretax income.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation’s ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling Senior Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from growth of our existing deposit base, new deposits, FHLB, and cash flow from the investment and loan portfolios. The Corporation considers funds from such sources to comprise its “core” funding sources because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation’s non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table:

(Dollars in thousands)	For the Three Months Ended March 31, 2009		For the Year Ended December 31, 2008

	Average Balance	Effective Yield	Average Balance	Effective Yield

DEPOSIT TYPE
NOW Accounts	$185,027	1.01%	$179,512	1.64%
Money Market	152,665	1.47%	117,393	2.46%
Statement Savings	41,485	0.60%	40,300	0.70%
Other Savings	1,787	1.08%	2,802	1.50%
Tiered Savings	44,030	1.18%	48,915	1.30%

Total NOW Savings, and Money Market	424,994	1.15%	388,922	1.75%

CDs Less than $100,000	338,082	2.96%	162,650	3.73%
CDs Greater than $100,000	109,439	2.95%	74,822	3.90%

Total CDs	447,521	2.96%	237,472	3.78%

Total Interest Bearing Deposits	872,515		626,394

Non-Interest Bearing Demand Deposits	144,060		120,941

Total Deposits	$1,016,574		$747,335

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

The Bank, as a member of FHLB, maintains several credit facilities. During the first quarter of 2009, average FHLB advances were $174.2 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.58%. The Bank currently has a maximum borrowing capacity with FHLB of approximately $320.8 million. FHLB advances are collateralized by a pledge on the Bank’s portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank’s FHLB stock.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation’s net interest rate sensitivity gap within one year is a negative $273.9 million or 20.5% of total assets at March 31, 2009 compared with a negative $292.9 million or 22.5% of total assets at December 31, 2008. The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee (“ALCO”) policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of March 31, 2009:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

(Dollars in thousands)	Within one year	Two through five years	Over five years	Non-rate sensitive	Total

ASSETS
Federal funds sold and overnight investments	$2,501	$0	$0	$0	$2,501
Investment securities	22,584	47,236	29,959	0	99,779
Interest bearing deposits in banks	37,722	0	0	0	37,722
Loans held for sale	186,249	0	0	0	186,249
Net loans and leases	429,014	406,245	104,872	(11,263)	928,868
Cash and due from banks	0	0	0	15,020	15,020
Premises and equipment	0	0	0	23,664	23,664
Other assets	14	0	0	41,663	41,677

Total assets	$678,084	$453,481	$134,831	$69,084	$1,335,480

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$0	$0	$0	$147,276	$147,276
Interest bearing deposits	867,765	27,294	6,988	0	902,047
FHLB advances and other borrowings	67,794	93,518	3,686	0	164,998
Subordinated debentures	15,465	0	0	0	15,465
Other liabilities	1,000	0	17,712	0	18,712
Capital	0	0	0	86,982	86,982

Total liabilities & capital	$952,024	$120,812	$28,386	$234,258	$1,335,480

Net interest rate sensitivity gap	$(273,940)	$332,669	$106,445	$(165,174)

Cumulative interest rate sensitivity gap	$(273,940)	$58,729	$165,174	$0

Cumulative interest rate sensitivity gap divided by total assets	(20.5%)	4.4%	12.4%

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

During the fist quarter of 2009, the Bank completed renovations on a new office building located at one north High street in West Chester, PA. The building, along with and adjacent to our main branch and existing facility at nine North High street will serve as the company’s corporate headquarters. During the first quarter of 2009, the Bank also opened a new grocery store branch in Jennersville, PA. Technological improvements, including enhanced security over customer information, a more proactive disaster recovery system and an improved infrastructure to support more internet banking products are also expected in the future. We are continuously looking for appropriate opportunities to expand our branch system and invest in technology to better serve our customers.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios. At March 31, 2009, both the Corporation’s and the Bank’s capital exceeded all minimum regulatory requirements, and the Bank was considered “well capitalized” as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

In April 2009, the Corporation completed the placement of $5,175,000 aggregate liquidation amount of fixed rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed subsidiary, First Chester County Capital Trust IV, a wholly owned Delaware statutory trust (the “Trust”). In connection with the sale of the Trust Preferred Securities, the Corporation issued $5,330,000 of junior subordinated deferrable interest debentures (the “Debentures”) to the Trust. The Trust Preferred Securities and the Debentures have a 30 year maturity, and carry a fixed rate of interest of 12%. The Corporation has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) on any interest payment date on or after April 28, 2014. The net proceeds of the offering have been contributed as additional paid in capital to fund growth in the banking operations of First National Bank of Chester County, the Corporation’s wholly owned subsidiary (the “Bank”).

	As of March 31,		As of December 31, 2008	“Well Capitalized” Requirements

	2009	2008

Corporation
Leverage Ratio	7.41%	8.87%	9.87%	N/A
Tier I Capital Ratio	9.23%	10.35%	9.14%	N/A
Total Risk-Based Capital Ratio	10.37%	11.39%	10.15%	N/A
Bank
Leverage Ratio	7.58%	8.25%	9.95%	5.00%
Tier I Capital Ratio	9.59%	9.64%	9.40%	6.00%
Total Risk-Based Capital Ratio	10.73%	10.69%	10.42%	10.00%

The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources, or operations of the Corporation.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s assessment of its sensitivity to market risk since its presentation in the 2008 Annual Report. Please refer to Item 7A on pages 39-42 of the Corporation’s 2008 Annual Report for more information.

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

Management’s Report on Disclosure Controls and Procedures. As required by Rule 13a-15(b), under the Exchange Act, Management, including our Principal Officers, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Principal Officers concluded that our disclosure controls and procedures were effective, as of March 31, 2009, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC rules and regulations.

On December 31, 2008, we completed our acquisition of American Home Bank, National Association (“AHB”). Our Management has excluded AHB from the scope of its report on internal control over financial reporting for the period ended March 31, 2009. Management is in the process of implementing our internal control structure over the operations of AHB, and expects that this effort will be completed during 2009. The assessment and documentation of internal controls requires a complete review of controls operating in a stable and effective environment.

Changes in internal control over financial reporting. In connection with the ongoing review of the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(d), under the Exchange Act), Management, including the Principal Officers, regularly assesses the adequacy of the Corporation’s internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. During the first quarter of 2009, there were no such changes.

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

Information regarding risk factors appears in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors as disclosed in that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

January 1 to January 31, 2009	—	—	—	$10,000,000

February 1 to February 28, 2009	—	—	—	$10,000,000

March 1 to March 31, 2009	—	—	—	$10,000,000

Total	—	—	—	$10,000,000

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

10.1 Amended and Restated Exhibit B, Annual Incentive Plan, to Executive Incentive Plan dated May 4, 2009. (CP) Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. *

10.2 Amended and Restated Exhibit C, Long Term Incentive Plan, to Executive Incentive Plan dated May 4, 2009. (CP) Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. *

10.3 Agreement by and among the Corporation, the Bank, James M. Deitch and Anna Ruth Smith dated May 5, 2009 to Finalize the AHB Management Incentive Plan. (CP) *

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

FIRST CHESTER COUNTY CORPORATION

May 11, 2009	/s/ John A. Featherman

John A. Featherman, III
Chief Executive Officer

May 11, 2009	/s/ John E. Balzarini

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

10.1 Amended and Restated Exhibit B, Annual Incentive Plan, to Executive Incentive Plan dated May 4, 2009. (CP) Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. *

10.2 Amended and Restated Exhibit C, Long Term Incentive Plan, to Executive Incentive Plan dated May 4, 2009. (CP) Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. *

10.3 Agreement by and among the Corporation, the Bank, James M. Deitch and Anna Ruth Smith dated May 5, 2009 to Finalize the AHB Management Incentive Plan. (CP) *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of President *

31.3	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Section 906 Certification of the Chief Executive Officer*

32.2	Section 906 Certification of the President*

32.3	Section 906 Certification of the Chief Financial Officer*