Form 10-Q
period 2009-06-30
FIRST CHESTER COUNTY CORP
filed 2009-08-10
CIK 744126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009, OR

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

The number of shares outstanding of Common Stock of the Registrant as of August 10, 2009 was 6,306,877.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
Cash and due from banks	$15,123	$24,939
Federal funds sold and other overnight investments	2,301	4,884
Interest bearing deposits	4,935	65,327
Total cash and cash equivalents	22,359	95,150

Investment securities available-for-sale, at fair value	81,893	114,584

Mortgage loans held for sale	341,609	90,940

Loans and leases	947,914	940,083
Less: allowance for loan and lease losses	(12,016)	(10,335)
Net loans and leases	935,898	929,748

Premises and equipment, net	23,613	22,076
Net deferred tax asset	8,615	8,585
Due from mortgage investors	-	9,036
Bank owned life insurance	1,424	1,398
Goodwill	8,126	5,906
Other assets	27,739	22,755
Total assets	$1,451,276	$1,300,178
LIABILITIES
Deposits
Non-interest-bearing	$155,297	$146,248
Interest-bearing (including certificates of deposit over $100 of $163,117 and $100,018 at June 30, 2009 and December 31, 2008, respectively)	860,137	868,944
Total deposits	1,015,434	1,015,192
Federal Home Loan Bank advances and other borrowings	305,373	171,170
Subordinated debentures	20,795	15,465
Other liabilities	19,670	13,034
Total liabilities	1,361,272	1,214,861

STOCKHOLDERS' EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares;
Outstanding, 6,331,975 at June 30, 2009 and December 31, 2008	6,332	6,332
Additional paid-in capital	23,492	24,708
Retained earnings	61,190	57,899
Accumulated other comprehensive loss	(2,404)	(3,292)
Treasury stock, at cost: 26,118 shares and 92,931 shares at June 30, 2009 and December 31, 2008, respectively	(409)	(1,815)
Total First Chester County Corporation stockholders’ equity	88,201	83,832
Non-controlling interest	1,803	1,485
Total stockholders' equity	90,004	85,317

Total liabilities and stockholders' equity	$1,451,276	$1,300,178

The accompanying notes are an integral part of these statements.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in thousands - except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans and leases, including fees	$13,367	$12,020	$26,572	$24,409
Mortgage loans held for sale	3,095	8	4,939	15
Investment securities	996	1,351	2,227	2,581
Federal funds sold and deposits in banks	17	417	44	868
Total interest income	17,475	13,796	33,782	27,873
INTEREST EXPENSE
Deposits	3,883	3,954	8,354	8,452
Subordinated debt	252	215	426	474
Federal Home Loan Bank and other borrowings	1,617	1,478	3,153	2,920
Total interest expense	5,752	5,647	11,933	11,846

Net interest income	11,723	8,149	21,849	16,027
Provision for loan and lease losses	1,572	449	2,959	660
Net interest income after provision
for loan and lease losses	10,151	7,700	18,890	15,367

NON-INTEREST INCOME
Wealth management and advisory services	1,048	1,080	1,966	2,075
Service charges on deposit accounts	659	643	1,291	1,196
Gains (losses) on sales of investment securities, net	89	(78)	1	184
Operating lease rental income	345	330	685	639
Net gains on the sale of fixed assets and OREO	72	45	117	91
Loan fees and other	1,801	89	2,836	180
Net gain from mortgage banking activities	13,416	94	24,263	164
Bank owned life insurance	13	92	26	157
Other	545	476	1,051	943
Total non-interest income	17,988	2,771	32,236	5,629

NON-INTEREST EXPENSE
Salaries and employee benefits	15,605	4,201	27,769	8,998
Occupancy, equipment and data processing	2,893	1,470	5,669	2,908
Depreciation expense on operating leases	290	271	570	526
FDIC deposit insurance	1,062	118	1,475	212
Bank shares tax	232	193	467	386
Professional services	1,677	495	2,923	919
Marketing	566	335	824	533
Other	2,002	922	3,764	1,971
Total non-interest expense	24,327	8,005	43,461	16,453
Income before income taxes	3,812	2,466	7,665	4,543
INCOME TAXES	932	624	1,995	1,181
Net income including noncontrolling interests	$2,880	$1,842	$5,670	$3,362
Less: Net income from non-controlling interests	633	-	870	-
NET INCOME FOR FIRST CHESTER COUNTY CORPORATION	$2,247	$1,842	$4,800	$3,362
PER SHARE DATA
Net income per share (Basic)	$0.36	$0.36	$0.77	$0.65
Net income per share (Diluted)	$0.36	$0.35	$0.77	$0.65
Dividends declared	$0.14	$0.14	$0.28	$0.28

Basic weighted average shares outstanding	6,268,195	5,187,398	6,255,295	5,181,955

Diluted weighted average shares outstanding	6,268,195	5,206,736	6,255,295	5,202,278

The accompanying notes are an integral part of these statements.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$4,800	$3,362
Adjustments to reconcile net income to net cash (used in)
Provided by operating activities:
Depreciation	1,835	1,221
Provision for loan and lease losses	2,959	660
Amortization of investment security premiums and accretion of discounts, net	182	159
Amortization of deferred loan fees	(1,099)	(411)
Gains on sales of investment securities, net	(1)	(184)
Gains from sales of assets	-	(91)
Net gain from mortgage banking activities	(24,263)	(164)
Proceeds from the sale of mortgage loans held for sale	1,218,374	9,636
Origination of mortgage loans held for sale	(1,435,744)	(9,966)
Net cash paid for the settlement of derivative contracts	(1,005)	-
Stock-based compensation expense	100	92
Increase in other assets	(4,031)	(677)
Increase (decrease) in other liabilities	5,762	(1,368)

Net cash provided by (used in) operating activities	$(232,131)	$2,269

INVESTING ACTIVITIES
Net increase in loans	(8,010)	(42,247)
Proceeds from sales of investment securities available-for-sale	30,333	13,228
Proceeds from maturities of investment securities available-for-sale	6,867	9,537
Purchases of investment securities available-for-sale	(5,786)	(41,542)
Purchase of BOLI (Bank Owned Life Insurance)	-	(10,000)
Purchase of premises and equipment	(3,372)	(3,139)
Proceeds from the sale of fixed assets	-	48

Net cash provided by (used in) investing activities	$20,032	$(74,115)

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	318	-
Increase in short term Loan Bank Federal Home and other short term borrowings	145,000	-
Increase in long term Federal Home Loan Bank and other borrowings	48,300	51,500
Repayment of long term Federal Home Loan Bank and other borrowings	(59,097)	(13,782)
Proceeds from issuance of subordinated debentures	5,330	-
Net increase in deposits	241	24,448
Cash dividends paid	(874)	(1,453)
Net increase (decrease) in treasury stock transactions	90	(69)

Net cash provided by financing activities	139,308	60,644

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,791)	(11,202)

Cash and cash equivalents at beginning of period	95,150	53,360

Cash and cash equivalents at end of period	$22,359	$42,158

The accompanying notes are an integral part of these statements.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	controlling	Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Income/(loss)	Stock	Interest	Equity	Income

Balance January 1, 2008	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	-	$67,979

Net income				3,362				3,362	$3,362
Cash dividends declared				(1,453)				(1,453)
Other comprehensive income
Net unrealized losses on investment securities available-for-sale					(1,270)			(1,270)	(1,270)
Treasury stock transactions			(723)			746		23
Total comprehensive income									$2,092

Balance June 30, 2008	5,279,815	$5,280	$10,390	$57,256	$(2,477)	$(1,808)	-	$68,641

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	1,485	$85,317

Cumulative effect adjustment under FASB no. 156				240				240
Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest							(552)	(552)
Net income				4,800			870	5,670	5,670
Cash dividends declared				(1,749)				(1,749)
Other comprehensive income
Net unrealized gains on investment securities available-for-sale					888			888	888
Treasury stock transactions			(1,316)			1,406		90
Stock based compensation			100					100
Total comprehensive income									$6,558

Balance June 30, 2009	6,331,975	$6,332	$23,492	$61,190	$(2,404)	$(409)	1,803	$90,004

The accompanying notes are an integral part of these statements.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The foregoing unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.  These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (our “2008 Annual Report”).

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2008 Annual Report.

The Corporation completed its acquisition of American Home Bank (“AHB”) on December 31, 2008, and, accordingly, the December 31, 2008 and the June 30, 2009 consolidated balance sheets reflect the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated income statement for the three and six months ended June 30, 2009 include the results of operations from AHB.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following supplements the significant accounting policies described in the footnotes to the consolidated financial statements in the 2008 Annual Report:

As a result of the acquisition of AHB’s operations, the Corporation reports the following new lines in the income statement:

Loan fees and other consist mainly of fees earned at the inception of a loan as well as fees earned on the servicing of loan portfolios not owned by the Bank. Loan fees and other also includes gains and losses on the Bank’s mortgage servicing rights.

Net gain from mortgage banking activities consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

At June 30, 2009, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150 thousand shares of restricted stock to employees. During the six months ended June 30, 2009, the Corporation granted 54,650 shares valued at $11.35 per share at the grant date. These shares, or a portion thereof will vest on the third anniversary of the grant subject to certain employment and company performance requirements. During the six months ended June 30, 2008, the Corporation granted 34,500 shares valued at $17.80 per share at the grant date. These shares, or a portion thereof will vest on the third anniversary of the grant subject to certain employment and company performance requirements. These restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events, as described more fully in our Proxy Statement for the 2009 Annual Meeting of Shareholders. A summary of the Corporation’s unvested restricted shares is as follows:
(Dollars in thousands, except shares, and per share data)
	Shares	Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2009	44,075	$18.74
Granted	54,650	$11.35
Vested	6,400	$21.05
Forfeited
Unvested at June 30, 2009	92,325	$14.21	$950.9

The Corporation recorded approximately $100 thousand and $92 thousand of restricted stock expense for the six months ended June 30, 2009 and 2008, respectively.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Corporation’s ability to issue stock options under the Corporation’s 1995 Stock Option Plan has expired. Outstanding stock options, however, remain in effect according to their terms. Aggregated information regarding the Corporation’s Stock Option Plan as well as options assumed in connection with the AHB acquisition as of June 30, 2009 is presented below.

(Dollars in thousands, except shares, per share and years data)
Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	298,034	$15.43	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(8,987)	$18.04	-	-
Outstanding at June 30, 2009	289,047	$15.35	3.12	$-
Exercisable at June 30, 2009	289,047	$15.35	3.12	$-

There were no options granted during the six months ended June 30, 2009.  The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2008 was $0.

4.	EARNINGS PER SHARE

Three Months ended June 30, 2009

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$2,247	6,268,195	$0.36
Effect of Dilutive Securities
Options to purchase common stock	-	-	-
Diluted earnings per share
Net income available to common stockholders	$2,247	6,268,195	$0.36

289,047 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Six Months ended June 30, 2009

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$4,800	6,255,295	$0.77
Effect of Dilutive Securities
Options to purchase common stock	-	-	-
Diluted earnings per share
Net income available to common stockholders	$4,800	6,255,295	$0.77

289,047 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Three Months ended June 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$1,842	5,187,398	$0.36
Effect of Dilutive Securities
Options to purchase common stock	-	19,338	(.01)
Diluted earnings per share
Net income available to common stockholders	$1,842	5,206,736	$0.35

23,929 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Six Months ended June 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$3,362	5,181,955	$0.65
Effect of Dilutive Securities
Options to purchase common stock	-	20,323	-
Diluted earnings per share
Net income available to common stockholders	$3,362	5,202,278	$0.65

23,935 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

5.	COMPREHENSIVE INCOME

Components of comprehensive income are presented in the following chart:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$1,869	$(2,118)	$1,345	$(2,108)
Reclassification adjustment	89	(78)	1	184
Net unrealized gain (loss)	1,958	(2,196)	1,346	(1,924)
Other comprehensive income (loss) before taxes	1,958	(2,196)	1,346	(1,924)
Income tax benefit (expense)	(666)	747	(458)	654
Other comprehensive income (loss)	1,292	(1,449)	888	(1,270)
Net income including non-controlling interests	2,880	1,842	5,670	3,362
Comprehensive income	4,172	393	6,558	2,092
Comprehensive income attributable to non- controlling interests	633	-	870	-
Comprehensive income for First Chester County Corporation	$3,539	$393	$5,688	$2,092

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.	CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments.  Generally, federal funds and overnight investments are purchased and sold for one-day periods.  Cash paid for interest for the six month periods ended June 30, 2009 and 2008 was $12.3 million and $12.2 million, respectively.  Cash paid for income taxes for the six month periods ended June 30, 2009 and 2008 was $1.3 million and $1.8 million, respectively.

7.	ACQUISITION

On December 31, 2008, the Corporation completed its acquisition of AHB. This acquisition was intended to diversify the Bank’s products, services, and sources of income as well as to expand the Bank’s geographic footprint. As a result of the Merger, each outstanding share of AHB common stock was converted into the right to receive either $11.00 in cash or 0.70 shares of FCCC common stock, plus cash in lieu of fractional shares. Pursuant to the allocation procedures set forth in the Merger Agreement, 1,052,160 shares of FCCC common stock were issuable to the holders of 90% of AHB’s outstanding common stock and $1.8 million was payable to the holders of 10% of AHB’s outstanding common stock. In addition, pursuant to the terms of the Merger Agreement, each AHB option to purchase shares of AHB common stock at the effective time of the Merger converted into an option to purchase such number of shares of FCCC common stock equal to the number of shares of the AHB option multiplied by 0.7000, rounded down to the nearest whole share, at an exercise price equal to the exercise price of the AHB option at the effective time of the Merger divided by 0.7000, rounded up to the nearest whole cent. Each outstanding AHB warrant at the effective time of the Merger was cancelled and converted into the right to receive cash in the amount equal to the difference between the AHB warrant strike price and $11.00.

The AHB merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. In accordance with SFAS No. 141, certain deal costs and other cash paid are capitalized as part of the total purchase price. Goodwill resulted from the acquisition.

During the six months ended June 30, 2009 the goodwill from the AHB acquisition was adjusted to reflect adjustments to the purchase price allocation. The following shows the prior and current balance of goodwill:

(Dollars in thousands)

Goodwill Balance

December 31, 2008	$5,906

Adjustment to consideration paid (A)	1,600

Other adjustments (B)	620

June 30, 2009	$8,126

(A)
During the first quarter of 2009, the Corporation recorded a $1.6 million purchase accounting adjustment related to additional consideration identified for the acquisition. This amount relates to the lump sum payments for the AHB shares of former executive officers of AHB in connection with the finalization of the AHB Management Incentive Plan (as described in the Corporation's Current Report on Form 8-K filed on May 5, 2009 containing Item 5.02 disclosure). The full amount of this additional consideration was allocated to goodwill.

(B)
Other adjustments relate to amounts recorded in the second quarter of 2009 to updated acquisition date valuation estimates of certain assets and liabilities including other real estate owned, deferred rent, expense accruals and deferred tax assets.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

8.	SEGMENT REPORTING

The Corporation has determined that it has two operating and reporting segments: Community Banking and Mortgage Banking.

The Corporation’s Community Banking segment consists of commercial lending, commercial construction lending, commercial deposits, retail banking, as well as wealth management. The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Corporation. For example, construction and commercial lending is dependent upon the ability of the Corporation to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending.

The Corporation’s Mortgage Banking segment operates under the trade name, “American Home Bank, a division of First National Bank of Chester County,” referred to herein as the “AHB Division”). Its principal activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. The AHB Division retains the servicing on a portion of the loans that it sells.  The AHB Division also holds some residential mortgage and residential construction loans. The AHB Division was formed on December 31, 2008 following the acquisition of American Home Bank, National Association.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(Dollars in thousands)	As of and for the three months ended June 30, 2009

	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated

Total assets	$973,305	$477,971	$1,451,276

Net interest income	$8,862	$2,861	$11,723

Total non-interest income	$2,707	$15,281	$17,988
Total non-interest expense	$10,442	$13,885	$24,327

Net Income	$77	$2,170	$2,247

(Dollars in thousands)	As of and for the six months ended June 30, 2009

	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated

Total assets	$973,305	$477,971	$1,451,276

Net interest income	$16,910	$4,939	$21,849

Total non-interest income	$5,030	$27,206	$32,236
Total non-interest expense	$19,398	$24,063	$43,461

Net Income	$547	$4,253	$4,800

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollars in thousands)	As of and for the three months ended June 30, 2008

	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated

Total assets	$976,150	$-	$976,150

Net interest income	$8,149	$-	$8,149

Total non-interest income	$2,771	$-	$2,771
Total non-interest expense	$8,005	$-	$8,005

Net Income	$1,842	$-	$1,842

(Dollars in thousands)	As of and for the six months ended June 30, 2008

	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated

Total assets	$976,150	$-	$976,150

Net interest income	$16,027	$-	$16,027

Total non-interest income	$5,629	$-	$5,629
Total non-interest expense	$16,453	$-	$16,453

Net Income	$3,362	$-	$3,362

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”). The standard, which replaces Statement No. 162, establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS No. 168 is effective for interim and annual financial periods ending after September 15, 2009. Although the Corporation has not yet determined the impact that SFAS No. 168 will have, we do not expect that the statement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”). This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on, among other things, identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 is effective for interim and annual financial periods beginning after November 15, 2009. Although the Corporation has not yet determined the impact that SFAS No. 167 will have, we do not expect that the statement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS No. 166”). This statement clarifies existing and establishes new requirements and objectives for transactions to qualify for “sale accounting” treatment. SFAS No. 166 is effective for interim and annual financial periods beginning after November 15, 2009. Although the Corporation has not yet determined the impact that SFAS No. 166 will have, we do not expect that the statement will have a material impact on our consolidated financial statements.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” (“SFAS No. 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 in June 2009. The adoption of this statement did not have a material effect on our consolidated financial statements. We added the subsequent events disclosure that is required by this statement to our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This statement amends the other-than-temporary impairments guidance for investments and changes some of the investment financial statement disclosure requirements. FSP FAS 115-2 is effective for interim reporting periods ending after June 15, 2009. We adopted the provisions of FSP FAS 115-2 in June 2009. The adoption of this statement did not have a material effect on our consolidated financial statements. In accordance with the requirements of FSP FAS 115-2 we analyzed the other than temporary impairment charge that the Corporation took in the third quarter of 2008 and concluded that the charge taken was entirely due to an other than temporary credit loss as opposed to temporary other factors. Accordingly, no adjustment was made to the other than temporary charge taken in the third quarter of 2008.  We added the investment disclosures that are required by this statement to our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”). FSP 107-1 expands disclosures for fair value of financial instruments that are within the scope of FASB statement number 107 (“SFAS 107”) and now requires the FAS107 fair value disclosures in interim period reports. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. We adopted the provisions of FSP FAS 107-1 in June 2009. The adoption of this statement did not have a material effect on our consolidated financial statements. We added the required fair market value disclosure that is required by this statement to our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of FSP FAS 157-4 in June 2009.  FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB posted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”).  This statement addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS) as described in FASB Statement No. 128, “Earnings per Share.”   FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions. FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In December 2007, the FASB issued Statement No. 141(R) (“SFAS 141(R)”), “Business Combinations.”  This Statement replaces SFAS 141, “Business Combinations.”  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The Corporation adopted the provisions of SFAS 141(R) as of January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

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

10.	FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FSP FAS 157-3 and FSP FAS 157-4 clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We considered the requirements of FSP 157-3 and FSP FAS 157-4 when estimating fair value.

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

Index

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

Loans and leases: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.

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

Mortgage Servicing Rights (“MSRs”): To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 10.4%, prepayment speeds ranging from 6.6% to 37.1% depending on the stratification of the specific right, and a weighted average default rate of 6.7%. The Corporation records the MSR as a recurring Level 3.

Derivative instruments: The fair value of interest rate lock commitments and forward sales commitments are estimated using a process similar to mortgage loans held for sale. Interest rate lock commitments are recorded as a recurring Level 3. Loan commitments and best efforts commitments are assigned a probability that the related loan will be funded and the commitment will be exercised. The Bank relies on historical “pull-through” percentages in establishing probability. Forward sale commitments are recorded as a recurring Level 2.

The table below presents the balance of assets and liabilities at June 30, 2009, measured at fair value on a recurring basis:

Dollars in thousands
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$937	$80,956	$-	$81,893
Loans held for sale	-	341,609	-	341,609
Mortgage servicing rights	-	-	532	532
Interest rate lock commitments	-	-	1,717	1,717
Liabilities
Forward sales commitments	$-	$449	$-	$449

The aggregate unpaid principal balance of mortgage loans held for sale is $336.5 million.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below presents the balance of assets and liabilities at June 30, 2009, measured at fair value on a nonrecurring basis:

Dollars in thousands
	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$-	$-	$17,045	$17,045

OREO	-	-	1,592	1,592

The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Dollars in thousands	Mortgage Servicing Rights	Interest Rate lock Commitments	Loans	OREO
Beginning balance	$239	$412	$9,658	$1,872
Net transferred into (out of) level 3	239	1,305	8,597	(280)
Net unrealized gains (losses)	54	-	(1,210)
Ending Balance	$532	$1,717	$17,045	$1,592

The estimated fair values and carrying amounts of the balance sheet are summarized as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
Financial Assets
Cash and cash equivalents	$22,359	$22,359	$95,150	$95,150
Investment securities available-for-sale	81,893	81,893	114,584	114,584
Loans held for sale	341,609	341,609	90,940	90,940
Gross loans and leases	1,038,261	947,914	1,042,799	940,083
Due from mortgage investors	-	-	9,036	9,036
Mortgage servicing rights	532	532	239	239
Derivative instruments	1,717	1,717	412	412

Financial Liabilities
Deposits with no stated maturities	551,537	599,633	524,737	563,501
Deposits with stated maturities	414,971	415,801	451,691	451,691
FHLB and other borrowings	304,581	305,373	167,766	171,170
Subordinated debentures	20,795	20,795	15,465	15,465
Derivative instruments	449	449	618	618

Off-Balance-Sheet
Commitments to extend credit and outstanding letters of credit	$232,818	-	$244,033	-

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

11.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation's available-for-sale securities at June 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)		Gross	Gross
As of June 30, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$5,004	$--	$(1)	$5,003
U.S. Government agency	8,757	140	(5)	8,892
Mortgage-backed securities	37,660	765	(29)	38,396
State and municipal	6,698	44	(7)	6,735
Corporate securities	13,684	-	(2,820)	10,864
Other equity securities	13,732	50	(1,779)	12,003
	$85,535	$999	$(4,641)	$81,893

(Dollars in thousands)		Gross	Gross
As of December 31, 2008	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agency	$12,182	$144	$(7)	$12,319
Mortgage-backed securities	52,151	974	(95)	53,030
State and municipal	10,327	74	-	10,401
Corporate securities	31,089	-	(5,072)	26,017
Other equity securities	13,659	50	(892)	12,817
	$119,408	$1,242	$(6,066)	$114,584

The amortized cost and estimated fair value of debt securities classified as available-for-sale at June 30, 2009, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$6,268	$6,268
Due after one year through five years	14,170	12,802
Due after five years through ten years	3,018	2,879
Due after ten years	10,687	9,545
	34,143	31,494
Mortgage-backed securities	37,660	38,396
Other equity securities	13,732	12,003
	$85,535	$81,893

Proceeds from the sale of investment securities available for sale for the three and six months ended June 30, 2009 were $18.5 million and $30.3 million respectively. Proceeds from the sale of investment securities available for sale for the three and six months ended June 30, 2008 were $1.5 million and $13.2 million respectively.  For the three and six months ended June 30, 2009 the corporation recorded gains of $89 thousand and $1 thousand, respectively. For the three and six months ended June 30, 2008 the corporation recorded a loss of $78 thousand and a gain of $184 thousand, respectively.   The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $69.8 million at June 30, 2009 and $89.0 million at December 31, 2008. There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009.

(Dollars in thousands)		Less than 12 months		12 months or longer		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	1	$5,003	$(1)	$-	$-	$5,003	$(1)
U.S. Government agency	2	1,467	(6)	-	-	1,467	(6)
Mortgage-backed securities	3	4,325	(15)	1,350	(13)	5,675	(28)
State and municipal	5	734	(7)	-	-	734	(7)
Corporate Securities	13	7	(0)	10,857	(2,820)	10,864	(2,820)
Marketable Equity Securities	6	-	-	2,515	(1,779)	2,515	(1,779)

Total temporarily impaired investment securities	30	$11,536	$(29)	$14,722	$(4,612)	$26,258	$(4,641)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008.

(Dollars in thousands)		Less than 12 months		12 months or longer		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency	2	$1,475	$(5)	$173	$(2)	$1,648	$(7)
Mortgage-backed securities	4	3,332	(45)	1,809	(50)	5,141	(95)
State and municipal	-	-	-	-	-	-	-
Corporate Securities	25	17,605	(1,977)	8,412	(3,095)	26,017	(5,072)
Marketable Equity Securities	5	-	-	13,658	(892)	13,658	(892)

Total temporarily impaired investment securities	36	$22,412	$(2,027)	$24,052	$(4,039)	$46,464	$(6,066)

Management has considered factors regarding other than temporarily impaired securities and has determined that there was one other than temporarily impaired security at June 30, 2009 and December 31, 2008. The 2008 consolidated statement of income includes an $850 thousand non-cash pretax other than temporary impairment loss on a $1.0 million Lehman Brothers Note held in the Bank’s investment portfolio. Management believes that there are no additional securities that were impaired as of December 31, 2008 and June 30, 2009. Factors considered by management in determining whether a security is other than temporarily impaired include current and forecasted market conditions for that security as well as our ability and the intent to hold the security until recovery.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12.	DERIVATIVE INSTRUMENTS

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

Loan commitments relate to the origination of mortgage loans that will be held for sale and are accounted for as derivative instruments.  Such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net revenue from sales and brokering of loans.

To mitigate the effect of this interest rate risk on both the held for sale loans and interest rate lock commitments, the Bank enters into offsetting derivative contracts, primarily forward loan sale commitments. These forward sales commitments lock in the price for the sale of specific loans or loans to be funded under specific interest rate lock commitments or for a generic group of loans with similar characteristics.  Mandatory forward sales commitments are agreements to sell a certain notional amount of loans at a specified future time period at a specified price.  The Bank incurs a penalty for failure to follow through with the commitment.  Best efforts forward sales commitments also result in direct or indirect financial penalties for failure to follow through if the related loans close.  The fair value of forward loan sales commitments that hedge warehouse loans and interest rate lock commitments, as well as interest rate lock commitments themselves, are summarized as follows at June 30, 2009.  The fair values of all of these items are recorded on the balance sheet within other assets and other liabilities as these items are financial derivatives

Although the purpose of these derivative instruments is to economically hedge certain risks, there are no hedge designations under FASB Statement No. 133.

The fair value of derivative instruments not designated as hedging instruments under FASB Statement No. 133 are presented in the following table:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
(Dollars in thousands)	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Mandatory forward sales commitments	Other assets	$-	Other assets	$-	Other Liabilities	$449	Other Liabilities	$583
Best efforts forward sales commitments	Other assets	-	Other assets	-	Other Liabilities	-	Other Liabilities	35
Interest rate lock commitments	Other assets	1,717	Other assets	412	Other Liabilities	-	Other Liabilities	-

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13.	BORROWINGS

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

14.	SUBSEQUENT EVENTS

The Corporation evaluated its June 30, 2009 financial statements for subsequent events through August 10, 2009. The Corporation is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

15.	RECLASSIFICATIONS

Certain 2008 numbers have been reclassified to conform with current period presentation. These reclassifications have no impact on net income or earnings per share.

Index

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

Goodwill

Goodwill was recorded as a result of the American Home Bank (“AHB”) acquisition. Goodwill and other intangible assets must be reviewed at least annually for potential impairment, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation will utilize general industry practices in evaluating the fair value of its goodwill and other intangible assets.

Index

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

Income taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities.  Deferred tax assets are subject to Management’s judgment based upon available evidence that future realization is more likely than not.  If Management determines that the Corporation may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

ACQUISITION

Effective December 31, 2008, the Corporation completed its acquisition of AHB. The mortgage banking business of AHB is now operating as a division of the Bank under the trade name, “American Home Bank, a Division of First National Bank of Chester County.” The Bank’s mortgage-banking activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. The Bank retains the servicing on a portion of the loans that it sells. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers.

EARNINGS AND DIVIDEND SUMMARY

The Corporation completed its acquisition of AHB on December 31, 2008, and, accordingly, the December 31, 2008 and the June 30, 2009 consolidated balance sheets reflect the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated income statement for the three and six months ended June 30, 2009 include the results of operations from AHB; however, the consolidated income statement for the three and six months ended June 30, 2008 does not include the results of AHB.

Net income for the three months ended June 30, 2009 was $2.2 million, an increase of approximately $405 thousand or 22.0% from $1.8 million for the same period in 2008.  Diluted earnings per share for the three months ended June 30, 2009 were $0.36 compared to $0.35 for the same period in 2008.  Cash dividends declared for the three months ended June 30, 2009 were $0.14 per share compared to $0.14 per share for the three months ended June 30, 2008.

Net income for the six months ended June 30, 2009 was $4.8 million, an increase of $1.4 million or 42.8% from $3.4 million for the same period in 2008.  Diluted earnings per share for the six months ended June 30, 2009 were $0.77 compared to $0.65 for the same period in 2008.  Cash dividends declared for the six months ended June 30, 2009 were $0.28 per share compared to $0.28 per share for the six months ended June 30, 2008.

The increase in net income for the three and six months ended June 30, 2009 was due primarily to an increase in non-interest income, mainly attributable to the net gains from the mortgage banking activities of the AHB Division. In addition the increase in net income was due to an increase in net interest income due mainly to the higher average interest-earning assets from the acquisition of AHB. Offsetting these increases was an increase in non-interest expense combined with an increase in the provision for loan and lease losses. The increase in non-interest expense was due mainly to the addition of AHB’s operations as well as an increase in FDIC insurance expense while the increase in the provision was driven by the ongoing impact from recessionary economic conditions.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

SELECTED RATIOS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Return on Average Assets	0.66%	0.74%	0.72%	0.69%
Return on Average Equity	10.12%	10.64%	11.00%	9.72%
Dividend Payout Ratio	38.94%	39.40%	36.44%	43.19%
Book Value Per Share	$14.27	$13.23	$14.27	$13.23

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

A summary of segment performance for the three and six months ended June 30, 2009 and 2008 is presented in Note 8 to the Corporation’s Financial Statements.

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

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET
AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
THREE MONTHS ENDED JUNE 30,

		2009			2008
(Dollars in thousands)
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing	$16,019	$17	0.41%	$55,248	$417	3.04%
deposits in banks and other
overnight investments
Investment securities:
Taxable	87,642	934	4.28%	103,764	1,242	4.81%
Tax-exempt (1)	7,544	91	4.82%	13,386	157	4.73%
Total investment securities	95,186	1,025	4.32%	117,150	1,399	4.80%

Loans held for sale	267,299	3,095	4.64%	721	8	4.46%

Loans and leases: (2)
Taxable	924,294	13,112	5.69%	753,386	11,788	6.29%
Tax-exempt (1)	20,532	377	7.36%	18,906	340	7.24%
Total loans and leases	944,826	13,489	5.73%	772,292	12,128	6.31%

Total interest-earning assets	1,323,330	17,626	5.34%	945,411	13,952	5.94%
Non-interest-earning assets
Allowance for loan and lease losses	(11,236)			(7,972)
Cash and due from banks	10,848			17,957
Other assets	47,004			39,775

Total assets	$1,369,946			$995,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOW, and money market deposits	$437,316	$1,040	0.95%	$393,554	$1,605	1.64%
Certificates of deposit and other time	429,948	2,843	2.65%	235,775	2,349	4.01%
Total interest-bearing deposits	867,264	3,883	1.80%	629,329	3,954	2.53%
Subordinated debt	19,436	252	5.20%	15,465	215	5.59%
Federal Home Loan Bank advances and other borrowings	228,188	1,617	2.84%	152,288	1,478	3.90%
Total interest-bearing liabilities	1,114,888	5,752	2.07%	797,082	5,647	2.85%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	149,078			119,951
Other liabilities	16,925			8,877
Total liabilities	1,280,891			925,910
Stockholders' equity	89,055			69,261
Total liabilities and stockholders' equity	$1,369,946			$995,171

Net interest income		$11,874			$8,305
Net yield on interest-earning assets			3.60%			3.53%

(1)	The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2009 and 2008.
(2)	Non-accruing loans are included in the average balance.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CONSOLIDATED AVERAGE BALANCE SHEET
AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE
SIX MONTHS ENDED JUNE 30,

		2009			2008
(Dollars in thousands)
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing	$21,238	$44	0.42%	$52,365	$868	3.34%
deposits in banks and other
overnight investments
Investment securities:
Taxable	94,732	2,087	4.44%	98,231	2,358	4.83%
Tax-exempt (1)	8,569	204	4.81%	13,532	321	4.77%
Total investment securities	103,301	2,291	4.47%	111,763	2,679	4.82%

Loans held for sale	209,291	4,939	4.76%	664	15	4.54%

Loans and leases: (2)
Taxable	921,975	26,062	5.70%	740,925	23,938	6.50%
Tax-exempt (1)	20,633	754	7.36%	19,239	689	7.20%
Total loans and leases	942,608	26,816	5.74%	760,164	24,627	6.51%

Total interest-earning assets	1,276,438	34,090	5.39%	924,956	28,189	6.13%
Non-interest-earning assets
Allowance for loan and lease losses	(10,904)			(7,928)
Cash and due from banks	19,353			19,552
Other assets	54,057			37,395

Total assets	$1,338,944			$973,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings, NOW, and money market deposits	$431,189	$2,246	1.05%	$383,526	$3,640	1.91%
Certificates of deposit and other time	438,686	6,108	2.81%	228,451	4,812	4.24%
Total interest-bearing deposits	869,875	8,354	1.94%	611,977	8,452	2.78%
Subordinated debt	17,461	426	4.92%	15,465	474	6.16%
Federal Home Loan Bank advances and other borrowings	201,343	3,153	3.16%	149,425	2,920	3.93%
Total interest-bearing liabilities	1,088,679	11,933	2.21%	776,867	11,846	3.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	146,583			118,216
Other liabilities	15,667			9,705
Total liabilities	1,250,929			904,788
Stockholders' equity	88,015			69,187
Total liabilities and stockholders' equity	$1,338,944			$973,975

Net interest income		$22,157			$16,343
Net yield on interest-earning assets			3.50%			3.55%

(1)	The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2009 and 2008.
(2)	Non-accruing loans are included in the average balance.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended June 30, 2009 was $11.9 million, an increase of 43.0% from $8.3 million for the same period in 2008.  Net interest income on a tax equivalent basis for the six month period ended June 30, 2009 was $22.2 million, an increase of 35.6% from $16.3 million for the same period in 2008.  The net yield on interest-earning assets, on a tax-equivalent basis, was 3.60% for the three-month period ended June 30, 2009, compared to 3.53% for the same period in 2008, an increase of 7 basis points (one basis point is equal to 1/100 of a percent).  For the six month period ended June 30, 2009, the net yield on interest earning assets decreased 5 basis points to 3.50% from 3.55% during the same period in 2008.

The yield earned on interest-earning assets was 5.34% for the three month period ended June 30, 2009, compared to 5.94% for the same period in 2008, a decrease of 60 basis points. For the six month period ended June 30, 2009, the yield earned on interest earning assets decreased 74 basis points to 5.39% from 6.13% during the same period in 2008.

Average interest-earning assets increased approximately $377.9 million or 40.0% to $1.3 billion for the three-months ended June 30, 2009 from $945.4 million in the same period last year.  The increase in average interest-earning assets for the three-month period ended June 30, 2009 was the result of $266.6 million increase in Loans held for sale combined with a 22.3% or $172.5 million increase in average total Loans and leases. These increases were partially offset by an 18.7% or $22.0 million decrease in average investment securities and a 71.0% or $39.2 million decrease in the average Federal funds sold and interest bearing deposits in banks balance..

For the six month period ended June 30, 2009 average interest-earning assets increased approximately $351.5 million or 38.0% to $1.3 billion from $925.0 million in the same period last year.  The increase in average interest-earning assets for the six-month period ended June 30, 2009 was the result of a $208.6 million increase in Loans held for sale combined with a 24.0% or $182.4 million increase in average total Loans and leases. These increases were partially offset by a 7.6% or $8.5 million decrease in average investment securities and a 59.4% or $31.1 million decrease in the average Federal funds sold and interest bearing deposits in banks balance.

Average interest-bearing liabilities increased approximately $317.8 million or 39.9% to $1.1 billion for the three-months ended June 30, 2009, from $797.1 million in the same period in 2008.  The increase in average interest-bearing liabilities for the three-month period was the result of a $237.9 million or 37.8% increase in interest-bearing deposits, combined with a $75.9 million or 49.8% increase in Federal Home Loan Bank (FHLB) advances and other borrowings and a $4.0 million or 25.7% increase in Subordinated debt.

For the six month period ended June 30, 2009 average interest-bearing liabilities increased approximately $311.8 million or 40.1% to $1.1 billion from $776.9 million in the same period in 2008.  The increase in average interest-bearing liabilities for the six-month period was the result of a $257.9 million or 42.1% increase in interest-bearing deposits, combined with a $51.9 million or 34.7% increase in Federal Home Loan Bank (FHLB) advances and other borrowings and a $2.0 million or 12.9% increase in Subordinated debentures.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – Continued

INTEREST INCOME

Interest income on federal funds sold and interest-bearing deposits in banks for the three and six month periods ended June 30, 2009 decreased 95.9% and 94.9% to approximately $17 thousand and $44 thousand respectively, when compared to the same periods in 2008.  The decrease in interest income on federal funds sold and interest-bearing deposits in banks for the three and six month periods is primarily the result of a $39.3 million and $31.1 million decrease in the average federal funds sold and interest bearing deposits at banks balances combined with a 263 and 292 basis point decrease on the rates earned on these assets. The decrease in these balances was mainly because Federal funds sold and interest bearing deposits at banks balances were used to fund the increase in loans held for sale while the decrease in rate is a primarily a result of Federal Reserve actions to reduce market interest rates. The decrease in the rate earned on these balances was also due to management’s decision to invest available cash in more secure, but lower yielding, overnight investment alternatives.

On a tax equivalent basis, interest income on investment securities decreased by 26.7% or approximately $374 thousand to $1.0 million for the three-month period ended June 30, 2009 from $1.4 million for the same period in 2008.  For the six month period ended June 30, 2009, interest income on investment securities decreased 14.5% or $388 thousand to $2.3 million from $2.7 million when compared to the same period in 2008.  The decreases for the three and six months periods were the result of a 48 and 35 basis point decrease in the yield earned on investment securities, respectively. This was combined with a $22.0 million and $8.5 million decrease in average total investment security balances for the three and six month periods, respectively. The decrease in investment security balances reflects Management’s decision to reduce the Bank’s exposure to corporate bonds.

Interest income on loans held for sale increased to $3.1 million during the three month period ended June 30, 2009.  For the six month period ended June 30, 2009 interest income on loans held for sale increased $4.9 million.  These increases were due to a significant increase in the average loans held for sale balance.  Average loans held for sale for the three and six months periods ended June 30, 2009 were $267.3 million and $209.3 million as compared to approximately $721 thousand and $664 thousand for the same periods in 2008. This increase was due to the AHB acquisition. $89.5 million of loans held for sale were acquired at December 31, 2008 through the acquisition. The increase in average balance from December 31, 2008 to June 30, 2009 was due to increased volume in residential mortgage loan originations.

Interest income on loans, on a tax equivalent basis, generated by the Corporation's loan portfolio increased 11.2% or $1.4 million to $13.5 million for the three-month period ended June 30, 2009 compared to $12.1 million for the three months ended June 30, 2008.  For the six month period ended June 30, 2009, interest income on loans, on a tax equivalent basis increased 8.9% or $2.2 million when compared to the same period in 2008.  These increases in interest income for the three and six month periods ended June 30, 2009 were primarily due to a $172.5 million or 22.3% and increase in average loans outstanding for the three month period and a $182.4 million or 24.0% increase in average loans outstanding for the six month period as compared to the same periods in 2008. These increases in average loan balances were primarily due to the AHB acquisition. $110.9 million of loans were acquired at December 31, 2008 through the acquisition. The impact from the increase in average loan balances was partially offset by a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 58 and 74 basis points to 5.73% and 5.74% for the three and six month periods ended June 30, 2009 from 6.31% and 6.51% for the same periods in 2008. This rate decrease is the result of Federal Reserve actions to reduce market interest rates.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

INTEREST EXPENSE

Interest expense on deposit accounts decreased by approximately $71 thousand or 1.8% to $3.9 million for the three-month period ended June 30, 2009 from $4.0 million for the same period in 2008.  Interest expense on deposit accounts decreased $98 thousand or 1.2% to $8.4 million for the six months ended June 30, 2009 compared to the same period in 2008.  The decreases for the three and six month periods were primarily due to a decrease in the average interest rates paid on interest-bearing deposits. The average rate paid for the three month period in 2009 was 1.80%, a 73 basis point decrease from 2.53% in 2008. The average rate paid for the six month period in 2009 was 1.94%, an 84 basis point decrease from 2.78% in 2008. These rate decreases were primarily the result of Federal Reserve actions to reduce market interest rates. The impact from rate decreases was partially offset by increases in average interest-bearing deposit balances. These balances increased $237.9 million for the three month period to $867.3 million in 2009 from $629.3 million in 2008. These balances increased $257.9 million for the six month period to $869.9 million in 2009 from $612.0 million in 2008.   The increase in average interest bearing deposit balances was primarily due to the AHB acquisition. $186.7 million of interest bearing deposit balances were acquired at December 31, 2008 through the acquisition. The increase was also due to stronger consumer demand for traditional interest-bearing deposit products.

Interest expense on subordinated debentures increased approximately $37 thousand to $252 thousand for the three-month period ended June 30, 2009 from approximately $215 thousand for the same period in 2008.  This increase was mainly due to an increase in the average balance of subordinated debentures caused by the issuance of a $5.3 million junior subordinated debenture in April 2009. This new issuance carries a 12% fixed interest rate which is currently higher than the average rate paid on our other subordinated debentures. The rates paid on other subordinated debenture issuances are primarily based on three month LIBOR. The total average rate paid on subordinated debentures for the three months ended June 30, 2009 decreased 39 basis points from 5.59% in 2008 to 5.20% in 2009 primarily due to a decrease in the 3 month LIBOR between the two periods, partially offset by the higher rate on the new issuance. Interest expense on subordinated debentures decreased approximately $48 thousand to $426 thousand for the six month period ended June 30, 2009 from $474 thousand for the same period in 2008. The decrease for the six month period is primarily due to a 124 basis point decrease in the average interest rate paid on these debentures. The rate decrease was mainly due to a decrease in the 3 month LIBOR between the two periods combined with the impact of a higher rate issuance that was called in July 2008. The impact from these rate decreases was partially offset by the higher rate on the May 2009 new issuance.

Interest expense on FHLB and other borrowings increased by approximately $139 thousand or 9.4% to $1.6 million for the three-month period ended June 30, 2009 from $1.5 million for the same period in 2008. Interest expense on FHLB and other borrowings for the six months ended June 30, 2009 increased approximately $233 thousand or 8.0% to $3.2 million from $2.9 million in 2008. These increases in interest expense were primarily due to increases in the average balances of these funding sources in 2009 as compared to 2008. The average balance of FHLB and other borrowings for the three months ended June 30, 2009 increased by 49.8% or $75.9 million between the two periods. Average balances of these funding sources for the six month period increased 34.7% or $51.9 million between the two periods.  The increase in average FHLB and other borrowings was partially due to the AHB acquisition. $36.6 million of FHLB and other borrowings balances were acquired at December 31, 2008 through the acquisition. The increase in balance from December 31, 2008 through June 30, 2009 was due to an increase in borrowings from the FHLB and Federal Reserve to fund the increase in loans held for sale.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

FHLB and other borrowings are a favorable alternative to deposits to support asset growth. The impact from the average balance increase was partially offset by a decrease in the average rate paid on these borrowings. The average rate paid was 2.84% for the three months ended June 30, 2009, a decrease of 106 basis points from 3.90% during the same period in 2008. The average rate paid on these borrowings was 3.16% for the six months ended June 30, 2009, a decrease of 77 basis points from 3.93% during the same period in 2008. The lower average rate paid was primarily a result of Federal Reserve actions to reduce market interest rates

PROVISION FOR LOAN AND LEASE LOSSES

During the three and six months ended June 30, 2009, the Corporation recorded $1.6 million and $3.0 million in provision for loan and lease losses, respectively, as compared to $449 thousand and $660 thousand for the same period in 2008. The increase in the provision for loan and lease losses was driven mainly by an increase in non-performing loan balances and charge-offs due to the effects of a recessionary economy. The percentage of non-performing loans to gross loans was 2.09% at June 30, 2009 compared to 1.21% at December 31, 2008 and 0.27% at June 30, 2008. The allowance for loan and lease losses as a percentage of loans and leases at June 30, 2009 was 1.27% compared to 1.10% at December 31, 2008 and 1.07% at June 30, 2008. Net charge-offs for the six months ended June 30, 2009 were $1.1 million compared to $79 thousand for the same period in 2008.

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

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following chart presents an analysis of the Allowance for Loan and Lease Losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$11,263	$7,930	$10,335	$7,817

Provision charged to operating expense	1,572	449	2,959	660

Recoveries of loans previously charged-off	104	97	249	197
Loans charged-off	(924)	(117)	(1,366)	(276)
Net loan charge-offs	(820)	(20)	(1,117)	(79)

Allowance other adjustment (1)	1	74	(161)	35

Balance at end of period	$12,016	$8,433	$12,016	$8,433

Period-end loans outstanding	$947,914	$786,548	$947,914	$786,548
Average loans outstanding	$944,826	$772,292	$942,608	$760,164

Allowance for loan and lease losses as a percentage of period-end loans outstanding	1.27%	1.07%	1.27%	1.07%
Net charge-offs to average loans outstanding	0.09%	0.00%	0.12%	0.01%

 (1) The “Allowance other adjustment” represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit.  These loans and lines of credit, although unfunded, have been committed to by the Bank.

Non-performing loans and leases include those on non-accrual status and loans past due 90 days or more and still accruing.  The Corporation’s policy is to write down all non-performing loans to net realizable value based on updated appraisals.  Non-performing loans are generally collateralized and are in the process of collection.  Non-accrual loans reduce the Corporation’s earnings because interest income is not earned on such assets. The non-accrual loan and lease balance at June 30, 2009 was $19.1 million as compared to $10.5 million at December 31, 2008 and $2.0 million at June 30, 2008.

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

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The following chart presents detailed information regarding non-performing loans and leases and OREO:

(Dollars in thousands)	June 30,		December 31,
	2009	2008	2008

Past due over 90 days and still accruing	$686	$115	$870
Non-accrual loans and leases (1)	19,111	2,042	10,514
Total non-performing loans and leases	19,797	2,157	11,384

Other real estate owned	1,592	459	1,872
Total non-performing assets	$21,389	$2,616	$13,256

Non-performing loans and leases as a percentage of total loans and leases	2.09%	0.27%	1.21%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	60.70%	390.89%	90.78%

Non-performing assets as a percentage of total loans and other real estate owned	2.25%	0.33%	1.41%

Allowance for loan and lease losses as a percentage of non-performing assets	56.18%	322.38%	77.96%

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

FASB 114 "Accounting by Creditors for Impairment of Loans" requires the Corporation to examine commercial and non-residential mortgage loans that are on non-accrual status or those that have been restructured for impairment.  The balance of impaired loans was $19.1 million, $10.5 million, and $2.0 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.  The associated specific reserve for impaired loans was $2.1 million, $856 thousand, and $60 thousand at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

For the three and six month periods ended June 30, 2009, activity in the allowance for impaired loan losses includes a provision of $236 thousand and $1.2 million, respectively, and charge-offs of $854 thousand and $1.2 million respectively.  There were no recoveries for the three and six months periods ended June 30, 2009.  Contractual interest not accrued on these loans amounted to $327 thousand and $587 thousand for the three and six months ended June 30, 2009.  Total cash collected on impaired loans for the three and six months period ended June 30, 2009 was $1.1 million and $1.7 million, respectively, all of which was applied to principal.  Loans returned to performing for the three and six months ended June 30, 2009 was $601 thousand and $693 thousand.

For the three and six month periods ended June 30, 2008, activity in the allowance for impaired loan losses includes a provision of $11 and $29 thousand, respectively, and charge-offs of $6 thousand and $0, respectively. There were no recoveries for the three-month periods ended June 30, 2008.  Contractual interest amounted to $31 thousand and $56 thousand for the three and six months ended June 30, 2008.  Total cash collected on non-accrual loans for the three and six months period ended June 30, 2008 was $41 thousand and $92 thousand all of which was applied to principal.  Loans that returned to performing for the three and six months ended June 30, 2008 were $20 thousand and $0 thousand.

The following charts present additional information about impaired loans and lease balances as of June 30, 2009 and December 31, 2008:

June 30, 2009
			Number of
	Loan	Impaired	Impaired	Allowance
(Dollars in thousands)	Balance	Loan Balance	Loans	on Impaired

Commercial loans	$342,582	$4,694	13	$224
Real estate – commercial	291,587	2,084	2	291
Real estate – commercial construction	69,511	4,464	4	879
Real estate – residential	85,875	1,307	5	44
Real estate – residential construction	32,385	4,869	14	474
Consumer loans	123,243	1,533	22	154
Lease financing receivables	2,731	160	2	-

Totals	$947,914	$19,111	62	$2,066

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

December 31, 2008

			Number of
	Loan	Impaired	Impaired	Allowance
(Dollars in thousands)	Balance	Loan Balance	Loans	on Impaired

Commercial loans	$327,472	$3,632	20	$285
Real estate – commercial	280,549	1,650	2	126
Real estate – commercial construction	69,057	-	-	-
Real estate – residential	87,413	3,876	13	350
Real estate – residential construction	45,466	-	-	-
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	-

Totals	$940,083	$10,514	69	$856

NON-INTEREST INCOME

Total non-interest income increased $15.2 million to $18.0 million for the three months ended June 30, 2009, compared to $2.8 million for the same period in 2008.  Total non-interest income increased $26.6 million to $32.2 million for the six months ended June 30, 2009, compared to $5.6 million for the same period in 2008.  The various components of non-interest income are discussed below.

Wealth management and advisory services revenue decreased $32 thousand or 3.0% to $1.0 million for the three months ended June 30, 2009 from $1.1 million during the same period in 2008.  Wealth management and advisory services revenue decreased $109 thousand or 5.2% to $2.0 million for the six months ended June 30, 2009 from $2.1 million during the same period in 2008.  Wealth management and advisory services revenue includes fee income from both the Wealth Management division of the Bank and the First National Financial Advisory Services subsidiary of the Bank. In aggregate, wealth management and advisory services revenue consists primarily of fee income from services such as trust and portfolio management, estate management, insurance, full-service brokerage, financial planning and mutual fund services. Wealth management and advisory services revenue is based partially on the market value of assets under management.  The market value of assets under management decreased $51.1 million or 9.2% to $506.0 million at June 30, 2009 as compared to $557.0 million at June 30, 2008. These balances decreased primarily due to decreases in the market values of the underlying securities within the assets under management.

Service charges on deposit accounts increased $16 thousand or 2.5% to $659 thousand for the three-month period ended June 30, 2009 compared to $643 thousand for the same period in 2008.  For the six month period ended June 30, 2009, service charges on deposit accounts increased $95 thousand or 7.9% to $1.3 million compared to $1.2 million for the same period in 2008.The increase in service charges is primarily due to increases in deposit account balances.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Corporation recognized a net gain of $89 thousand on sales of investment securities during the three-month period ended June 30, 2009 compared with a net loss of $78 thousand during the same period in 2008.  The corporation recognized a net gain of $1 thousand on sales of investment securities during the six month period ended June 30, 2009 compared with a net gain of $184 thousand during the same period in 2008.  These net gains and losses were taken as a result of normal portfolio management.

The Corporation has operating lease agreements with one customer. The income on these leases is classified as "Rental Income".  Rental Income on operating lease agreements for the three-month period ended June 30, 2009 was $345 thousand, an increase of $15 thousand or 4.5% from $330 thousand during the same period in 2008.  Rental Income on operating lease agreements increased $46 thousand or 7.2% to $685 thousand for the for the six months ended June 30, 2009 as compared to $639 thousand for the same period in 2008. The increases were the result of an increase in operating leases outstanding during the respective periods.

Gains on the sale of fixed assets and OREO was $72 thousand and $117 thousand for the three and six month periods ended June 30, 2009 as compared to gains of $45 thousand and $91 thousand for the same periods in 2008. $46 thousand and $91 thousand of the gains recorded in the three and six months of 2009, respectively, were the amortization of a deferred gain attributable to a sale-leaseback transaction that occurred during 2007, the remaining $26 thousand of gains for the three and six month periods were attributable to the sale of two OREO properties in the second quarter of 2009.  The gains recorded in 2008 were the amortization of a deferred gain attributable to the sale-leaseback transaction that occurred during 2007.

Loan fees and other was $1.8 million and $2.8 million for the three and six months ended June 30, 2009, compared to gains of $89 thousand and $180 thousand during the same period in 2008. Loan servicing fees and other primarily relates to the Mortgage Banking segment and consist mainly of fees earned at the inception of a loan as well as fees earned on the servicing of residential loan portfolios not owned by the Bank. Loan servicing fees and other also includes gains and losses on the Bank’s mortgage servicing rights. The increase in loan servicing fees was due to the addition of the AHB division’s mortgage operations.

Net gain from mortgage banking activities relates to the Mortgage Banking segment and consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments. The increase in the net gain from mortgage banking activities during the three and six months of 2009 was primarily from the addition of the AHB’s residential mortgage operations.

The distinguishing activity within the mortgage banking segment is the origination and sale of residential mortgage and construction loans. This activity drives the net gain on mortgage banking activity line of the income statement. For the three and six months ended June 30, 2009, this line was positively impacted by the actions of the Federal Reserve to reduce market rates.  These actions resulted in mortgage interest rates declining, beginning in December 2008.  The decline in rates was advantageous to consumers, leading many borrowers to refinance their existing mortgage loan.   The increase in refinance activity reduced the negative impact from weak new and existing home sale sectors.  The residential mortgage division originated $1.4 billion of loans during the period, with

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

refinance activity accounting for 75%, or $1.1 billion of the total.  Loans for the purchase of new or existing homes totaled $340.3 million, or 23% of total originations, while loans to individual borrowers for construction of single-family residences were $26.3 million, or 2% of total originations.

Bank-owned life insurance (“BOLI”) income relates to a policy acquired through the AHB acquisition. BOLI involves the purchase of a life insurance policy on a group of employees. The Bank is the owner and beneficiary of the policy. The BOLI investment is carried on the balance sheet at the cash surrender value of the underlying policies. Income or loss resulting from increases or decreases in the cash surrender value of the properties is recorded on the income statement.  BOLI gains for the three and six month periods ended June 30, 2009 were $13 thousand and $26 thousand, respectively. The BOLI gains and losses in 2008 related to a different BOLI policy that cancelled in December 2008.

Other non-interest income increased 14.5% or $69 thousand to $545 thousand for the three-month period ended June 30, 2009.  Other non-interest income increased $108 thousand or 11.5% to $1.1 million for the six months ended June 30, 2009 compared to same period in 2008.  The increase for the three and six month period is primarily due to increases in various fee income earned from the AHB operations. Other non-interest income also includes ATM surcharge revenue, STAR/Visa Check Card revenue, safe deposit box income, merchant services income, rental income, lease referral fees and other miscellaneous income.

Wealth management and advisory services revenue, Service charges on deposit accounts, Gains and losses on investment securities, Operating lease rental income, Gains on the sale of fixed assets and OREO and nearly all of Other non-interest income are included within the results of the community banking segment. Nearly all of Loan servicing fees and other and all of Net gain from mortgage banking activities are included within the mortgage banking segment.

NON-INTEREST EXPENSE

Total non-interest expense increased $16.3 million or 203.9% to $24.3 million for the three-month period ended June 30, 2009, compared to $8.0 million during the same period in 2008.  Total non-interest expense increased $27.0 million or 164.2% to $43.5 million for the six months ended June 30, 2009, from $16.5 million during the same period in 2008.  The various components of non-interest expense are discussed below.

Salaries and employee benefits increased $11.4 million to $15.6 million for the three month period ended June 30, 2009 compared to the same period in 2008. Salaries and employee benefits increased $18.8 million to $27.8 million for the six month period ended June 30, 2009 compared to the same period in 2008. The higher salary and benefits expense was primarily due to the addition of the AHB operations in the first quarter of 2009.

Salaries and benefits directly attributable to the Mortgage Banking segment totaled $9.2 million for the quarter and $15.9 million for the six months ended June 30, 2009. Of these amounts, variable compensation, that is compensation paid to loan originators, accounted for $6.6 million, or 71% of the total for the three months ended and $10.9 million or 69% for the six months ended June 30, 2009. This variable compensation amounts to 0.76% of total originations, a rate typical in the mortgage banking industry.  This variable compensation is directly related to the amount of, and type of, mortgage loans originated.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

Net occupancy, equipment and data processing expense increased $1.4 million or 96.8% to $2.9 million for the three-month period ended June 30, 2009 when compared to the same periods in 2008.  Net occupancy, equipment and data processing expense increased $2.8 million or 95.0% to $5.7 million during the six months ended June 30, 2009 when compared to the same period in 2008.  Approximately $1.1 million and $2.2 million of this increase were due to the addition of the AHB’s operations during the three and six months ended June 30, 2009. Occupancy, equipment and data processing expense from AHB’s operations include the operations of administrative facilities as well as two branches combined with IT systems operations. The increase was also due to the opening of the new Jennersville grocery store branch as well as the opening of the new One North High Street administrative complex in the first quarter of 2009.

Depreciation expense on operating leases increased $19 thousand or 6.9% to $290 thousand for the three-month period ended June 30, 2009 when compared to the same period in 2008.  Depreciation on operating leases increased $44 thousand or 8.3% to $570 thousand for the six months ended June 30, 2009 when compared to the same period in 2008. This depreciation expense is the result of operating lease agreements the Bank has with one of our customers. The increases were the result of an increase in operating leases outstanding during the respective periods. The income associated with these operating leases is classified as Rental Income, as discussed above.

FDIC insurance premiums increased $944 thousand or 800.2% to $1.1 million for the three month period ended June 30, 2009 from $118 thousand during the same period in 2008.  FDIC insurance premiums increased $1.3 million or 596.0% to $1.5 million for the six month period ended June 30, 2009 from $212 thousand during the same period in 2008.  In 2008 and 2009 the FDIC adopted rules that increased FDIC premiums significantly for all banks for assessment periods beginning in the first quarter of 2009. In addition, the FDIC instituted a special assessment for all banks for the second quarter of 2009. FDIC Deposit Insurance expense for the three and six months ended June 30, 2009 included a $672 thousand accrual for this special assessment. The increased premium as well as the special assessment will cause the Bank’s 2009 FDIC premiums and assessment expense to increase significantly over 2008.

Professional services expense increased $1.2 million or 238.8% to $1.7 million for the three-month period ended June 30, 2009 from $495 thousand for the same period in 2008.  Professional services expense increased $2.0 million or 218.0% to $2.9 million for the six month period ended June 30, 2009 from $919 thousand for the same period in 2008.  Approximately $650 thousand and $1.3 million of the increase in professional fees are due to increased legal, consulting and audit fees from the addition of AHB’s operations. The balance of the increase was mainly due to increased legal, audit and consulting fees related to the integration of AHB.

Marketing expense increased $231 thousand or 69.0% to $566 thousand for the three month period ended June 30, 2009 from $335 thousand for the same period in 2008.  Marketing expense increased $291 thousand or 54.6% to $824 thousand for the six month period ended June 30, 2009 from $533 thousand for the same period in 2009.

Total other non-interest expense increased $1.1 million or 117.2% to $2.0 million for the three-month period ended June 30, 2009 from $922 thousand for the same period in 2008.  Total other non-interest expense increased $1.8 million or 91.0% to $3.8 million for the six month period ended June 30, 2009 from $2.0 million for the same periods in 2008.  Other non-interest expense includes loan costs, annual meeting and reports, trust processing, postage, directors' costs, telephone, travel and entertainment and operating supplies.  Most of the increase is due to the addition of AHB’s operations.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

INCOME TAXES

Income tax expense for the three and six month periods ended June 30, 2009 was $932 thousand and $2.0 million, compared to $624 thousand and $1.2 million for the same periods in 2008.  This represents an effective tax rate of 29.3% and 29.4% for the three and six month periods ended June 30, 2009 compared with 25.3% and 26.0% for the same periods in 2008. The increase in the effective income tax rates for the three and six month periods are mainly due to decreases in permanent differences as a relative percentage of pretax income.

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

(Dollars in thousands)	For the Six Months Ended June 30, 2009		For the Year Ended December 31, 2008
DEPOSIT TYPE	Average Balance	Effective Yield	Average Balance	Effective Yield
NOW Accounts	$185,193	0.92%	$179,512	1.64%
Money Market	158,012	1.30%	117,393	2.46%
Statement Savings	41,362	0.60%	40,300	0.70%
Other Savings	1,658	1.02%	2,802	1.50%
Tiered Savings	44,964	1.14%	48,915	1.30%
Total NOW Savings, and Money Market	431,189	1.05%	388,922	1.75%

CDs Less than $100,000	313,014	2.78%	162,650	3.73%
CDs Greater than $100,000	125,672	2.88%	74,822	3.90%
Total CDs	438,686	2.81%	237,472	3.78%

Total Interest Bearing Deposits	869,875		626,394

Non-Interest Bearing
Demand Deposits	146,583		120,941

Total Deposits	$1,016,458		$747,335

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

The Bank maintains several credit facilities with the FHLB as well as the Federal Reserve and other Banking institutions.  During the three and six month periods ended June 30, 2009, average FHLB advances and other borrowings were $228.2 million and $201.3 million, respectively, and consisted of term advances with a variety of maturities  The average interest rate paid on these advances was 2.84% during the second quarter of 2009.  The Bank currently has a maximum borrowing capacity with FHLB of approximately $395.2 million.  FHLB advances are collateralized by a pledge on the Bank’s portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank’s FHLB stock. The Bank also has $235 million of borrowing capacity with the Federal Reserve. Federal Reserve borrowings are collateralized by a pledge on certain mortgage loans and a lien on the Bank’s Federal Reserve stock.

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.  The Corporation's net interest rate sensitivity gap within one year is a negative $308.3 million or 21.2% of total assets at June 30, 2009 compared with a negative $292.9 million or 22.5% of total assets at December 31, 2008.  The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins.  Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net income under various interest rate forecasts and scenarios.  Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly.  As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of June 30, 2009:

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

		Two	Over
(Dollars in thousands)	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
ASSETS
Federal funds sold and overnight investments	$2,301	$0	$0	$0	$2,301
Investment securities	18,545	42,851	20,497	0	81,893
Interest bearing deposits in banks	4,935	0	0	0	4,935
Loans held for sale	341,609	0	0	0	341,609
Net loans and leases	402,416	402,569	142,929	(12,016)	935,898
Cash and due from banks	0	0	0	15,123	15,123
Premises and equipment	0	0	0	23,613	23,613
Other assets	0	0	0	45,904	45,904
Total assets	$769,806	$445,420	$163,426	$72,624	$1,451,276

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$0	$0	$0	$155,297	$155,297
Interest bearing deposits	832,013	21,371	6,753	0	860,137
FHLB advances and other Borrowings	225,341	76,500	3,532	0	305,373
Subordinated debentures	20,795	0	0	0	20,795
Other liabilities	0	0	19,670	0	19,670
Capital	0	0	0	90,004	90,004
Total liabilities & capital	$1,078,149	$97,871	$29,955	$245,301	$1,451,276
Net interest rate sensitivity gap	$(308,343)	$347,549	$133,471	$(172,677)
Cumulative interest rate sensitivity gap	$(308,343)	$39,206	$172,677	$0
Cumulative interest rate sensitivity gap divided by total assets	(21.2% )	2.7%	11.9%

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

During the first quarter of 2009, the Bank completed renovations on a new office building located at One North High Street in West Chester, PA. The building, along with and adjacent to our main branch and existing facility at Nine North High street will serve as the company’s corporate headquarters.  During the first quarter of 2009, the Bank also opened a new grocery store branch in Jennersville, PA. Technological improvements, including enhanced security over customer information, a more proactive disaster recovery system and an improved infrastructure to support more internet banking products are also expected in the future. We are continuously looking for appropriate opportunities to expand our branch system and invest in technology to better serve our customers.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies.  The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios.  At June 30, 2009, both the Corporation's and the Bank's capital exceeded all minimum regulatory requirements, and the Bank was considered "well capitalized" as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

In April 2009, the Corporation completed the placement of $5,175,000 aggregate liquidation amount of fixed rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed subsidiary, First Chester County Capital Trust IV, a wholly owned Delaware statutory trust (the “Trust”). In connection with the sale of the Trust Preferred Securities, the Corporation issued $5,330,000 of junior subordinated deferrable interest debentures (the “Debentures”) to the Trust. The Trust Preferred Securities and the Debentures have a 30 year maturity, and carry a fixed rate of interest of 12.0%. The Corporation has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) on any interest payment date on or after April 28, 2014. The net proceeds of the offering have been contributed as additional paid in capital to fund growth in the banking operations of the Bank.

	As of June 30,		As of December 31,	"Well Capitalized"
	2009	2008	2008	Requirements
Corporation
Leverage Ratio	6.86%	8.58%	9.87%	N/A
Tier I Capital Ratio	9.20%	10.15%	9.14%	N/A
Total Risk-Based Capital Ratio	10.33%	11.22%	10.15%	N/A
Bank
Leverage Ratio	7.50%	8.02%	9.95%	5.00%
Tier I Capital Ratio	9.33%	9.48%	9.40%	6.00%
Total Risk-Based Capital Ratio	10.46%	10.55%	10.42%	10.00%

The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material affect on liquidity, capital resources, or operations of the Corporation.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2008 Annual Report. Please refer to Item 7A on pages 39-42 of the Corporation's 2008 Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Principal Officers, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report.  Based upon the evaluation, the Chief Executive Officer, President, and Chief Financial Officer (our principal executive, operating and financial officers, respectively, and collectively, the “Principal Officers”) concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Management, including the Principal Officers, as appropriate to allow timely discussion regarding required disclosure.

On December 31, 2008, we completed our acquisition of AHB. Our Management has excluded AHB from the scope of its report on internal control over financial reporting for the period ended June 30, 2009. Management is in the process of implementing our internal control structure over the operations of AHB, and expects that this effort will be completed during 2009. The assessment and documentation of internal controls requires a complete review of controls operating in a stable and effective environment.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

Index

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

The Corporation announced on November 16, 2007 a program to repurchase up to $10.0 million of the Corporation’s Common Stock. This program expires in November 2009. This program replaced a previous program that expired in October 2007. No purchases have been made under the program during the three months ended June 30, 2009.

There were no sales by the Corporation of unregistered securities during the three months ended June 30, 2009.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on May 5, 2009 (the "Meeting").  Notice of the Meeting was mailed to shareholders of record on or about April 10, 2009, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

The only matter submitted to a vote of shareholders at the meeting was the election of four Class I directors.

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors.  All four of the nominees were elected.  The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

Nominee	For	Withheld

Clifford E. DeBaptiste	3,833,968	417,240

James M. Deitch	4,072,645	178,563

Lynn Marie Johnson-Porter	3,985,632	265,576

John B. Waldron	3,843,448	407,760

The names of the other directors whose terms of office as directors continued after the meeting are as follow: Brian K. Campbell, M. Robert Clarke, Matthew S. Naylor, David L. Peirce, Kevin C. Quinn, John A. Featherman, John S. Halsted, J. Carol Hanson and Edward A. Leo.

There was no other business that came before the meeting or matters incident to the conduct of the Meeting.

Item 5.	Other Information

None

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION - CONTINUED

Item 6.	Exhibits

Exhibits marked as "(cp)" are management contracts or compensatory plans, contracts or arrangements in which a director or executive officer participates or may participate.  Exhibits marked with an asterisk are filed with this report.

3.1.          Amended Articles of Incorporation of First Chester County corporation (Incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.2.          Bylaws of First Chester County Corporation, as amended. (Incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.1  Junior Subordinated Indenture, dated as of April 28, 2009, by and between the Corporation and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K, dated May 4, 2009.)

10.2  Amended and Restated Trust Agreement, dated as of April 24, 2009, by and among the Corporation, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the Administrative Trustees named therein. (Incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form 8-K, dated May 4, 2009.)

10.3  Guarantee Agreement, dated as of April 28, 2009, by and between the Corporation and Wilmington Trust Company, as guarantee trustee. (Incorporated herein by reference to Exhibit 4.5 to the Corporation’s Form 8-K, dated May 4, 2009.)

10.4   Excerpts from speeches from the Annual Meeting of Shareholders on May 5, 2009 by Kevin C. Quinn, James M. Deitch and John A. Featherman, III. (Incorporated herein by reference to Exhibit 99.1 to the Corporation’s Form 8-K, dated May 5, 2009.)

10.5   Agreement by and among the Corporation, the Bank, James M. Deitch and Anna Ruth Smith dated May 5, 2009 to finalize the AHB Management Incentive Plan (Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Form 10-Q dated May 11, 2009.)

31.1   Rule 13a-14(a) Certification of Chief Executive Officer*

31.2   Rule 13a-14(a) Certification of President *

31.3   Rule 13a-14(a) Certification of Chief Financial Officer*

32.1   Section 906 Certification of the Chief Executive Officer*

32.2   Section 906 Certification of the President*

32.3   Section 906 Certification of the Chief Financial Officer*

Index

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHESTER COUNTY CORPORATION

August 10, 2009	/s/ John A. Featherman
John A. Featherman, III
Chief Executive Officer

August 10, 2009	/s/ John E. Balzarini
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
3.1.  Amended Articles of Incorporation of First Chester County corporation (Incorporated herein by reference to Exhibit 3(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.2.  Bylaws of First Chester County Corporation, as amended. (Incorporated herein by reference to Exhibit 3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.1  Junior Subordinated Indenture, dated as of April 28, 2009, by and between the Corporation and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K, dated May 4, 2009.)

10.2  Amended and Restated Trust Agreement, dated as of April 24, 2009, by and among the Corporation, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the Administrative Trustees named therein. (Incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form 8-K, dated May 4, 2009.)

10.3  Guarantee Agreement, dated as of April 28, 2009, by and between the Corporation and Wilmington Trust Company, as guarantee trustee. (Incorporated herein by reference to Exhibit 4.5 to the Corporation’s Form 8-K, dated May 4, 2009.)

10.4  Excerpts from speeches from the Annual Meeting of Shareholders on May 5, 2009 by Kevin C. Quinn, James M. Deitch and John A. Featherman, III. (Incorporated herein by reference to Exhibit 99.1 to the Corporation’s Form 8-K, dated May 5, 2009.)

10.5  Agreement by and among the Corporation, the Bank, James M. Deitch and Anna Ruth Smith dated May 5, 2009 to finalize the AHB Management Incentive Plan (Incorporated herein by reference to Exhibit 10.3 of the Corporation’s Form 10-Q dated May 11, 2009.)

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