Form 10-Q
period 2009-09-30
FIRST CHESTER COUNTY CORP
filed 2009-11-13
CIK 744126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission File No. 0-12870.

FIRST CHESTER COUNTY CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2288763
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9 North High Street, West Chester, Pennsylvania 19380

(Address of principal executive office)

(Zip code)

(484) 881-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of Common Stock of the registrant as of November 9, 2009 was 6,303,731.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.”  These forward-looking statements are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. References to “we,” “our” and the “Corporation” refer to First Chester County Corporation, together in each case with our consolidated subsidiaries unless the context suggests otherwise.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in this Quarterly Report on Form 10-Q.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$19,107	$24,939
Federal funds sold and other overnight investments	2,347	4,884
Interest bearing deposits	1,497	65,327
Total cash and cash equivalents	22,951	95,150

Investment securities available-for-sale, at fair value	89,866	114,584

Mortgage loans held for sale	187,521	90,940

Loans and leases	957,502	940,083
Less: allowance for loan and lease losses	(23,434)	(10,335)
Net loans and leases	934,068	929,748

Premises and equipment, net	23,142	22,076
Net deferred tax asset	11,746	8,585
Due from mortgage investors	—	9,036
Bank owned life insurance	1,437	1,398
Goodwill	8,079	5,906
Other real estate owned	3,062	1,872
Other assets	24,809	20,883
Total assets	$1,306,681	$1,300,178
LIABILITIES
Deposits
Non-interest-bearing	$153,299	$146,248
Interest-bearing (including certificates of deposit over $100 of $173,135 and $100,018 at September 30, 2009 and December 31, 2008, respectively)	832,815	868,944
Total deposits	986,114	1,015,192
Federal Home Loan Bank advances and other borrowings	202,123	171,170
Subordinated debentures	20,795	15,465
Other liabilities	16,271	13,034
Total liabilities	1,225,303	1,214,861

Commitments and contingencies — See Note 14

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; Outstanding, 6,331,975 at September 30, 2009 and December 31, 2008	6,332	6,332
Additional paid-in capital	23,515	24,708
Retained earnings	50,589	57,899
Accumulated other comprehensive loss	(523)	(3,292)
Treasury stock, at cost: 24,200 shares and 92,931 shares at September 30, 2009 and December 31, 2008, respectively	(374)	(1,815)
Total First Chester County Corporation stockholders’ equity	79,539	83,832
Non-controlling interests	1,839	1,485
Total stockholders’ equity	81,378	85,317

Total liabilities and stockholders’ equity	$1,306,681	$1,300,178

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands - except per share)	2009	2008	2009	2008
INTEREST INCOME
Loans and leases, including fees	$13,565	$12,418	$40,136	$36,836
Mortgage loans held for sale	2,866	3	7,805	9
Investment securities	764	1,255	2,991	3,836
Federal funds sold and deposits in banks	5	200	50	1,068
Total interest income	17,200	13,876	50,982	41,749

INTEREST EXPENSE
Deposits	3,512	3,647	11,866	12,099
Subordinated debt	295	209	721	683
Federal Home Loan Bank and other borrowings	1,559	1,470	4,712	4,390
Total interest expense	5,366	5,326	17,299	17,172

Net interest income	11,834	8,550	33,683	24,577

Provision for loan and lease losses	14,678	290	17,637	950
Net interest income (loss) after provision for loan and lease losses	(2,844)	8,260	16,046	23,627

NON-INTEREST INCOME
Wealth management and advisory services	965	994	2,931	3,069
Service charges on deposit accounts	669	657	1,960	1,853
Gains on sales of investment securities, net	1	89	1	273
Operating lease rental income	314	328	999	967
Net gains (losses) on fixed assets and OREO	162	(123)	279	(33)
Loan fees and other	738	118	3,574	298
Net gain from mortgage banking activities	10,231	33	34,492	197
Bank owned life insurance	13	46	39	203
Asset impairment	(1,576)	(1,267)	(1,576)	(1,267)
Other	521	452	1,574	1,395
Total non-interest income	12,038	1,327	44,273	6,955

NON-INTEREST EXPENSE
Salaries and employee benefits	14,948	4,847	42,718	13,845
Occupancy, equipment and data processing	3,207	1,434	8,877	4,342
Depreciation expense on operating leases	259	273	828	799
FDIC deposit insurance	422	136	1,897	347
Bank shares tax	207	207	674	592
Professional services	2,039	449	4,962	1,368
Marketing	337	171	1,161	704
Other real estate expense	35	12	142	16
Other	1,923	1,103	5,580	3,071

Total non-interest expense	23,377	8,632	66,839	25,084

(Loss) income before income taxes	(14,183)	955	(6,520)	5,498

INCOME TAXES	(4,960)	148	(2,965)	1,329

Net (loss) income including noncontrolling interests	$(9,223)	$807	$(3,555)	$4,169

Less: Net income from non-controlling interests	494	—	1,363	—

NET (LOSS) INCOME FOR FIRST CHESTER COUNTY CORPORATION	$(9,717)	$807	$(4,918)	$4,169

PER SHARE DATA
Net (loss) income per share (Basic)	$(1.54)	$0.16	$(0.78)	$0.80
Net (loss) income per share (Diluted)	$(1.54)	$0.16	$(0.78)	$0.80
Dividends declared	$0.140	$0.140	$0.420	$0.420

Basic weighted average shares outstanding	6,306,889	5,188,562	6,272,682	5,184,173
Diluted weighted average shares outstanding	6,306,899	5,197,787	6,272,682	5,200,200

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
OPERATING ACTIVITIES
Net(loss) income	$(4,918)	$4,169
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,728	1,848
Provision for loan and lease losses	17,637	950
Amortization of investment security premiums and accretion of discounts, net	300	250
Amortization of deferred loan fees	(728)	(570)
Losses on sales of investment securities available for sale, net	(1)	(273)
Net (gain) loss from on fixed assets and OREO	(279)	33
Net gain from mortgage banking activities	(34,492)	(197)
Proceeds from the sale of mortgage loans held for sale	1,897,596	12,038
Origination of mortgage loans held for sale	(1,950,649)	(12,303)
Net cash paid for the settlement of derivative contracts	(277)	—
Stock-based compensation expense	147	132
Loss on investment securities	1,576	850
Increase in other assets	(16,432)	(824)
Increase (decrease) in other liabilities	2,369	(1,645)

Net cash (used in) provided by operating activities	(85,423)	4,458

INVESTING ACTIVITIES
Net increase in loans	(24,587)	(64,589)
Proceeds from the sale of portfolio loans	3,479	—
Proceeds from sales of investment securities available-for-sale	33,641	21,414
Proceeds from maturities prepayments and calls of investment securities available-for-sale	10,048	11,877
Purchases of investment securities available-for-sale	(16,649)	(42,557)
Purchase of BOLI (Bank Owned Life Insurance)	—	(10,000)
Proceeds from the sale of OREO	5,060	—
Purchase of premises and equipment	(3,794)	(3,752)
Proceeds from the sale of premises and equipment	114	119

Net cash provided by (used in) investing activities	7,312	(87,488)

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	354	—
Increase in short term Federal Home Loan Bank and other short term borrowings	49,700	—
Increase in long term Federal Home Loan Bank and other borrowings	58,300	111,500
Repayment of long term Federal Home Loan Bank and other borrowings	(77,047)	(78,300)
Proceeds from issuance of subordinated debentures	5,330	—
Net(decrease) increase in deposits	(29,077)	56,621
Cash dividends paid	(1,759)	(2,179)
Net treasury stock transactions	111	26

Net cash provided by financing activities	5,912	87,668

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,199)	4,638

Cash and cash equivalents at beginning of period	95,150	53,360

Cash and cash equivalents at end of period	$22,951	$57,998

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling	Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Income/(loss)	Stock	Interest	Equity	Income

Balance January 1, 2008	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	—	$67,979

Net income	—	—	—	4,169	—	—	—	4,169	4,169
Cash dividends declared	—	—	—	(2,179)	—	—	—	(2,179)	—
Other comprehensive income
Net unrealized losses on investment securities Available-for-sale	—	—	—	—	(2,775)	—	—	(2,775)	(2,775)
Treasury stock transactions	—	—	(719)	—	—	746	—	27	—
Stock based compensation			132					132
Total comprehensive income									$1,394

Balance September 30, 2008	5,279,815	$5,280	$10,526	$57,337	$(3,982)	$(1,808)	—	$67,353

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	$1,485	$85,317

Cumulative effect adjustment under FASB no. 156				240				240
Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(1,009)	(1,009)
Net income (loss)	—	—	—	(4,918)	—	—	1,363	(3,555)	(3,555)
Cash dividends declared	—	—	—	(2,632)	—	—	—	(2,632)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized gains on investment securities available-for-sale	—	—	—	—	2,769	—	—	2,769	2,769
Treasury stock transactions	—	—	(1,330)	—	—	1,441	—	111	—
Stock based Compensation	—	—	147	—	—	—	—	147	—
Stock based Compensation Tax Benefit	—	—	(10)	—	—	—	—	(10)	—
Total comprehensive loss									$(786)

Balance September 30, 2009	6,331,975	$6,332	$23,515	$50,589	$(523)	$(374)	$1,839	$81,378

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Information regarding risks and uncertainties that could cause actual results to vary materially from our prior performance may be found in Part I, Item 1A of our 2008 Annual Report.

The consolidated financial statements include the accounts of First Chester County Corporation (the “Corporation”) and First National Bank of Chester County (the “Bank”).  All material intercompany balances and transactions have been eliminated in consolidation.

The Corporation completed its acquisition of American Home Bank (“AHB”) on December 31, 2008, and, accordingly, the December 31, 2008 and the September 30, 2009 consolidated balance sheets reflect the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated income statement for the three and nine months ended September 30, 2009 include the results of operations from AHB.

As a result of the acquisition of AHB’s operations, the Corporation reports the following new lines in the income statement:

•                  Loan fees and other consist mainly of fees earned at the inception of a loan as well as fees earned on the servicing of loan portfolios not owned by the Bank. Loan fees and other also includes gains and losses on the Bank’s mortgage servicing rights.

•                  Net gain from mortgage banking activities consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments.

Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-5”). ASU 2009-5 provides amendments to Subtopic 820-10, “Fair Value Measurement and Disclosure — Overall” for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for identical liabilities is not available, a reporting entity is required to measure fair value using quoted prices of identical liabilities when traded as an asset, quoted prices for similar liabilities when traded as an asset, or other valuation techniques that are consistent with the principles of Topic 820. ASU 2009-5 is effective for interim reporting periods beginning after August 2009. Although we are still evaluating the impact that ASU 2009-5 will have, we do not expect that the guidance will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”). The standard, which replaces Statement No. 162, establishes the FASB Accounting Standards Codification (ASC) which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS No. 168 is effective for interim and annual financial periods ending after September 15, 2009. We adopted the provisions of SFAS No. 168 for the three and nine months ended September 2009. The adoption of this statement did not have a material effect on our consolidated financial statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”). This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on, among other things, identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 has not been superseded by the FASB Accounting Standards Codification and therefore is still authoritative. SFAS No. 167 is effective for interim and annual financial periods beginning after November 15, 2009. Although we have not yet determined the impact that SFAS No. 167 will have, we do not expect that the statement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS No. 166”). This statement clarifies existing and establishes new requirements and objectives for transactions to qualify for “sale accounting” treatment. SFAS No. 166 has not been superseded by the FASB Accounting Standards Codification and therefore is still authoritative. SFAS No. 166 is effective for interim and annual financial periods beginning after November 15, 2009. Although we have not yet determined the impact that SFAS No. 166 will have, we do not expect that the statement will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on accounting and disclosure for subsequent events. This guidance has been incorporated into the FASB Codification under accounting standard codification (“ASC”) 855 — “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance under ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of ASC 855 in June 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements. We added the subsequent events disclosure that is required by this statement to our consolidated financial statements.

In April 2009, the FASB issued guidance on other-than temporary impairment for investment securities.  This guidance has been incorporated into the FASB Codification under ASC 320-10 — “Investments — Debts and Equity Securities.” ASC 320-10 amends the other-than-temporary impairment guidance for investments and changes some of the investment financial statement disclosure requirements. ASC 320-10 is effective for interim reporting periods ending after June 15, 2009. We adopted the other-than temporary impairment guidance of ASC 320-10 in June 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements. In accordance with the requirements of ASC 320-10 we analyzed the other than temporary impairment charge that the Corporation took in the third quarter of 2008 and concluded that the charge taken was entirely due to an other than temporary credit loss as opposed to other factors. Accordingly, no adjustment was made to the other than temporary charge taken in the third quarter of 2008.  We added the investment disclosures that are required by this guidance to Footnote 3 of these consolidated financial statements.

In April 2009, the FASB issued guidance on interim disclosure about the fair value of financial instruments. This guidance was incorporated into the FASB Codification under ASC 825-10 — “Financial Instruments.” The guidance expands disclosures for fair value of financial instruments by requiring certain fair value disclosures for interim periods that were previously only required annually. The interim fair value disclosure requirements of ASC 825-10 are effective for interim reporting periods ending after June 15, 2009. We adopted the interim reporting requirements of ASC 825-10 in June 2009. The adoption of this statement did not have a material effect on our consolidated financial statements. We added the required fair market value disclosure that is required by this statement to Footnote 10 of these consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying transactions that are not orderly. This new guidance was incorporated into the FASB Codification under ASC 820-10 — “Fair Value Measurements and Disclosures” and provides guidance for estimating fair value in accordance with previously existing fair value guidance when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The new guidance is effective for interim

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and annual reporting periods ending after June 15, 2009. We adopted the new guidance of ASC 820-10 in June 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2009, the FASB issued amendments to previously issued impairment guidance on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets. The new guidance was incorporated into the FASB Codification under ASC 325-40 — “Beneficial Interests in Securitized Financial Assets.” The purpose of this guidance was to achieve a more consistent evaluation of whether there is an OTTI for the debt securities under the scope of debt securities that fall within the scope of ASC 325-40 and the debt securities not within the scope of ASC 325-40 that would fall under the scope of 320-10, “Investments in Debt and Equity Securities.” The guidance is effective for interim and annual reporting periods ending after December 15, 2008. We adopted the new provisions of ASC 325-40 as of January 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

In September 2008, the FASB issued guidance that amended previously issued guidance concerning derivatives and hedging activities as well as disclosure requirements for guarantees. This new guidance was incorporated into the FASB Codification under ASC 850-10 — “Derivatives and Hedging” and requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The guidance also requires an additional disclosure about the current status of the payment/performance risk of a guarantee.  The new guidance is effective for annual or interim reporting periods ending after November 15, 2008. We adopted the new provisions of ASC 850-10 as of January 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. This new guidance was incorporated into the FASB Codification under ASC 260-10 — “Earnings Per Share” and addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the calculation of earnings per share (EPS). The new guidance of ASC 260-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period EPS data adjusted retrospectively to conform to its provisions. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new requirements for disclosures about derivative instruments and hedging activities. This new guidance was incorporated into the FASB Codification under ASC 815-10 — “Derivatives and Hedging” and amends the disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of these requirements did not have a material impact on our consolidated financial statements.

In February 2008, the FASB amended previously issued accounting guidance for new fair value requirements by delaying the effective date of new accounting guidance issued under FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FAS 157 was superseded by FASB Codification ASC 820-10. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new guidance on accounting for business combinations that replaced SFAS 141, “Business Combinations.”  The new guidance was incorporated into the FASB Codification under ASC 805 — “Business Combinations” and retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new guidance will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of ASC 805 as of January 1, 2009. The adoption of FASB ASC 805 did not have a material impact on our consolidated financial statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2007, the FASB issued new guidance on accounting and presenting non-controlling interests in consolidated financial statements. The new guidance was incorporated in the FASB Codification under ASC 810-10 — “Consolidation” and amends previously existing guidance by establishing accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The new guidance is effective for fiscal years beginning on or after December 15, 2008. We adopted the new provisions of ASC 810-10 on January 1, 2009 and accordingly, changed the way in which we report minority interest in our balance sheet and income statement. We now include minority interest in the equity section of the balance sheet and present net income attributable to non-controlling interests above net income in the income statement.

2.            ACQUISITION

On December 31, 2008, the Corporation completed its acquisition of AHB. This acquisition was intended to diversify the Bank’s products, services, and sources of income as well as to expand the Bank’s geographic footprint. As a result of the merger, each outstanding share of AHB common stock was converted into the right to receive either $11.00 in cash or 0.70 shares of FCCC common stock, plus cash in lieu of fractional shares. Pursuant to the allocation procedures set forth in the Merger Agreement, 1,052,160 shares of First Chester County Corporation (“FCCC”) common stock were issuable to the holders of 90% of AHB’s outstanding common stock and $1.8 million was payable to the holders of 10% of AHB’s outstanding common stock. In addition, pursuant to the terms of the Merger Agreement, each AHB option to purchase shares of AHB common stock at the effective time of the Merger converted into an option to purchase such number of shares of FCCC common stock equal to the number of shares of the AHB option multiplied by 0.7000, rounded down to the nearest whole share, at an exercise price equal to the exercise price of the AHB option at the effective time of the Merger divided by 0.7000, rounded up to the nearest whole cent. Each outstanding AHB warrant at the effective time of the Merger was cancelled and converted into the right to receive cash in the amount equal to the difference between the AHB warrant strike price and $11.00.

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

During the nine months ended September 30, 2009 the goodwill from the AHB acquisition was adjusted to reflect adjustments to the purchase price allocation. The following shows the prior and current balance of goodwill:

(Dollars in thousands)

Goodwill Balance

December 31, 2008	$5,906

Adjustment to consideration paid (A)	1,600

Other adjustments (B)	573

September 30, 2009	$8,079

(A)           During the first quarter of 2009, the Corporation recorded a $1.6 million purchase accounting adjustment related to additional consideration identified for the acquisition. This amount relates to the lump sum payments to former executive officers of AHB in connection with the finalization of the AHB Management Incentive Plan (as described in the Corporation’s Current Report on Form 8-K filed on May 5, 2009). The full amount of this additional consideration was allocated to goodwill.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)             Other adjustments relate to amounts recorded in the second quarter of 2009 to updated acquisition date valuation estimates of certain assets and liabilities including other real estate owned, deferred rent, expense accruals and deferred tax assets.

3.            INVESTMENT SECURITIES

The Corporation’s investment portfolio consists of the following categories of securities:

•                  US Treasury - Consists of debt securities issued by the US Government.

•                  US Government Agency Notes - Consists of debt instruments issued by US Government agencies such as the Federal Home Loan Bank and Freddie Mac.

•                  US Government Agency Mortgage Backed Securities - Consists of residential mortgage pass-through securities and collateralized mortgage obligations “CMOs” issued by US government agencies such as GNMA, FNMA and Freddie Mac. The GNMA pass-through securities or the underlying GNMA securities backing the CMOs are guaranteed by the US Government, while the FNMA and Freddie Mac pass-through securities or the underlying FNMA and Freddie Mac securities backing the CMOs are guaranteed by the respective US Government agency.

•                  Collateralized Mortgage Obligations - Residential — Consists of private label CMOs backed by non-government agency residential mortgage pools.

•                  Collateralized Mortgage Obligations - Commercial — Consists of private label CMOs backed by non-government agency commercial mortgage pools.

•                  State and Municipal— Consists of securities issued by state, city or local governments.

•                  Corporate Debt Securities — Consists of corporate debt securities.

•                  Bank equity securities — Consists of equity securities of banks, bank holding companies or bank trust preferred securities.

•                  Other Equity Securities — Consists primarily of equity securities of the Federal Reserve and the Federal Home Loan Bank.

The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation’s available-for-sale securities at September 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2009	Cost	Gains	Losses	Value

US Treasury	$5,004	$17	$—	$5,021
US Government agency notes	6,372	11	(7)	6,376
US Government agency mortgage-backed securities	47,780	1,561	—	49,341
Collateralized mortgage obligations - Residential	1,340	1	(252)	1,089
Collateralized mortgage obligations - Commercial	1,004	—	(411)	593
State and municipal	5,840	56	—	5,896
Corporate debt securities	11,212	—	(1,791)	9,421
Bank equity securities	1,210	50	(27)	1,233
Other equity securities	10,896	—	—	10,896
	$90,658	$1,696	$(2,488)	$89,866

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2008	Cost	Gains	Losses	Value

US Government agency notes	$8,300	$134	$—	$8,434
US Government agency mortgage-backed securities	56,033	984	(102)	56,915
Collateralized mortgage obligations - Residential	1,630	—	(426)	1,204
Collateralized mortgage obligations - Commercial	1,004	—	(594)	410
State and municipal	10,327	74	—	10,401
Corporate debt securities	28,455	—	(4,052)	24,403
Bank equity securities	2,811	50	(892)	1,969
Other equity securities	10,848	—	—	10,848
	$119,408	$1,242	$(6,066)	$114,584

The amortized cost and estimated fair value of debt securities classified as available-for-sale at September 30, 2009, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,075	$1,081
Due after one year through five years	18,491	17,276
Due after five years through ten years	7,872	7,776
Due after ten years	990	581
	28,428	26,714
Mortgage-backed securities and CMOs	50,124	51,023
Bank equity and other equity securities	12,106	12,129
	$90,658	$89,866

Proceeds from the sale of investment securities available for sale for the three and nine months ended September 30, 2009 were $33.6 million and $866 thousand, respectively. Proceeds from the sale of investment securities available for sale for the three and nine months ended September 30, 2008 were $8.2 million and $21.4 million, respectively.  Gross gains from the sale of investment securities for the three and nine month periods ended September 30, 2009 were $1,000 and $392,000, respectively.  Gross losses for the same period in 2009 were $0 and $391,000, respectively.  Gross gains from the sales of investment securities for the three and nine month periods ended September 30, 2008 were $89,000 and $370,000, respectively.  Gross losses for the same period were $0 and $97,000, respectively.  These securities were sold at fair values which approximated the Corporation’s amortized cost.  The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $77.7 million at September 30, 2009 and $89.0 million at December 31, 2008. There were no securities held from a single issuer that represented more than 10% of stockholders’ equity.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009.

(Dollars in thousands)

	Less than 12 months			12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
US Government agency notes	1	$2,307	$(7)	$—	$—	$2,307	$(7)

Collateralized mortgage obligations – Residential	3	7	—	765	(252)	772	(252)
Collateralized mortgage obligations – Commercial	1	—	—	593	(411)	593	(411)

Corporate debt securities	8	—	—	9,421	(1,791)	9,421	(1,791)

Bank equity securities	2	3	(1)	225	(26)	228	(27)

Total temporarily impaired investment securities	15	$2,317	$(8)	$11,004	$(2,480)	$13,321	$(2,488)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008.

(Dollars in thousands)

	Less than 12 months			12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
US Government agency mortgage-backed securities	6	$6,253	$(100)	$536	$(2)	$6,789	$(102)

Collateralized mortgage obligations – Residential	3	429	(402)	767	(24)	1,196	(426)
Collateralized mortgage obligations – Commercial	1	—	—	409	(594)	409	(594)

Corporate debt securities	21	17,176	(1,575)	7,227	(2,477)	24,403	(4,052)

Bank equity securities	5	—	—	1,620	(892)	1,620	(892)

Total temporarily impaired investment securities	36	$23,858	$(2,077)	$10,559	$(3,989)	$34,417	$(6,066)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other than Temporary Impairment

Management recorded a $1.6 million charge to earnings in the third quarter of 2009 for an other than temporary impairment  (“OTTI”) on four bank equity securities held in the Corporation’s available for sale investment portfolio. The 2008 consolidated statement of income included an $850,000 non-cash pretax other than temporary impairment loss on a $1.0 million Lehman Brothers note held in the Bank’s available for sale investment portfolio. This security has since matured and the remaining $150,000 carrying value is carried as a receivable in the Corporation’s Other Asset line of the Balance Sheet.  Management believes that there are no additional securities that were other than temporarily impaired as of September 30, 2009 and December 31, 2008.

Management uses a multi-factor approach to determine whether a security is other than temporarily impaired. This approach is applied to each individual security. The approach incorporates ideas and concepts outlined in relevant accounting guidance and include such factors as:

•                  The length of time and the extent to which the market value has been less than cost;

•                  The financial condition of the security issuer as well as near and long-term prospect for the issuer;

•                  The rating of the security;

•                  Historic volatility and movement in the fair market value of the security; and

•                  Adverse conditions relative to the security, issue or industry.

Management also consults with an outside investment advisor in addressing whether securities in a loss position are other than temporarily impaired. Specific conclusions for each category of securities with an unrealized loss position are summarized below:

Collateralized Mortgage Obligations (“CMO”) — Residential and Commercial

There are a total of four private label CMO securities that had unrealized loss positions at September 30, 2009. Three of the securities had a AAA rating from S&P and one had an AA rating from S&P. All contractual cash flows have been received on these securities. All of these issuances have subordinated tranches supporting principal. In addition, we conducted due diligence of publicly available information regarding these securities and no material information came to our attention that would indicate an inability to recover our basis in these securities. The depreciation on two of the securities accounted for 99% of the total depreciation within this category. For these securities, we reviewed and considered information about the underlying collateral as well as loss and prepayment stress test information performed by professional investment advisors. This information indicated likelihood that subordinate tranches of the CMO provide sufficient protection to the Bank’s senior tranches such that management can conclude that the probability of suffering a principal loss is unlikely. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Corporate Debt Securities

There are a total of eight securities in this category that had unrealized loss positions at September 30, 2009. All of these securities are obligations of well-known, established companies or subsidiaries thereof. All contractual cash flows have been received on these securities. Depreciation on six of the securities accounted for 98% of the total depreciation in this category. For these six securities Management reviewed rating agency information and noted that five of the six securities had investment grade ratings from Moody’s. We reviewed current news and filings as well as the length and duration of the depreciation and concluded that there was no information that would indicate a going concern or other issue that would impair our ability to recover our cost basis. Management performed additional analysis on the security that was not investment grade, which included reviewing analysis from our third party investment advisor as well as current news and filings. The conclusion drawn from this information was that there was no information that indicated a going concern or other issue that would impair our ability to recover our cost basis. Because the Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Bank Equity Securities

The Corporation recorded a $1.6 million other than temporary impairment charge on four securities in this category in the third quarter of 2009. The securities are publically traded stock of well-known, established bank holding companies. During the quarter, Management concluded that the impairment on the securities is other than temporary mainly due to continued deterioration of the financial condition of these companies and Management’s conclusion that the Corporation may no longer have the intent to hold these securities until anticipated recovery. The $1.6 million loss is presented on the Asset impairment line of the income statement.

4.            LOANS AND LEASES

The following charts present information about major loan classifications as well as impaired loans and lease balances as of September 30, 2009 and December 31, 2008:

(Dollars in thousands)

September 30, 2009

				Specific
			Number of	Allowance
	Loan	Impaired	Impaired	on Impaired
(Dollars in thousands)	Balance	Loan Balance	Loans	Loans

Commercial loans	$346,174	$14,963	14	$2,919
Real estate – commercial	298,495	8,548	5	4,180
Real estate – commercial construction	66,255	2,300	2	85
Real estate – residential	79,793	1,004	3	250
Real estate – residential construction	40,604	4,086	12	1,725
Consumer loans	123,447	1,466	24	263
Lease financing receivables	2,734	126	2	—

Totals	$957,502	$32,493	62	$9,422

(Dollars in thousands)

December 31, 2008

				Specific
			Number of	Allowance
	Loan	Impaired	Impaired	on Impaired
(Dollars in thousands)	Balance	Loan Balance	Loans	Loans

Commercial loans	$327,472	$3,632	20	$285
Real estate – commercial	280,549	1,650	2	126
Real estate – commercial construction	69,057	—	—	—
Real estate – residential	87,413	3,876	13	350
Real estate – residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,514	69	$856

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following chart presents changes in the allowance for loan and lease losses for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Balance at beginning of year	$10,335	$7,817
Provision charged to operating expenses	17,637	950
Recoveries	339	233
Loans charged-off	(4,549)	(423)
Allowance adjustment – Other	(328)	60
Balance at end of year	$23,434	$8,637

5.            OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) represents property owned by the Bank following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant.  Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or losses are included in the Corporation’s results of operations. The following table summarizes properties held as OREO as of September 30, 2009 and December 31, 2008:

(Dollars in thousands)

	September 30, 2009	Number of properties	December 31, 2008	Number of properties
Land	$50	1	$—	—
Residential Construction	280	1	—	—
Residential 1-4 family	2,732	10	1,872	9
Total	$3,062	12	$1,872	9

6.            BORROWINGS

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

During 2009, the Bank began borrowing from the Federal Reserve. The balance of these overnight borrowings was $51.7 million at September 30, 2009, compared to $0 at December 31, 2008. The rate paid on these borrowings is 0.50%.

7.            DERIVATIVE INSTRUMENTS

The Bank, as part of its mortgage banking activities, originates fixed-rate 1-4 unit residential loans for sale in the secondary market.  At the time of origination, Management identifies loans that are expected to be sold in the near future.  These warehoused loans have been classified as mortgage loans held for sale in the consolidated balance sheet.  These loans expose the Bank to variability in their fair value due to changes in interest rates.  If interest rates increase, the value of the loans decreases.  Conversely, if interest rates decrease, the value of the loans increases.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Loan commitments relate to the origination of mortgage loans that will be held for sale and are accounted for as derivative instruments.  Such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the Net gain from mortgage activities line of the income statement.

To mitigate the effect of this interest rate risk on both the held for sale loans and interest rate lock commitments, the Bank enters into offsetting derivative contracts, primarily forward loan sale commitments. These forward sales commitments lock in the price for the sale of specific loans or loans to be funded under specific interest rate lock commitments or for a generic group of loans with similar characteristics.  Mandatory forward sales commitments are agreements to sell a certain notional amount of loans at a specified future time period at a specified price.  The Bank incurs a penalty for failure to follow through with the commitment.  Best efforts forward sales commitments also result in direct or indirect financial penalties for failure to follow through if the related loans close.  The fair value of forward loan sales commitments that hedge warehouse loans and interest rate lock commitments, as well as interest rate lock commitments themselves, are summarized as follows at September 30, 2009.  The fair values of all of these items are recorded on the balance sheet within other assets and other liabilities as these items are financial derivatives.

Although the purpose of these derivative instruments is to economically hedge certain risks, there are no hedge designations under FASB ASC 815-10 (“Statement No. 133”).

The fair value of derivative instruments not designated as hedging instruments under FASB ASC 815-10 at September 30, 2009 are presented in the following table:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
(Dollars in thousands)	Location	Value	Value	Location	Value	Value

Mandatory forward sales commitments	Other assets	$—	$—	Other Liabilities	$903	$52,250
Interest rate lock commitments	Other assets	2,411	126,598	Other Liabilities	—	—

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of derivative instruments not designated as hedging instruments under FASB ASC 815-10 at December 31, 2008 are presented in the following table:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
(Dollars in thousands)	Location	Value	Value	Location	Value	Value

Mandatory forward sales commitments	Other assets	$—	$—	Other Liabilities	$583	$30,250
Best efforts forward sales commitments	Other assets	—	—	Other Liabilities	35	84,282
Interest rate lock commitments	Other assets	412	23,064	Other Liabilities	—	—

8.            EARNINGS (LOSS) PER SHARE

Three Months ended September 30, 2009

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic loss per share
Net loss available to common stockholders	$(9,717)	6,306,889	$(1.54)
Effect of Dilutive Securities
Options to purchase common stock	—	—
Diluted loss per share
Net loss available to common stockholders	$(9,717)	6,306,889	$(1.54)

(1)	234,109 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Nine Months ended September 30, 2009

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic loss per share
Net loss available to common stockholders	$(4,918)	6,272,682	$(0.78)
Effect of Dilutive Securities
Options to purchase common stock	—	—
Diluted loss per share
Net loss available to common stockholders	$(4,918)	6,272,682	$(0.78)

(1)	234,109 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months ended September 30, 2008

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$807	5,188,562	$0.16
Effect of Dilutive Securities
Options to purchase common stock	—	9,225	—
Diluted earnings per share
Net income available to common stockholders	$807	5,197,787	$0.16

(1)          58,768 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Nine Months ended September 30, 2008

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$4,169	5,184,173	$0.80
Effect of Dilutive Securities
Options to purchase common stock	—	16,027	—
Diluted earnings per share
Net income available to common stockholders	$4,169	5,200,200	$0.80

(1)          62,665 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

9.         COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are presented in the following chart:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$4,425	$(1,519)	$5,771	$(3,627)
Reclassification adjustment	(1,575)	(761)	(1,575)	(577)
Net unrealized gain (loss)	2,850	(2,280)	4,196	(4,204)
Other comprehensive income (loss) before taxes	2,850	(2,280)	4,196	(4,204)
Income tax (expense) benefit	(969)	775	(1,427)	1,429
Other comprehensive income (loss)	1,881	(1,505)	2,769	(2,775)
Net (loss) income including non-controlling interests	(9,223)	807	(3,555)	4,169
Comprehensive (loss) income	(7,342)	(698)	(786)	1,394
Comprehensive income attributable to non- controlling interests	(494)	—	(1,363)	—
Comprehensive (loss) income for First Chester County Corporation	$(7,836)	$(698)	$(2,149)	$1,394

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.       FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820-10 clarifies proper fair value determination in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Corporation considered the requirements of FASB ASC 820-10 when estimating fair value.

FASB ASC 825-10 — Financial Instruments permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Corporation elected to account for loans held for sale under this election option.

FASB ASC 820-10 describes three levels of inputs that may be used to measure fair value:

•                  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•                  Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•                  Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Loans held for sale: The fair value of loans held for sale is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.  As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans and leases: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820-10 impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Mortgage Servicing Rights (“MSRs”): To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 10.4%, prepayment speeds ranging from 6.6% to 49.1% depending on the stratification of the specific right, and a weighted average default rate of 16.5%. The Corporation records the MSR as a recurring Level 3.

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

The table below presents the balance of assets and liabilities at September 30, 2009, measured at fair value on a recurring basis:

Dollars in thousands

	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	$1,113	$88,753	$—	$89,866
Loans held for sale	—	187,521	—	187,521
Mortgage servicing rights	—	—	614	614
Interest rate lock commitments	—	—	2,411	2,411
Liabilities
Mandatory Forward Sales Commitments	—	903	—	903

The aggregate unpaid principal balance of mortgage loans held for sale is $185.3 million.

The table below presents the balance of assets and liabilities at September 30, 2009, measured at fair value on a nonrecurring basis:

Dollars in thousands

	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$—	$—	$23,071	$23,071

OREO	—	—	3,062	3,062

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Dollars in thousands

	Mortgage Servicing Rights	Interest Rate lock Commitments	Loans	OREO
Beginning balance	$239	$412	$9,658	$1,872
Net transferred into (out of) level 3	321	1,999	21,979	1,190
Net unrealized gains (losses)	54	—	(8,566)	—
Ending Balance	$614	$2,411	$23,071	$3,062

The estimated fair values and carrying amounts of the balance sheet are summarized as follows:

(Dollars in thousands)

	September 30, 2009		December 31, 2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
Financial Assets
Cash and cash equivalents	$22,951	$22,951	$95,150	$95,150
Investment securities available-for-sale	89,866	89,866	114,584	114,584
Loans held for sale	187,521	187,521	90,940	90,940
Gross loans and leases	1,028,522	957,502	1,042,799	940,083
Due from mortgage investors	—	—	9,036	9,036
Mortgage servicing rights	614	614	239	239
Derivative instruments	2,411	2,411	412	412

Financial Liabilities
Deposits with no stated maturities	539,461	591,484	524,737	563,501
Deposits with stated maturities	392,819	394,630	451,691	451,691
FHLB and other borrowings	199,378	202,123	167,766	171,170
Subordinated debentures	20,795	20,795	15,465	15,465
Derivative instruments	903	903	618	618

Off-Balance-Sheet
Commitments to extend credit and outstanding letters of credit	238,812	—	244,033	—

11.       SEGMENT REPORTING

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

The Corporation’s Mortgage Banking segment operates under the trade name, “American Home Bank, a division of First National Bank of Chester County,” referred to herein as the “AHB Division”. Its principal activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. The AHB Division retains the servicing on a portion of the loans that it sells.  The AHB Division

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

also holds some residential mortgage and residential construction loans for investment. The AHB Division was formed on December 31, 2008 following the acquisition of American Home Bank, National Association.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(Dollars in thousands)

	As of and for the three months ended September 30, 2009
	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated

Total assets	$979,116	$327,565	$1,306,681

Net interest income	$8,870	$2,964	$11,834

Total non-interest income	$973	$11,065	$12,038
Total non-interest expense	$9,964	$13,413	$23,377

Net loss	$(8,765)	$(952)	$(9,717)

(Dollars in thousands)

	As of and for the nine months ended September 30, 2009
	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated

Total assets	$979,116	$327,565	$1,306,681

Net interest income	$25,780	$7,903	$33,683

Total non-interest income	$6,092	$38,181	$44,273
Total non-interest expense	$29,452	$37,387	$66,839

Net (loss) income	$(8,218)	$3,300	$(4,918)

Prior to the acquisition of American Home Bank at December 31, 2008, the Corporation’s operations consisted of the Community Banking segment. Accordingly, comparative information for 2008 is not applicable.

12.       ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

At September 30, 2009, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150,000 shares of restricted stock to employees. During the nine months ended September 30, 2009, the Corporation granted 54,650 shares valued at $11.35 per share at the grant date. These shares, or a portion thereof will vest on the third anniversary of the grant subject to certain employment and company performance requirements. During the nine months ended September 30, 2008, the Corporation granted 34,500 shares valued at $17.80 per share at the grant date. These shares, or a portion thereof will vest on the third anniversary of the grant subject to certain employment and company performance requirements. These restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events, as described more fully in our Proxy Statement for the 2009 Annual Meeting of Shareholders. A summary of the Corporation’s unvested restricted shares is as follows:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except shares, and per share data)

	Shares	Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2009	44,075	$18.74
Granted	54,650	$11.35
Vested	6,400	$21.05
Forfeited	6,000	$14.58
Unvested at September 30, 2009	86,325	$14.18	$861.5

The Corporation recorded approximately $147,000 and $132,000 of restricted stock expense for the nine months ended September 30, 2009 and 2008, respectively.

The Corporation’s ability to issue stock options under the Corporation’s 1995 Stock Option Plan has expired. However, outstanding stock options remain in effect according to their terms. Aggregated information regarding the Corporation’s Stock Option Plan as well as options assumed in connection with the AHB acquisition as of September 30, 2009 is presented below.

(Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	298,034	$15.43		$—
Granted	—
Exercised	—
Forfeited	—
Expired	(63,925)	$14.09
Outstanding at September 30, 2009	234,109	$15.80	3.56	$—
Exercisable at September 30, 2009	234,109	$15.80	3.56	$—

There were no options granted during the nine months ended September 30, 2009.  The total intrinsic value (market value on date of exercise less grant price) of options exercised during the nine months ended September 30, 2008 was $0.

13.       CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments.  Generally, federal funds and overnight investments are purchased and sold for one-day periods.  Cash paid for interest for the nine month periods ended September 30, 2009 and 2008 was $17.5 million and $17.7 million, respectively.  Cash paid for income taxes for the nine month periods ended September 30, 2009 and 2008 was $2.8 million and $2.3 million, respectively. Loans transferred to OREO were $6.2 million and approximately $427,000 for the nine months ended September 30, 2009 and 2008, respectively.

14.       COMMITMENTS AND CONTINGENCIES

Reserve for Unfunded Commitments

The Corporation maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Consolidated Statements of Financial Condition consistent with ASC 825-10. As of the balance sheet date, the Corporation records estimated losses inherent with unfunded loan commitments in accordance with ASC 450-20, and estimated future obligations under letters of credit in accordance with ASC 460-10. The methodology used to determine the adequacy of this reserve is integrated in the Corporation’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of September 30, 2009 and December 31, 2008 was approximately $652,000 and $445,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan Recourse

The Corporation sells its residential mortgage loans on a non-recourse basis. The Corporation also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Corporation may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Corporation. If there is no breach of a representation and warranty provision, the Corporation has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Corporation represents the maximum potential exposure related to representations and warranty provisions; however, the Corporation cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty. As of September 30, 2009, the Corporation had a liability of $780,000 included in Other liabilities in the Consolidated Balance Sheet, for probable losses related to the Corporation’s recourse exposure.

15.       REGULATORY MATTERS

On October 20, 2009, the Board of Directors of the Bank entered into an informal Memorandum of Understanding (“MOU”) on October 16, 2009, with the Office of the Comptroller of the Currency (the “OCC”).  An MOU with regulatory authorities is an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Among other things, under the MOU, the Bank has agreed to address the following matters:

•                  Develop a comprehensive three-year capital plan;

•                  Take action to protect criticized assets and adopt and implement a program to eliminate the basis of criticism of such assets;

•                  Establish an effective program that provides for early problem loan identification and a formal plan to proactively manage those assets;

•                  Review the adequacy of the Bank’s information technology activities and Bank Secrecy Act compliance and approve written programs of policies and procedures to provide for compliance; and

•                  Establish a Compliance Committee of the Board to monitor and coordinate the Bank’s adherence to the provisions of the MOU.

The Board of Directors and management have already initiated corrective actions to comply with the provisions of the MOU.

Subsequent to September 30, 2009, the OCC has also required the Bank to increase its Tier 1 leverage capital ratio to not less than 8%, its Tier 1 risk-based capital ratio to not less than 10% and its total risk-based capital ratio to not less than 12% by December 31, 2009.

The Company has also received notice from the Federal Reserve, the primary regulator of the Corporation, that the Federal Reserve must approve any dividends to be paid by the Corporation in advance of the declaration or payment.

16.       SUBSEQUENT EVENTS

The Corporation evaluated its September 30, 2009 financial statements for subsequent events through November 13, 2009.  The Corporation is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than those discussed below.

The Bank is currently undergoing a restructuring, which includes the previously announced appointment of John A. Featherman, III as President, James M. Deitch as Chief Operating Officer and Sheryl S. Vittitoe as Chief Financial Officer.  The restructuring will also include the termination of certain Bank employees, including employees from its AHB Division by year-end.  The Bank expects to incur a charge of approximately $1.0 million in the fourth quarter for

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

severance liability connected with this restructuring.  The Bank also intends to reorganize its two current divisions into four divisions: Commercial, Consumer, Wealth Management and Administration. The Bank is closing three branches as part of the restructuring; the Bank expects to incur a charge of approximately $1.1 million in the fourth quarter related to branch closure expenses, including estimated lease liabilities and write-off of certain leasehold improvements and fixed assets related to the branch closures.  The Bank is also closing 13 mortgage loan production offices related to Vision Mortgage Division of AHB related to the restructuring, and will close an additional six mortgage loan production offices operated as AHB production branches.  The Bank will incur approximately $60,000 in charges related to severance, lease obligations and the write off of leasehold improvements, and fixed assets related to such closures.

The Corporation borrowed an aggregate principal amount of $4.0 million during the second and third quarters of 2009 on an unsecured, short-term basis from two shareholders, with interest payable in each case at 12% per annum. On October 20, 2009, the Corporation received a demand for payment of $3.0 million principal amount of such borrowings in accordance with terms of the loans, with the demand payable on November 20, 2009. The other $1.0 million principal amount of unsecured loan originally matured on November 24, 2009, but has been extended by the lender to May 24, 2010. The Corporation is currently attempting to negotiate to extend the maturity of the $3 million due on November 20, 2009. If the Corporation is unable to extend the loans, the Bank may need to dividend to the Corporation some or all of such funds. Under its informal MOU with the OCC, the Bank is required to obtain supervisory approval to dividend any funds to the Corporation. Any such dividend to the Corporation will directly affect the Bank’s capital and in turn, its fourth quarter regulatory capital ratios.

17.       RECLASSIFICATIONS

Certain 2008 numbers have been reclassified to conform with current period presentation. These reclassifications have no impact on net income or earnings per share.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further your understanding of the consolidated financial condition and results of operations of First Chester County Corporation and its direct and indirect subsidiaries. It should be read in conjunction with the consolidated financial statements included in this report.

OVERVIEW

We strive to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in our market areas.  Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, consumer loans and a variety of deposit products.  We meet the needs of our local community through a community-based and service-oriented approach to banking.

The Corporation completed its acquisition of AHB on December 31, 2008, and, accordingly, the December 31, 2008 and the September 30, 2009 consolidated balance sheets reflect the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated income statement for the three and nine months ended September 30, 2009 include the results of operations from AHB; however, the consolidated income statement for the three and nine months ended September 30, 2008 does not include the results of AHB.

The Corporation reported a net loss of $9.7 million for the three months ended September 30, 2009 as compared to $807 thousand of net income for the three months ended September 30, 2008. Diluted loss per share for the three months ended September 30, 2009 was $1.54 compared to diluted earnings per share of $0.16 for the same period in 2008. Cash dividends declared for the three months ended September 30, 2009 were $0.14 per share compared to $0.14 per share for the three months ended September 30, 2008.

The Corporation reported a net loss of $4.9 million for the nine months ended September 30, 2009 as compared to $4.2 million of net income for the nine months ended September 30, 2008. Diluted loss per share for the nine months ended September 30, 2009 were $0.78 compared to diluted earnings per share of $0.80 for the same period in 2008.  Cash dividends declared for the nine months ended September 30, 2009 were $0.42 per share compared to $0.42 per share for the nine months ended September 30, 2008.

The decrease in net income for the three and nine months ended September 30, 2009 was due primarily to an increase in the provision for loan and lease losses combined with a $1.6 million other than temporary impairment charge on the four equity securities in the Bank’s available for sale investment portfolio. The decrease in net income was also caused by an increase in non-interest expense. The increase in the provision was driven by the ongoing impact from recessionary economic conditions while the increase in non-interest expense was due mainly to the addition of AHB’s operations as well as an increase in FDIC insurance expense. Offsetting these impacts were increases in non-interest income, mainly attributable to the net gains from the mortgage banking activities of the AHB Division, combined with an increase in net interest income due mainly to the higher average interest-earning assets from the acquisition of AHB.

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

Investment Securities

In accordance with FASB ASC 320-10, the Corporation evaluates the individual securities making up the investment portfolio for other than temporary impairment on a quarterly basis. If a security is deemed to be other than temporarily impaired, the impairment is recorded in non-interest income in the period in which it is recognized. Evaluating whether a security is other than temporarily impaired involves a high degree of judgment. Factors considered by management in determining whether a security is other than temporarily impaired include current and forecasted market conditions for that security as well as our ability and intent to hold the security until recovery.

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

Goodwill

Goodwill was recorded as a result of the AHB acquisition. Goodwill is the excess of the purchase price over the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. The goodwill acquired in the American Home Bank acquisition was all attributable to the Mortgage Banking segment. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  FASB ASC 350-10 outlines a two-step goodwill impairment test.  Significant judgment is applied when goodwill is assessed for impairment.  Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary.  If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any.  An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Corporation’s annual impairment testing for goodwill was completed as of September 30, 2009. As part of its step one procedures to identify goodwill impairment, management compared the fair value of the Mortgage Banking segment to the carrying amount of its net assets, including goodwill. In performing step one, the Corporation estimated the fair value of the Mortgage Banking segment through a discounted economic value analysis based on internal forecasts, recent financials and the projected outlook for the industry. No indication or determination of goodwill impairment at that date was evident. Management will continue to monitor events that could impact this conclusion in future periods.

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

Fair Value Measurement

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820-10 clarifies proper fair value determination in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Corporation considered the requirements of FASB ASC 820-10 when estimating fair value.  See Footnote 10 of the Notes to Consolidated Financial Statements for further discussion on Fair Value Measurement.

ACQUISITION

Effective December 31, 2008, the Corporation completed its acquisition of AHB. The mortgage banking business of AHB is now operating as a division of the Bank under the trade name, “American Home Bank, a Division of First National Bank of Chester County.” The Bank’s mortgage-banking activities include providing mortgages to customers and selling most of those mortgages into the secondary market on a servicing released basis. The Bank retains the servicing on a portion of the loans that it sells. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers.

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

A summary of segment performance for the three and nine months ended September 30, 2009 is presented in Note 11 to the Corporation’s Financial Statements.

The results presented in the Net Interest Income, Interest Income, Interest Expense and Provision for Loan and Lease Losses sections present information for both the loans held in the Community Banking segment as well as the Mortgage Banking segment. Factors driving net interest income and the provision for loan and lease losses are similar for the loans held in each of these segments, with the exception of loans held for sale, which are not reserved for in the allowance for loan and lease losses, as they are carried at fair market value. Specific discussion is made below where factors driving the specific components of non-interest income and expense for the operating segments differ from the consolidated Corporation.

SELECTED RATIOS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Return on Average Assets	(2.87)%	0.32%	(0.49)%	0.57%
Return on Average Equity	(42.87)%	4.65%	(7.42)%	8.03%
Dividend Payout Ratio	(9.09)%	89.96%	(53.52)%	52.27%
Book Value Per Share	$12.90	$12.98	$12.90	$12.98

The following table provides detail regarding the Corporation’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented.

(Dollars in thousands)

	Three Months ended September 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$4,552	$5	0.50%	$32,732	$200	2.43%
Investment securities:
Taxable	81,339	711	3.47%	95,261	1,157	4.83%
Tax-exempt (1)	6,522	78	4.72%	12,180	142	4.63%
Total investment securities	87,861	789	3.56%	107,441	1,299	4.81%

Loans held for sale	236,970	2,866	4.80%	377	3	3.17%

Loans and leases: (2)
Taxable	929,161	13,313	5.68%	779,718	12,187	6.22%
Tax-exempt (1)	20,102	373	7.35%	18,477	340	7.33%
Total loans and leases	949,263	13,686	5.72%	798,195	12,527	6.24%

Total interest-earning assets	1,278,646	17,346	5.38%	938,745	14,029	5.95%
Non-interest-earning assets
Allowance for loan and lease losses	(12,383)			(8,507)
Cash and due from banks	17,010			22,003
Other assets	59,184			41,572

Total assets	$1,342,457			$993,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings, NOW, and money market Deposits	$448,763	$941	0.83%	$405,983	$1,646	1.61%
Certificates of deposit and other time	409,779	2,571	2.49%	222,231	2,001	3.58%
Total interest-bearing deposits	858,542	3,512	1.62%	628,214	3,647	2.31%
Subordinated debt	20,795	295	5.63%	15,465	209	5.38%
Federal Home Loan Bank advances and other borrowings	202,854	1,559	3.05%	151,521	1,470	3.86%
Total interest-bearing liabilities	1,082,191	5,366	1.97%	795,200	5,326	2.66%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	152,047			119,885
Other liabilities	18,301			9,325
Total liabilities	1,252,539			924,410
Stockholders’ equity	89,918			69,403
Total liabilities and stockholders’ equity	$1,342,457			$993,813

Net interest income		$11,980			$8,703
Net yield on interest-earning assets			3.72%			3.69%

(1)                     The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2009 and 2008.

(2)                     Non-accruing loans are included in the average balance.

The following table provides detail regarding the Corporation’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented.

(Dollars in thousands)

	Nine Months ended
	September 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$15,615	$50	0.43%	$45,773	$1,068	3.12%
Investment securities:
Taxable	90,219	2,798	4.15%	97,234	3,515	4.83%
Tax-exempt (1)	7,879	282	4.78%	13,078	463	4.73%
Total investment securities	98,098	3,080	4.20%	110,312	3,978	4.82%

Loans held for sale	218,619	7,805	4.77%	568	9	2.12%

Loans and leases: (2)
Taxable	924,397	39,375	5.70%	753,950	36,134	6.40%
Tax-exempt (1)	20,454	1,126	7.36%	18,983	1,029	7.24%
Total loans and leases	944,851	40,501	5.73%	772,933	37,163	6.42%

Total interest-earning assets	1,277,183	51,436	5.38%	929,586	42,218	6.07%
Non-interest-earning assets
Allowance for loan and lease losses	(11,403)			(8,122)
Cash and due from banks	18,563			20,375
Other assets	55,785			38,797

Total assets	$1,340,128			$980,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings, NOW, and money market
Deposits	$437,111	$3,187	0.97%	$391,067	$5,287	1.81%
Certificates of deposit and other time	428,945	8,679	2.71%	226,362	6,812	4.02%
Total interest-bearing deposits	866,056	11,866	1.83%	617,429	12,099	2.62%
Subordinated debt	18,585	721	5.18%	15,465	683	5.90%
Federal Home Loan Bank advances and other borrowings	201,852	4,712	3.12%	150,129	4,390	3.91%
Total interest-bearing liabilities	1,086,493	17,299	2.13%	783,023	17,172	2.93%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	148,424			118,776
Other liabilities	16,555			9,577
Total liabilities	1,251,472			911,376
Stockholders’ equity	88,656			69,260
Total liabilities and stockholders’ equity	$1,340,128			$980,636

Net interest income		$34,137			$25,046
Net yield on interest-earning assets			3.57%			3.60%

(1)          The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2009 and 2008.

(2)          Non-accruing loans are included in the average balance.

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended September 30, 2009 was $12.0 million, an increase of 37.7% from $8.7 million for the same period in 2008.  Net interest income on a tax equivalent basis for the nine month period ended September 30, 2009 was $34.1 million, an increase of 36.3% from $25.0 million for the same period in 2008.  The net yield on interest-earning assets, on a tax-equivalent basis, was 3.72% for the three-month period ended September 30, 2009, compared to 3.69% for the same period in 2008, an increase of 3 basis points (one basis point is equal to 1/100 of a percent).  For the nine month period ended September 30, 2009, the net yield on interest earning assets decreased 3 basis points to 3.57% from 3.60% during the same period in 2008.

The yield earned on average interest-earning assets was 5.38% for the three month period ended September 30, 2009, compared to 5.95% for the same period in 2008, a decrease of 57 basis points. For the nine month period ended September 30, 2009, the yield earned on interest earning assets decreased 69 basis points to 5.38% from 6.07% during the same period in 2008.

Average interest-earning assets increased approximately $339.9 million or 36.2% to $1.3 billion for the three-months ended September 30, 2009 from $938.7 million in the same period last year.  The increase in average interest-earning assets for the three-month period ended September 30, 2009 was the result of a $236.6 million increase in Loans held for sale combined with a 18.9% or $151.1 million increase in average total Loans and leases. These increases were partially offset by an 18.2% or $19.6 million decrease in average investment securities and an 86.1% or $28.2 million decrease in the average Federal funds sold and interest bearing deposits in banks balance.

For the nine month period ended September 30, 2009, average interest-earning assets increased approximately $347.6 million or 37.4% to $1.3 billion from $929.6 million in the same period last year.  The increase in average interest-earning assets for the nine month period ended September 30, 2009 was the result of a $218.1 million increase in Loans held for sale combined with a 22.2% or $171.9 million increase in average total Loans and leases. These increases were partially offset by an 11.1% or $12.2 million decrease in average investment securities and a 65.9% or $30.2 million decrease in the average Federal funds sold and interest bearing deposits in banks balance.

Average interest-bearing liabilities increased approximately $287.0 million or 36.1% to $1.1 billion for the three months ended September 30, 2009, from $795.2 million in the same period in 2008.  The increase in average interest-bearing liabilities for the three-month period was the result of a $230.3 million or 36.7% increase in interest-bearing deposits, combined with a $51.3 million or 33.9% increase in Federal Home Loan Bank (“FHLB”) advances and other borrowings and a $5.3 million or 34.5% increase in subordinated debentures.

For the nine month period ended September 30, 2009, average interest-bearing liabilities increased approximately $303.5 million or 38.8% to $1.1 billion from $783.0 million in the same period in 2008.  The increase in average interest-bearing liabilities for the nine month period was the result of a $248.6 million or 40.3% increase in interest-bearing deposits, combined with a $51.7 million or 34.5% increase in FHLB advances and other borrowings and a $3.1 million or 20.2% increase in subordinated debentures.

INTEREST INCOME

Interest income on federal funds sold and interest-bearing deposits in banks for the three and nine month periods ended September 30, 2009 decreased 97.5% and 95.3% to approximately $5,000 and $50,000, respectively, when compared to the same periods in 2008.  The decrease in interest income on federal funds sold and interest-bearing deposits in banks for the three and nine month periods is primarily the result of a $28.2 million and $30.2 million decrease in the average federal funds sold and interest bearing deposits at banks balances from the same periods in 2008 combined with a 193 and 269 basis point decrease on the rates earned on these assets. The decrease in these balances occurred as available liquidity was utilized to fund the increase in loans held for sale. The decrease in rate was primarily a result of Federal Reserve actions to reduce market interest rates coupled with Management’s decision to invest available cash in more secure, but lower yielding, overnight investment alternatives.

On a tax equivalent basis, interest income on investment securities decreased by 39.3% or approximately $510,000 to $789,000 for the three month period ended September 30, 2009 from $1.3 million for the same period in 2008.  For the nine month period ended September 30, 2009, interest income on investment securities decreased 22.6% or approximately $898,000 to $3.1 million from $4.0 million when compared to the same period in 2008.  The decreases for the three and nine month periods were the result of a 125 and 62 basis point decrease in the yield earned on investment securities, respectively.

This was combined with $19.6 million and $12.2 million decreases in average total investment security balances for the three and nine month periods, respectively. The decrease in investment security balances reflects Management’s decision to reduce the Bank’s exposure to corporate bonds.

Interest income on loans held for sale increased to $2.9 million during the three month period ended September 30, 2009.  For the nine month period ended September 30, 2009, interest income on loans held for sale increased to $7.8 million.  These increases were due to a significant increase in the average loans held for sale balance.  Average loans held for sale for the three and nine months periods ended September 30, 2009 were $237.0 million and $218.6 million as compared to approximately $377,000 and $568,000 for the same periods in 2008. This increase was due to increased volume in residential mortgage loan originations resulting from the AHB acquisition. $89.5 million of loans held for sale were acquired at December 31, 2008 through the acquisition. The increase in the average balance during 2009 as compared to the December 31, 2008 level was attributable to an increase in residential mortgage origination volume throughout 2009. The increase in origination volume was caused by the refinancing boom driven by low interest rates.

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio increased 9.3% or $1.2 million to $13.7 million for the three month period ended September 30, 2009 compared to $12.5 million for the three months ended September 30, 2008.  For the nine month period ended September 30, 2009, interest income on loans, on a tax equivalent basis increased 9.0% or $3.3 million when compared to the same period in 2008.  These increases in interest income for the three and nine month periods ended September 30, 2009 were primarily due to a $151 million or 18.9% increase in average loans outstanding for the three month period and a $171.9 million or 22.2% increase in average loans outstanding for the nine month period as compared to the same periods in 2008. These increases in average loan balances were primarily due to the AHB acquisition. $110.9 million of loans were acquired at December 31, 2008 through the acquisition. The impact from the increase in average loan balances was partially offset by a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 52 and 69 basis points to 5.72% and 5.73% for the three and nine month periods ended September 30, 2009 from 6.24% and 6.42% for the same periods in 2008. This rate decrease is the result of Federal Reserve actions to reduce market interest rates.

INTEREST EXPENSE

Interest expense on deposit accounts decreased by approximately $135,000 or 3.7% to $3.5 million for the three-month period ended September 30, 2009 from $3.6 million for the same period in 2008.  Interest expense on deposit accounts decreased approximately $233,000 or 1.9% to $11.9 million for the nine months ended September 30, 2009 compared to the same period in 2008.  The decreases for the three and nine month periods were primarily due to a decrease in the average interest rates paid on interest-bearing deposits. The average rate paid for the three month period in 2009 was 1.62%, a 69 basis point decrease from 2.31% in 2008. The average rate paid for the nine month period in 2009 was 1.83%, an 79 basis point decrease from 2.62% in 2008. These rate decreases were primarily the result of Federal Reserve actions to reduce market interest rates. The impact from rate decreases was partially offset by increases in average interest-bearing deposit balances. These balances increased $230.3 million for the three month period to $858.5 million in 2009 from $628.2 million in 2008. These balances increased $248.6 million for the nine month period to $866.1 million in 2009 from $617.4 million in 2008.  The increase in average interest bearing deposit balances was primarily due to the AHB acquisition. $186.7 million of interest bearing deposit balances were acquired at December 31, 2008 through the acquisition. The increase was also due to stronger consumer demand for traditional interest-bearing deposit products.

Interest expense on subordinated debentures increased approximately $86,000 to approximately $295,000 for the three-month period ended September 30, 2009 from approximately $209,000 for the same period in 2008.  This increase was mainly due to an increase in the average balance of subordinated debentures caused by the issuance of a $5.3 million junior subordinated debenture in April 2009. This new issuance carries a 12% fixed interest rate which is currently higher than the average rate paid on our other subordinated debentures. The rates paid on other subordinated debenture issuances are primarily based on three month LIBOR. The total average rate paid on subordinated debentures for the three months ended September 30, 2009 increased 25 basis points from 5.38% in 2008 to 5.63% in 2009 primarily due to the higher rate on the new issuance partially offset by a decrease in the 3 month LIBOR between the two periods. Interest expense on subordinated debentures increased approximately $38,000 to approximately $721,000 for the nine month period ended September 30, 2009 from approximately $683,000 for the same period in 2008. The decrease for the nine month period is primarily due to a 72 basis point decrease in the average interest rate paid on these debentures. The rate decrease was mainly due to a decrease in the 3 month LIBOR between the two periods, partially offset by the higher rate on the April 2009 new issuance.

Interest expense on FHLB and other borrowings increased by approximately $89,000 or 6.1% to $1.6 million for the three-month period ended September 30, 2009 from $1.5 million for the same period in 2008. Interest expense on FHLB and other borrowings for the nine months ended September 30, 2009 increased approximately $322,000 or 7.3% to $4.7 million from

$4.4 million in 2008. These increases in interest expense were primarily due to increases in the average balances of these funding sources in 2009 as compared to 2008. The average balance of FHLB and other borrowings for the three months ended September 30, 2009 increased by 33.9% or $51.3 million between the two periods. Average balances of these funding sources for the nine month period increased 34.5% or $51.7 million between the two periods.  The increase in average FHLB and other borrowings was partially due to the AHB acquisition. $36.6 million of FHLB and other borrowings balances were acquired at December 31, 2008 through the acquisition. The increase in these borrowings from December 31, 2008 through September 30, 2009 was also due to an increase in borrowings from the FHLB and Federal Reserve to fund the increase in loans held for sale.

FHLB and other borrowings are a favorable alternative to deposits to support asset growth. The impact from the average balance increase was partially offset by a decrease in the average rate paid on these borrowings. The average rate paid was 3.05% for the three months ended September 30, 2009, a decrease of 81 basis points from 3.86% during the same period in 2008. The average rate paid on these borrowings was 3.12% for the nine months ended September 30, 2009, a decrease of 79 basis points from 3.91% during the same period in 2008. The lower average rate paid was primarily a result of Federal Reserve actions to reduce market interest rates.

PROVISION FOR LOAN AND LEASE LOSSES

During the three and nine months ended September 30, 2009, the Corporation recorded $14.7 million and $17.6 million in provision for loan and lease losses, respectively, as compared to approximately $290,000 and $950,000 for the same period in 2008. The increase in the provision for loan and lease losses was driven mainly by an increase in non-performing, impaired, and classified loan balances as well as an increase in charge-offs, all mainly due to the effects of a recessionary economy. In addition, Management has identified a material weakness in internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans.  The weakness caused a failure to accurately identify problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses.  Management also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not. Additional information about our material weakness in internal control and our remediation plan is provided in Item 4, “Controls and Procedures.”  The percentage of non-performing loans to gross loans was 3.39% at September 30, 2009 compared to 1.21% at December 31, 2008 and 0.40% at September 30, 2008. The allowance for loan and lease losses as a percentage of gross loans and leases at September 30, 2009 was 2.45% compared to 1.10% at December 31, 2008 and 1.07% at September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 were $4.2 million compared to approximately $190,000 for the same period in 2008.

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

The following chart presents an analysis of the Allowance for Loan and Lease Losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$12,016	$8,433	$10,335	$7,817

Provision charged to operating expense	14,678	290	17,637	950

Recoveries of loans previously charged-off	90	36	339	233
Loans charged-off	(3,183)	(147)	(4,549)	(423)
Net loan charge-offs	(3,093)	(111)	(4,210)	(190)

Allowance other adjustment (1)	(167)	25	(328)	60

Balance at end of period	$23,434	$8,637	$23,434	$8,637

Period-end loans outstanding	$957,502	$808,621	$957,502	$808,621
Average loans outstanding	$949,263	$798,195	$944,851	$772,933

Allowance for loan and lease losses as a percentage of period-end loans outstanding	2.45%	1.07%	2.45%	1.07%
Net charge-offs to average loans outstanding	0.33%	0.01%	0.45%	0.02%

(1)         The “Allowance other adjustment” represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit.  These loans and lines of credit, although unfunded, have been committed to by the Bank.

Non-performing loans and leases include those on non-accrual status, loans past due 90 days or more and still accruing, troubled debt restructurings and other loans deemed impaired.  The Corporation’s policy is to write down all non-performing loans to net realizable value.  Non-performing loans are generally collateralized and are in the process of collection.  Non-accrual loans reduce the Corporation’s earnings because interest income is not earned on such assets. The non-accrual loan and lease balance at September 30, 2009 was $15.8 million as compared to $10.5 million at December 31, 2008 and $3.1 million at September 30, 2008. Non-accrual loans and leases have increased during 2009 over 2008 because of the effects of a recessionary economy.

Other real estate owned (“OREO”) represents property owned by the Bank following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant.  Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or losses are included in the Corporation’s results of operations. The total OREO balance at September 30, 2009 was $3.1 million as compared to $1.9 million at December 31, 2008 and approximately $346,000 at September 30, 2008. OREO balances have increased during 2009 over 2008 because of increased foreclosure activity, stemming from the recessionary economic conditions.

The following chart presents detailed information regarding non-performing loans and leases and OREO:

(Dollars in thousands)

	September 30,		December 31,
	2009	2008	2008

Past due over 90 days and still accruing	$—	$209	$870
Non-accrual loans and leases (1)	15,787	3,057	10,514
Restructured and other impaired loans	16,706	—	—
Total non-performing loans and leases	32,493	3,266	11,384

Other real estate owned	3,062	346	1,872
Total non-performing assets	$35,555	$3,612	$13,256

Non-performing loans and leases as a percentage of total loans and leases	3.39%	0.40%	1.21%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	72.12%	264.43%	90.78%

Non-performing assets as a percentage of total loans and other real estate owned	3.70%	0.45%	1.41%

Allowance for loan and lease losses as a percentage of non-performing assets	65.91%	239.12%	77.96%

(1)       Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

The Corporation identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. With the exception of troubled debt restructurings, the accrual of interest is discontinued on impaired loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

FASB Accounting Standards Codification 310-10-35 “Receivables” requires the Corporation to individually examine loans where it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assess for impairment. The balance of impaired loans was $32.5 million, $10.5 million, and $3.6 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.  The associated specific reserve for impaired loans was approximately $9.4 million, $856,000, and $233,000 at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

For the three and nine month periods ended September 30, 2009, activity in the allowance for impaired loan losses includes a provision of $7.4 million and $8.6 million, respectively, and charge-offs of $1.6 million and $2.9 million, respectively.  There were no recoveries for the three and nine months periods ended September 30, 2009.  Contractual interest not accrued on these loans amounted to approximately $287,000 and $874,000 for the three and nine months ended September 30, 2009.  Total cash collected on impaired loans for the three and nine months period ended September 30, 2009 was approximately $984,000 and $2.7 million, respectively, all of which was applied to principal.  Loans returned to performing for the three and nine months ended September 30, 2009 were approximately $106,000 and $799,000. Included in the September 30, 2009 impaired loans balance are three commercial and commercial real estate loans totaling $7.3 million for which original loan terms have been modified due to the borrowers’ financial difficulties.  As of September 30, 2009 these loans are performing under the re-negotiated terms and as such are not classified as non-accrual.  Two of the loans are classified below as commercial real estate and are related to one commercial relationship.  These loans total $5.6 million of which the Corporation has allocated a specific reserve of $2.7 million.  The remaining loan of $1.7 million is a commercial loan which has been evaluated for impairment and has resulted in no specific reserve.  The majority of the remaining increase in the commercial impaired loans at September 30, 2009 is attributable to one commercial relationship in the amount of $8.4 million with a specific reserve of $2.0 million.  The loan is currently performing and management continues to closely monitor the relationship.

For the three and nine month periods ended September 30, 2008, activity in the allowance for impaired loan losses includes a provision of approximately $184,000 and $213,000, respectively, and charge-offs of $0 and approximately $6,000, respectively. There were no recoveries for the three-month period ended September 30, 2008.  Contractual interest amounted to approximately $42,000 and $98,000 for the three and nine months ended September 30, 2008.  Total cash collected on non-accrual loans for the three and nine months ended September 30, 2008 was approximately $262,000 and $354,000 all of which was applied to principal.  Loans that returned to performing for the three and nine months ended September 30, 2008 were approximately $140,000 and $160,000.

The following charts present additional information about impaired loans and lease balances as of September 30, 2009 and December 31, 2008:

September 30, 2009

			Number of	Specific
	Loan	Impaired	Impaired	Allowance
(Dollars in thousands)	Balance	Loan Balance	Loans	on Impaired

Commercial loans	$346,174	$14,963	14	$2,919
Real estate – commercial	298,495	8,548	5	4,180
Real estate – commercial construction	66,255	2,300	2	85
Real estate – residential	79,793	1,004	3	250
Real estate – residential construction	40,604	4,086	12	1,725
Consumer loans	123,447	1,466	24	263
Lease financing receivables	2,734	126	2	—

Totals	$957,502	$32,493	62	$9,422

December 31, 2008

			Number of	Specific
	Loan	Impaired	Impaired	Allowance
(Dollars in thousands)	Balance	Loan Balance	Loans	on Impaired

Commercial loans	$327,472	$3,632	20	$285
Real estate – commercial	280,549	1,650	2	126
Real estate – commercial construction	69,057	—	—	—
Real estate – residential	87,413	3,876	13	350
Real estate – residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,514	69	$856

NON-INTEREST INCOME

Total non-interest income increased $10.7 million to $12.0 million for the three months ended September 30, 2009, compared to $1.3 million for the same period in 2008.  Total non-interest income increased $37.3 million to $44.3 million for the nine months ended September 30, 2009, compared to $7.0 million for the same period in 2008.

Of these increases in non interest income, net gain from mortgage banking activity accounted for $10.2 million and $34.3 million for the three and nine months ended September 30, 2009, respectively. Net gain from mortgage banking activities relates to the Mortgage Banking segment and consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments. The increase in the net gain from mortgage banking activities during the same periods in 2008 was primarily from the addition of the AHB’s residential mortgage operations.

The distinguishing activity within the Mortgage Banking segment is the origination and sale of residential mortgage and construction loans. This activity drives the net gain on mortgage banking activity line of the income statement. For the three and nine months ended September 30, 2009, this line was positively impacted by the actions of the Federal Reserve to reduce market rates.  These actions resulted in mortgage interest rates declining, beginning in December 2008.  The decline in rates was advantageous to consumers, leading many borrowers to refinance their existing mortgage loan.  The increase in refinance activity reduced the negative impact from weak new and existing home sale sectors.  The residential mortgage division originated $1.95 billion of loans during the nine months ended September 30, 2009 with refinance activity accounting for 64%, or $1.25 billion of the total.  Loans for the purchase of new or existing homes totaled $645 million, or 33% of total originations, while loans to individual borrowers for construction of single-family residences were $52 million, or 3% of total originations.

Loan fees and other was approximately $738,000 and $3.6 million for the three and nine months ended September 30, 2009, compared to approximately $118,000 and $298,000 during the same period in 2008. Loan fees and other primarily relate to the Mortgage Banking segment and consist mainly of fees earned at the inception of a loan as well as fees earned on the servicing of residential loan portfolios not owned by the Bank. Loan fees and other also includes gains and losses on the Bank’s mortgage servicing rights. The increase in loan servicing fees was due to the addition of the AHB division’s mortgage operations.

During the third quarter of 2009, the Corporation recorded a $1.6 million other than temporary impairment charge on four banking securities in the third quarter of 2009. The securities are publically traded stock of well-known, established bank holding companies. During the quarter, Management concluded that the impairment on the securities is other than temporary mainly due to continued deterioration of the financial condition of these companies and Management’s conclusion that the Corporation may no longer have the intent to hold these securities until anticipated recovery.

Asset impairment of $1.3 million in 2008 related to the write-down of certain securities in 2008. In the third quarter of 2008, the Corporation recorded an approximately $850,000 pre-tax other than temporary impairment loss on a $1.0 million Lehman Brothers note held in the Bank’s investment portfolio. In the third quarter of 2008, the Corporation also recorded a pretax loss of approximately $417,000 on a $13.9 million overnight investment in the Reserve Primary Fund. The Reserve Primary Fund was a short term overnight money market fund designed to maintain a constant $1.00 per share value. The Bank typically used this type of fund to invest excess overnight cash. During the third quarter of 2008, the Fund’s value fell below $1.00 per share due to underlying Lehman Brothers commercial paper in the fund. The Fund is currently in process of liquidation. The Bank wrote its $13.9 million investment down to $13.5 million in the third quarter of 2008 and subsequently received $12.5 million over the remainder of 2008 and 2009. The Bank fully expects to realize the remaining $1.0 million.

Wealth management and advisory services revenue remained relatively flat for the three months ended September 30, 2009, as compared to 2008 but decreased approximately $138,000 or 4.5% to $2.9 million for the nine months ended September 30, 2009 from $3.1 million during the same period in 2008. Wealth management and advisory services revenue is based largely on the market value of assets under management.  The decrease in wealth management and advisory services revenue for the nine months ended September 30, 2009 was primarily due to a decrease in the average market value of these assets between the two periods. The decline in market value was driven by a decline in the market values of the underlying securities within the assets under management.

The Corporation recognized a net gain of approximately $1,000 on sales of investment securities during the three month period ended September 30, 2009, compared with a net gain of approximately $89,000 during the same period in 2008.  The Corporation recognized a net gain of approximately $1,000 on sales of investment securities during the nine month period ended September 30, 2009, compared with a net gain of approximately $273,000 during the same period in 2008.  These net gains and losses were taken as a result of normal portfolio management.

Gains on fixed assets and OREO increased approximately $285,000 and $312,000 for the three and nine months ended September 30, 2009 as compared to 2008. These increases were due primarily to an approximately $114,000 gain from the sale of operating lease equipment in the third quarter of 2009 combined with an approximately $169,000 loss recorded in the third quarter of 2008 from the write-down to fair market value of two OREO properties.

Other non-interest income increased 15.3% or approximately $69,000 to $521,000 for the three-month period ended September 30, 2009.  Other non-interest income increased approximately $179,000 or 12.8% to $1.6 million for the nine months ended September 30, 2009, compared to same period in 2008.  The increase for the three and nine month periods are primarily due to increases in various fee income earned from the AHB operations.

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

NON-INTEREST EXPENSE

Total non-interest expense increased $14.7 million to $23.4 million for the three-month period ended September 30, 2009, compared to $8.6 million during the same period in 2008.  Total non-interest expense increased $41.8 million to $66.8 million for the nine months ended September 30, 2009, from $25.1 million during the same period in 2008.

Salaries and employee benefits increased $10.1 million to $14.9 million for the three month period ended September 30, 2009 compared to the same period in 2008. Salaries and employee benefits increased $28.9 million to $42.7 million for the nine month period ended September 30, 2009 compared to the same period in 2008. The higher salary and benefits expense was primarily due to the addition of the AHB operations at December 31, 2008.

Salaries and related expenses allocable to the Mortgage Banking segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in the mortgage production operations and allocations for overhead.

Salaries directly attributable to the Mortgage Banking segment totaled $8.5 million for the quarter and $24.7 million for the nine months ended September 30, 2009. Of these amounts, variable compensation, that is compensation paid to loan originators, accounted for $5.4 million, or 64% of the total for the three months ended and $16.6 million or 67% for the nine months ended September 30, 2009. This variable compensation amounts to 0.85% of total originations, a rate typical in the mortgage banking industry.

Net occupancy, equipment and data processing expense increased $1.8 million or 123.6% to $3.2 million for the three months ended September 30, 2009, when compared to the same period in 2008.  Net occupancy, equipment and data processing expense increased $4.5 million or 104.4% to $8.9 million during the nine months ended September 30, 2009, when compared to the same period in 2008.  Approximately $1.4 million and $3.6 million of these increases were due to the addition of AHB’s operations for the three and nine months ended September 30, 2009. Occupancy, equipment and data processing expense from AHB’s operations include the operations of administrative facilities as well as two branches combined with IT systems operations. The increase was also attributable to the opening of the new Jennersville grocery store branch as well as the opening of the new One North High Street administrative complex in the first quarter of 2009. The year to date 2009 expense also includes approximately $187,000 of merger-related IT system conversion expense recorded in the second quarter of 2009.

FDIC insurance premiums increased approximately $286,000 or 210.3% to approximately $422,000 for the three months ended September 30, 2009, from approximately $136,000 during the same period in 2008.  FDIC insurance premiums increased $1.6 million or 446.7% to $1.9 million for the nine month period ended September 30, 2009, from approximately $347,000 during the same period in 2008.  In 2008 and 2009, the FDIC adopted rules that increased FDIC premiums significantly for all banks for assessment periods beginning in the first quarter of 2009. In addition, the FDIC instituted a special assessment for all banks for the second quarter of 2009. FDIC Deposit Insurance expense for the nine months ended September 30, 2009 includes approximately $673,000 for this special assessment, recorded in the second quarter of 2009. The increased premium as well as the special assessment will cause the Bank’s 2009 FDIC premiums and assessment expense to increase significantly over 2008.

Professional services expense increased $1.6 million to $2.0 million for the three month period ended September 30, 2009 from $449 thousand for the same period in 2008.  Professional services expense increased $3.6 million or 262.7% to $5.0 million for the nine month period ended September 30, 2009 from $1.4 million for the same period in 2008.  Approximately $1.0 million and $2.8 million of the increase in professional fees are due to increased legal, consulting and audit fees from the addition of AHB’s operations. The balance of the increase was due to increased legal, audit and consulting fees related to the integration of AHB, as well as other company initiatives.

Marketing expense increased approximately $166,000 or 97.1% to approximately $337,000 for the three month period ended September 30, 2009, from approximately $171,000 for the same period in 2008.  Marketing expense increased approximately $457,000 or 64.9% to $1.2 million for the nine month period ended September 30, 2009, from approximately $704,000 for the same period in 2008. The increases for the three and nine month periods were primarily due to the addition of AHB’s operations.

Total other non-interest expense increased approximately $820,000 or 74.3% to $1.9 million for the three-month period ended September 30, 2009, from $1.1 million for the same period in 2008.  Total other non-interest expense increased $2.5 million or 81.7% to $5.6 million for the nine month period ended September 30, 2009 from $3.1 million for the same period in 2008. Most of the increases are due to the addition of AHB’s operations.

INCOME TAXES

Income tax expense for the three months ended September 30, 2009 was a $5.0 million benefit compared to approximately $148,000 of expense for same period in 2008. Income tax expense was a $3.0 million benefit for the nine months ended September 30, 2009, compared to a $1.3 million expense for the same periods in 2008. Income tax expense is negative for the three and nine month periods in 2009 because of a net operating loss combined with the effect of permanent tax benefit items.

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

Liquidity Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion.  Liquidity management addresses the Corporation’s ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise.  Liquidity is managed on a daily basis enabling Management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions.  The primary sources of liquidity for the Corporation are funding available from the growth of the existing deposit base, new deposits, FHLB, Federal Reserve and cash flow from the investment and loan portfolios.  The Corporation considers funds from such sources to comprise its “core” funding sources because of the historical stability of such sources of funds.  Additional liquidity comes from the Corporation’s non-interest bearing demand deposit accounts and credit facilities.  Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table:

(Dollars in thousands)

	For the Nine Months Ended September 30, 2009		For the Year Ended December 31, 2008
	Average	Effective	Average	Effective
	Balance	Yield	Balance	Yield
DEPOSIT TYPE
NOW Accounts	$188,693	0.83%	$179,512	1.64%
Money Market	159,486	1.21%	117,393	2.46%
Statement Savings	41,026	0.58%	40,300	0.70%
Other Savings	1,844	0.97%	2,802	1.50%
Tiered Savings	46,062	1.09%	48,915	1.30%
Total NOW Savings, and Money Market	437,111	0.97%	388,922	1.75%

CDs Less than $100,000	290,260	2.64%	162,650	3.73%
CDs Greater than $100,000	138,685	2.84%	74,822	3.90%
Total CDs	428,945	2.71%	237,472	3.78%

Total Interest Bearing Deposits	866,056		626,394

Non-Interest Bearing
Demand Deposits	148,424		120,941

Total Deposits	$1,014,480		$747,335

The Bank maintains several credit facilities with the FHLB as well as the Federal Reserve and other Banking institutions.  During the three and nine month periods ended September 30, 2009, average FHLB advances and other borrowings were $202.9 million and $201.9 million, respectively, and consisted of term advances with a variety of maturities.  The average interest rate paid on these advances was 3.05% during the third quarter of 2009.  The Bank currently has a maximum borrowing capacity with FHLB of approximately $340.0 million.  FHLB advances are collateralized by a pledge on the Bank’s portfolio of unencumbered investment securities, certain mortgage loans, and a lien on the Bank’s FHLB stock. The Bank also has $245.9 million of borrowing capacity with the Federal Reserve. Federal Reserve borrowings are collateralized by a pledge on certain mortgage loans and a lien on the Bank’s Federal Reserve stock.

Interest Rate Sensitivity

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.  The Corporation’s net interest rate sensitivity gap within one year is a negative $289.3 million or 22.1% of total assets at September 30, 2009, compared with a negative $292.9 million or 22.5% of total assets at December 31, 2008.  The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins.  Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income under various interest rate forecasts and scenarios.  Management has set acceptable limits of risk within its Asset

Liability Committee (“ALCO”) policy and monitors the results of the simulations against these limits quarterly.  As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest rate sensitivity analysis as of September 30, 2009:

(Dollars in thousands)

		Two	Over
	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
ASSETS
Federal funds sold and overnight investments	$2,347	$—	$—	$—	$2,347
Investment securities	58,706	14,858	4,173	12,129	89,866
Interest bearing deposits in banks	1,497	—	—	—	1,497
Loans held for sale	187,521	—	—	—	187,521
Net loans and leases	396,012,	402,514	158,976	(23,434)	934,068
Cash and due from banks	—	—	—	19,107	19,107
Premises and equipment	—	—	—	23,142	23,142
Other assets	—	—	—	49,133	49,133
Total assets	$646,083	$417,372	$163,149	$80,077	$1,306,681

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$—	$—	$—	$153,299	$153,299
Interest bearing deposits	791,799	33,809	7,208	—	832,816
FHLB advances and other Borrowings	128,107	74,016	—	—	202,123
Subordinated debentures	15,465	—	5,330	—	20,795
Other liabilities	—	—	—	16,270	16,270
Capital	—	—	—	81,378	81,378
Total liabilities & capital	$935,371	$107,825	$12,538	$250,947	$1,306,681
Net interest rate sensitivity gap	$(289,288)	$309,547	$150,611	$(170,870)
Cumulative interest rate sensitivity gap	$(289,288)	$20,259	$150,611	$—
Cumulative interest rate sensitivity gap divided by total assets	(22.1)%	1.6%	13.1%

BRANCHING, TECHNOLOGY AND CAPITAL PROJECTS

During the first quarter of 2009, the Bank completed renovations on a new office building located at One North High Street in West Chester, PA. The building, along with and adjacent to our main branch and existing facility at Nine North High Street will serve as the Corporation’s headquarters.  During the first quarter of 2009, the Bank also opened a new grocery store branch in Jennersville, PA. Technological improvements, including enhanced security over customer information, a more proactive disaster recovery system and an improved infrastructure to support more internet banking products are also expected in the future. We are continuously looking for appropriate opportunities to expand our branch system and invest in technology to better serve our customers.

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies.  The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios.  At September 30, 2009, both the Corporation’s and the Bank’s capital exceeded all minimum regulatory requirements, and the Bank was considered “well capitalized” as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992. Subsequent to September 30, 2009, the OCC is requiring the Bank to increase its Tier 1 leverage capital ratio to not less than 8%, its Tier 1 risk-based capital ratio to not less than 10% and its total risk-based capital ratio to not less than 12% by December 31, 2009.

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

The Corporation’s trust preferred subsidiaries are deconsolidated in accordance with GAAP and the related securities qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited trust preferred securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Corporation. At September 30, 2009, the entire $20.8 million in trust preferred securities qualify as Tier 1.

	As of September 30,		As of December 31,	“Well Capitalized”
	2009	2008	2008	Requirements (1)
Corporation
Leverage Ratio	7.02%	8.66%	9.87%	N/A
Tier I Capital Ratio	8.96%	10.04%	9.14%	N/A
Total Risk-Based Capital Ratio	10.23%	11.10%	10.15%	N/A
Bank
Leverage Ratio	7.21%	8.03%	9.95%	5.00%
Tier I Capital Ratio	9.21%	9.31%	9.40%	6.00%
Total Risk-Based Capital Ratio	10.47%	10.38%	10.42%	10.00%

(1)   Subsequent to September 30, 2009, the OCC required the Bank to increase its Tier 1 leverage capital ratio to not less than 8%, its Tier 1 risk-based capital ratio to not less than 10% and its total risk-based capital ratio to not less than 12% by December 31, 2009.

REGULATORY MATTERS

On October 16, 2009, the Board of Directors of the Bank entered into an MOU with the OCC.  An MOU with regulatory authorities is an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Among other things, under the MOU, the Bank has agreed to address the following matters:

•      Develop a comprehensive three-year capital plan;

•      Take action to protect criticized assets and adopt and implement a program to eliminate the basis of criticism of such assets;

•      Establish an effective program that provides for early problem loan identification and a formal plan to proactively manage those assets;

•      Review the adequacy of the Bank’s information technology activities and Bank Secrecy Act compliance and approve written programs of policies and procedures to provide for compliance; and

•      Establish a Compliance Committee of the Board to monitor and coordinate the Bank’s adherence to the provisions of the MOU.

The Board of Directors and management have already initiated corrective actions to comply with the provisions of the MOU.

Subsequent to September 30, 2009, the OCC has also required the Bank to increase its Tier 1 leverage capital ratio to not less than 8%, its Tier 1 risk-based capital ratio to not less than 10% and its total risk-based capital ratio to not less than 12% by December 31, 2009.

The Company has also received notice from the Federal Reserve, the primary regulator of the Corporation, that the Federal Reserve must approve any dividends to be paid by the Corporation in advance of the declaration or payment of the dividend.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s assessment of its sensitivity to market risk since its presentation in the 2008 Annual Report. Please refer to Item 7A of the Corporation’s 2008 Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of Management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weakness in our internal control over financial reporting as described below, Management has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to  Management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Management has identified a material weakness in internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans.  The weakness caused a failure to accurately identify problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses.  We also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not.  The Corporation engaged a nationally recognized, third-party loan review advisor to carefully evaluate the Bank’s loan portfolio as well as recommend changes to the Credit Administration process.  This evaluation covered all of the Bank’s larger customers and resulted in an evaluation of more than 75% of the dollar value of the Bank’s commercial loan portfolio. As a result, the Bank increased the Allowance for Loan and Lease Losses to $23.4 million after completing its own analysis and receiving and incorporating the results of the third-party review.

Remediation of Material Weakness

In response to the material weakness identified, the following summarizes the activities and procedures that will be utilized to remediate the material weakness, including changes specifically made during the period covered by this report.

•      We have separated the Credit Administration function from the Lending function to segregate these duties and to improve internal controls.

•      We plan to add an experienced Credit Administration Senior Officer to improve our problem loan identification, loan risk grading effectiveness, credit administration effectiveness and to further segregate the loan approval process.

•      We are evaluating credit concentrations in the commercial real estate area and plan to limit growth in this area

•      We have developed a more effective process for estimating the allowance for loan and lease losses. The specific elements of improvement are:

•      The involvement of more experienced personnel, including the Chief Operating Officer and the Chief Credit Administration Officer in the accumulation of information and the development of the estimation of the periodic allowance for loan and lease losses. These individuals evaluate the reasonableness of loan grade factors, the appropriate allocated reserve amounts and individual loan impairment amounts as part of the process.

•      Timely monitoring of past due accounts and customer contacts (primarily by Credit Administration), which increases the early identification of loan grading differences and more timely identification of loans for impairment evaluation.

•      We will continue to utilize an Independent Loan Review Advisory firm to assist us in identifying, evaluating and risk grading our loans for the foreseeable future.

•      We continue to assess current lending and credit administration policies and procedures, and are revising them as necessary to develop and implement policies and procedures that will promote a culture of compliance and accountability.

The Board of Directors is actively monitoring these remediation efforts and may direct additional measures as deemed appropriate. We cannot be certain how long it will take to fully implement the remediation plan, whether the remediation plan will be effective to maintain adequate controls over our financial process and reporting in the future, or whether the remediation plan will be sufficient to address and eliminate the material weakness.

Except for the matters discussed above there were no changes in our internal control over financial reporting that occurred during, or subsequent to, the period covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control environment over financial reporting.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or any of its subsidiaries, is a party or of which any of their respective property is the subject.

Item 1A.                 Risk Factors

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.  There are no material changes in the risk factors relevant to our operations, except as discussed below.

We presently are subject to, and in the future may become subject to, regulatory enforcement actions that could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, various state regulators (for state chartered banks), the Federal Reserve (for bank holding companies), the Office of the Comptroller of the Currency (for national banks) and separately the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

In October 2009, the members of the Board of Directors of the Bank entered into an MOU with the OCC to address certain issues that arose in the Bank’s most recent regulatory examination. The issues required to be addressed by management include, among other matters, to improve our loan portfolio and credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, and strengthen enterprise risk management and Bank Secrecy Act practices. In November 2009, the OCC also required the Bank to increase its Tier 1 leverage capital ratio to not less than 8%, its Tier 1 risk-based capital ratio to not less than 10% and its total risk-based capital ratio to not less than 12% by December 31, 2009.

If we are unable to comply with the terms of the MOU, or if we are unable to comply with the terms of any future regulatory orders to which we may become subject, then we could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, prompt corrective actions and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition and the value of our common stock.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Both we and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. The OCC recently required that the Bank achieve a Tier 1 leverage capital ratio of not less than 8%, its Tier 1 risk-based capital ratio of not less than 10% and its total risk-based capital ratio of not less than 12% by December 31, 2009, which are higher than the stated minimum capital ratios. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements we may be subject to further enforcement actions pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.  These actions may materially and adversely affect our financial condition, liquidity and results of operations.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make distributions on our trust preferred securities, our ability to make acquisitions, our interest rates and our business, results of operation and financial conditions, generally.

We depend primarily on dividends from the Bank for cash revenues, but those dividends are subject to restrictions under the MOU and bank regulations.

Our ability to satisfy our obligations and pay cash dividends to our shareholders is primarily dependent on the earnings of and dividends from the Bank. However, payment of dividends by the Bank is limited by our MOU with the OCC and by dividend restrictions and capital requirements imposed by bank regulations. Under the MOU, the Bank is required to request supervisory approval to dividend any funds to us. We currently have $3.0 million of unsecured short-term borrowings which are due to be paid on November 20, 2009. In the event the Bank is not permitted by the OCC to dividend funds to us in connection with this debt repayment, we may be in default under the terms of the loans. More generally, in the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of September 30, 2009, as evidenced by a material weakness that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of newly identified material weakness in internal controls.

Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of  our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Quarterly Report on Form 10-Q, management’s assessment of our internal control over financial reporting identified a material weakness as discussed in Item 4. Controls and Procedures. A material weakness is a deficiency in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. See Item 4. Controls and Procedures of this Form 10-Q for remediation status of the material weakness identified. However, there can be no assurance that additional material weaknesses will not be identified in the future. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address internal control deficiencies or determine to modify certain of the remediation measures described herein. We will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced on November 16, 2007, a program to repurchase up to $10.0 million of the Corporation’s Common Stock. This program expires in November 2009. This program replaced a previous program that expired in October 2007. No purchases have been made under the program during the three months ended September 30, 2009.

There were no sales by the Corporation of unregistered securities during the three months ended September 30, 2009.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Special Meeting of Shareholders of the Corporation was held on September 1, 2009 (the “Meeting”).  Notice of the Meeting was mailed to shareholders of record on or about August 6, 2009, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

There were two matters submitted to a vote of shareholders at the meeting.

1.     To amend the Corporation’s By-Laws to permit the issuance of uncertificated shares (“Proposal One”)

2.     To amend the Corporation’s Articles of Incorporation and By-Laws to permit the Board of Directors the flexibility, if needed, to amend the By-Laws (“Proposal Two”).

There was no solicitation in opposition to either of the matters submitted to vote.  Both of the matters were passed.  The number of votes cast for or against as well as the number of abstentions for each of the matters were as follows:

Nominee	For	Against	Abstain

Proposal One	4,655,462	170,115	33,136

Proposal Two	3,958,263	867,973	32,475

There was no other business that came before the meeting or matters incident to the conduct of the Meeting.

Item 5.         Other Information

The Bank is currently undergoing a restructuring, which includes the previously announced appointment of John A. Featherman, III as President, James M. Deitch as Chief Operating Officer and Sheryl S. Vittitoe as Chief Financial Officer. The restructuring will also include the termination of certain Bank employees, including employees from its AHB Division by yearend. The Bank expects to incur a charge of approximately $1.0 million in the fourth quarter for severance liability connected with this restructuring. The Bank also intends to reorganize its two current divisions into four divisions: Commercial, Consumer, Wealth Management and Administration. The Bank is closing three branches as part of the restructuring; the Bank expects to incur a charge of approximately $1.1 million in the fourth quarter related to branch closure expenses, including estimated lease liabilities and write-off of certain leasehold improvements and fixed assets related to the branch closures. The Bank is also closing 13 mortgage loan production offices related to Vision Mortgage Division of AHB related to the restructuring, and will close an additional six mortgage loan production offices operated as AHB production branches. The Bank will incur approximately $60,000 in charges related to severance, lease obligations and the write off of leasehold improvements, and fixed assets related to such closures.

The Corporation borrowed an aggregate principal amount of $4.0 million during the second and third quarters of 2009 on an unsecured, short-term basis from two shareholders, with interest payable in each case at 12% per annum. On October 20, 2009, the Corporation received a demand for payment of $3.0 million principal amount of such borrowings in accordance with terms of the loans, with the demand payable on November 20, 2009. The other $1.0 million principal amount of unsecured loan originally matured on November 24, 2009, but has been extended by the lender to May 24, 2010. The Corporation is currently attempting to negotiate to extend the maturity of the $3 million due on November 20, 2009. If the Corporation is unable to extend the loans, the Bank may need to dividend to the Corporation some or all of such funds. Under its informal MOU with the OCC, the Bank is required to obtain supervisory approval to dividend any funds to the Corporation. Any such dividend to the Corporation will directly affect the Bank’s capital and in turn, its fourth quarter regulatory capital ratios.

Item 6.         Exhibits

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004.)
3.2	Amendment to the Articles of Incorporation (incorporation herein by reference to Exhibit 3.2 to the Corporation’s Form 8-A, filed October 22, 2009.)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.3 to the Corporation’s Form 8-A, filed October 22, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CHESTER COUNTY CORPORATION

November 13, 2009	/s/ John A. Featherman, III
John A. Featherman, III
Chairman, Chief Executive Officer & President

November 13, 2009	/s/ Sheryl S. Vittitoe
Sheryl S. Vittitoe
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004.)
3.2	Amendment to the Articles of Incorporation (incorporation herein by reference to Exhibit 3.2 to the Corporation’s Form 8-A, filed October 22, 2009.)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.3 to the Corporation’s Form 8-A, filed October 22, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.