Form 10-Q/A
period 2009-03-31
FIRST CHESTER COUNTY CORP
filed 2010-07-27
CIK 744126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

First Chester County Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report for the quarter ended March 31, 2009 (this “Amendment”) to amend and restate the Corporation’s unaudited consolidated financial statements as of and for the three months ended March 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009 (the “Original Filing”).

Subsequent to the year ended December 31, 2009, management identified a material weakness in internal controls related to the Corporation’s process to review the valuation of Mortgage Loans Held for Sale.  Mortgage Loans Held for Sale represent mortgage loans originated by the Corporation and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by the Corporation, the mortgage loan is typically warehoused for a period of time and then sold into the secondary market. While in this warehouse phase, mortgage loans held for sale are recorded at fair value under the fair value option with changes in fair value recognized through earnings.  An error was identified in the Corporation’s process to properly identify a certain population of loans held for sale prior to sending the loan details to the Corporation’s third party valuation firm.  As such, the Corporation erroneously excluded from the population to be fair valued, loans which were identified for sale but for which the Corporation was awaiting the consideration from the counterparty to complete the sales transaction.  These particular loans were correctly classified as loans held for sale on the Consolidated Balance Sheet at March 31, 2009; however these loans were not reflected at their fair value in the Consolidated Balance Sheet and the related unrealized gains (losses) within the Statement of Operations for the three months ended March 31, 2009. This error resulted in an understatement in the carrying amount of Mortgage Loans Held for Sale at March 31, 2009 as well as an understatement of net income for the three months ended March 31, 2009.  As a result of the material weakness, the Corporation increased Mortgage Loans Held for Sale and net gains from mortgage banking activities $1.2 million at and for the quarter ended March 31, 2009.

As of the date of this Amendment, management is continuing their ongoing efforts to correct, revise and test the processes surrounding the material weakness described above.  Additional changes will be implemented as determined necessary.

The decision to restate the financial statements for the three months ended March 31, 2009 was approved by the Corporation’s Board of Directors on March 18, 2010.

The information in this Amendment has been updated to give effect to the restatement.  The Corporation has not modified nor updated the information in the Original Filing, except as necessary to reflect the effects of the restatement described above.  This Amendment continues to speak as of the dates described herein, and the Corporation has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to such dates.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Corporation’s subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

Based on the foregoing, only the following items have been amended:

•                  Part I — Financial Information:

•                  Item 1 — Financial Statements

•                  Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Item 3 — Quantitative and Qualitative Disclosures About Market Risk

•                  Item 4 — Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the initial Form 10-Q in its entirety, although the Corporation is only amending those portions affected by the restatement described above.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new, currently-dated certifications of our principal executive officer and principal financial officer are filed herewith.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	March 31, 2009	December 31, 2008
	(Unaudited — Restated)
ASSETS
Cash and due from banks	$15,020	$24,939
Federal funds sold and other overnight investments	2,501	4,884
Interest bearing deposits	37,722	65,327
Total cash and cash equivalents	55,243	95,150

Investment securities available-for-sale, at fair value	99,779	114,584

Mortgage loans held for sale, at fair value	187,411	90,940

Loans and leases	940,131	940,083
Less: allowance for possible loan and lease losses	(11,263)	(10,335)
Net loans and leases	928,868	929,748

Premises and equipment, net	23,664	22,076
Net deferred tax asset	8,407	8,585
Due from mortgage investors	—	9,036
Bank owned life insurance	1,411	1,398
Goodwill	7,506	5,906
Other assets	23,958	22,755
Total assets	$1,336,247	$1,300,178
LIABILITIES
Deposits
Non-interest-bearing	$147,276	$146,248
Interest-bearing (including certificates of deposit over $100 of $115,073 and $100,018 at March 31, 2009 and December 31, 2008, respectively)	902,047	868,944
Total deposits	1,049,323	1,015,192
Federal Home Loan Bank advances and other borrowings	164,998	171,170
Subordinated debentures	15,465	15,465
Other liabilities	18,712	13,034
Total liabilities	1,248,498	1,214,861

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; Outstanding, 6,331,975 at March 31, 2009 and December 31, 2008	6,332	6,332
Additional paid-in capital	24,596	24,708
Retained earnings	60,584	57,899
Accumulated other comprehensive loss	(3,696)	(3,292)
Treasury stock, at cost: 83,407 shares and 92,931 shares at March 31, 2009 and December 31, 2008, respectively	(1,597)	(1,815)
Total First Chester County Corporation stockholders’ equity	86,219	83,832
Non-controlling interest	1,530	1,485
Total stockholders’ equity	87,749	85,317

Total liabilities and stockholders’ equity	$1,336,247	$1,300,178

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands - except per share)	2009	2008
	(Restated)
INTEREST INCOME
Loans and leases, including fees	$13,205	$12,389
Mortgage loans held for sale	1,844	7
Investment securities	1,230	1,230
Federal funds sold and deposits in banks	28	451
Total interest income	16,307	14,077
INTEREST EXPENSE
Deposits	4,471	4,497
Subordinated debt	174	259
Federal Home Loan Bank and other borrowings	1,536	1,443
Total interest expense	6,181	6,199

Net interest income	10,126	7,878
Provision for loan and lease losses	1,387	211
Net interest income after provision for loan and lease losses	8,739	7,667

NON-INTEREST INCOME
Wealth management and advisory services	918	995
Service charges on deposit accounts	632	553
Net gains (losses) on sales of investment securities	(88)	262
Operating lease rental income	340	310
Net gains on the sale of fixed assets and OREO	46	45
Loan fees and other	996	91
Net gain from mortgage banking activities	12,007	69
Bank-owned life insurance	13	65
Other	493	468
Total non-interest income	15,357	2,858

NON-INTEREST EXPENSE
Salaries and employee benefits	12,164	4,798
Occupancy, equipment and data processing	2,776	1,438
Depreciation expense on operating leases	280	255
FDIC deposit insurance	413	94
Bank shares tax	234	192
Professional services	1,246	424
Marketing	258	197
Other	1,711	1,050
Total non-interest expense	19,082	8,448
Income before income taxes	5,014	2,077
INCOME TAXES	1,526	557
NET INCOME	$3,488	$1,520
Less: Net income attributable to the non-controlling interest	(168)	—
Net income attributable to First Chester County Corporation	$3,320	$1,520

PER SHARE DATA
Net income per share (Basic)	$0.53	$0.29
Net income per share (Diluted)	$0.53	$0.29
Dividends declared	$0.140	$0.140

Basic weighted average shares outstanding	6,242,252	5,176,512

Diluted weighted average shares outstanding	6,242,252	5,203,441

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
	(Restated)
OPERATING ACTIVITIES
Net income	$3,488	$1,520
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	904	593
Provision for loan and lease losses	1,387	211
Amortization of investment security premiums and accretion of discounts, net	78	65
Amortization of deferred loan fees	28	(48)
(Gains) losses on sales of investment securities, net	88	(262)
Gains from sales of assets	—	(45)
Net gain from mortgage banking activities	(12,007)	(69)
Proceeds from the sale of mortgage loans held for sale	527,417	4,707
Origination of mortgage loans held for sale	(602,845)	(5,000)
Net cash paid for the settlement of derivative contracts	(981)	—
Stock-based compensation expense	41	46
(Increase) decrease in other assets	(1,210)	(3,614)
Increase (decrease) in other liabilities	4,804	1,366

Net cash used in operating activities	$(78,808)	$(530)

INVESTING ACTIVITIES
Net increase in loans	(535)	(6,873)
Proceeds from sales of investment securities available-for-sale	11,807	11,675
Proceeds from maturities of investment securities available-for-sale	2,952	6,816
Purchases of investment securities available-for-sale	(731)	(30,841)
Purchase of BOLI (Bank Owned Life Insurance)	—	(10,000)
Purchase of premises and equipment	(2,493)	(1,582)
Proceeds from the sale of fixed assets	—	48

Net cash provided by (used in) investing activities	$11,000	$(30,757)

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	(123)
Decrease in short term Federal Home Loan Bank and other short term borrowings	(1,000)	—
Increase in long term Federal Home Loan Bank borrowings	15,000	37,000
Repayment of long term Federal Home Loan Bank borrowings	(20,172)	(16)
Net increase in deposits	34,131	52,426
Cash dividends paid	—	(726)
Net increase (decrease) in treasury stock transactions	65	(44)

Net cash provided by financing activities	27,901	88,640

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,907)	57,353

Cash and cash equivalents at beginning of period	95,150	53,360

Cash and cash equivalents at end of period	$55,243	$110,713

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income

Balance January 1, 2008	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	—	$67,979

Net income				1,520				1,520	$1,520
Cash dividends declared				(726)				(726)
Other comprehensive income
Net unrealized losses on investment securities available-for-sale					179			179	179
Treasury stock transactions			(759)			715		(44)
Total comprehensive income									$1,699

Balance March 31, 2008	5,279,815	$5,280	$10,354	$56,141	$(1,028)	$(1,839)	—	$68,908

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	1,485	$85,317

Cumulative effect adjustment under FASB No. 156				240				240
Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest							(123)	(123)
Net income (restated)				3,320			168	3,488	3,488
Cash dividends declared				(875)				(875)
Other comprehensive income
Net unrealized gains on investment securities available-for-sale					(404)			(404)	(404)
Treasury stock transactions			(153)			218		65
Stock based compensation			41					41
Total comprehensive income (restated)									$3,084

Balance March 31, 2009 (restated)	6,331,975	$6,332	$24,596	$60,584	$(3,696)	$(1,597)	1,530	$87,749

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              BASIS OF PRESENTATION, AS RESTATED

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

Restatement of Previously Issued Financial Statements

During the preparation of our consolidated financial statements for the year ended December 31, 2009, the Corporation determined that certain mortgage loans held for sale were excluded from the mark-to-market process.  This has resulted in a material understatement of net income for the quarterly period ended March 31, 2009.

The Corporation identified this error in its accounting for the fair value adjustment to its loans held for sale portfolio (primarily the residential loan portfolio), resulting in an adjustment to net income for the three months ending March 31, 2009.  The Corporation erroneously excluded from the population to be fair valued, certain loans which were identified for sale to a third party but for which the Corporation was awaiting the final approval and agreement from the counterparty to complete the transaction.  The Corporation’s policy is to continue to record the loans in this portfolio-segment as loans held for sale until the criteria for a sale is met and to record loans held for sale at fair value under the fair value option.

As a result of this error, the Corporation’s Board of Directors, in consultation with management and its Audit Committee, determined that the financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, could no longer be relied upon. Accordingly, we have restated our unaudited consolidated financial statements as of and for the three months ended March 31, 2009 to record an adjustment for the correction of this error.  As a result of the restatement, the following financial statement line items were adjusted (dollars in thousands, except per share amounts):

	March 31, 2009
	As Reported	Adjustment	As Restated
Statement of Financial Condition
Assets
Mortgage loans held for sale	186,249	1,162	187,411
Net deferred tax asset	8,802	(395)	8,407
Total Assets	1,335,480	767	1,336,247

Liabilities and Stockholders’ Equity
Retained earnings	59,817	767	60,584
Total First Chester County Corporation Stockholders’ equity	85,452	767	86,219
Total stockholders’ equity	86,982	767	87,749
Total liabilities and stockholders’ equity	1,335,480	767	1,336,247

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31, 2009
	As Reported	Adjustment	As Restated
Statement of Income

Net gains from mortgage banking activities	10,845	1,162	12,007
Total non-interest income	14,195	1,162	15,357
Income before income taxes and cumulative effect of change in accounting for income taxes	3,852	1,162	5,014
Income Taxes	1,131	395	1,526
Net Income	2,721	767	3,488
Net income attributable to First Chester County Corporation	2,553	767	3,320
Net Income per share (Basic)	0.41	0.12	0.53
Net Income per share (Diluted)	0.41	0.12	0.53

	Three Months Ended March 31, 2009
	As Reported	Adjustment	As Restated
Statement of Cash Flows

Net Income	2,721	767	3,488
Net gain from mortgage banking activities	(10,845)	(1,162)	(12,007)
Increase in other assets (DTA)	(1,605)	395	(1,210)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.              EARNINGS PER SHARE, AS RESTATED

Three Months ended March 31, 2009

	Income
	(thousands)		Per Share
	(numerator)	Shares	Amount
	(Restated)	(denominator)	(Restated)
Basic earnings per share
Net income available to common stockholders	$3,320	6,242,252	$0.53
Effect of Dilutive Securities
Options to purchase common stock	—	—	—
Diluted earnings per share
Net income available to common stockholders	$3,320	6,242,252	$0.53

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

5.              COMPREHENSIVE INCOME, AS RESTATED

Components of comprehensive income are presented in the following chart:

	Three Months Ended March 31,
	2009 (Restated)	2008
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$(523)	$10
Reclassification adjustment	(88)	262
Net unrealized gains (losses)	(611)	272
Other comprehensive income before taxes	(611)	272
Income tax benefit (expense)	207	(93)
Other comprehensive income (loss)	(404)	179
Net income	3,488	1,520
Comprehensive income	3,084	1,699
Comprehensive income attributable to non-controlling interest	(168)	—
Total comprehensive income attributable to First Chester County Corp.	$2,916	$1,699

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

8.              SEGMENT REPORTING, AS RESTATED

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of and for the three months ended March 31, 2009
(Dollars in thousands)	Community Banking Segment	Mortgage Banking Segment (Restated)	Consolidated Segment (Restated)
Total assets	$1,087,350	$248,897	$1,336,247

Net interest income	$8,276	$1,850	$10,126

Total non-interest income	$2,453	$12,904	$15,357
Total non-interest expense	$8,939	$10,143	$19,082

Net Income	$719	$2,601	$3,320

	As of and for the three months ended March 31, 2008
	Community Banking	Mortgage Banking	Consolidated
(Dollars in thousands)	Segment	Segment	Segment

Total assets	$1,006,441	$—	$1,006,441

Net interest income	$7,878	$—	$7,878

Total non-interest income	$2,858	$—	$2,858
Total non-interest expense	$8,448	$—	$8,448

Net Income	$1,520	$—	$1,520

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

10.       FAIR MARKET VALUE, AS RESTATED

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The table below presents the balance of assets and liabilities at March 31, 2009, measured at fair value on a recurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	Total
		(Restated)		(Restated)
Assets
Investment securities available for sale	$1,206	$98,573	$—	$99,779
Loans held for sale	—	187,411	—	187,411
Mortgage servicing rights	—	—	421	421
Interest rate lock commitments	—	—	873	873
Liabilities
Mandatory forward sales commitments	$—	$682	$—	$682

The aggregate unpaid principal balance of mortgage loans held for sale is $183.2 million.

The table below presents the balance of assets and liabilities at March 31, 2009, measured at fair value on a nonrecurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$—	$—	$18,927	$18,927

OREO	—	—	2,142	2,142

The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

EARNINGS AND DIVIDEND SUMMARY

The Corporation completed its acquisition of American Home Bank on December 31, 2008, and, accordingly, the December 31, 2008 and the March 31, 2009 consolidated balance sheets reflect the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated income statement for the three months ended March 31, 2009 include the results of operations from AHB; however, the consolidated income statement for the three months ended March 31, 2008 does not include the results of AHB.

Net income for the three months ended March 31, 2009 was $3.32 million, an increase of $1.8 million or 118.4% from $1.5 million for the same period in 2008.  Diluted earnings per share for the three months ended March 31, 2009 and 2008 were $0.53 and $0.29, respectively.  Basic earnings per share for the three months ended March 31, 2009 and 2008 were also $0.53 and $0.29 respectively.  Cash dividends declared during the three month period ended March 31, 2009 and 2008 were $0.14 and $0.14, respectively.

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
	(Restated)
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

The tables below summarize the performance of each of the operating segments:

	As of and for the three months ended March 31, 2009
	Community Banking	Mortgage Banking
(Dollars in thousands)	Segment	Segment	Consolidated
		(Restated)	(Restated)
Total assets	$1,087,350	$248,897	$1,336,247

Net interest income	8,276	1,850	10,126

Total non-interest income	2,453	12,904	15,357
Total non-interest expense	8,939	10,143	19,082

Net Income	719	2,601	3,320

	As of and for the three months ended March 31, 2008
	Community Banking	Mortgage Banking
(Dollars in thousands)	Segment	Segment	Consolidated

Total assets	$1,006,441	$—	$1,006,441

Net interest income	7,878	—	7,878

Total non-interest income	2,858	—	2,858
Total non-interest expense	8,448	—	8,448

Net Income	1,520		1,520

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

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

THREE MONTHS ENDED MARCH 31,

	2009			2008
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$26,516	$28	0.43%	$49,482	$451	3.67%
Investment securities:
Taxable	101,900	1,152	4.59%	92,698	1,116	4.84%
Tax-exempt (1)	9,606	114	4.79%	13,678	164	4.81%
Total investment securities	111,506	1,266	4.61%	106,376	1,280	4.84%

Loans held for sale	151,157	1,844	4.95%	607	7	4.64%

Loans and leases: (2)
Taxable	919,111	12,950	5.71%	728,464	12,151	6.71%
Tax-exempt (1)	20,737	375	1.81%	19,572	348	7.15%
Total loans and leases	939,848	13,325	5.75%	748,036	12,499	6.72%

Total interest-earning assets	1,229,027	16,463	5.43%	904,501	14,237	6.33%
Non-interest-earning assets
Allowance for loan and lease losses	(10,569)			(7,884)
Cash and due from banks	27,952			21,148
Other assets	61,187			35,014

Total assets	$1,307,597			$952,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings, NOW, and money market deposits	$424,994	$1,205	1.15%	$373,498	$2,035	2.19%
Certificates of deposit and other time	447,521	3,266	2.96%	221,127	2,462	4.48%
Total interest-bearing deposits	872,515	4,471	2.08%	594,625	4,497	3.04%
Subordinated debt	15,465	174	4.55%	15,465	259	6.74%
Federal Home Loan Bank advances and other borrowings	174,200	1,536	3.58%	146,564	1,443	3.96%
Total interest-bearing liabilities	1,062,180	6,181	2.36%	756,654	6,199	3.30%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	144,060			116,481
Other liabilities	14,393			10,530
Total liabilities	1,220,633			883,665
Stockholders’ equity	86,964			69,114
Total liabilities and stockholders’ equity	$1,307,597			$952,779

Net interest income		$10,282			$8,038
Net yield on interest-earning assets			3.39%			3.57%

(1)          The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2009 and 2008.

(2)                  Non-accruing loans are included in the average balance.

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income on a tax equivalent basis for the three-month period ended March 31, 2009 was $10.3 million, an increase of 27.9 % from $8.0 million for the same period in 2008.  The net yield on interest-earning assets, on a tax-equivalent basis, was 3.39% for the three-month period ended March 31, 2009, compared to 3.57% for the same period in 2008, a decrease of 18 basis points (one basis point is equal to 1/100 of a percent).

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

On a tax equivalent basis, interest income on investment securities decreased by 1.0% or $14 thousand to $1.27 million for the three-month period ended March 31, 2009 from $1.28 million for the same period in 2008.  The decrease was the result of a 23 basis point decrease in the yield earned on investment securities, offset partially by a $5.1 million increase in average total investment security balances.

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

Interest expense on FHLB and other borrowings increased by $93 thousand or 6.4% to $1.5 million for the three-month period ended March 31, 2009 from $1.4 million for the same period in 2008.  Average balances of these funding sources increased by 18.9% or $27.6 million between the two periods. The increase in average FHLB and other borrowings was primarily due to the American Home Bank acquisition. $36.6 million of FHLB and other borrowings balances were acquired at December 31, 2008 through the acquisition. The average rate paid on these borrowings was 3.58% in the first quarter of 2009, a decrease of 38 basis points from 3.96% during the same period in 2008. FHLB and other borrowings have been a favorable alternative to deposits to support asset growth.

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

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$10,335	$7,817

Provision charged to operating expense	1,387	211

Recoveries of loans previously charged-off	145	100
Loans charged-off	(442)	(159)
Net loan (charge-offs) recoveries	(297)	(59)

Allowance other adjustment (1)	(162)	(39)
Balance at end of period	$11,263	$7,930

Period-end loans outstanding	$940,131	$750,625
Average loans outstanding	$939,848	$748,036

Allowance for loan and lease losses as a percentage of period-end loans outstanding	1.20%	1.06%
Net charge-offs (recoveries) to average loans Outstanding	-0.03%	0.01%

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

The following chart represents detailed information regarding non-performing loans and leases and OREO:

	March 31,		December 31,
(Dollars in thousands)	2009	2008	2008

Past due over 90 days and still accruing	$46	$261	$870
Non-accrual loans and leases (1)	20,757	1,555	10,514
Total non-performing loans and leases	20,803	1,816	11,384

Other real estate owned	2,142	441	1,872
Total non-performing assets	$22,945	$2,257	$13,256

Non-performing loans and leases as a percentage of total loans and leases	2.21%	0.24%	1.21%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	54.14%	436.69%	90.78%

Non-performing assets as a percentage of total loans and other real estate owned	2.44%	0.30%	1.41%

Allowance for loan and lease losses as a percentage of non-performing assets	49.09%	351.36%	77.96%

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

The following charts present additional information about impaired loans and lease balances as of March 31, 2009 and December 31, 2008:

March 31, 2009

			Number of	Specific
	Loans by	Impaired	impaired	reserve
(Dollars in thousands)	Type	by type	loans	on impaired

Commercial loans	$332,515	$6,057	22	$248
Real estate — commercial	285,662	2,239	2	253
Real estate — commercial construction	69,051	4,387	4	684
Real estate — residential	83,940	4,580	15	380
Real estate — residential construction	39,265	1,307	5	76
Consumer loans	126,353	1,909	33	189
Lease financing receivables	3,345	278	7	—

Totals	$940,131	$20,757	88	$1,830

December 31, 2008

			Number of	Allocable
	Loans by	Impaired	impaired	allowance
(Dollars in thousands)	type	by type	loans	on impaired

Commercial loans	$327,472	$3,632	20	$285
Real estate — commercial	280,549	1,650	2	126
Real estate — commercial construction	69,057	—	—	—
Real estate — residential	87,413	3,876	13	350
Real estate — residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,514	69	$856

NON-INTEREST INCOME, AS RESTATED

Total non-interest income increased $12.5 million to $15.4 million for the three months ended March 31, 2009, compared to $2.9 million for the same period in 2008. The various components of non-interest income are discussed below.

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

The Corporation has operating lease agreements with one customer.  The income on these leases is classified as “Rental Income”.  Rental Income on operating lease agreements for the three-month period ended March 31, 2009 was $340 thousand, an increase of $30 thousand or 9.7% from $310 thousand during the same period in 2008.

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

INCOME TAXES, AS RESTATED

Income tax expense for the three-month period ended March 31, 2009 was $1.5 million, compared to $557 thousand for the same period in 2008.  This represents an effective tax rate of 30.4 for the three-month period ended March 31, 2009 compared with 26.8% for the same periods in 2008.  The higher effective tax rates in 2009 as compared with 2008 is primarily due to a decrease in permanent differences as a relative percentage of pretax income.

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

	For the Three Months Ended		For the Year Ended
	March 31, 2009		December 31, 2008
(Dollars in thousands)	Average	Effective	Average	Effective
DEPOSIT TYPE	Balance	Yield	Balance	Yield
NOW Accounts	$185,027	1.01%	$179,512	1.64%
Money Market	152,665	1.47%	117,393	2.46%
Statement Savings	41,485	0.60%	40,300	0.70%
Other Savings	1,787	1.08%	2,802	1.50%
Tiered Savings	44,030	1.18%	48,915	1.30%
Total NOW Savings, and Money Market	424,994	1.15%	388,922	1.75%

CDs Less than $100,000	338,082	2.96%	162,650	3.73%
CDs Greater than $100,000	109,439	2.95%	74,822	3.90%
Total CDs	447,521	2.96%	237,472	3.78%

Total Interest Bearing Deposits	872,515		626,394

Non-Interest Bearing Demand Deposits	144,060		120,941

Total Deposits	$1,016,574		$747,335

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

		Two	Over
	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Federal funds sold and overnight investments	$2,501	$0	$0	$0	$2,501
Investment securities	22,584	47,236	29,959	0	99,779
Interest bearing deposits in banks	37,722	0	0	0	37,722
Loans held for sale	187,411	0	0	0	187,411
Net loans and leases	429,014	406,245	104,872	(11,263)	928,868
Cash and due from banks	0	0	0	15,020	15,020
Premises and equipment	0	0	0	23,664	23,664
Other assets	14	0	0	41,268	41,282
Total assets	$679,246	$453,481	$134,831	$68,689	$1,336,247

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$0	$0	$0	$147,276	$147,276
Interest bearing deposits	867,765	27,294	6,988	0	902,047
FHLB advances and other borrowings	67,794	93,518	3,686	0	164,998
Subordinated debentures	15,465	0	0	0	15,465
Other liabilities	1,000	0	17,712	0	18,712
Capital	0	0	0	87,749	87,749
Total liabilities & capital	$952,024	$120,812	$28,386	$235,025	$1,336,247
Net interest rate sensitivity gap	$(272,778)	$332,669	$106,445	$(166,336)
Cumulative interest rate sensitivity gap	$(272,778)	$59,891	$166,336	$0
Cumulative interest rate sensitivity gap divided by total assets	(20.4)%	4.5%	12.4%

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

	As of March 31,
	2009		As of December 31,	“Well Capitalized”
	(Restated)	2008	2008	Requirements
Corporation
Leverage Ratio	7.49%	8.87%	9.87%	N/A
Tier I Capital Ratio	9.36%	10.35%	9.14%	N/A
Total Risk-Based Capital Ratio	10.50%	11.39%	10.15%	N/A
Bank
Leverage Ratio	7.64%	8.25%	9.95%	5.00%
Tier I Capital Ratio	9.66%	9.64%	9.40%	6.00%
Total Risk-Based Capital Ratio	10.80%	10.69%	10.42%	10.00%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weakness in our internal control over financial reporting as described below, management has concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

Subsequent to the year ended December 31, 2009, management identified a material weakness in internal controls related to the Corporation’s process to review the valuation of mortgage loans held for sale.  Mortgage loans held for sale represent mortgage loans originated by the Corporation and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by the Corporation, the mortgage loan is typically warehoused for a period of time and then sold into the secondary market. While in this warehouse phase, mortgage loans held for sale are recorded at fair value under the fair value option with changes in fair value recognized through earnings.  An error was identified in the Corporation’s process to properly identify a certain population of loans held for sale prior to sending the loan details to the Corporation’s third party valuation firm.  As such, the Corporation erroneously excluded from the population to be fair valued, loans which were identified for sale but for which the Corporation was awaiting the consideration from the counterparty to complete the sales transaction.  These particular loans were correctly classified as loans held for sale on the Consolidated Balance Sheet at March 31, 2009; however these loans were not reflected at their fair value in the Consolidated Balance Sheet and the related unrealized gains (losses) within the Statement of Operations for the three months ended March 31, 2009. This error resulted in an understatement in the carrying amount of loans held for sale at March 31, 2009, as well as an understatement net income for the three months ended March 31, 2009.  As a result of the material weakness, the Corporation increased loans held for sale and net gains from mortgage banking activities $1.2 million at and for the quarter ended March 31, 2009.

Remediation of Material Weakness

Subsequent to the year ended December 31, 2009, and immediately following management’s identification of the material weakness surrounding the mark-to-market accounting of Mortgage Loans Held for Sale, management enhanced an existing process that will ensure the portfolio of Mortgage Loans Held for Sale is complete prior to delivery to the third party valuation firm.  At each month-end a reconciliation is performed to ensure the loans held for sale included in the file sent to the third party valuation firm reconciles to the Corporation’s internal subledger.  This internal subledger of loans held for sale is reconciled to the Corporation’s general ledger.  These reconciliations are reviewed by management monthly to ensure timely completion and that reconciling items, if any are appropriately addressed.

As of the date of this Amendment, management is continuing their ongoing efforts to correct, revise and test the processes surrounding the material weaknesses described above.  Additional changes will be implemented as determined necessary.

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of March 31, 2009, as evidenced by a material weakness that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of newly identified material weakness in internal controls.

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

10.1        Amended and Restated Exhibit B, Annual Incentive Plan, to Executive Incentive Plan dated May 4, 2009.  (CP)  Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.2        Amended and Restated Exhibit C, Long Term Incentive Plan, to Executive Incentive Plan dated May 4, 2009.  (CP)  Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, , is incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3        Agreement by and among the Corporation, the Bank, James M. Deitch and Anna Ruth Smith dated May 5, 2009 to Finalize the AHB Management Incentive Plan, , is incorporated herein by reference to Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. (CP)

31.1         Rule 13a-14(a) Certification of Chief Executive Officer and President*

31.2         Rule 13a-14(a) Certification of Chief Financial Officer*

32.1         Section 906 Certification of the Chief Executive Officer and President*

32.2         Section 906 Certification of the Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 2010.

FIRST CHESTER COUNTY CORPORATION

/s/ John A. Featherman
John A. Featherman, III
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eric A. Segal
Eric A. Segal
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

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

10.1        Amended and Restated Exhibit B, Annual Incentive Plan, to Executive Incentive Plan dated May 4, 2009.  (CP)  Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.2        Amended and Restated Exhibit C, Long Term Incentive Plan, to Executive Incentive Plan dated May 4, 2009.  (CP)  Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, , is incorporated herein by reference to Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3        Agreement by and among the Corporation, the Bank, James M. Deitch and Anna Ruth Smith dated May 5, 2009 to Finalize the AHB Management Incentive Plan, , is incorporated herein by reference to Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. (CP)

31.1         Rule 13a-14(a) Certification of Chief Executive Officer and President*

31.2         Rule 13a-14(a) Certification of Chief Financial Officer*

32.1         Section 906 Certification of the Chief Executive Officer and President*

32.2         Section 906 Certification of the Chief Financial Officer*

* Filed herewith