Form 10-Q/A
period 2009-06-30
FIRST CHESTER COUNTY CORP
filed 2010-07-27
CIK 744126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(Do not check if a smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of Common Stock of the Registrant as of August 10, 2009 was 6,306,877.

EXPLANATORY NOTE

First Chester County Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report for the quarter ended June 30, 2009 to amend and restate the Corporation’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2009 (the “Original Filing”).

As initially reported in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, management identified a material weakness in its internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans.  The Bank’s policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses and the Provision for Loan and Lease Losses during the second quarter ending June 30, 2009.  Management also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not. The Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses were increased from amounts previously reported due to this weakness.

Management concluded that the Allowance for Loan and Lease Losses and the Provision for Loans and Lease Losses as of and for the three and six months ended June 30, 2009 should be increased by $3.5 million.  The increases over the amounts reported in the Original Filing can be attributed primarily to $6.2 million of commercial real estate loans to one customer for which the original loan terms have been modified due to the borrower’s financial difficulties.  As of June 30, 2009, management has evaluated these loans for impairment and has allocated a specific reserve of $2.6 million to these loans at June 30, 2009 through an increase in the provision for loan and lease losses. The remaining increase in the Provision for Loan and Lease Losses and the Allowance for Loan and Lease Losses is attributable to two commercial real estate loans where current appraisals existed prior to the Original Filing but were not utilized in the quantification of the specific reserve for the previously identified impaired loans.

Subsequent to the year ended December 31, 2009, management also identified a material weakness in its internal controls related to the Corporation’s process to review the valuation of mortgage loans held for sale.  Mortgage loans held for sale represent mortgage loans originated by the Corporation and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by the Corporation, the mortgage loan is typically warehoused for a period of time and then sold into the secondary market. While in this warehouse phase, mortgage loans held for sale are recorded at fair value under the fair value option with changes in fair value recognized through earnings.  An error was identified in the Corporation’s process to properly identify a certain population of loans held for sale prior to sending the loan details to the Corporation’s third party valuation firm.  As such, the Corporation erroneously excluded from the population to be fair valued, loans which were identified for sale but for which the Corporation was awaiting the consideration from the counterparty to complete the sales transaction.   These particular loans were correctly classified as loans held for sale on the Consolidated Balance Sheet at June 30, 2009; however the unrealized gains(losses) associated with these loans was not reflected in the Consolidated Balance Sheet and the Statement of Operations. This error resulted in an understatement in the carrying amount of loans held for sale at June 30, 2009, as well as an understatement of net income for the three and six months ended June 30, 2009.  As a result of the material weakness noted above, the Corporation underreported in the Original Filing net gains from mortgage banking by $14 thousand and $1.2 million for the three and six months ended June 30, 2009, respectively.   Loans held for sale reported on the June 30, 2009 Consolidated Balance Sheet were understated $1.2 million in the Original Filing.

As of the date of this Amendment, management is continuing their ongoing efforts to correct, revise and test the processes surrounding the material weaknesses described above.  Additional changes will be implemented as determined necessary.

The decision to restate the second quarter 2009 financial statements was approved by the Board of Directors of First Chester County Corporation on March 18, 2010.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2009	2008
	(Unaudited — Restated)
ASSETS
Cash and due from banks	$15,123	$24,939
Federal funds sold and other overnight investments	2,301	4,884
Interest bearing deposits	4,935	65,327
Total cash and cash equivalents	22,359	95,150

Investment securities available-for-sale, at fair value	81,893	114,584

Mortgage loans held for sale	342,785	90,940

Loans and leases	947,914	940,083
Less: allowance for loan and lease losses	(15,528)	(10,335)
Net loans and leases	932,386	929,748

Premises and equipment, net	23,613	22,076
Net deferred tax asset	9,409	8,585
Due from mortgage investors	—	9,036
Bank owned life insurance	1,424	1,398
Goodwill	8,126	5,906
Other assets	27,740	22,755
Total assets	$1,449,735	$1,300,178
LIABILITIES
Deposits
Non-interest-bearing	$155,297	$146,248
Interest-bearing (including certificates of deposit over $100 of $163,117 and $100,018 at June 30, 2009 and December 31, 2008, respectively)	860,137	868,944
Total deposits	1,015,434	1,015,192
Federal Home Loan Bank advances and other borrowings	305,373	171,170
Subordinated debentures	20,795	15,465
Other liabilities	19,670	13,034
Total liabilities	1,361,272	1,214,861

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; Outstanding, 6,331,975 at June 30, 2009 and December 31, 2008	6,332	6,332
Additional paid-in capital	23,492	24,708
Retained earnings	59,649	57,899
Accumulated other comprehensive loss	(2,404)	(3,292)
Treasury stock, at cost: 26,118 shares and 92,931 shares at June 30, 2009 and December 31, 2008, respectively	(409)	(1,815)
Total First Chester County Corporation stockholders’ equity	86,660	83,832
Non-controlling interest	1,803	1,485
Total stockholders’ equity	88,463	85,317

Total liabilities and stockholders’ equity	$1,449,735	$1,300,178

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands - except per share)	2009	2008	2009	2008
	(Restated)		(Restated)
INTEREST INCOME
Loans and leases, including fees	$13,367	$12,020	$26,572	$24,409
Mortgage loans held for sale	3,095	8	4,939	15
Investment securities	996	1,351	2,227	2,581
Federal funds sold and deposits in banks	17	417	44	868
Total interest income	17,475	13,796	33,782	27,873
INTEREST EXPENSE
Deposits	3,883	3,954	8,354	8,452
Subordinated debt	252	215	426	474
Federal Home Loan Bank and other borrowings	1,617	1,478	3,153	2,920
Total interest expense	5,752	5,647	11,933	11,846

Net interest income	11,723	8,149	21,849	16,027
Provision for loan and lease losses	5,084	449	6,471	660
Net interest income after provision for loan and lease losses	6,639	7,700	15,378	15,367

NON-INTEREST INCOME
Wealth management and advisory services	1,048	1,080	1,966	2,075
Service charges on deposit accounts	659	643	1,291	1,196
Gains (losses) on sales of investment securities, net	89	(78)	1	184
Operating lease rental income	345	330	685	639
Net gains on the sale of fixed assets and OREO	72	45	117	91
Loan fees and other	1,801	89	2,836	180
Net gain from mortgage banking activities	13,430	94	25,439	164
Bank owned life insurance	13	92	26	157
Other	545	476	1,051	943
Total non-interest income	18,002	2,771	33,412	5,629

NON-INTEREST EXPENSE
Salaries and employee benefits	15,605	4,201	27,769	8,998
Occupancy, equipment and data processing	2,893	1,470	5,669	2,908
Depreciation expense on operating leases	290	271	570	526
FDIC deposit insurance	1,062	118	1,475	212
Bank shares tax	232	193	467	386
Professional services	1,677	495	2,923	919
Marketing	566	335	824	533
Other	2,002	922	3,763	1,971
Total non-interest expense	24,327	8,005	43,460	16,453
Income before income taxes	314	2,466	5,330	4,543
INCOME TAXES	(257)	624	1,201	1,181
Net income including noncontrolling interests	$571	$1,842	$4,129	$3,362
Less: Net income from non-controlling interests	633	—	870	—
NET (LOSS) INCOME FOR FIRST CHESTER COUNTY CORPORATION	$(62)	$1,842	$3,259	$3,362
PER SHARE DATA
Net (loss) income per share (Basic)	$(0.01)	$0.36	$0.52	$0.65
Net (loss) income per share (Diluted)	$(0.01)	$0.35	$0.52	$0.65
Dividends declared	$0.14	$0.14	$0.28	$0.28

Basic weighted average shares outstanding	6,268,195	5,187,398	6,255,295	5,181,955

Diluted weighted average shares outstanding	6,268,195	5,206,736	6,255,295	5,202,278

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
	(Restated)
OPERATING ACTIVITIES
Net income	$3,259	$3,362
Adjustments to reconcile net income to net cash (used in) Provided by operating activities:
Depreciation	1,835	1,221
Provision for loan and lease losses	6,471	660
Amortization of investment security premiums and accretion of discounts, net	182	159
Amortization of deferred loan fees	(1,099)	(411)
Gains on sales of investment securities, net	(1)	(184)
Gains from sales of assets	—	(91)
Net gain from mortgage banking activities	(25,439)	(164)
Proceeds from the sale of mortgage loans held for sale	1,218,374	9,636
Origination of mortgage loans held for sale	(1,435,744)	(9,966)
Net cash paid for the settlement of derivative contracts	(1,005)	—
Stock-based compensation expense	100	92
Increase in other assets	(4,826)	(677)
Increase (decrease) in other liabilities	5,762	(1,368)

Net cash provided by (used in) operating activities	$(232,131)	$2,269

INVESTING ACTIVITIES
Net increase in loans	(8,010)	(42,247)
Proceeds from sales of investment securities available-for-sale	30,333	13,228
Proceeds from maturities of investment securities available-for-sale	6,867	9,537
Purchases of investment securities available-for-sale	(5,786)	(41,542)
Purchase of BOLI (Bank Owned Life Insurance)	—	(10,000)
Purchase of premises and equipment	(3,372)	(3,139)
Proceeds from the sale of fixed assets	—	48

Net cash provided by (used in) investing activities	$20,032	$(74,115)

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	318	—
Increase in short term Federal Home Loan Bank and other short term borrowings	145,000	—
Increase in long term Federal Home Loan Bank and other borrowings	48,300	51,500
Repayment of long term Federal Home Loan Bank and other borrowings	(59,097)	(13,782)
Proceeds from issuance of subordinated debentures	5,330	—
Net increase in deposits	241	24,448
Cash dividends paid	(874)	(1,453)
Net increase (decrease) in treasury stock transactions	90	(69)

Net cash provided by financing activities	139,308	60,644

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,791)	(11,202)

Cash and cash equivalents at beginning of period	95,150	53,360

Cash and cash equivalents at end of period	$22,359	$42,158

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		Other		Non-	Total
	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	controlling	Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Income/(loss)	Stock	Interest	Equity	Income

Balance January 1, 2008	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	—	$67,979

Net income				3,362				3,362	$3,362
Cash dividends declared				(1,453)				(1,453)
Other comprehensive income
Net unrealized losses on investment securities available-for-sale					(1,270)			(1,270)	(1,270)
Treasury stock transactions			(723)			746		23
Total comprehensive income									$2,092

Balance June 30, 2008	5,279,815	$5,280	$10,390	$57,256	$(2,477)	$(1,808)	—	$68,641

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	1,485	$85,317

Cumulative effect adjustment under FASB no. 156				240				240
Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest							(552)	(552)
Net income (restated)				3,259			870	4,129	4,129
Cash dividends declared				(1,749)				(1,749)
Other comprehensive income
Net unrealized gains on investment securities available-for-sale					888			888	888
Treasury stock transactions			(1,316)			1,406		90
Stock based compensation			100					100
Total comprehensive income (restated)									$5,017

Balance June 30, 2009 (restated)	6,331,975	$6,332	$23,492	$59,649	$(2,404)	$(409)	1,803	$88,463

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

Restatement of Previously Issued Financial Statements

During the preparation of our consolidated financial statements for the year ended December 31, 2009, the Corporation determined that certain mortgage loans held for sale were excluded from the mark-to-market process.  This has resulted in a material understatement of net income for the three and six month periods ended June 30, 2009.  Mortgage loans held for sale reported on the June 30, 2009 Consolidated Balance Sheet was also understated in the Original Filing.

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

In addition, during the preparation of our consolidated financial statements for the nine months ended September 30, 2009, management identified a material weakness in the Corporation’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans.  The weakness caused a failure to accurately identify problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses and the Provision for Loan and Lease Losses during the second quarter ending June 30, 2009. The Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses were increased from amounts previously reported due to this weakness.

As a result of these errors, the Corporation’s Board of Directors, in consultation with management and its Audit Committee, determined that the consolidated financial statements contained in the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 could no longer be relied upon.  Accordingly, we have restated our unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2009 to record adjustments for the corrections of these errors.  As a result of the restatement, the following financial statement line items were adjusted (dollars in thousands, except per share amounts):

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30, 2009
	As Reported	Adjustment	As Restated
Statement of Financial Condition
Assets
Mortgage loans held for sale	341,609	1,176	342,785
Allowance for possible loan losses	(12,016)	(3,512)	(15,528)
Net loans and leases	935,898	(3,512)	932,386
Net deferred tax asset	8,615	794	9,409
Total Assets	1,451,276	(1,541)	1,449,735

Liabilities and Stockholders’ Equity
Retained earnings	61,190	(1,541)	59,649
Total First Chester County Corporation Stockholders’ equity	88,201	(1,541)	86,660
Total stockholders’ equity	90,004	(1,541)	88,463
Total liabilities and stockholders’ equity	1,451,276	(1,541)	1,449,735

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Income

Provision for loan and lease losses	1,572	3,512	5,084	2,959	3,512	6,471
Net interest income after provision for loan and lease losses	10,151	(3,512)	6,639	18,890	(3,512)	15,378
Net gains from mortgage banking activities	13,416	14	13,430	24,263	1,176	25,439
Total non-interest income	17,988	14	18,002	32,236	1,176	33,412
Income before income taxes and cumulative effect of change in accounting for income taxes	3,812	(3,498)	314	7,666	(2,336)	5,330
Income Taxes	932	(1,189)	(257)	1,996	(795)	1,201
Net Income	2,880	(2,309)	571	5,670	(1,541)	4,129
Net (loss) income attributable to First Chester County Corporation	2,247	(2,309)	(62)	4,800	(1,541)	3,259
Net (Loss)Income per share (Basic)	0.36	(0.37)	(0.01)	0.77	(0.25)	0.52
Net (Loss) Income per share (Diluted)	0.36	(0.37)	(0.01)	0.77	(0.25)	0.52

	Six Months Ended June 30, 2009
	As Reported	Adjustment	As Restated
Statement of Cash Flows

Net Income	4,800	(1,541)	3,259
Provision for loan losses	2,959	3,512	6,471
Net gain from mortgage banking activities	(24,263)	(1,176)	(25,439)
Increase in other assets (DTA)	(4,031)	(795)	(4,826)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	298,034	$15.43	—	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(8,987)	$18.04	—	—
Outstanding at June 30, 2009	289,047	$15.35	3.12	$0
Exercisable at June 30, 2009	289,047	$15.35	3.12	$0

There were no options granted during the six months ended June 30, 2009.  The total intrinsic value (market value on date of exercise less grant price) of options exercised during the year ended December 31, 2008 was $0.

4.         EARNINGS (LOSS) PER SHARE, AS RESTATED

Three Months ended June 30, 2009

	Loss
	(thousands)		Per Share
	(numerator)	Shares	Amount
	(Restated)	(denominator)	(Restated)
Basic earnings per share
Net loss available to common stockholders	$(62)	6,268,195	$(0.01)
Effect of Dilutive Securities
Options to purchase common stock	—	—	—
Diluted earnings per share
Net income available to common stockholders	$(62)	6,268,195	$(0.01)

289,047 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Six Months ended June 30, 2009

	Income
	(thousands)		Per Share
	(numerator)	Shares	Amount
	(Restated)	(denominator)	(Restated)
Basic earnings per share
Net income available to common stockholders	$3,259	6,255,295	$0.52
Effect of Dilutive Securities
Options to purchase common stock	—	—	—
Diluted earnings per share
Net income available to common stockholders	$3,259	6,255,295	$0.52

289,047 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months ended June 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$1,842	5,187,398	$0.36
Effect of Dilutive Securities
Options to purchase common stock	—	19,338	(.01)
Diluted earnings per share
Net income available to common stockholders	$1,842	5,206,736	$0.35

23,929 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Six Months ended June 30, 2008

	Income
	(thousands)	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings per share
Net income available to common stockholders	$3,362	5,181,955	$0.65
Effect of Dilutive Securities
Options to purchase common stock	—	20,323	—
Diluted earnings per share
Net income available to common stockholders	$3,362	5,202,278	$0.65

23,935 anti-dilutive weighted shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

5.         COMPREHENSIVE INCOME, AS RESTATED

Components of comprehensive income are presented in the following chart:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$1,869	$(2,118)	$1,345	$(2,108)
Reclassification adjustment	89	(78)	1	184
Net unrealized gain (loss)	1,958	(2,196)	1,346	(1,924)
Other comprehensive income (loss) before taxes	1,958	(2,196)	1,346	(1,924)
Income tax benefit (expense)	(666)	747	(458)	654
Other comprehensive income (loss)	1,292	(1,449)	888	(1,270)
Net income including non-controlling interests	571	1,842	4,129	3,362
Comprehensive income	1,863	393	5,017	2,092
Comprehensive income attributable to non-controlling interests	633	—	870	—
Comprehensive income for First Chester County Corporation	$1,230	$393	$4,147	$2,092

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the three months ended June 30, 2009
	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated
(Dollars in thousands)	(Restated)	(Restated)	(Restated)
Total assets	$970,988	$478,747	$1,449,735

Net interest income	$8,862	$2,861	$11,723

Total non-interest income	$2,707	$15,295	$18,002
Total non-interest expense	$10,442	$13,885	$24,327

Net (Loss) Income	$(2,241)	$2,179	$(62)

	As of and for the six months ended June 30, 2009
	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated
(Dollars in thousands)	(Restated)	(Restated)	(Restated)
Total assets	$970,988	$478,747	$1,449,735

Net interest income	$16,910	$4,939	$21,849

Total non-interest income	$5,030	$28,382	$33,412
Total non-interest expense	$19,398	$24,063	$43,461

Net (Loss) Income	$(1,770)	$5,029	$3,259

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of and for the three months ended June 30, 2008
	Community Banking	Mortgage Banking
(Dollars in thousands)	Segment	Segment	Consolidated

Total assets	$976,150	$—	$976,150

Net interest income	$8,149	$—	$8,149

Total non-interest income	$2,771	$—	$2,771
Total non-interest expense	$8,005	$—	$8,005

Net Income	$1,842	$—	$1,842

	As of and for the six months ended June 30, 2008
	Community Banking	Mortgage Banking
(Dollars in thousands)	Segment	Segment	Consolidated

Total assets	$976,150	$—	$976,150

Net interest income	$16,027	$—	$16,027

Total non-interest income	$5,629	$—	$5,629
Total non-interest expense	$16,453	$—	$16,453

Net Income	$3,362	$—	$3,362

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

In December 2007, the FASB issued Statement No. 141(R) (“SFAS 141(R)”), “Business Combinations.”  This Statement replaces SFAS 141, “Business Combinations.”  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The Corporation adopted the provisions of SFAS 141(R) as of January 1, 2009. The adoption of SFAS 141 (R) did not have a material impact on out consolidated financial statements

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.”  This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Corporation adopted the provisions of SFAS 160 on January 1, 2009 and accordingly, changed the way in which it reports minority interest in the Corporation’s balance sheet. The Corporation now includes minority interest in the equity section of the balance sheet.

10.       FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS, AS RESTATED

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The table below presents the balance of assets and liabilities at June 30, 2009, measured at fair value on a recurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	Total
		(Restated)		(Restated)
Assets
Investment securities available for sale	$937	$80,956	$—	$81,893
Loans held for sale	—	342,785	—	342,785
Mortgage servicing rights	—	—	532	532
Interest rate lock commitments	—	—	1,717	1,717
Liabilities
Forward sales commitments	$—	$449	$—	$449

The aggregate unpaid principal balance of mortgage loans held for sale is $336.5 million.

The table below presents the balance of assets and liabilities at June 30, 2009, measured at fair value on a nonrecurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	Total
			(Restated)	(Restated)
Impaired loans & leases	$—	$—	$20,602	$20,602

OREO	—	—	1,592	1,592

The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Dollars in thousands	Mortgage Servicing Rights	Interest Rate Lock Commitments	Loans (Restated)	OREO
Beginning balance	$239	$412	$9,658	$1,872
Net transferred into (out of) level 3	239	1,305	12,154	(280)
Net unrealized gains (losses)	54	—	(1,210)
Ending Balance	$532	$1,717	$20,602	$1,592

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair values and carrying amounts of the balance sheet are summarized as follows:

	June 30, 2009		December 31, 2008
	Estimated	Carrying	Estimated	Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
		(Restated)
Financial Assets
Cash and cash equivalents	$22,359	$22,359	$95,150	$95,150
Investment securities available-for-sale	81,893	81,893	114,584	114,584
Loans held for sale	341,609	342,785	90,940	90,940
Gross loans and leases	1,038,261	947,914	1,042,799	940,083
Due from mortgage investors	—	—	9,036	9,036
Mortgage servicing rights	532	532	239	239
Derivative instruments	1,717	1,717	412	412

Financial Liabilities
Deposits with no stated maturities	551,537	599,633	524,737	563,501
Deposits with stated maturities	414,971	415,801	451,691	451,691
FHLB and other borrowings	304,581	305,373	167,766	171,170
Subordinated debentures	20,795	20,795	15,465	15,465
Derivative instruments	449	449	618	618
Off-Balance-Sheet
Commitments to extend credit and outstanding letters of credit	$232,818	—	$244,033	—

11.                               INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation’s available-for-sale securities at June 30, 2009 and December 31, 2008 are summarized as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2009	Cost	Gains	Losses	Value

U.S. Treasury	$5,004	$—	$(1)	$5,003
U.S. Government agency	8,757	140	(5)	8,892
Mortgage-backed securities	37,660	765	(29)	38,396
State and municipal	6,698	44	(7)	6,735
Corporate securities	13,684	—	(2,820)	10,864
Other equity securities	13,732	50	(1,779)	12,003
	$85,535	$999	$(4,641)	$81,893

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2008	Cost	Gains	Losses	Value

U.S. Government agency	$12,182	$144	$(7)	$12,319
Mortgage-backed securities	52,151	974	(95)	53,030
State and municipal	10,327	74	—	10,401
Corporate securities	31,089	—	(5,072)	26,017
Other equity securities	13,659	50	(892)	12,817
	$119,408	$1,242	$(6,066)	$114,584

The amortized cost and estimated fair value of debt securities classified as available-for-sale at June 30, 2009, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$6,268	$6,268
Due after one year through five years	14,170	12,802
Due after five years through ten years	3,018	2,879
Due after ten years	10,687	9,545
	34,143	31,494
Mortgage-backed securities	37,660	38,396
Other equity securities	13,732	12,003
	$85,535	$81,893

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	1	$5,003	$(1)	$—	$—	$5,003	$(1)
U.S. Government agency	2	1,467	(6)	—	—	1,467	(6)
Mortgage-backed securities	3	4,325	(15)	1,350	(13)	5,675	(28)
State and municipal	5	734	(7)	—	—	734	(7)
Corporate Securities	13	7	(0)	10,857	(2,820)	10,864	(2,820)
Marketable Equity Securities	6	—	—	2,515	(1,779)	2,515	(1,779)

Total temporarily impaired investment securities	30	$11,536	$(29)	$14,722	$(4,612)	$26,258	$(4,641)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008.

(Dollars in thousands)		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency	2	$1,475	$(5)	$173	$(2)	$1,648	$(7)
Mortgage-backed securities	4	3,332	(45)	1,809	(50)	5,141	(95)
State and municipal	—	—	—	—	—	—	—
Corporate Securities	25	17,605	(1,977)	8,412	(3,095)	26,017	(5,072)
Marketable Equity Securities	5	—	—	13,658	(892)	13,658	(892)

Total temporarily impaired investment securities	36	$22,412	$(2,027)	$24,052	$(4,039)	$46,464	$(6,066)

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

The fair value of derivative instruments not designated as hedging instruments under FASB Statement No. 133 are presented in the following table:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Mandatory forward sales commitments	Other assets	$—	Other assets	$—	Other Liabilities	$449	Other Liabilities	$583
Best efforts forward sales commitments	Other assets	—	Other assets	—	Other Liabilities	—	Other Liabilities	35
Interest rate lock commitments	Other assets	1,717	Other assets	412	Other Liabilities	—	Other Liabilities	—

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

Net loss for the three months ended June 30, 2009 was $62 thousand, a decrease of approximately $1.9 million from $1.8 million for the same period in 2008.  Diluted (loss) earnings per share for the three months ended June 30, 2009 were ($0.01) compared to $0.35 for the same period in 2008.  Cash dividends declared for the three months ended June 30, 2009 were $0.14 per share compared to $0.14 per share for the three months ended June 30, 2008.

Net income for the six months ended June 30, 2009 was $3.3 million, compared to $3.4 million for the same period in 2008.  Diluted earnings per share for the six months ended June 30, 2009 were $0.52 compared to $0.65 for the same period in 2008.  Cash dividends declared for the six months ended June 30, 2009 were $0.28 per share compared to $0.28 per share for the six months ended June 30, 2008.

The decrease in net income for the three months ended June 30, 2009 was primarily due to an increase non-interest expense combined with an increase in the provision for loan and lease losses. The increase in non-interest expense was due mainly to the addition of AHB’s operations as well as an increase in FDIC insurance expense while the increase in the provision for loan losses can be attributed to a continued uncertainty in the economic environment, increased trends in delinquency and non-accruals, and a higher level of net charge-offs due to diminished operating cash flows of our borrowers and depreciated collateral values.  Offsetting these increases in expenses was an increase in non-interest income, mainly attributable to the net gains from the mortgage banking activities of the AHB Division. In addition, an increase was noted in net interest income due mainly to the higher average interest-earning assets resulting from the acquisition of AHB.

The decrease in net income for the six months ended June 30, 2009 primarily due to an increase in non-interest expense combined with an increase in the provision for loan and lease losses. The increase in non-interest expense was due mainly to the addition of AHB’s operations as well as an increase in FDIC insurance expense while the increase in the provision was driven by the ongoing impact from recessionary economic conditions.  Offsetting these increases was an increase in non-interest income, mainly attributable to the net gains from the mortgage banking activities of the AHB

Division. In addition the increase in net income was due to an increase in net interest income due mainly to the higher average interest-earning assets from the acquisition of AHB.

SELECTED RATIOS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Return on Average Assets	(0.02)%	0.74%	0.49%	0.69%
Return on Average Equity	(0.28)%	10.64%	7.47%	9.72%
Dividend Payout Ratio	(1,411.29)%	39.40%	53.67%	43.19%
Book Value Per Share	$14.03	$13.23	$14.03	$13.23

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

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

THREE MONTHS ENDED JUNE 30,

	2009			2008
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$16,019	$17	0.41%	$55,248	$417	3.04%
Investment securities:
Taxable	87,642	934	4.28%	103,764	1,242	4.81%
Tax-exempt (1)	7,544	91	4.82%	13,386	157	4.73%
Total investment securities	95,186	1,025	4.32%	117,150	1,399	4.80%

Loans held for sale	267,299	3,095	4.64%	721	8	4.46%

Loans and leases: (2)
Taxable	924,294	13,112	5.69%	753,386	11,788	6.29%
Tax-exempt (1)	20,532	377	7.36%	18,906	340	7.24%
Total loans and leases	944,826	13,489	5.73%	772,292	12,128	6.31%

Total interest-earning assets	1,323,330	17,626	5.34%	945,411	13,952	5.94%
Non-interest-earning assets
Allowance for loan and lease losses	(11,236)			(7,972)
Cash and due from banks	10,848			17,957
Other assets	47,004			39,775

Total assets	$1,369,946			$995,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings, NOW, and money market deposits	$437,316	$1,040	0.95%	$393,554	$1,605	1.64%
Certificates of deposit and other time	429,948	2,843	2.65%	235,775	2,349	4.01%
Total interest-bearing deposits	867,264	3,883	1.80%	629,329	3,954	2.53%
Subordinated debt	19,436	252	5.20%	15,465	215	5.59%
Federal Home Loan Bank advances and other borrowings	228,188	1,617	2.84%	152,288	1,478	3.90%
Total interest-bearing liabilities	1,114,888	5,752	2.07%	797,082	5,647	2.85%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	149,078			119,951
Other liabilities	16,925			8,877
Total liabilities	1,280,891			925,910
Stockholders’ equity	89,055			69,261
Total liabilities and stockholders’ equity	$1,369,946			$995,171

Net interest income		$11,874			$8,305
Net yield on interest-earning assets			3.60%			3.53%

(1)                  The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for 2009 and 2008.

(2)                  Non-accruing loans are included in the average balance.

CONSOLIDATED AVERAGE BALANCE SHEET

AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES FOR THE

SIX MONTHS ENDED JUNE 30,

	2009			2008
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$21,238	$44	0.42%	$52,365	$868	3.34%
Investment securities:
Taxable	94,732	2,087	4.44%	98,231	2,358	4.83%
Tax-exempt (1)	8,569	204	4.81%	13,532	321	4.77%
Total investment securities	103,301	2,291	4.47%	111,763	2,679	4.82%

Loans held for sale	209,291	4,939	4.76%	664	15	4.54%

Loans and leases: (2)
Taxable	921,975	26,062	5.70%	740,925	23,938	6.50%
Tax-exempt (1)	20,633	754	7.36%	19,239	689	7.20%
Total loans and leases	942,608	26,816	5.74%	760,164	24,627	6.51%

Total interest-earning assets	1,276,438	34,090	5.39%	924,956	28,189	6.13%
Non-interest-earning assets
Allowance for loan and lease losses	(10,904)			(7,928)
Cash and due from banks	19,353			19,552
Other assets	54,057			37,395

Total assets	$1,338,944			$973,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings, NOW, and money market deposits	$431,189	$2,246	1.05%	$383,526	$3,640	1.91%
Certificates of deposit and other time	438,686	6,108	2.81%	228,451	4,812	4.24%
Total interest-bearing deposits	869,875	8,354	1.94%	611,977	8,452	2.78%
Subordinated debt	17,461	426	4.92%	15,465	474	6.16%
Federal Home Loan Bank advances and other borrowings	201,343	3,153	3.16%	149,425	2,920	3.93%
Total interest-bearing liabilities	1,088,679	11,933	2.21%	776,867	11,846	3.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	146,583			118,216
Other liabilities	15,667			9,705
Total liabilities	1,250,929			904,788
Stockholders’ equity	88,015			69,187
Total liabilities and stockholders’ equity	$1,338,944			$973,975

Net interest income		$22,157			$16,343
Net yield on interest-earning assets			3.50%			3.55%

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

Interest income on loans held for sale increased to $3.1 million during the three month period ended June 30, 2009.  For the six month period ended June 30, 2009 interest income on loans held for sale increased to $4.9 million.  These increases were due to a significant increase in the average loans held for sale balance.  Average loans held for sale for the three and six months periods ended June 30, 2009 were $267.3 million and $209.3 million as compared to approximately $721 thousand and $664 thousand for the same periods in 2008. This increase was due to the AHB acquisition. $89.5 million of loans held for sale were acquired at December 31, 2008 through the acquisition. The increase in average balance from December 31, 2008 to June 30, 2009 was due to increased volume in residential mortgage loan originations.

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio increased 11.2% or $1.4 million to $13.5 million for the three-month period ended June 30, 2009 compared to $12.1 million for the three months ended June 30, 2008.  For the six month period ended June 30, 2009, interest income on loans, on a tax equivalent basis increased 8.9% or $2.2 million when compared to the same period in 2008.  These increases in interest income for the three and six month periods ended June 30, 2009 were primarily due to a $172.5 million or 22.3% and increase in average loans outstanding for the three month period and a $182.4 million or 24.0% increase in average loans outstanding for the six month period as compared to the same periods in 2008. These increases in average loan balances were primarily due to the AHB acquisition. $110.9 million of loans were acquired at December 31, 2008 through the acquisition. The impact from the increase in average loan balances was partially offset by a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 58 and 74 basis points to 5.73% and 5.74% for the three and six month periods ended June 30, 2009 from 6.31% and 6.51% for the same periods in 2008. This rate decrease is the result of Federal Reserve actions to reduce market interest rates.

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

FHLB and other borrowings are a favorable alternative to deposits to support asset growth. The impact from the average balance increase was partially offset by a decrease in the average rate paid on these borrowings. The average rate paid was 2.84% for the three months ended June 30, 2009, a decrease of 106 basis points from 3.90% during the same period in 2008. The average rate paid on these borrowings was 3.16% for the six months ended June 30, 2009, a decrease of 77 basis points from 3.93% during the same period in 2008. The lower average rate paid was primarily a result of Federal Reserve actions to reduce market interest rates

PROVISION FOR LOAN AND LEASE LOSSES, AS RESTATED

The allowance for loan and lease losses is an amount that Management believes will be adequate to absorb probable loan losses on existing loans that may become uncollectible and is established based on Management’s evaluation of the collectability of loans.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, adequacy of collateral, review of specific problem loans, and current economic conditions that may affect our borrowers’ ability to pay.

During the three and six months ended June 30, 2009, the Corporation recorded $5.1 million and $6.5 million in provision for loan and lease losses, respectively, as compared to $449 thousand and $660 thousand for the same period in 2008. The increase in the provision for loan losses in the three and six months ended June 30, 2009 can be attributed to uncertainty in the economic environment, increased trends in delinquency, non-accruals and other impaired loans, as well as depreciated values of collateral supporting such loans.  Charge-offs also continued to increase due to diminished operating cash flows of our borrowers.  The allowance for loan and lease losses as a percentage of loans and leases at June 30, 2009 was 1.64% compared to 1.10% at December 31, 2008 and 1.07% at June 30, 2008. Net charge-offs for the three and six months ended June 30, 2009 were $0.8 million and $1.1 million compared to $20 thousand and $79 thousand for the same periods in 2008.

The following chart presents an analysis of the Allowance for Loan and Lease Losses:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Balance at beginning of period	$11,263	$7,930	$10,335	$7,817

Provision charged to operating expense	5,084	449	6,471	660

Recoveries of loans previously charged-off	104	97	249	197
Loans charged-off	(924)	(117)	(1,366)	(276)
Net loan charge-offs	(820)	(20)	(1,117)	(79)

Allowance other adjustment (1)	1	74	(161)	35

Balance at end of period	$15,528	$8,433	$15,528	$8,433

Period-end loans outstanding	$947,914	$786,548	$947,914	$786,548
Average loans outstanding	$944,826	$772,292	$942,608	$760,164

Allowance for loan and lease losses as a percentage of period-end loans outstanding	1.64%	1.07%	1.64%	1.07%
Net charge-offs to average loans outstanding	0.09%	0.00%	0.12%	0.01%

(1) The “Allowance other adjustment” represents the reclassification of an allowance for probable losses on unfunded loans and unused lines of credit.  These loans and lines of credit, although unfunded, have been committed to by the Corporation.

Non-performing loans and leases include those on non-accrual status, loans past due 90 days or more and still accruing, troubled debt restructurings and other loans deemed impaired.  The Corporation’s policy is to write down all non-performing loans to net realizable value based on updated appraisals.  Non-accrual loans reduce the Corporation’s earnings because interest income is not earned on such assets. The total non-performing loans and lease balance at June 30, 2009 was $27.3 million as compared to $10.5 million at December 31, 2008 and $2.0 million at June 30, 2008. The percentage of non-performing loans to gross loans was 2.88% at June 30, 2009 compared to 1.21% at December 31, 2008 and 0.27% at June 30, 2008.

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

The following chart presents detailed information regarding non-performing loans and leases and OREO:

	June 30,		December 31,
(Dollars in thousands)	2009	2008	2008
	(Restated)
Past due over 90 days and still accruing	$686	$115	$870
Non-accrual loans and leases (1)	19,111	2,042	10,514
Restructured and other impaired loans	7,015	—	—
Total non-performing loans and leases	26,812	2,157	11,384

Other real estate owned	1,592	459	1,872
Total non-performing assets	$28,404	$2,616	$13,256

Non-performing loans and leases as a percentage of total loans and leases	2.83%	0.27%	1.21%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	57.91%	400.63%	90.78%

Non-performing assets as a percentage of total loans and other real estate owned	2.99%	0.33%	1.41%

Allowance for loan and lease losses as a percentage of non-performing assets	54.67%	330.40%	77.96%

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

The Corporation examines loans individually when it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assesses for impairment.  The average recorded balance of impaired loans was $13.5 million and $1.6 million at June 30, 2009 and 2008, respectively.  Interest income recognized during the time within the period that the loans were impaired was $22 thousand for the six months ended June 30, 2009. There was no interest income recorded on impaired loans for the same period ending June 30, 2008 as all impaired loans were also non-accrual.

Included in the June 30, 2009 restructured and other impaired loans of $7.0 million were $5.7 million of loans to one commercial real estate relationship for which the original loan terms have been modified due to the borrower’s financial difficulties.  As of June 30, 2009 these loans were performing under the re-negotiated terms and are not classified as non-accrual.  These loans are classified as commercial real estate and the Corporation has allocated a specific reserve of $2.6 million at June 30, 2009.  The remaining increase in restructured and other impaired loans at June 30, 2009 is attributable to one $1.3 million commercial real estate construction loan which was performing under its contractual terms at June 30, 2009 but was evaluated by Management and deemed impaired.  The specific impairment on this loan at June 30, 2009 was $101 thousand.  Management continues to closely monitor this relationship.

As a recurring part of its portfolio management program, the Corporation has identified approximately $59.7 million in potential problem loans at June 30, 2009.  Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At June 30, 2009, potential problem loans primarily consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The following charts present additional information about impaired loans and lease balances as of June 30, 2009 and December 31, 2008:

June 30, 2009

			Number of
	Loan	Impaired	Impaired	Allowance
(Dollars in thousands)	Balance	Loan Balance	Loans	on Impaired
		(Restated)	(Restated)	(Restated)
Commercial loans	$342,582	$4,796	18	$189
Real estate – commercial	291,587	9,804	9	4,064
Real estate – commercial construction	69,511	3,657	3	599
Real estate – residential	85,875	1,307	5	44
Real estate – residential construction	32,385	4,869	14	474
Consumer loans	123,243	1,533	23	154
Lease financing receivables	2,731	160	3	—

Totals	$947,914	$26,126	75	$5,524

December 31, 2008

			Number of
	Loan	Impaired	Impaired	Allowance
(Dollars in thousands)	Balance	Loan Balance	Loans	on Impaired

Commercial loans	$327,472	$3,632	20	$285
Real estate – commercial	280,549	1,650	2	126
Real estate – commercial construction	69,057	—	—	—
Real estate – residential	87,413	3,876	13	350
Real estate – residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,514	69	$856

NON-INTEREST INCOME, AS RESTATED

Total non-interest income increased $15.2 million to $18.0 million for the three months ended June 30, 2009, compared to $2.8 million for the same period in 2008.  Total non-interest income increased $26.6 million to $33.4 million for the six months ended June 30, 2009, compared to $5.6 million for the same period in 2008.  The various components of non-interest income are discussed below.

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

The distinguishing activity within the mortgage banking segment is the origination and sale of residential mortgage and construction loans. This activity drives the net gain on mortgage banking activity line of the income statement. For the three and six months ended June 30, 2009, this line was positively impacted by the actions of the Federal Reserve to reduce market rates.  These actions resulted in mortgage interest rates declining, beginning in December 2008.  The decline in rates was advantageous to consumers, leading many borrowers to refinance their existing mortgage loan.   The increase in refinance activity reduced the negative impact from weak new and existing home sale sectors.  The residential mortgage division originated $1.4 billion of loans during the period, with refinance activity accounting for 75%, or $1.1 billion of the total.  Loans for the purchase of new or existing homes totaled $340.3 million, or 23% of total originations, while loans to individual borrowers for construction of single-family residences were $26.3 million, or 2% of total originations.

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

INCOME TAXES, AS RESTATED

Income tax benefit for the three months ended June 30, 2009 was $257 thousand compared to an expense of $624 thousand for the same periods in 2008.  This represents an effective tax rate of (80.6%) for the period ended June 30, 2009 compared with 25.3% for the same period in 2008. The decrease in the effective income tax rate for the three month period is mainly due to the increase in the effect of the Corporation’s permanent differences as a percentage of pretax income.

Income tax expense for the six months ended June 30, 2009 was $1.2 million compared to $1.2 million for the same period in 2008.  This represents an effective tax rate of 26.9% for the six month period ended June 30, 2009 compared with 26.0% for the same period in 2008.

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

Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table:

	For the Six Months Ended		For the Year Ended
	June 30, 2009		December 31, 2008
(Dollars in thousands)	Average	Effective	Average	Effective
DEPOSIT TYPE	Balance	Yield	Balance	Yield
NOW Accounts	$185,193	0.92%	$179,512	1.64%
Money Market	158,012	1.30%	117,393	2.46%
Statement Savings	41,362	0.60%	40,300	0.70%
Other Savings	1,658	1.02%	2,802	1.50%
Tiered Savings	44,964	1.14%	48,915	1.30%
Total NOW Savings, and Money Market	431,189	1.05%	388,922	1.75%

CDs Less than $100,000	313,014	2.78%	162,650	3.73%
CDs Greater than $100,000	125,672	2.88%	74,822	3.90%
Total CDs	438,686	2.81%	237,472	3.78%

Total Interest Bearing Deposits	869,875		626,394

Non-Interest Bearing Demand Deposits	146,583		120,941

Total Deposits	$1,016,458		$747,335

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

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.  The Corporation’s net interest rate sensitivity gap within one year is a negative $308.3 million or 21.2% of total assets at June 30, 2009 compared with a negative $292.9 million or 22.5% of total assets at December 31, 2008.  The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins.  Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income, net income under various interest rate forecasts and scenarios.  Management has set acceptable limits of risk within its Asset Liability Committee (“ALCO”) policy and monitors the results of the simulations against these limits quarterly.  As of the most recent quarter-end, all results are within policy limits and indicate an acceptable level of interest rate risk. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest sensitivity analysis as of June 30, 2009:

		Two	Over
	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
(Dollars in thousands)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Federal funds sold and overnight investments	$2,301	$0	$0	$0	$2,301
Investment securities	18,545	42,851	20,497	0	81,893
Interest bearing deposits in banks	4,935	0	0	0	4,935
Loans held for sale	342,785	0	0	0	342,785
Net loans and leases	402,416	402,569	142,929	(15,528)	932,386
Cash and due from banks	0	0	0	15,123	15,123
Premises and equipment	0	0	0	23,613	23,613
Other assets	0	0	0	46,699	46,699
Total assets	$770,982	$445,420	$163,426	$69,907	$1,449,735

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$0	$0	$0	$155,297	$155,297
Interest bearing deposits	832,013	21,371	6,753	0	860,137
FHLB advances and other Borrowings	225,341	76,500	3,532	0	305,373
Subordinated debentures	20,795	0	0	0	20,795
Other liabilities	0	0	19,670	0	19,670
Capital	0	0	0	88,463	88,463
Total liabilities & capital	$1,078,149	$97,871	$29,955	$243,760	$1,449,735
Net interest rate sensitivity gap	$(307,167)	$347,549	$133,471	$(173,853)
Cumulative interest rate sensitivity gap	$(307,167)	$40,382	$173, 853	$0
Cumulative interest rate sensitivity gap divided by total assets	(21.2)%	2.4%	12.0%

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

CAPITAL ADEQUACY

The Corporation is subject to Risk-Based Capital Guidelines adopted by the Federal Reserve Board for bank holding companies.  The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. Under these requirements, the regulatory agencies have set minimum thresholds for Tier I Capital, Total Capital, and Leverage ratios.  At June 30, 2009, both the Corporation’s and the Bank’s capital exceeded all minimum regulatory requirements, and the Bank was considered “well capitalized” as defined in the regulations issued pursuant to the FDIC Improvement Act of 1992.

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

	As of June 30,		As of December 31,
	2009			“Well Capitalized”
	(Restated)	2008	2008	Requirements
Corporation
Leverage Ratio	7.33%	8.58%	9.87%	N/A
Tier I Capital Ratio	9.12%	10.15%	9.14%	N/A
Total Risk-Based Capital Ratio	10.37%	11.22%	10.15%	N/A
Bank
Leverage Ratio	7.39%	8.02%	9.95%	5.00%
Tier I Capital Ratio	9.20%	9.48%	9.40%	6.00%
Total Risk-Based Capital Ratio	10.45%	10.55%	10.42%	10.00%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in our internal control over financial reporting as described below, management has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the preparation of our consolidated financial statements ended September 30, 2009, management identified a material weakness in the Corporation’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans, which existed during the quarter ended June 30, 2009.  The Bank’s policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses and the Provision for Loan and Lease Losses during the second quarter ended June 30, 2009.  We also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not.  Management concluded that the Allowance for Loan and Lease Losses and the Provision for Loans and Lease Losses as of and for the three and six months ended June 30, 2009 should be increased by $3.5 million.

In addition to the material weakness described above, management has previously disclosed in the Corporation’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2009, a material weakness in internal controls related to the Corporation’s process to review the valuation of mortgage loans held for sale.  Mortgage loans held for sale represent mortgage loans originated by the Corporation and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by the Corporation, the mortgage loan is typically warehoused for a period of time and then sold into the secondary market. While in this warehouse phase, mortgage loans held for sale are recorded at fair value under the fair value option with changes in fair value recognized through earnings.  An error was identified in the Corporation’s process to properly identify a certain population of loans held for sale prior to sending the loan details to the Corporation’s third party valuation firm.  As such, at March 31, June 30, and September 30, 2009, the Corporation erroneously excluded from the population to be fair valued, loans which were identified for sale but for which the Corporation was awaiting the consideration from the counterparty to complete the sales transaction.   These particular loans were correctly classified as loans held for sale on the Consolidated Balance Sheets of the Original Filings; however the unrealized gains(losses) associated with these loans was not reflected in the Consolidated Balance Sheets and the Statement of Operations. This error resulted in an understatement in the carrying amount of loans held for sale for the quarters ended March 31, June 30 and September 30, 2009, as well as an understatement of net income for each quarter. As a result of this material weakness, the Bank increased net gains from mortgage banking by $1.2 million, $14 thousand and $2.7 million for the quarters ended March 31, June 30, and September 30, 2009, respectively.

Remediation of Material Weaknesses

Allowance for Loan and Lease Losses

During the fourth quarter 2009 and subsequent to year-end, management began taking steps to remediate the material weakness described above. The following steps have been completed as of the time of this filing:

•                  hired a seasoned Credit Administration and Credit Policy Officer to oversee, manage and train lending personnel;

•                  engaged an independent third party to perform the quarterly loan review process, which includes 100% coverage of criticized and classified assets;

•                  approved and implemented separation of lending and credit administration functions to increase internal controls and improve segregation of duties;

•                  conducted risk recognition training to improve criticized asset management and to ensure proper evaluation of ongoing credit ratings;

•                  improved processes for identifying impaired loans and the determination of the amount of impairment in accordance with OCC guidelines;

•                  approved and implemented change of lending authorities to ensure better oversight of lenders and to increase oversight on criticized assets;

•                  approved and implemented Board of Director approval for all new credit advances for criticized assets of $1,000,000 or greater;

•                  transferred responsibilities for management and oversight of the Loan Quality Committee, Loan Committee, Delinquency Committee and Classified Asset Committee to a separate Credit Administration and Credit Policy Officer; and

•                  the Loan Review Committee shall continue to review the Loan Quality Status Reports on a quarterly basis.

Further, management continues to review existing policies, procedures and practices for compliance with risk rating, accountability and timeliness regarding credit administration, risk recognition, credit management and credit assessment.

Mark-to-Market Accounting of Mortgage Loans Held for Sale

Subsequent to December 31, 2009, and immediately following management’s identification of the material weakness surrounding the mark-to-market accounting of Mortgage Loans Held for Sale, management began to enhance existing processes that when fully implemented will ensure the portfolio of Mortgage Loans Held for Sale is complete prior to delivery to the third party valuation firm.  At each month-end a reconciliation will be performed to ensure the loans held for sale included in file sent to the third party valuation firm reconciles to the Corporation’s internal subledger.  This internal subledger of loans held for sale will be reconciled to the Corporation’s general ledger.  These reconciliations will be reviewed by management monthly to ensure timely completion and that reconciling items, if any are appropriately addressed.

As of the date of this Amendment, management continues their ongoing efforts to correct and revise the existing processes surrounding the material weaknesses described above.  Additional changes will be implemented as determined necessary.

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of June 30, 2009, as evidenced by a material weakness that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of newly identified material weakness in internal controls.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales by the Corporation of unregistered securities during the three months ended June 30, 2009.

The following table provides the total repurchases made by the Company during the three months ended June 30, 2009:

Period	Total Number of Shares (or Units) Purchased (a) (1)	Average Price Paid per Share (or Unit) (b) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c) (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d) (2)
April 1 to April 30, 2009	—	—	—	$10,000,000
May 1 to May 31, 2009	—	—	—	$10,000,000
June 1 to June 30, 2009	519	$11.40	—	$10,000,000
Total	519	$11.40	—	—

(1)   Pursuant to the trust agreement between the Corporation and the trustee, these shares were repurchased from our 401(k) Plan. The purchase price was the average between the bid and the ask on the repurchase date.

(2)   We announced on November 16, 2007, a program to repurchase up to $10.0 million of our Common Stock. This program expires in November 2009.  This program replaced a previous program that expired in October 2007.

Item 3.                                                           Defaults upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on May 5, 2009 (the “Meeting”).  Notice of the Meeting was mailed to shareholders of record on or about April 10, 2009, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated there under.

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

31.1                           Rule 13a-14(a) Certification of the President and Chief Executive Officer*

31.2                           Rule 13a-14(a) Certification of the Interim Chief Financial Officer*

32.1                           Section 906 Certification of the President and Chief Executive Officer*

32.2                           Section 906 Certification of the Interim Chief Financial Officer*

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

31.1                           Rule 13a-14(a) Certification of the President and Chief Executive Officer*

31.2                           Rule 13a-14(a) Certification of the Interim Chief Financial Officer*

32.1                           Section 906 Certification of the President and Chief Executive Officer*

32.2                           Section 906 Certification of the Interim Chief Financial Officer*

*Filed herewith