Form 10-Q/A
period 2009-09-30
FIRST CHESTER COUNTY CORP
filed 2010-07-27
CIK 744126

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

EXPLANATORY NOTE

First Chester County Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report for the quarter ended September 30, 2009 (this “Amendment”) to amend and restate the Corporation’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2009 (the “Original Filing”).

As reported in the Original Filing, management identified a material weakness in the Corporation’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans.  The Bank’s policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses at June 30, 2009.  Management also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not.  As a result of the June 30, 2009 Allowance for Loan and Lease Losses shortfall of $3.5 million, amounts originally recorded as Provision for Loan and Lease Losses for the three months ended September 30, 2009 were restated to the three month period ended June 30, 2009.  This restatement created a material misstatement in the Consolidated Statements of Operations for the three months ended September 30, 2009, as well as related footnote disclosures as reported in the Original Filing.

Management concluded that the Provision for Loan and Lease Losses for the three months ended September 30, 2009 should decrease $3.5 million and increase $56,000 for the nine months ended September 30, 2009.

Subsequent to the year ended December 31, 2009, management identified a material weakness in internal controls related to the Corporation’s process to review the valuation of Mortgage Loans Held for Sale.  Mortgage Loans Held for Sale represent mortgage loans originated by the Corporation and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by the Corporation, the mortgage loan is typically warehoused for a period of time and then sold into the secondary market. While in this warehouse phase, mortgage loans held for sale are recorded at fair value under the fair value option with changes in fair value recognized through earnings.  An error was identified in the Corporation’s process to properly identify a certain population of loans held for sale prior to sending the loan details to the Corporation’s third party valuation firm.  As such, the Corporation erroneously excluded from the population to be fair valued, loans which were identified for sale but for which the Corporation was awaiting the consideration from the counterparty to complete the sales transaction.   These particular loans were correctly classified as loans held for sale on the Consolidated Balance Sheet at September 30, 2009; however the unrealized gain associated with these loans was not reflected in the Consolidated Balance Sheet and the Statement of Operations. This error resulted in an understatement in the carrying amount of loans held for sale at September 30, 2009, as well as an understatement  net income for the three and nine months ended June 30, 2009.  As a result of the material weakness noted above, the Corporation underreported in the Original Filing net gains from mortgage banking by $1.5 million and $2.7 million for the three and nine months ended September 30, 2009, respectively.   Mortgage Loans Held for Sale reported on the September 30, 2009 Consolidated Balance Sheet were understated $2.7 million in the Original Filing.

As of the date of this Amendment, management is continuing their ongoing efforts to correct, revise and test the processes surrounding the material weaknesses described above.  Additional changes will be implemented as determined necessary.

The decision to restate the third quarter financial statements was approved by the Board of Directors of First Chester County Corporation on March 18, 2010.

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

Based on the foregoing, only the following items have been amended:

•                  Part I – Financial Information

•                  Item 1 – Financial Statement

•                  Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Item 3 – Quantitative and Qualitative Disclosures About Market Risk

•                  Item 4 – Controls and Procedures

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

i

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2009	2008
	(Unaudited – Restated)
ASSETS
Cash and due from banks	$19,107	$24,939
Federal funds sold and other overnight investments	2,347	4,884
Interest bearing deposits	1,497	65,327
Total cash and cash equivalents	22,951	95,150

Investment securities available-for-sale, at fair value	89,866	114,584

Mortgage loans held for sale	190,201	90,940

Loans and leases	957,502	940,083
Less: allowance for loan and lease losses	(23,490)	(10,335)
Net loans and leases	934,012	929,748

Premises and equipment, net	23,142	22,076
Net deferred tax asset	10,854	8,585
Due from mortgage investors	—	9,036
Bank owned life insurance	1,437	1,398
Goodwill	8,079	5,906
Other real estate owned	3,062	1,872
Other assets	24,809	20,883
Total assets	$1,308,413	$1,300,178
LIABILITIES
Deposits
Non-interest-bearing	$153,299	$146,248
Interest-bearing (including certificates of deposit over $100 of $173,135 and $100,018 at September 30, 2009 and December 31, 2008, respectively)	832,815	868,944
Total deposits	986,114	1,015,192
Federal Home Loan Bank advances and other borrowings	202,123	171,170
Subordinated debentures	20,795	15,465
Other liabilities	16,271	13,034
Total liabilities	1,225,303	1,214,861

Commitments and contingencies — See Note 14

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; Outstanding, 6,331,975 at September 30, 2009 and December 31, 2008	6,332	6,332
Additional paid-in capital	23,515	24,708
Retained earnings	52,321	57,899
Accumulated other comprehensive loss	(523)	(3,292)
Treasury stock, at cost: 24,200 shares and 92,931 shares at September 30, 2009 and December 31, 2008, respectively	(374)	(1,815)
Total First Chester County Corporation stockholders’ equity	81,271	83,832
Non-controlling interests	1,839	1,485
Total stockholders’ equity	83,110	85,317

Total liabilities and stockholders’ equity	$1,308,413	$1,300,178

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands - except per share)	2009	2008	2009	2008
	(Restated)		(Restated)
INTEREST INCOME
Loans and leases, including fees	$13,565	$12,418	$40,136	$36,836
Mortgage loans held for sale	2,866	3	7,805	9
Investment securities	764	1,255	2,991	3,836
Federal funds sold and deposits in banks	5	200	50	1,068
Total interest income	17,200	13,876	50,982	41,749

INTEREST EXPENSE
Deposits	3,512	3,647	11,866	12,099
Subordinated debt	295	209	721	683
Federal Home Loan Bank and other borrowings	1,559	1,470	4,712	4,390
Total interest expense	5,366	5,326	17,299	17,172

Net interest income	11,834	8,550	33,683	24,577

Provision for loan and lease losses	11,222	290	17,693	950
Net interest income after provision for loan and lease losses	612	8,260	15,990	23,627

NON-INTEREST INCOME
Wealth management and advisory services	965	994	2,931	3,069
Service charges on deposit accounts	669	657	1,960	1,853
Gains on sales of investment securities, net	1	89	1	273
Operating lease rental income	314	328	999	967
Net gains (losses) on fixed assets and OREO	162	(123)	279	(33)
Loan fees and other	738	118	3,574	298
Net gain from mortgage banking activities	11,735	33	37,172	197
Bank owned life insurance	13	46	39	203
Asset impairment	(1,576)	(1,267)	(1,576)	(1,267)
Other	521	452	1,574	1,395
Total non-interest income	13,542	1,327	46,953	6,955

NON-INTEREST EXPENSE
Salaries and employee benefits	14,948	4,847	42,718	13,845
Occupancy, equipment and data processing	3,207	1,434	8,877	4,342
Depreciation expense on operating leases	259	273	828	799
FDIC deposit insurance	422	136	1,897	347
Bank shares tax	207	207	674	592
Professional services	2,039	449	4,962	1,368
Marketing	337	171	1,161	704
Other real estate expense	35	12	142	16
Other	1,923	1,103	5,580	3,071

Total non-interest expense	23,377	8,632	66,839	25,084

(Loss) income before income taxes	(9,223)	955	(3,896)	5,498

INCOME TAXES	(3,273)	148	(2,073)	1,329

Net (loss) income including noncontrolling interests	$(5,950)	$807	$(1,823)	$4,169

Less: Net income from non-controlling interests	494	—	1,363	—

NET (LOSS) INCOME FOR FIRST CHESTER COUNTY CORPORATION	$(6,444)	$807	$(3,186)	$4,169

PER SHARE DATA
Net (loss) income per share (Basic)	$(1.02)	$0.16	$(0.51)	$0.80
Net (loss) income per share (Diluted)	$(1.02)	$0.16	$(0.51)	$0.80
Dividends declared	$0.140	$0.140	$0.420	$0.420

Basic weighted average shares outstanding	6,306,889	5,188,562	6,272,682	5,184,173
Diluted weighted average shares outstanding	6,306,899	5,197,787	6,272,682	5,200,200

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009 (Restated)	2008
OPERATING ACTIVITIES
Net(loss) income	$(3,186)	$4,169
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,728	1,848
Provision for loan and lease losses	17,693	950
Amortization of investment security premiums and accretion of discounts, net	300	250
Amortization of deferred loan fees	(728)	(570)
Losses on sales of investment securities available for sale, net	(1)	(273)
Net (gain) loss from on fixed assets and OREO	(279)	33
Net gain from mortgage banking activities	(37,172)	(197)
Proceeds from the sale of mortgage loans held for sale	1,897,596	12,038
Origination of mortgage loans held for sale	(1,950,649)	(12,303)
Net cash paid for the settlement of derivative contracts	(277)	—
Stock-based compensation expense	147	132
Loss on investment securities	1,576	850
Increase in other assets	(15,540)	(824)
Increase (decrease) in other liabilities	2,369	(1,645)

Net cash (used in) provided by operating activities	(85,423)	4,458

INVESTING ACTIVITIES
Net increase in loans	(24,587)	(64,589)
Proceeds from the sale of portfolio loans	3,479	—
Proceeds from sales of investment securities available-for-sale	33,641	21,414
Proceeds from maturities prepayments and calls of investment securities available-for-sale	10,048	11,877
Purchases of investment securities available-for-sale	(16,649)	(42,557)
Purchase of BOLI (Bank Owned Life Insurance)	—	(10,000)
Proceeds from the sale of OREO	5,060	—
Purchase of premises and equipment	(3,794)	(3,752)
Proceeds from the sale of premises and equipment	114	119

Net cash provided by (used in) investing activities	7,312	(87,488)

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	354	—
Increase in short term Federal Home Loan Bank and other short term borrowings	49,700	—
Increase in long term Federal Home Loan Bank and other borrowings	58,300	111,500
Repayment of long term Federal Home Loan Bank and other borrowings	(77,047)	(78,300)
Proceeds from issuance of subordinated debentures	5,330	—
Net(decrease) increase in deposits	(29,077)	56,621
Cash dividends paid	(1,759)	(2,179)
Net treasury stock transactions	111	26

Net cash provided by financing activities	5,912	87,668

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,199)	4,638

Cash and cash equivalents at beginning of period	95,150	53,360

Cash and cash equivalents at end of period	$22,951	$57,998

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling	Total Stockholders’	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Income/(loss)	Stock	Interest	Equity	Income

Balance January 1, 2008	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	—	$67,979

Net income	—	—	—	4,169	—	—	—	4,169	4,169
Cash dividends declared	—	—	—	(2,179)	—	—	—	(2,179)	—
Other comprehensive income
Net unrealized losses on investment securities Available-for-sale	—	—	—	—	(2,775)	—	—	(2,775)	(2,775)
Treasury stock transactions	—	—	(719)	—	—	746	—	27	—
Stock based compensation			132					132
Total comprehensive income									$1,394

Balance September 30, 2008	5,279,815	$5,280	$10,526	$57,337	$(3,982)	$(1,808)	—	$67,353

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	$1,485	$85,317

Cumulative effect adjustment under FASB no. 156				240				240
Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(1,009)	(1,009)
Net income (loss) (restated)	—	—	—	(3,186)	—	—	1,363	(1,823)	(1,823)
Cash dividends declared	—	—	—	(2,632)	—	—	—	(2,632)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized gains on investment securities available-for-sale	—	—	—	—	2,769	—	—	2,769	2,769
Treasury stock transactions	—	—	(1,330)	—	—	1,441	—	111	—
Stock based Compensation	—	—	147	—	—	—	—	147	—
Stock based Compensation Tax Benefit	—	—	(10)	—	—	—	—	(10)	—
Total comprehensive loss (restated)									$946

Balance September 30, 2009 (restated)	6,331,975	$6,332	$23,515	$52,321	$(523)	$(374)	$1,839	$83,110

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AS RESTATED

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

Restatement of Previously Issued Financial Statements

During the preparation of our consolidated financial statements for the nine months ended September 30, 2009, the Corporation determined that the allowance for loan and lease losses (“ALLL”) was understated.  This has resulted in a material misstatement of net income(loss) as of and for the three and nine month periods ended September 30, 2009.

As previously disclosed, management identified a material weakness in the Corporation’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans.  The weakness caused a failure to accurately identify problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio.  This caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses and the Provision for Loan and Lease Losses during the second quarter ending June 30, 2009.  As a result of a June 30, 2009 Allowance shortfall, amounts recorded as Provision for the three months ended September 30, 2009 were reclassed to the three month period ended June 30, 2009.  The Allowance for Loan and Lease Losses and Provision for Loan and Lease Losses were increased from amounts previously reported due to this weakness.

In addition, during the preparation of our consolidated financial for the year ended December 31, 2009, the Corporation identified an error in its accounting for the fair value adjustment to its loans held for sale portfolio, resulting in an adjustment to net income for the three and nine months ending September 30, 2009 related to the Corporation’s process for establishing the fair value of loans held for sale (primarily the residential loan portfolio).  The Corporation erroneously excluded from the population to be valued, loans which were identified for sale to a third party but for which the Corporation was awaiting the final approval and agreement from the counterparty to complete the transaction.  The

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Corporation’s policy is to continue to record the loans in this portfolio-segment as loans held for sale until the criteria for sale are met and to record loans held for sale at fair value.

As a result of these errors, the Company’s Board of Directors, in consultation with management and its Audit Committee, determined that the consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 could no longer be relied upon. Accordingly, we have restated our unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2009 to record the adjustments for the corrections of these errors.  As a result of the restatement, the following financial statement line items were adjusted (dollars in thousands, except per share amounts):

	September 30, 2009
	As Reported	Adjustment	As Restated
Statement of Financial Condition
Assets
Mortgage loans held for sale	187,521	2,680	190,201
Allowance for possible loan losses	(23,434)	(56)	(23,490)
Net loans and leases	934,068	(56)	934,012
Net deferred tax asset	11,746	(892)	10,854
Total Assets	1,306,681	1,732	1,308,413

Liabilities and Stockholders’ Equity
Retained earnings	50,589	1,732	52,321
Total First Chester County Corporation Stockholders’ equity	79,539	1,732	81,271
Total stockholders’ equity	81,378	1,732	83,110
Total liabilities and stockholders’ equity	1,306,681	1,732	1,308,413

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Operations

Provision for loan and lease losses	14,678	(3,456)	11,222	17,637	56	17,693
Net interest income after provision for loan and lease losses	(2,844)	3,456	612	16,046	(56)	15,990
Net gains from mortgage banking activities	10,231	1,504	11,735	34,492	2,680	37,172
Total non-interest income	12,038	1,504	13,542	44,273	2,680	46,953
Loss before income taxes and cumulative effect of change in accounting for income taxes	(14,183)	4,960	(9,223)	(6,520)	2,624	(3,896)
Income Taxes	(4,960)	1,687	(3,273)	(2,965)	892	(2,073)
Net Loss	(9,223)	3,273	(5,950)	(3,555)	1,732	(1,823)
Net loss attributable to First Chester County Corporation	(9,717)	3,273	(6,444)	(4,918)	1,732	(3,186)
Net (loss) income per share (Basic)	(1.54)	0.52	(1.02)	(0.78)	0.27	(0.51)
Net (loss) income per share (Diluted)	(1.54)	0.52	(1.02)	(0.78)	0.27	(0.51)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 30, 2009
	As Reported	Adjustment	As Restated
Statement of Cash Flows

Net (loss) income	(4,918)	1,732	(3,186)
Provision for loan losses	17,637	56	17,693
Net gain from mortgage banking activities	(34,492)	(2,680)	(37,172)
Increase in other assets (DTA)	(16,432)	892	(15,540)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying transactions that are not orderly. This new guidance was incorporated into the FASB Codification under ASC 820-10 — “Fair Value Measurements and Disclosures” and provides guidance for estimating fair value in accordance with previously existing fair value guidance when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new guidance of ASC 820-10 in June 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Proceeds from the sale of investment securities available for sale for the three and nine months ended September 30, 2009 were $33.6 million and $866,000, respectively. Proceeds from the sale of investment securities available for sale for the three and nine months ended September 30, 2008 were $8.2 million and $21.4 million, respectively.  Gross gains from the sale of investment securities for the three and nine month periods ended September 30, 2009 were $1,000 and $392,000, respectively.  Gross losses for the same period in 2009 were $0 and $391,000, respectively.  Gross gains from the sales of investment securities for the three and nine month periods ended September 30, 2008 were $89,000 and $370,000, respectively.  Gross losses for the same period were $0 and $97,000, respectively.  These securities were sold at fair values which approximated the Corporation’s amortized cost.  The Corporation uses the specific identification method to determine the cost of the securities sold. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $77.7 million at September 30, 2009 and $89.0 million at December 31, 2008. There were no securities held from a single issuer that represented more than 10% of stockholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009.

(Dollars in thousands)

	Less than 12 months			12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
US Government agency notes	1	$2,307	$(7)	$—	$—	$2,307	$(7)

Collateralized mortgage obligations — Residential	3	7	—	765	(252)	772	(252)
Collateralized mortgage obligations — Commercial	1	—	—	593	(411)	593	(411)

Corporate debt securities	8	—	—	9,421	(1,791)	9,421	(1,791)

Bank equity securities	2	3	(1)	225	(26)	228	(27)

Total temporarily impaired investment securities	15	$2,317	$(8)	$11,004	$(2,480)	$13,321	$(2,488)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

	Less than 12 months			12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
US Government agency mortgage-backed securities	6	$6,253	$(100)	$536	$(2)	$6,789	$(102)

Collateralized mortgage obligations — Residential	3	429	(402)	767	(24)	1,196	(426)
Collateralized mortgage obligations — Commercial	1	—	—	409	(594)	409	(594)

Corporate debt securities	21	17,176	(1,575)	7,227	(2,477)	24,403	(4,052)

Bank equity securities	5	—	—	1,620	(892)	1,620	(892)

Total temporarily impaired investment securities	36	$23,858	$(2,077)	$10,559	$(3,989)	$34,417	$(6,066)

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

4.            LOANS AND LEASES, AS RESTATED

The following charts present information about major loan classifications as well as impaired loans and lease balances as of September 30, 2009 and December 31, 2008:

September 30, 2009

(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans
		(Restated)	(Restated)	(Restated)
Commercial loans	$346,174	$18,356	28	$2,957
Real estate — commercial	298,495	9,673	9	4,298
Real estate — commercial construction	66,255	2,300	2	85
Real estate — residential	79,793	1,004	3	250
Real estate — residential construction	40,604	4,086	12	1,725
Consumer loans	123,447	1,542	28	283
Lease financing receivables	2,734	350	6	119

Totals	$957,502	$37,311	88	$9,717

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008

				Specific
				Allowance
		Impaired	Number of	on
	Loan	Loan	Impaired	Impaired
(Dollars in thousands)	Balance	Balance	Loans	Loans

Commercial loans	$327,472	$3,632	20	$285
Real estate — commercial	280,549	1,650	2	126
Real estate — commercial construction	69,057	—	—	—
Real estate — residential	87,413	3,876	13	350
Real estate — residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,514	69	$856

The following chart presents changes in the allowance for loan and lease losses for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009 (Restated)	2008
Balance at beginning of year	$10,335	$7,817
Provision charged to operating expenses	17,693	950
Recoveries	339	233
Loans charged-off	(4,549)	(423)
Allowance adjustment — Other	(328)	60
Balance at end of year	$23,490	$8,637

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of derivative instruments not designated as hedging instruments under FASB ASC 815-10 at December 31, 2008 are presented in the following table:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
(Dollars in thousands)	Location	Value	Value	Location	Value	Value

Mandatory forward sales commitments	Other assets	$—	$—	Other Liabilities	$583	$30,250
Best efforts forward sales commitments	Other assets	—	—	Other Liabilities	35	84,282
Interest rate lock commitments	Other assets	412	23,064	Other Liabilities	—	—

8.            EARNINGS (LOSS) PER SHARE, AS RESTATED

Three Months ended September 30, 2009

	Loss
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
	(Restated)		(Restated)
Basic loss per share
Net loss available to common stockholders	$(6,444)	6,306,889	$(1.02)
Effect of Dilutive Securities
Options to purchase common stock	—	—
Diluted loss per share
Net loss available to common stockholders	$(6,444)	6,306,889	$(1.02)

(1)          234,109 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Nine Months ended September 30, 2009

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
	(Restated)		(Restated)
Basic loss per share
Net loss available to common stockholders	$(3,186)	6,272,682	$(0.51)
Effect of Dilutive Securities
Options to purchase common stock	—	—
Diluted loss per share
Net loss available to common stockholders	$(3,186)	6,272,682	$(0.51)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

9.         COMPREHENSIVE INCOME (LOSS) , AS RESTATED

Components of comprehensive income (loss) are presented in the following chart:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$4,425	$(1,519)	$5,771	$(3,627)
Reclassification adjustment	(1,575)	(761)	(1,575)	(577)
Net unrealized gain (loss)	2,850	(2,280)	4,196	(4,204)
Other comprehensive income (loss) before taxes	2,850	(2,280)	4,196	(4,204)
Income tax (expense) benefit	(969)	775	(1,427)	1,429
Other comprehensive income (loss)	1,881	(1,505)	2,769	(2,775)
Net (loss) income including non-controlling interests	(5,950)	807	(1,823)	4,169
Comprehensive (loss) income	(4,069)	(698)	946	1,394
Comprehensive income attributable to non-controlling interests	(494)	—	(1,363)	—
Comprehensive (loss) income for First Chester County Corporation	$(4,563)	$(698)	$(417)	$1,394

10.       FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS, AS RESTATED

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

FASB ASC 820-10 describes three levels of inputs that may be used to measure fair value:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The table below presents the balance of assets and liabilities at September 30, 2009, measured at fair value on a recurring basis:

Dollars in thousands

	Level 1	Level 2	Level 3	Total
		(Restated)		(Restated)
Assets
Investment securities available for sale	$1,113	$88,753	$—	$89,866
Loans held for sale	—	190,201	—	190,201
Mortgage servicing rights	—	—	614	614
Interest rate lock commitments	—	—	2,411	2,411
Liabilities
Mandatory Forward Sales Commitments	—	903	—	903

The aggregate unpaid principal balance of mortgage loans held for sale is $190.2 million.

The table below presents the balance of assets and liabilities at September 30, 2009, measured at fair value on a nonrecurring basis:

Dollars in thousands

	Level 1	Level 2	Level 3	Total
			(Restated)	(Restated)
Impaired loans & leases	$—	$—	$27,594	$27,594

OREO	—	—	3,062	3,062

The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Dollars in thousands

	Mortgage Servicing Rights	Interest Rate lock Commitments	Loans	OREO
			(Restated)
Beginning balance	$239	$412	$9,658	$1,872
Net transferred into (out of) level 3	321	1,999	26,502	1,190
Net unrealized gains (losses)	54	—	(8,566)	—
Ending Balance	$614	$2,411	$27,594	$3,062

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair values and carrying amounts of the balance sheet are summarized as follows:

(Dollars in thousands)

	September 30, 2009		December 31, 2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
		(Restated)
Financial Assets
Cash and cash equivalents	$22,951	$22,951	$95,150	$95,150
Investment securities available-for-sale	89,866	89,866	114,584	114,584
Loans held for sale	187,521	190,201	90,940	90,940
Gross loans and leases	1,028,522	957,502	1,042,799	940,083
Due from mortgage investors	—	—	9,036	9,036
Mortgage servicing rights	614	614	239	239
Derivative instruments	2,411	2,411	412	412

Financial Liabilities
Deposits with no stated maturities	539,461	591,484	524,737	563,501
Deposits with stated maturities	392,819	394,630	451,691	451,691
FHLB and other borrowings	199,378	202,123	167,766	171,170
Subordinated debentures	20,795	20,795	15,465	15,465
Derivative instruments	903	903	618	618

Off-Balance-Sheet
Commitments to extend credit and outstanding letters of credit	238,812	—	244,033	—

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

The Corporation’s Mortgage Banking segment operates under the trade name, “American Home Bank, a division of First National Bank of Chester County,” referred to herein as the “AHB Division”. Its principal activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. The AHB Division retains the servicing on a portion of the loans that it sells.  The AHB Division also holds some residential mortgage and residential construction loans for investment. The AHB Division was formed on December 31, 2008 following the acquisition of American Home Bank, National Association.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(Dollars in thousands)

	As of and for the three months ended September 30, 2009
	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated
	(Restated)	(Restated)	(Restated)
Total assets	$979,079	$329,334	$1,308,413

Net interest income	$8,870	$2,964	$11,834

Total non-interest income	$973	$12,569	$13,542
Total non-interest expense	$9,964	$13,413	$23,377

Net loss	$(6,484)	$40	$(6,444)

(Dollars in thousands)

	As of and for the nine months ended September 30, 2009
	Community Banking	Mortgage Banking
	Segment	Segment	Consolidated
	(Restated)	(Restated)	(Restated)
Total assets	$979,079	$329,334	$1,308,413

Net interest income	$25,780	$7,903	$33,683

Total non-interest income	$6,092	$40,861	$46,953
Total non-interest expense	$29,452	$37,387	$66,839

Net (loss) income	$(8,255)	$5,069	$(3,186)

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

(Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	298,034	$15.43		$—
Granted	—
Exercised	—
Forfeited	—
Expired	(63,925)	$14.09
Outstanding at September 30, 2009	234,109	$15.80	3.56	$—
Exercisable at September 30, 2009	234,109	$15.80	3.56	$—

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Corporation reported a net loss of $6.4 million for the three months ended September 30, 2009 as compared to $807,000 of net income for the three months ended September 30, 2008. Diluted loss per share for the three months ended September 30, 2009 was $1.02 compared to diluted earnings per share of $0.16 for the same period in 2008. Cash dividends declared for the three months ended September 30, 2009 were $0.14 per share compared to $0.14 per share for the three months ended September 30, 2008.

The Corporation reported a net loss of $3.2 million for the nine months ended September 30, 2009 as compared to $4.2 million of net income for the nine months ended September 30, 2008. Diluted loss per share for the nine months ended September 30, 2009 were $0.51 compared to diluted earnings per share of $0.80 for the same period in 2008.  Cash dividends declared for the nine months ended September 30, 2009 were $0.42 per share compared to $0.42 per share for the nine months ended September 30, 2008.

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

SELECTED RATIOS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Return on Average Assets	(1.90)%	0.32%	(0.32)%	0.57%
Return on Average Equity	(28.43)%	4.65%	(4.80)%	8.03%
Dividend Payout Ratio	(13.70)%	89.96%	(82.61)%	52.27%
Book Value Per Share	$13.18	$12.98	$13.18	$12.98

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

Interest income on loans held for sale increased to $2.9 million during the three month period ended September 30, 2009.  For the nine month period ended September 30, 2009, interest income on loans held for sale increased to $7.8 million.  These increases were due to a significant increase in the average loans held for sale balance.  Average loans held for sale for the three and nine months periods ended September 30, 2009 were $236.6 million and $218.1 million as compared to approximately $377,000 and $568,000 for the same periods in 2008. This increase was due to increased volume in residential mortgage loan originations resulting from the AHB acquisition. $89.5 million of loans held for sale were acquired at December 31, 2008 through the acquisition. The increase in the average balance during 2009 as compared to the December 31, 2008 level was attributable to an increase in residential mortgage origination volume throughout 2009. The increase in origination volume was caused by the refinancing boom driven by low interest rates.

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio increased 9.3% or $1.2 million to $13.7 million for the three month period ended September 30, 2009 compared to $12.5 million for the three months ended September 30, 2008.  For the nine month period ended September 30, 2009, interest income on loans, on a tax equivalent basis increased 9.0% or $3.3 million when compared to the same period in 2008.  These increases in interest income for the three and nine month periods ended September 30, 2009 were primarily due to a $151.1 million or 18.9% increase in average loans outstanding for the three month period and a $171.9 million or 22.2% increase in average loans outstanding for the nine month period as compared to the same periods in 2008. These increases in average loan balances were primarily due to the AHB acquisition. $110.9 million of loans were acquired at December 31, 2008 through the acquisition. The impact from the increase in average loan balances was partially offset by a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 52 and 69 basis points to 5.72% and 5.73% for the three and nine month periods ended September 30, 2009 from 6.24% and 6.42% for the same periods in 2008. This rate decrease is the result of Federal Reserve actions to reduce market interest rates.

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

During the three and nine months ended September 30, 2009, the Corporation recorded $11.2 million and $17.7 million in provision for loan and lease losses, respectively, as compared to $290,000 and $950,000 for the same period in 2008. The increase in the provision for loan losses in the three and nine months ended September 30, 2009 can be attributed to uncertainty in the economic environment, increased trends in delinquency, non-accruals, and other impaired loans, as well as depreciated values of collateral supporting such loans.  Charge-offs also continued to increase due to diminished operating cash flows of our borrowers.  The percentage of non-performing loans to gross loans was 3.66% at September 30, 2009 compared to 1.21% at December 31, 2008 and 0.40% at September 30, 2008. The allowance for loan and lease losses as a percentage of gross loans and leases at September 30, 2009 was 2.45% compared to 1.10% at December 31, 2008 and 1.07% at September 30, 2008. Net charge-offs for the three and nine months ended September 30, 2009 were $3.1 million and $4.2 million compared to $111,000 and $190,000 for the same periods in 2008.

Additional information about the material weakness in internal control surrounding the Allowance for Loan and Leases losses identified by Management and our remediation plan is provided in Item 4, “Controls and Procedures.”

The following chart presents an analysis of the Allowance for Loan and Lease Losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Balance at beginning of period	$15,528	$8,433	$10,335	$7,817

Provision charged to operating expense	11,222	290	17,693	950

Recoveries of loans previously charged-off	90	36	339	233
Loans charged-off	(3,183)	(147)	(4,549)	(423)
Net loan charge-offs	(3,093)	(111)	(4,210)	(190)

Allowance other adjustment (1)	(167)	25	(328)	60

Balance at end of period	$23,490	$8,637	$23,490	$8,637

Period-end loans outstanding	$957,502	$808,621	$957,502	$808,621
Average loans outstanding	$949,263	$798,195	$944,851	$772,933

Allowance for loan and lease losses as a percentage of period-end loans outstanding	2.45%	1.07%	2.45%	1.07%
Net charge-offs to average loans outstanding	0.33%	0.01%	0.45%	0.02%

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

The following chart presents detailed information regarding non-performing loans and leases and OREO:

(Dollars in thousands)

	September 30,		December 31,
	2009	2008	2008
	(Restated)
Past due over 90 days and still accruing	$—	$209	$870
Non-accrual loans and leases (1)	15,787	3,057	10,514
Restructured and other impaired loans	21,524	—	—
Total non-performing loans and leases	37,311	3,266	11,384

Other real estate owned	3,062	346	1,872
Total non-performing assets	$40,373	$3,612	$13,256

Non-performing loans and leases as a percentage of total loans and leases	3.90%	0.40%	1.21%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	62.96%	264.43%	90.78%

Non-performing assets as a percentage of total loans and other real estate owned	4.20%	0.45%	1.41%

Allowance for loan and lease losses as a percentage of non-performing assets	58.18%	239.12%	77.96%

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

The Corporation examines loans individually when it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assess for impairment. The average recorded balance of impaired loans was $17.1 million and $2.2 million at September 30, 2009 and 2008, respectively.  Interest income recognized during the time within the period that the loans were impaired was $258,000 for the nine months ended September 30, 2009. There was no interest income recorded on impaired loans for the same period ending September 30, 2008 as all impaired loans were also non-accrual.

Included in the September 30, 2009 non-performing loans and leases were $21.5 million of restructured and other impaired loans.  Included in this balance was $5.8 million of loans to one commercial relationship for which the original loan terms have been modified due to the borrower’s financial difficulties.  As of September 30, 2009 these loans were performing under the re-negotiated terms and are not classified as non-accrual.  These loans are classified as commercial real estate and the Corporation has allocated a specific reserve of $2.7 million at September 30, 2009.  Also included in restructured and other impaired are two loans to one commercial relationship that total $8.1 million and five loans to another commercial relationship that total $4.0 with a specific reserves of $2.0 million and $0.0 respectively. The loans are currently performing but have been evaluated by management and deemed impaired.  Management continues to closely monitor these relationships.

As a recurring part of its portfolio management program, the Corporation has identified approximately $60.0 million in potential problem loans at September 30, 2009.  Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At September 30, 2009, potential problem loans primarily consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The following charts present additional information about impaired loans and lease balances as of September 30, 2009 and December 31, 2008:

September 30, 2009

(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans
		(Restated)	(Restated)	(Restated)
Commercial loans	$346,174	$18,356	28	$2,957
Real estate — commercial	298,495	9,673	9	4,298
Real estate — commercial construction	66,255	2,300	2	85
Real estate — residential	79,793	1,004	3	250
Real estate — residential construction	40,604	4,086	12	1,725
Consumer loans	123,447	1,542	28	283
Lease financing receivables	2,734	350	6	119

Totals	$957,502	$37,311	88	$9,717

December 31, 2008

		Impaired	Number of	Specific
	Loan	Loan	Impaired	Allowance
(Dollars in thousands)	Balance	Balance	Loans	on Impaired

Commercial loans	$327,472	$3,632	20	$285
Real estate — commercial	280,549	1,650	2	126
Real estate — commercial construction	69,057	—	—	—
Real estate — residential	87,413	3,876	13	350
Real estate — residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,514	69	$856

NON-INTEREST INCOME. AS RESTATED

Total non-interest income increased $12.2 million to $13.5 million for the three months ended September 30, 2009, compared to $1.3 million for the same period in 2008.  Total non-interest income increased $40.0 million to $47.0 million for the nine months ended September 30, 2009, compared to $7.0 million for the same period in 2008.

Of these increases in non interest income, net gain from mortgage banking activity accounted for $11.7 million and $37.2 million for the three and nine months ended September 30, 2009, respectively. Net gain from mortgage banking activities relates to the Mortgage Banking segment and consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments. The increase in the net gain from mortgage banking activities from the same periods in 2008 was primarily from the addition of the AHB’s residential mortgage operations.

The distinguishing activity within the Mortgage Banking segment is the origination and sale of residential mortgage and construction loans. This activity drives the net gain on mortgage banking activity line of the income statement. For the three and nine months ended September 30, 2009, this line was positively impacted by the actions of the Federal Reserve to reduce market rates.  These actions resulted in mortgage interest rates declining, beginning in December 2008.  The decline in rates was advantageous to consumers, leading many borrowers to refinance their existing mortgage loan.  The increase in refinance activity reduced the negative impact from weak new and existing home sale sectors.  The Mortgage Banking segment originated $1.95 billion of loans during the nine months ended September 30, 2009 with refinance activity accounting for 64%, or $1.25 billion of the total.  Loans for the purchase of new or existing homes totaled $645 million, or 33% of total originations, while loans to individual borrowers for construction of single-family residences were $52 million, or 3% of total originations.

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

Professional services expense increased $1.6 million to $2.0 million for the three month period ended September 30, 2009 from $449,000 for the same period in 2008.  Professional services expense increased $3.6 million or 262.7% to $5.0 million for the nine month period ended September 30, 2009 from $1.4 million for the same period in 2008.  Approximately

$1.0 million and $2.8 million of the increase in professional fees are due to increased legal, consulting and audit fees from the addition of AHB’s operations. The balance of the increase was due to increased legal, audit and consulting fees related to the integration of AHB, as well as other company initiatives.

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

INCOME TAXES, AS RESTATED

Income tax expense for the three months ended September 30, 2009 was a $3.3 million benefit compared to approximately $148,000 of expense for same period in 2008. Income tax expense was a $2.1 million benefit for the nine months ended September 30, 2009, compared to a $1.3 million expense for the same periods in 2008. Income tax expense is negative for the three and nine month periods in 2009 because of a net operating loss combined with the effect of permanent tax benefit items.

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

(Dollars in thousands)

		Two	Over
	Within	through	five	Non-rate
	one year	five years	years	sensitive	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Federal funds sold and overnight investments	$2,347	$—	$—	$—	$2,347
Investment securities	58,706	14,858	4,173	12,129	89,866
Interest bearing deposits in banks	1,497	—	—	—	1,497
Loans held for sale	190,201	—	—	—	190,201
Net loans and leases	396,012	402,514	158,976	(23,490)	934,012
Cash and due from banks	—	—	—	19,107	19,107
Premises and equipment	—	—	—	23,142	23,142
Other assets	—	—	—	48,241	48,241
Total assets	$648,763	$417,372	$163,149	$79,129	$1,308,413

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$—	$—	$—	$153,299	$153,299
Interest bearing deposits	791,799	33,809	7,208	—	832,816
FHLB advances and other Borrowings	128,107	74,016	—	—	202,123
Subordinated debentures	15,465	—	5,330	—	20,795
Other liabilities	—	—	—	16,270	16,270
Capital	—	—	—	83,110	83,110
Total liabilities & capital	$935,371	$107,825	$12,538	$252,679	$1,308,413
Net interest rate sensitivity gap	$(286,608)	$309,547	$150,611	$(173,550)
Cumulative interest rate sensitivity gap	$(286,608)	$20,259	$150,611	$—
Cumulative interest rate sensitivity gap divided by total assets	(21.9)%	1.6%	11.5%

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

				“Well
			As of	Capitalized”
	As of September 30,		December 31,	Requirements
	2009	2008	2008	(1)
	(Restated)
Corporation
Leverage Ratio	7.15%	8.66%	9.87%	N/A
Tier I Capital Ratio	9.12%	10.04%	9.14%	N/A
Total Risk-Based Capital Ratio	10.39%	11.10%	10.15%	N/A
Bank
Leverage Ratio	7.34%	8.03%	9.95%	5.00%
Tier I Capital Ratio	9.37%	9.31%	9.40%	6.00%
Total Risk-Based Capital Ratio	10.63%	10.38%	10.42%	10.00%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of Management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of material weaknesses in our internal controls over financial reporting as described below, management has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses in our internal controls previously disclosed in our Form 10-Q/A for the periods ended March 31, 2009 and June 30, 2009, respectively, and the related remediation efforts described below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, those controls.

Allowance for Loan and Lease Losses

During the preparation of the Corporation’s for the nine months ended September 30, 2009, management identified a material weakness in the Corporation’s internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans.  The Bank’s policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate Allowance for Loan and Lease Losses at June 30, 2009.  Management also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not.   Management concluded that the Allowance for Loan and Lease Losses and the Provision for Loans and Lease Losses as of and for the three and six months ended June 30, 2009 should be increased by $3.5 million.

Mark-to-Market Accounting of Mortgage Loans Held for Sale

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

Remediation of Material Weaknesses

Allowance for Loan and Lease Losses

During the fourth quarter 2009 and subsequent to year-end, management began taking steps to remediate the material weakness surrounding the Allowance for Loan and Lease Losses. The following steps have been completed as of the time of this filing:

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

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of September 30, 2009, as evidenced by material weaknesses that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of newly identified material weaknesses in internal controls.

Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of  our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Quarterly Report on Form 10-Q, management’s assessment of our internal control over financial reporting identified material weaknesses as discussed in Item 4. Controls and Procedures. A material weakness is a deficiency in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. See Item 4. Controls and Procedures of this Form 10-Q for the remediation status of the material weaknesses identified. However, there can be no assurance that additional material weaknesses will not be identified in the future. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address internal control deficiencies or determine to modify certain of the remediation measures described herein. We will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.

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