Form 10-K
period 2009-12-31
FIRST CHESTER COUNTY CORP
filed 2010-07-27
CIK 744126

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 1-12870

FIRST CHESTER COUNTY CORPORATION
(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2288763 (I.R.S. Employer Identification No.)

9 North High Street
West Chester, Pennsylvania 19380
(Address of principal executive offices)

(484) 881-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, par value $1.00 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2010 was $49,174,940.

         The number of shares outstanding of Common Stock of the Registrant as of July 9, 2010 was 6,320,556.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We may, from time to time, make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in the Corporation's filings with the Securities and Exchange Commission (the "SEC") (including this Report on Form 10-K), our reports to shareholders and in other communications made by us. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections. Also, future results may differ materially from our historic results. The risks and uncertainties described in this Report, among others, could cause our actual future results to differ materially from those described in forward-looking statements made in this Report, or presented elsewhere by management from time to time, or from our historic results. The most significant of these risks and uncertainties are discussed in Item 1A, "Risk Factors." Additional discussion may be included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report. Statements made in this Report are made as of the date of this Report, unless stated to be as of an earlier date, and we are not obligated to update our forward-looking statements, even though our situation may change in the future.

PART I

Item 1.    Business.

Business

        First Chester County Corporation (the "Corporation," "we," "us" or "our") is a Pennsylvania corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). We were incorporated on March 9, 1984, for the purpose of becoming a registered bank holding company pursuant to the BHC Act and acquiring First National Bank of Chester County, formerly known as The First National Bank of West Chester (the "Bank"), thereby enabling the Bank to operate within a bank holding company structure. On September 13, 1984, we acquired all of the issued and outstanding shares of common stock of the Bank. The Bank, formed in 1863, is a national banking association under the supervision of the Office of the Comptroller of the Currency (the "OCC"). On August 5, 2001, we became a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999. Our headquarters is located at 9 North High Street, West Chester, Pennsylvania 19380.

        Our principal activities are the owning and supervising of the Bank, which engages in a general banking business based in Chester County, Pennsylvania. On December 31, 2008, we completed our acquisition of American Home Bank, National Association ("AHB"), which merged with and into the Bank. AHB was established in 2001 and has been engaged in full service community banking, with a primary focus on mortgage-banking activities. The mortgage-banking activities previously conducted by AHB are now operated by a division of the Bank. We direct the policies and coordinate the financial resources of the Bank.

        The Bank is a full service commercial bank offering a broad range of retail banking, commercial banking, internet banking, trust and investment management and insurance services to individuals, businesses, governmental entities, nonprofit organizations, and community service groups. The Bank currently conducts its business through twenty-three primary banking offices located in Chester, Montgomery, Delaware, Lancaster and Cumberland Counties, Pennsylvania, including its main office. In addition, the Bank operates 29 ATM facilities. The Bank is a member of the Federal Reserve System. At December 31, 2009, the Bank had total assets of $1.4 billion, total loans of $901.9 million, total deposits of $1.1 billion and employed 771 persons, of which 717 were full-time and 54 were part-time.

Pending Merger

        On December 27, 2009, we entered into a definitive merger agreement, as amended on March 4, 2010 (the "Merger Agreement"), with Tower Bancorp, Inc. ("Tower"), the holding company for Graystone Tower Bank ("Graystone"), pursuant to which we will merge into Tower (the "Merger"). The Merger Agreement provides that upon consummation of the merger, the Bank will merge into Graystone, with Graystone as the surviving institution. The Merger Agreement additionally provides for the potential sale of the American Home Bank division at or prior to consummation of the merger. Under the terms of the Merger Agreement, our shareholders will receive 0.453 shares of Tower stock for each share of common stock they own, subject to adjustment based on our level of delinquencies, as defined by the merger agreement, as of the last business day of the month immediately preceding the closing of the merger. Consummation of the merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both Tower's and our shareholders and that our loan delinquencies do not exceed $90 million in the aggregate. As of June 30, 2010, the Merger has received all required regulatory approvals and we expect to complete the Merger during 2010. See "Item 1A—Risk Factors" for certain risks associated with the merger with Tower.

        For more information relating to the pending merger and other recent events, please see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Segments

        We have determined that the Bank has two operating and reporting segments: Community Banking and Mortgage Banking. Through the Bank's Community Banking segment, the Bank offers retail services, including checking accounts, savings programs, money-market accounts, certificates of deposit, safe deposit facilities, consumer loan programs, overdraft checking, automated tellers and extended banking hours, and commercial services, including revolving lines of credit, commercial mortgages, equipment leasing and letter of credit services. These retail and commercial banking activities are provided primarily to consumers and small to mid-sized companies within the Bank's market area. Lending services are focused on commercial, consumer, and real estate lending to local borrowers. The Bank attempts to establish a total borrowing relationship with its customers that may typically include commercial loans, a mortgage loan for the borrower's residence, a consumer loan or a revolving personal credit line.

        The Bank's Wealth Management division operates as part of the Community Banking segment and provides a broad range of trust and investment management services. It administers and provides services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. At December 31, 2009, the Bank's Wealth Management division administered or provided investment management services to accounts that held assets with an aggregate market value of approximately $548.6 million. For the year ended December 31, 2009, income from the Bank's Wealth Management division and related activities was approximately $3.5 million. In addition to retail and commercial banking and wealth management services, the Bank offers an array of investment opportunities including mutual funds, annuities, retirement planning, education planning and insurance through FNB Insurance Services, LLC, doing business as First National Financial Advisory Services, a wholly-owned subsidiary of the Bank.

        The Bank's retail mortgage-banking business segment, which consists primarily of the operations formerly conducted by AHB, provides mortgages and associated products to customers and sells most of those mortgages into the secondary market on a servicing released basis. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers. The Mortgage Banking segment uses a variety of trademark names in its business activities. The Bank has taken action to protect such trademark names through registration where it deems appropriate. The Mortgage Banking segment is subject to changes in demand due to a variety of factors, including interest rates, home prices, general economic conditions and seasonal changes in purchases of new homes. At December 31, 2009, the total assets of the mortgage banking segment were $331.7 million, gross loans and leases were $320.2 million. The results of operations presented in our consolidated income statement for 2008 does not include any revenue or expenses from the Mortgage Banking segment as this segment was created through our acquisition of AHB on December 31, 2008.

        A summary of segment performance for 2009, 2008 and 2007 is presented in the section entitled "Segment Reporting" in the Notes to Consolidated Financial Statements included elsewhere in this report.

Competition

        The Bank's core service area consists primarily of greater Chester County, as well as the fringe of Delaware County, Pennsylvania. The core of the Bank's service area is located within a fifteen-mile radius of the Bank's main office in West Chester, Pennsylvania. As a result of the acquisition of AHB on December 31, 2008, the Bank's service area has been expanded to also include Lancaster and Cumberland Counties, Pennsylvania. In addition, the mortgage-banking activities of the Bank compete to originate residential mortgages nationally. The Bank encounters vigorous competition from bank holding companies, other community banks, thrift institutions, credit unions, Internet banks and other non-bank financial organizations such as mutual fund companies, brokerage firms, mortgage bankers and the financing arms of corporate conglomerates. The Bank also competes with banking and financial institutions, some from out of state that have opened branches in the Bank's market, which are substantially larger and have greater financial resources than the Bank.

        The Bank's Wealth Management division competes with a variety of companies including private trust companies, banks with trust departments, private money managers, brokerage firms, mutual fund companies, attorneys, accountants and insurance companies.

Supervision and Regulation

General

        We are a bank holding company and financial holding company subject to supervision and regulation by the Federal Reserve Board (the "Federal Reserve"). In addition, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The OCC must approve bank mergers, if the surviving bank would be a national bank, as well as the establishment of new branches and new subsidiaries. Federal and state laws also impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, restrictions on the ability to acquire deposits under certain circumstances, and requirements relating to the protection of consumers. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Corporation and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to the Corporation and the Bank and is subject to, and qualified by, reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on our business.

Memorandum of Understanding

        On October 16, 2009, the Board of Directors of the Bank entered into a memorandum of understanding ("MOU") with the OCC. An MOU with regulatory authorities is an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Among other things, under the MOU, the Bank has agreed to address the following matters:

  •
  Develop a comprehensive three-year capital plan;

  •
  Take action to address criticized assets and adopt and implement a program to eliminate the basis of criticism of such assets;

  •
  Establish an effective program that provides for early problem loan identification and a formal plan to proactively manage those assets;

  •
  Review the adequacy of the Bank's information technology activities and Bank Secrecy Act compliance and approve written programs of policies and procedures to provide for compliance; and

  •
  Establish a Compliance Committee of the Board to monitor and coordinate the Bank's adherence to the provisions of the MOU.

        The Board of Directors and management have already initiated numerous corrective actions to comply with the provisions of the MOU.

Bank Holding Company Act

        We are required to file with the Federal Reserve an annual report, other periodic reports, and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The Federal Reserve considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions.

The Community Reinvestment Act

        The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. For the purposes of the revised CRA regulations, the Bank is deemed to be a large retail institution, based upon financial information as of December 31, 2009. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." The Bank has opted to be examined under a three-part test evaluating the Bank's lending, service and investment performance. The Bank received a "satisfactory" rating in its last CRA examination in March 2008.

Dividend Restrictions

        We are a legal entity separate and distinct from the Bank. Virtually all of our revenue available for payment of dividends on our common stock results from dividends paid to us by the Bank. All such dividends are subject to limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies.

        The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock, subject to the further limitations that a national bank can pay dividends only to the extent that the Bank would not become "undercapitalized" (as defined under federal law). In 2009, the Bank declared and paid $1.4 million in dividends.

        During the fourth quarter of 2009, we received notice from the Federal Reserve that the Federal Reserve must approve any dividends to be paid by us in advance of the declaration or payment of the dividend.

        Dividends may further be restricted if, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such regulatory authority may require such bank or bank holding company to cease and desist from such practice, or to limit dividends in the future. Finally, the several regulatory authorities described herein may, from time to time, establish guidelines, issue policy statements and adopt regulations with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which we and our Bank may pay.

        For further information regarding our dividend policies and payments, see Item 5 of this report, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Capital Requirements

        The Corporation and the Bank are both subject to minimum capital requirements and guidelines. Both the OCC and the Federal Reserve measure capital adequacy through a risk-based capital framework.

        The Federal Reserve's guidelines currently provide for a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4%, and a minimum ratio of Tier 1 capital to average total assets (leverage ratio) of 3% for bank holding companies that meet the Federal Reserve's highest regulatory ratings for bank holding companies and 4% for other bank holding companies. The principal objective of the leverage ratio measure is to constrain the degree to which a bank holding company can leverage its equity capital base. Bank holding companies with supervisory, financial, operational or managerial weaknesses at the holding company or bank level, as well as those anticipating or experiencing significant growth at either level, are expected to maintain capital ratios well above these regulatory minimums. In addition, higher capital ratios may be required of any bank holding company when the Federal Reserve determines that such higher ratios are warranted. The Federal Reserve has not advised us of any such higher ratios that would be applicable to the Corporation. Failure to satisfy regulators that a bank holding company will comply fully with capital adequacy guidelines upon consummation of an acquisition may impede the ability of a bank holding company to consummate such acquisition, particularly if the acquisition involves payment of consideration other than common stock. In many cases, the regulatory agencies will not approve acquisitions by bank holding companies and banks unless their capital ratios are well above regulatory minimums.

        A depository institution's capital category depends upon its capital levels in relation to the various regulatory capital measures. Under OCC regulations, a national bank is considered to be in the "well capitalized" category if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of at least 5%, and if it is not subject to any formal regulatory action directing it to meet and maintain a specific capital level for any capital measure. The minimum ratio of total risk-based capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. National banks with capital ratios below those levels are placed in lower capital categories, and are subject to certain supervisory restrictions that become more severe as the bank's capital category declines. These lower capital categories are "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An institution may be placed in a lower capital category if it receives an unsatisfactory examination rating, is deemed to be in an unsafe or unsound condition, or engages in unsafe or unsound practices. Banks that are only "adequately capitalized" may not accept brokered deposits unless they receive a waiver from the FDIC, and banks that are "undercapitalized" and below may not accept brokered deposits at all.

        In November 2009, the Bank was advised that the OCC established higher minimum capital ratios for the Bank than the "well capitalized" ratios generally applicable to banks under current regulations. In the case of the Bank, the OCC established higher "individual minimum capital ratios" ("IMCRs") requiring a Tier 1 leverage ratio of at least eight percent (8%), a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%) which the Bank was required to achieve by December 31, 2009. Our efforts to raise capital prior to the deadline ultimately resulted in the planned merger with Tower, which was announced on December 28, 2009. In addition, we elected to reduce and subsequently suspend our cash dividends on our common stock beginning with the third quarter of 2009. These actions were taken to conserve capital.

        On November 20, 2009, we entered into a loan agreement with Graystone for a non-revolving one year term loan in the principal amount of $4.0 million at an interest rate of 12%, in order to repay our

$3.0 million of outstanding debt and for general corporate purposes. The loan is secured by a first priority security interest in all of the outstanding capital stock of the Bank. The loan agreement contains various covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on indebtedness. The principal amount of the loan is due and payable upon the earlier of November 20, 2010, or our completion of a capital raising event resulting in proceeds sufficient to both repay the loan and enable the Bank to meet the IMCRs.

        For the purpose of satisfying the IMCRs, during December 2009, we entered into an amendment to our existing loan with Graystone, as described above, to recapitalize the Bank. As of December 31, 2009, we borrowed the full $26.0 million available under the credit facility, at an interest rate of 6%, which was contributed to the Bank as Tier 1 capital. Our regulatory capital ratios as of December 31, 2009 included total risk-based capital of 9.16%, Tier 1 risk-based capital of 7.79% and a Tier 1 leverage capital of 5.71%. The Bank's regulatory capital ratios as of December 31, 2009 included total risk-based capital of 11.74%, Tier 1 risk-based capital of 10.47% and a Tier 1 leverage capital of 7.68%. Additionally, Graystone purchased $52.5 million in first lien residential real estate and commercial loan participations at a 1.5% discount.

        As of December 31, 2009, the Bank met the IMCR threshold for Tier 1 risk-based capital, but was below the IMCR thresholds for Tier 1 leverage and total risk-based capital, and as of March 31, 2010, the Bank met the IMCR thresholds for Tier 1 risk-based capital and total risk-based capital, but was below the IMCR threshold for Tier 1 leverage. Further information relating to Corporation's and Bank's capital ratios can be found under the caption "Regulatory Matters" in the Notes to Consolidated Financial Statements included elsewhere in this report. The OCC may deem the Bank's noncompliance to be an unsafe and unsound banking practice which may subject the Bank to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

Deposit Insurance Assessments

        The Bank is subject to deposit insurance assessments by the FDIC. The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk.

        In 2006, the Federal Deposit Insurance Reform Act of 2005 increased FDIC premiums for all commercial banks. This legislation provided a one-time assessment credit for each insured bank. The Bank's assessment credit offset $416 thousand of the insurance premium expense in 2007 and $66 thousand in 2008, and was fully utilized in the first quarter of 2008. The increased premium did not indicate any change in the FDIC risk assessment for the Bank. In 2008 and 2009, the FDIC adopted rules that increased FDIC premiums significantly for all banks for assessment periods beginning in the first quarter of 2009. In addition, the FDIC instituted a special assessment for all banks for the second quarter of 2009. FDIC Deposit Insurance expense for 2009 included approximately $673 thousand for this special assessment recorded in the second quarter of 2009. The increased premium as well as the special assessment caused the Bank's 2009 FDIC premiums and assessment expense to be significantly higher than 2008.

        FDIC insurance expense was $2.4 million, $490 thousand and $87 thousand for the years 2009, 2008 and 2007, respectively.

Financial Holding Company Status and Financial Subsidiary Status

        The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act ("GLBA"), which became effective in 2000, eliminated many of the restrictions previously placed on the activities of banks and bank holding companies, allowing bank holding companies and national banks to participate in a wider array of financial activities, including certain activities that had previously been reserved only for insurance companies and securities firms. In addition, post-GLBA, a bank holding company can now affiliate with an insurance company and a securities firm. GLBA created two new types of entities: the "financial holding company" and the "financial subsidiary."

        Financial holding companies are bank holding companies that may engage in a wider variety of activities than those permissible for other bank holding companies. Financial holding companies may engage in any activity that is "financial in nature," as determined by the Federal Reserve. Activities that the Federal Reserve has so determined include underwriting insurance or annuities, and dealing in securities.

        In order for a bank holding company to qualify to become a financial holding company, all of the bank holding company's depository institution subsidiaries must be "well capitalized" and "well managed" as determined by the depository institutions' primary regulators. We elected to become a financial holding company on August 5, 2001.

        GLBA also allows national banks to use financial subsidiaries to engage in activities that are "financial in nature" that would otherwise not be permissible for the bank to engage in directly. In order to maintain financial subsidiaries, the national bank and all of its depository institution affiliates must be "well capitalized" and "well managed." During 2000, First National Financial Advisory Services was formed as a wholly-owned subsidiary of the Bank for the purpose of offering insurance, full service brokerage, financial planning and mutual fund services. The Bank has elected to operate First National Financial Advisory Services as a financial subsidiary under GLBA.

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

Other Matters

        Federal and state law also contains a wide variety of other provisions that affect the operations of the Corporation and the Bank, including, but not limited to, certain reporting and disclosure requirements;

standards and guidelines for underwriting, account management and other aspects of lending activities; laws that prohibit discrimination; restrictions on establishing and closing branches; limitations on transactions with affiliates; restrictions on loans to insiders; and requirements relating to privacy and data security.

Effect of Governmental Policies

        The earnings of the Bank and, therefore, of us, are affected not only by domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies (particularly the Federal Reserve Board), foreign governments and other official agencies. The Federal Reserve Board can and does implement national monetary policy, such as the curbing of inflation and combating of recession, by its open market operations in United States government securities, control of the discount rate applicable to borrowings from the Federal Reserve and the establishment of reserve requirements against deposits and certain liabilities of depository institutions. The actions of the Federal Reserve Board influence the level of loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary and fiscal policies are not predictable.

        From time to time, various proposals are made in the United States Congress and the Pennsylvania legislature, and before various regulatory authorities, that would alter the powers of different types of banking organizations; remove restrictions on such organizations; and/or change the existing regulatory framework for banks, bank holding companies and other financial institutions. Recently, there have been numerous regulatory initiatives by the Congress, U.S. Department of the Treasury, FDIC, and the Federal Reserve Board to stabilize the financial markets. These governmental bodies continue to evaluate and develop programs designed, among other things, to stimulate the economy, restore confidence, and reverse or forestall declines in the housing markets. It is impossible to predict what the final form of any of such proposals will be and the impact, if any, of such adoption on the business of the Corporation.

Available Information

        Our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K, and amendments to these reports, as well as our proxy statements and additional solicitation materials, are accessible free of charge at our website at www.1nbank.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this Report. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information free of charge regarding issuers, including the Corporation, that file electronically with the SEC.

Item 1A.    Risk Factors

        Our business faces many risks. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. Some of the risks described below may apply to more than just the subsection in which we grouped them for the purpose of this presentation. You should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our securities.

Risks related to our business and industry

There is substantial doubt about our ability to continue as a going concern.

        Due to our financial results, failure to comply with the IMCR as of December 31, 2009, the substantial uncertainty throughout the U.S. banking industry and other matters discussed in this report, there is substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to comply with the terms of the MOU, the IMCRs and the closing of the pending merger with Tower. As of December 31, 2009, we met the IMCR threshold for Tier 1 risk-based capital, but were below the IMCR thresholds for Tier 1 leverage and total risk-based capital. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, you could lose some, if not all, of your investment. In addition, our customers, employees, vendors, correspondent institutions, and others with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding our financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.

We presently are subject to, and in the future may become subject to, regulatory enforcement actions that could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock.

        Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, various state regulators (for state chartered banks), the Federal Reserve (for bank holding companies), the Office of the Comptroller of the Currency (for national banks) and separately the Federal Deposit Insurance Corporation ("FDIC") as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices or violate any law or regulation. Under this authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions. The regulators could also assess civil money penalties ("CMPs") against us.

        In October 2009, the members of the Board of Directors of the Bank entered into an MOU with the OCC to address certain issues that arose in the Bank's most recent regulatory examination. The issues required to be addressed by management include, among other matters, to take action to address criticized assets, to establish an effective problem loan identification program for early identification of emerging and potential problems, to review and improve the information technology activities and Bank Secrecy Act practices. In November 2009, the OCC also imposed IMCRs requiring the Bank to increase its Tier 1 leverage capital ratio to not less than 8%, its Tier 1 risk-based capital ratio to not less than 10% and its total risk-based capital ratio to not less than 12% by December 31, 2009.

        If we are unable to comply with the terms of the MOU, unable to meet and maintain the IMCRs, or unable to comply with the terms of any future regulatory orders to which we may become subject, then we could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, CMPs, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition and the value of our common stock.

We are required to maintain minimum capital to meet regulatory requirements, and if we fail to maintain sufficient capital, we may be subject to further enforcement actions.

        Both we and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. As described above, the OCC recently imposed IMCRs requiring that the Bank achieve a Tier 1 leverage ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 10%, and a total risk-based capital ratio of not less than 12% by December 31, 2009, which are higher than the minimum and "well capitalized" capital ratios applicable to banks generally. As of December 31, 2009, the Bank met the IMCR threshold for Tier 1 risk-based capital, but was below the IMCR thresholds for Tier 1 leverage and total risk-based capital, and as of March 31, 2010, the Bank met the IMCR thresholds for Tier 1 risk-based capital and total risk-based capital, but was below the IMCR threshold for Tier 1 leverage. The OCC may deem the Bank's noncompliance to be an unsafe and unsound banking practice which may subject the Bank to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

Our ability to pay dividends is subject to limitations.

        We are a bank holding company and our operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of our assets are held by our direct and indirect subsidiaries.

        Our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. The Bank, our principal banking subsidiary, is our primary source of dividends. Dividend payments from banking subsidiaries are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. Further, payment of dividends by the Bank is limited by our MOU with the OCC. Under the MOU, the Bank is required to request supervisory approval to dividend any funds to us. There is no assurance that the Bank will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Additionally, in efforts to preserve capital, we reduced our dividend per share of common stock during the fourth quarter of 2009, and further eliminated the payment of cash dividends beginning in the first quarter of 2010. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. More generally, in the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.

Our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2009, and may not be effective in future periods, as a result of newly identified material weaknesses in internal controls.

        Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As disclosed in this report, management's assessment of our internal control over financial reporting identified material weaknesses as discussed in Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A. Controls and Procedures of this report for remediation status of the material weaknesses identified. However, there can be no assurance that additional material weaknesses will not be identified in the future or that our remediation measures will be effective in mitigation or preventing these specific material weaknesses. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address internal control deficiencies or determine to modify certain of the remediation measures described herein. We may continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we may continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.

Our failure to timely file periodic reports with the SEC could result in the delisting of our common stock from the Nasdaq Capital Market.

        If we are unable to maintain compliance with the conditions for continued listing required by Nasdaq, then our shares of common stock may be subject to delisting from the Nasdaq Capital Market. For example, as a result of our failure to timely file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended March 31, 2010, we were not in full compliance with Nasdaq Marketplace Rule 5250(c)(1), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934. On June 1, 2010, we provided Nasdaq with a plan to regain compliance with the continued listing requirements. On June 10, 2010, Nasdaq granted us the 180 day exception period, or until September 13, 2010, to file all outstanding reports and regain compliance. If our shares of common stock are delisted from the Nasdaq Capital Market, our common stock may not be eligible to trade on any national securities exchange. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. A delisting from the Nasdaq Capital Market may also have other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

The current turmoil in the financial markets may lead to an increased levels of regulation, loan delinquencies, and problem loans, and a reduction of business activity generally.

        We are presently operating in a period of unprecedented economic change and uncertainty. From the second half of 2008 and continuing through the present, the United States has been in a recession with falling home prices and increasing unemployment and underemployment. The U.S. government acted to stabilize the financial markets and to stimulate the economy by enacting legislation of unprecedented proportions. Congress and the U.S. government continue to evaluate and develop programs designed, among other things, to reverse the economic downturn, restore confidence, reverse or forestall declines in the housing markets. It is impossible to predict what the final form of any of such proposals will be and the impact of the adoption of new regulation will be on our business. There can be no assurance as to the impact that any such initiatives or governmental programs will have on the financial markets. In addition, compliance with additional regulation may increase our costs of doing business or impede the efficiency of our internal business processes. The resulting turmoil, uncertainty, regulation and lack of consumer confidence may adversely affect our business, financial condition, results of operations and trading price of our common stock.

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

  •
  the credit quality of our customers may deteriorate;

  •
  loan delinquencies and losses may increase;

  •
  problem assets and foreclosures may increase;

  •
  fluctuations in the value of, or impairment losses with respect to, investment securities;

  •
  need to increase our allowance for loan and lease losses;

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

        Our income and cash flows and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, will influence the origination and market value of loans and investment securities and the amounts paid on deposits. If we are unable to timely adjust our interest rates on our loans and deposits in response to any such changes in monetary policy, our earnings could be adversely affected. If the rate of interest we pay on our deposits, borrowings, and other interest-bearing liabilities increases faster than the rate of interest we earn on our loans, investments and other interest-earning assets, our net interest income, and therefore our earnings will decrease. Conversely, our earnings could also be adversely affected if the interest rates on our loans or other investments decline more quickly than those on our deposits and other borrowings.

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

        We maintain an allowance for loan and lease losses to provide for loan defaults and non-performance by borrowers of their obligations. Our allowance for loan and lease losses may not be adequate to cover actual or estimated future loan and lease losses and future provisions for loan and lease losses could materially and adversely affect our operating results. Our allowance for loan and lease losses is based on prior experience, as well as an evaluation of risks in the current portfolio. However, losses may exceed our current estimates. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond our control, including changes in interest rates, changes in borrowers' creditworthiness and the value of collateral securing loans and leases. Additionally, as our loan and lease portfolios grow, we may need to take additional provision expense to ensure that the allowance remains at levels deemed appropriate by Management for the size and quality of portfolio. Federal regulatory agencies review our loans and allowance for loan and lease losses and may require us to increase our allowance. While we believe that our allowance for loan and lease losses is adequate to cover our anticipated losses, we cannot be certain that that will be the case or that we will not further increase the allowance for loan and lease losses or that regulators will not require us to increase the allowance. Either of these occurrences could materially affect our earnings.

Disruptions in the secondary market for residential mortgage loans may continue to adversely affect the AHB division of the Bank.

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

Secondary market investors could suspend or terminate their master purchase agreements or correspondent loan purchase agreements with the Bank as a result of breaches of representations, warranties or covenants, which could harm liquidity, financial condition and regulatory compliance.

        Through its AHB division, the Bank sells residential mortgage loans to various secondary market investors under master purchase agreements or correspondent loan purchase agreements. Among other things, each master purchase or correspondent loan agreement requires that we file audited financial statements no later than 90 days from the end of our fiscal year, and that we maintain compliance with all regulatory requirements. Certain investors require that our financial statements include an unqualified audit opinion. In the event we breach these or certain other representations, warranties or covenants, the investor has the ability to suspend or terminate the master purchase or correspondent loan agreement. A suspension or termination could expose the Bank to interest rate and liquidity risk, and also limit the Bank's ability to manage its balance sheet size and maintain compliance with regulatory capital guidelines.

        We are currently in default under these agreements due to our failure to file our audited financial statements within the specified timeframe, our failure to satisfy the IMCRs, and in certain cases the inclusion of a "going concern" explanatory paragraph in the auditors' report regarding the consolidated financial statements included in this report. To date, two of our investors under these agreements have terminated their correspondent purchase agreements. Additionally, other investors, to whom we sell nearly 88% of AHB's loan production, have verbally indicated that although we are in breach of the above mentioned requirements, they will forebear the defaults for a unspecified period of time.

The Bank could be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm liquidity, results of operations and financial condition.

        When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchasers about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with a securitization. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies, we may not be able to recover our losses from the originating broker or correspondent. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

The AHB division's dependence on certain relationships, such as with Freddie Mac, could adversely affect the mortgage-banking business.

        The secondary mortgage markets are currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. In addition, we have a substantial relationship with Freddie Mac, including loan sales that are material to our mortgage banking business. A significant portion of the conventional loans that we originate or purchase qualify for inclusion in guaranteed mortgage securities backed by Freddie Mac. A substantial reduction in the volume of loans that Freddie Mac agrees to purchase or the loss of other material financial benefits we receive from Freddie Mac could have a material adverse effect on our results of operation and financial condition. As a government-sponsored enterprise, Freddie Mac is subject to extensive regulation and oversight by governmental agencies. On September 7, 2008, Freddie Mac was placed under the conservatorship of the Federal Housing Finance Agency, Freddie Mac's principal regulator. Substantial changes in Freddie Mac's business and operations are anticipated to occur as a result of such event. This event, together with changes in regulations or the occurrence of other events that adversely impact the business, operations or prospects of Freddie Mac could have a material adverse effect on our mortgage-banking business, operations or prospects.

The scope of our residential mortgage loan production exposes us to risks of noncompliance with a large body of complex laws and regulations at the federal, state and local levels in the United States.

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

        Our failure to comply with these laws can lead to:

  •
  civil and criminal liability:

  •
  loss of licenses and approvals;

  •
  damage to our reputation in the industry;

  •
  inability to sell or securitize our loans, or otherwise raise capital;

  •
  demands for indemnification or loan repurchases from purchasers of our loans;

  •
  fines and penalties and litigation, including class action lawsuits;

  •
  administrative enforcement actions;

  •
  additional regulatory burdens, restrictions, or other changes to our business model;

  •
  claims that an allegedly non-compliant loan is rescindable or unenforceable; and

  •
  damage to the reputation of the AHB division, any of which could have a material adverse effect on AHB's business, operations or prospects.

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

        The Bank, through the AHB division, is currently involved in various claims and legal actions related to its operations. In general, such matters are believed to be ordinary routine litigation incidental to the conduct of business. Nonetheless, the costs to pursue and defend these legal matters may be significant, and if the claims were determined against the Bank, could adversely affect the results of operations, financial condition, reputation and prospects of the Bank.

The use of correspondents, brokers and other third parties to originate loans outside of its market area subjects our mortgage banking operations to certain risks.

        We utilize mortgage correspondents and brokers to originate mortgage loans, including construction/permanent loans, beyond our local market area. This use of correspondents and brokers may increase the risk of fraudulent representations of a borrower's creditworthiness. We also utilize independent licensed appraisers and inspectors to appraise and inspect properties and work progress on construction/permanent loans, but our employees may not be present in many of these markets. Thus, we rely on the professional opinions and photographic evidence provided by appraisers and inspectors to authorize periodic advances in accordance with applicable loan documents. This reliance may increase the risk of errors or fraud regarding the approval of loans and the making of loan advances.

Our mortgage-banking operations face prepayment risk from loans sold for which servicing is retained.

        Mortgage loans sold, for which servicing is retained, are subject to prepayment risk. Financial Accounting Board Standards ("FASB") Accounting Standard Code ("ASC") 948 Financial Services—Mortgage Banking requires capitalization of the fair value of originated mortgage servicing rights. If mortgages are repaid faster than the estimated rate used in capitalizing the mortgage servicing rights, the fair value of the mortgage servicing rights would decrease and be reflected as a charge against earnings. Our focus on residential mortgage lending could cause the risk of loss from mortgage prepayments to be material.

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

        The banking industry is highly regulated and we are subject to extensive state and federal regulation, supervision, and legislation. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the OCC, the FDIC and the SEC. Laws restricting our activities include, but are not limited to, the Gramm-Leach-Bliley Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Bank Holding Company Act, the Community Reinvestment Act, the USA Patriot Act and the Real Estate Settlement Procedures Act. These laws may change from time to time, and new laws may be enacted, any of which may limit our ability to offer new products and services, obtain financing, attract deposits, and originate loans. Any changes to these laws may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, FDIC assessments, and operating expenses, thus negatively affecting our results of operations and financial condition. In addition, if the Bank is restricted in its ability to pay dividends to the Corporation, the Corporation's ability to pay dividends to its shareholders or to meet its financial obligations may be impaired.

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

        We prepare our financial statements in accordance with GAAP. GAAP is subject to the rules and interpretations of the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.

Our common stock is thinly traded.

        Our common stock is traded on the Nasdaq Capital Market under the symbol "FCEC." Our common stock is thinly traded compared to larger, more widely known companies in the banking industry. There can be no assurance that a more active trading market for our common stock will develop. As a result, our shareholders may be unable to sell large blocks of our common stock in short time periods or the market price per share may be reduced.

Risks related to the merger with Tower

Termination of the merger agreement could negatively impact the Corporation.

        Tower may terminate the merger agreement for the reasons set forth in the merger agreement, including if the merger has not been consummated on or before September 30, 2010. If the merger agreement is terminated, there may be various consequences including:

  •
  Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger; and

  •
  the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed.

        If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay an equivalent or more attractive price than the price Tower has agreed to pay in the merger.

If the merger agreement is terminated, certain transactions between Tower and the Corporation designed to alleviate regulatory pressure on the Bank may not have their intended results.

        In November 2009, the OCC imposed IMCRs on the Bank, requiring it to increase its regulatory capital ratios. In efforts to assist the Bank in achieving and maintaining capital ratios consistent with the IMCR pending completion of the merger, and to address the OCC's supervisory concerns, in the fourth quarter of 2009, Tower loaned us $26 million, the proceeds of which were contributed to the Bank as Tier-1 capital. The loan is secured by a pledge of all of the stock of the Bank. The termination of the merger agreement will constitute an event of default and Graystone may declare the loan immediately due and payable.

        If we cannot repay the loan by its due date, Tower could foreclose on the stock of the Bank under the pledge security agreement. There can be no assurance that we will be able to raise funds sufficient to repay the loan from Tower if the merger agreement is terminated.

Our shareholders cannot be certain of the amount of nor the market value of the merger consideration they will receive because the market price of Tower common stock will fluctuate and the exchange ratio is subject to adjustment in the event that First Chester delinquent loans are less than or equal to $35 million or exceed $55 million.

        Upon completion of the merger, each share of our common stock will be converted into merger consideration consisting of a number of shares of Tower common stock equal to the exchange ratio, which was 0.453 at the time of the signing of the merger agreement. The exchange ratio of 0.453 shares is subject to adjustment, as described in the merger agreement, in the event that certain of our delinquent loans are less than or equal to $35 million or exceed $55 million as of the month end prior to the closing date of the merger. Depending on the amount of our delinquent loans as of such date, the exchange ratio may be reduced to a minimum of 0.237 shares of Tower common stock. However, in the event that our delinquent loans do not exceed $35 million as of the applicable date, the merger agreement provides for an upward adjustment to the exchange ratio from 0.453 to 0.464 shares of Tower common stock.

        In addition, the market value of the merger consideration may vary from the closing price of Tower common stock on the date we announced the merger, on the date of the meetings of Tower and Corporation's shareholders and on the date we complete the merger and thereafter. Any change in the exchange ratio or the market price of Tower common stock prior to completion of the merger will affect the amount of and the market value of the merger consideration that our shareholders will receive upon completion of the merger. Accordingly, at the time of the shareholders meetings, Tower and the Corporation's shareholders will not know or be able to calculate with certainty the amount nor the market value of the merger consideration that would be paid by Tower to our shareholders upon completion of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in respective businesses, operations and prospects, and regulatory considerations.

The opinion obtained by us from our financial advisor will not reflect changes in circumstances between signing the merger agreement and completion of the merger.

        We have not obtained an updated opinion as of the date of this Form 10-K from our financial advisor as to the fairness from a financial point of view, of the merger consideration. Changes in the operations and prospects of the Corporation or Tower, general market and economic conditions and other factors that may be beyond the control of us or Tower, and on which our financial advisor's opinion was based, may significantly alter the value of the Corporation or the prices of shares of Tower common stock or our common stock by the time the merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of such opinion. Because we do not currently anticipate asking our financial advisor to update its opinion, the opinion will not address the fairness of the merger consideration from a financial point of view at the time the merger is completed.

Regulatory approvals for the merger may expire prior to the closing of the merger.

        As of June 30, 2010, all regulatory approvals have been received from the bank regulators. However, certain of these approvals contain expiration dates such that extensions may need to be obtained if the merger is not closed prior to the end of the third quarter of 2010. Although we do not anticipate any problems with requesting and obtaining such extensions, there can be no assurance as to whether the extensions will be received, the timing of those extensions, or whether any conditions will be imposed.

Tower may fail to realize the anticipated benefits of the merger.

        The success of the merger will depend on, among other things, Tower's ability to realize anticipated cost savings and to combine the businesses in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of the Bank nor result in decreased revenues resulting from any loss of customers. If Tower is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

        Both companies have operated and, until the completion of the merger, will continue to operate, independently. Certain of our employees will not be employed by Tower after the merger. In addition, certain of our employees that Tower wishes to retain may elect to terminate their employment as a result of the merger which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Tower to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

Our shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.

        Our shareholders currently have the right to vote in the election of our board of directors and on other matters affecting the Corporation. When the merger occurs, each shareholder that receives shares of Tower common stock will become a shareholder of Tower with a percentage ownership of the combined organization that is much smaller than their current ownership in the Corporation. Because of this, our shareholders will have less influence on the management and policies of Tower than they now have on our management and policies.

The merger agreement limits our ability to pursue alternatives to the merger and raise capital.

        The merger agreement contains no-shop provisions that, subject to limited exceptions, limits our ability to discuss, facilitate or commit to competing third-party proposals. In addition, we have agreed to pay Tower a termination fee in the amount of $3.5 million in the event that we terminate the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirors proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. We can consider and participate in discussions and negotiations with respect to an alternative proposal so long as our board of directors determines in good faith (after consultation with legal counsel) that failure to do so would be reasonably likely to result in a violation of its fiduciary duties to our shareholders under applicable law.

The merger is subject to closing conditions, that, if not satisfied or waived, will result in the merger not being completed, which may result in material adverse consequences to our business and operations.

        The merger is subject to closing conditions that, if not satisfied, will prevent the merger from being completed. In addition to the required approvals and consents from governmental agencies, the merger is subject to other conditions beyond Tower's and the Corporation's control which may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

The shares of Tower common stock to be received by our shareholders as a result of the merger will have different rights from the shares of our common stock.

        Upon completion of the merger, our shareholders will become Tower shareholders and their rights as shareholders will be governed by the certificate of incorporation and bylaws of Tower. The rights associated with our common stock are different from the rights associated with Tower common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Bank owns eight properties that are not subject to any mortgages. In addition, we lease the Westtown-Thornbury, Exton, Frazer, Kendal at Longwood, Crosslands, Lima Estates, Granite Farms Estates, Hershey's Mill, Bradford Plaza, Freedom Village, Oxford, Jennersville, Phoenixville, Royersford, Longwood (land lease), Downingtown, Mountville, Carlisle, Operations Center and other properties that the Bank utilizes for loan processing operations. Our management believes the Corporation's and the Bank's facilities are suitable and adequate for their respective present needs. Set forth below is a listing of the primary banking offices presently operated by the Bank. Management routinely evaluates all of the properties for ongoing use.

Current Banking Offices / Use	Address	Date Acquired or Opened
Main Office / Branch and Corporate Headquarters*	9 North High Street West Chester, Pennsylvania	December 1863
Goshen / Branch*	Paoli Pike and Five Points Road West Goshen, Pennsylvania	September 1956
Kennett Square / Branch*	126 West Cypress Street Kennett Square, Pennsylvania	February 1987
Westtown-Thornbury / Branch	6 East Street Road West Chester, Pennsylvania	May 1994
Exton / Branch	1436 Pottstown Pike West Chester, Pennsylvania	August 1995
Frazer / Branch	309 Lancaster Avenue Frazer, Pennsylvania	August 1999
Kendal at Longwood / Branch	1109 E. Baltimore Pike Kennett Square, Pennsylvania	December 1999
Crosslands / Branch	1660 E. Street Road Kennett Square, Pennsylvania	December 1999
Lima Estates / Branch	411 North Middletown Road Media, Pennsylvania	December 1999
Granite Farms Estates / Branch	1343 West Baltimore Pike Wawa, Pennsylvania	December 1999
Lionville / Branch*	111 E. Uwchlan Avenue Uwchlan Township, Pennsylvania	December 2000
New Garden / Branch*	741 West Cypress Street Kennett Square, Pennsylvania	August 2001

Current Banking Offices / Use	Address	Date Acquired or Opened
Hershey's Mill / Branch	1371 Boot Road West Chester, Pennsylvania	December 2001
Bradford Plaza / Branch	698 Downingtown Pike West Chester, Pennsylvania	September 2003
Freedom Village / Branch	15 Freedom Village Boulevard West Brandywine, Pennsylvania	July 2004
Oxford / Branch	275 Limestone Road Oxford, Pennsylvania	December 2004
Jennersville	849 West Baltimore Pike West Grove, Pennsylvania	January 2009
Phoenixville / Branch	700 Nutt Road Phoenixville, Pennsylvania	November 2006
Downingtown / Branch	99 Manor Avenue Downingtown, Pennsylvania	January 2008
Longwood / Branch**	100 Old Forge Lane Kennett Square, Pennsylvania	February 2008
Mountville / Branch and retail mortgage division headquarters	3840 Hempland Road Mountville, Pennsylvania	December 2008
Carlisle / Branch	417 Village Drive Carlisle, PA	December 2008

Other Properties / Use	Address	Date Acquired or Opened
Market Street / Office Space and parking*	17 East Market Street West Chester, Pennsylvania	February 1978
Operations Center / Operations	202 Carter Drive West Chester, Pennsylvania	July 1988
Matlack Street / Training Branch*	887 South Matlack Street West Chester, Pennsylvania	September 1999
1 N. High Street / Office Space*	1 North High Street West Chester, Pennsylvania	February 2009

*
Indicates properties owned by the Bank

**
The Longwood Branch land is leased. The building is owned by the Bank.

Item 3.    Legal Proceedings.

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, or any of our subsidiaries, are a party or of which any of their respective property is the subject. The Corporation and the Bank are not parties to any legal proceedings under federal and state environmental laws.

Item 4.    Removed and Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock began trading on the Nasdaq Capital Market under the symbol "FCEC" on October 23, 2009. Prior to the listing on the Nasdaq Capital Market, our common stock traded on the Over-the-Counter Bulletin Board, a Nasdaq sponsored and operated inter-dealer quotation system for equity securities. As of July 9, 2010, we had 6,320,556 shares of common stock issued and outstanding, and held by approximately 950 shareholders of record.

        The following table sets forth the high and low sales price for our common stock during the periods indicated.

	2009		2008
	High	Low	High	Low
First Quarter	$10.00	$4.25	$18.00	$16.91
Second Quarter	$12.45	$8.05	$17.25	$14.60
Third Quarter	$11.50	$9.00	$15.75	$13.50
Fourth Quarter	$11.50	$4.36	$15.62	$9.30

        We declared cash dividends per share on our common stock during each quarter of the fiscal years ended December 31, 2009 and 2008, as set forth in the following table:

	Dividends Amounts Per Share
	2009	2008
First Quarter	$0.140	$0.140
Second Quarter	0.140	0.140
Third Quarter	0.140	0.140
Fourth Quarter	0.020	0.140

Total	$0.440	$0.560

        The holders of our common stock are entitled to receive such dividends as may be legally declared by our Board of Directors. We have historically paid dividends to our shareholders on a quarterly basis. Dividends from the Bank historically have been our primary source of funds to pay dividends on our common stock. Generally, under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). In connection with the MOU, the Bank cannot pay us any dividends without prior OCC approval, and in all events must maintain appropriate capital that meets the Bank's increased regulatory requirements.

        During the fourth quarter of 2009, we received notice from the Federal Reserve, our primary regulator, that the Federal Reserve must approve any dividends to be paid by us in advance of the declaration or payment of the dividend. In efforts to preserve capital, we reduced our dividend per share of our common stock to $0.02 in the fourth quarter and during the first quarter of 2010, we announced that we will not be paying any dividends prior to the completion of the proposed merger.

        For further information regarding dividend restrictions, see Item 1 of this Report, "Supervision and Regulation—Dividend Restrictions."

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)(1)	Average Price Paid per Share (or Unit) (b)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)(2)
October 1 to October 31, 2009	4,857	$10.38	—	$10,000,000
November 1 to November 30, 2009	2,679	$8.45	—	$10,000,000
December 1 to December 31, 2009	6,590	$9.24	—	—

Total	14,126	$9.13	—	—

(1)
Pursuant to the trust agreement between the Corporation and the trustee, these shares were repurchased from our 401(k) Plan. The purchase price was the average between the bid and the ask on the repurchase date.

(2)
We announced on November 16, 2007, a program to repurchase up to $10.0 million of our Common Stock. This program expired in November 2009.

Stock Price Performance Graph

        The following graph illustrates a five year comparison of cumulative shareholder return on our common stock as compared to the Nasdaq Composite, the SNL $500 Million to $1 Billion Bank Index, and the SNL $1 Billion to $5 Billion Bank Index for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009. In accordance with SEC regulations, the following graph presents both SNL indices for the five year period.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Chester County Corporation	100.00	79.83	89.83	75.93	45.79	44.25
Nasdaq Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M - $1B	100.00	104.29	118.61	95.04	60.90	58.00
SNL Bank $1B - $5B	100.00	98.29	113.74	82.85	68.72	49.26

Item 6.    Selected Financial Data

Statements of Condition

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Assets	$1,377,237	$1,300,178	$914,781	$872,094	$845,534
Gross loans and leases	901,889	940,083	742,775	694,343	664,276
Investment securities	82,698	114,584	97,977	88,714	97,088
Deposits	1,110,300	1,015,192	704,898	724,668	696,097
Borrowings	193,692	186,635	130,849	77,061	84,365
Equity	56,902	85,317	67,979	63,262	58,677
Allowance for loan and lease losses	(23,217)	(10,335)	(7,817)	(8,186)	(8,123)
Wealth management assets(1)	548,616	484,607	591,297	562,952	561,030

Statements of Operations

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Interest income	$67,779	$55,308	$56,436	$52,202	$44,604
Interest expense	22,434	22,426	24,973	20,037	13,579

Net interest income	45,345	32,882	31,463	32,165	31,025
Provision for loan and lease losses	33,919	1,632	80	3	1,382

Net interest income after provision for loan and lease losses	11,426	31,250	31,383	32,162	29,643
Non-interest income	61,708	9,530	11,787	9,212	9,325
Non-interest expense	101,368	33,576	32,570	31,153	30,557

Income (loss) before income taxes	(28,234)	7,204	10,600	10,221	8,411
Income taxes	(464)	1,747	2,931	2,886	1,900

Net income (loss) including noncontrolling interest	(27,770)	5,457	7,669	7,335	6,511

Less: Net income attributable to noncontrolling interest	1,858	—	—	—	—

Net (loss) income attributable to First Chester County Corporation	$(29,628)	$5,457	$7,669	$7,335	$6,511

Per Share Data(2)

Net (loss) income per share (Basic)	$(4.72)	$1.05	$1.49	$1.42	$1.28
Net (loss) income per share (Diluted)	$(4.72)	$1.05	$1.47	$1.40	$1.24
Cash dividends declared	$0.440	$0.560	$0.545	$0.540	$0.525
Book value per share	$8.97	$13.44	$13.17	$12.28	$11.45
Weighted average shares outstanding (basic)	6,281,304	5,188,171	5,160,607	5,160,340	5,104,745

Weighted average shares outstanding (diluted)	6,281,304	5,200,323	5,219,940	5,249,200	5,240,497

Performance Ratios

Return on Average Assets	NM	0.55%	0.86%	0.86%	0.79%
Return on Average Equity	NM	7.92%	11.84%	11.85%	11.48%
Average Equity to Average Assets	6.48%	6.97%	7.22%	7.22%	6.86%
Dividend Payout Ratio	NA	53.23%	36.62%	37.98%	40.93%

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

        As discussed further below, in December 2009, we entered into a definitive merger agreement with Tower Bancorp, Inc. ("Tower"), the holding company for Graystone Tower Bank ("Graystone"), pursuant to which we will merge into Tower. Upon consummation of the merger, the Bank will merge into Graystone, with Graystone as the surviving institution.

        We completed our acquisition of AHB on December 31, 2008, and, accordingly, the December 31, 2008 and 2009 consolidated balance sheets reflect the addition of assets acquired and liabilities assumed in this acquisition. The results of operations presented in the consolidated statement of operations for 2009 include the results of operations from AHB; however, the consolidated statement of operations for 2008 does not include the results of AHB.

        We reported a net loss of $29.6 million for the year ended December 31, 2009, as compared to net income of $5.5 million for the year ended December 31, 2008. Diluted loss per share for 2009 was $(4.72) compared to diluted earnings per share of $1.05 for the same period in 2008. Cash dividends declared for 2009 were $0.44 per share compared to $0.56 per share in 2008.

        The following is an overview of key factors affecting our results for 2009:

  •
  Net interest income (on a tax-equivalent basis) for 2009 was $45.9 million compared to $33.5 million in 2008. The increase in our net interest income was largely driven by volume as the net interest margin (on a tax-equivalent basis) remained flat year over year at 3.59%. Strong loan production at the Mortgage Banking division resulting in a significant increase in the average balance of loans held for sale contributed to an increase in interest earning assets.

  •
  The provision for loan losses increased $32.3 million over the prior year to $33.9 million. The allowance for loan losses to total loans was 2.57% at December 31, 2009, compared to 1.10% at December 31, 2008. Total non-performing assets were $45.8 million at December 31, 2009, or 5.06% of total loans and real estate owned, compared to $13.3 million, or 1.41% of total loans and real estate owned, at December 31, 2008. Net charge-offs for 2009 were $20.8 million, or 2.19% of average loans outstanding, compared to $464 thousand, or 0.06% of average loans outstanding, for 2008.

  •
  A goodwill impairment charge of $8.1 million relating to our Mortgage Banking division.

  •
  A deferred tax valuation allowance of $7.5 million recorded on the net deferred tax assets of $10.1 million.

  •
  Other-than-temporary impairment ("OTTI") charges of $1.6 million on four equity securities in our investment portfolio, compared to $850 thousand in 2008.

  •
  A $1.3 million asset impairment on a former bank owned life insurance ("BOLI") policy that was surrendered in 2008.

  •
  Increased professional fees of $1.9 million relating to the expected 2010 merger with Tower Bancorp, Inc. and capital raising initiatives.

  •
  Severance charges of approximately $600 thousand relating to a fourth quarter 2009 reduction in force.

  •
  Increased FDIC fees of $1.9 million, including an industry wide special assessment which resulted in a charge of $673 thousand.

Recent Developments

Pending Merger with Tower and Related Transactions

Merger Agreement

        On December 27, 2009, we entered into a definitive merger agreement, as amended on March 4, 2010 (the "Merger Agreement"), with Tower, the holding company for Graystone, pursuant to which First Chester will merge into Tower. The Merger Agreement provides that upon consummation of the merger, the Bank will merge into Graystone, with Graystone as the surviving institution. The Merger Agreement additionally provides for the potential sale of the AHB division at or prior to consummation of the merger. Additionally, at the effective time of the merger, the board of directors of Tower will be increased by three (3) directors and three (3) of the current directors of First Chester selected by the board of directors of First Chester, with the approval of Tower's board of directors, will be added to the board of directors of Tower, to serve as such for no less than three years.

        Under the terms of the Merger Agreement, our shareholders will receive 0.453 shares of Tower stock for each share of common stock they own, subject to certain adjustments (the "Exchange Ratio"). The Merger Agreement establishes loan delinquency thresholds and provides for a upward or downward adjustment in the Exchange Ratio in the event our loan delinquencies increase or decrease beyond specified amounts prior to the closing.

        Consummation of the merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both Tower's and our shareholders and our loan delinquencies not exceeding $90 million in the aggregate. As of June 30, 2010, all regulatory approvals have been received from the bank regulators. However, certain of these approvals contain expiration dates such that extensions may need to be obtained if the merger is not closed prior to the end of the third quarter of 2010.

Loan Modification Agreement

        On December 28, 2009, as required by the Merger Agreement, we entered into a modification of the loan agreement and related note between us and Graystone dated as of November 20, 2009 (the "Loan Agreement"), pursuant to which Graystone increased its loan to us from $4 million to $26 million, the increased proceeds of which are to be used by us to make a capital contribution to the Bank solely for purposes of enabling the Bank to satisfy the capital requirements established by the OCC. The loan, as modified, is a non-revolving loan bearing interest at the rate of 6% per annum due and payable on or before November 20, 2010, and is secured by a pledge of all of the common stock of the Bank.

Limited Waiver

        On May 5, 2010, we entered into a limited waiver, which was subsequently amended by an amendment dated July 26, 2010 (as amended, the "Waiver") of Sections 5.07 and 5.08(b) of the Loan Agreement with Graystone. Section 5.07 of the Loan Agreement requires both the Corporation and the Bank to remain in compliance with any formal or informal regulatory enforcement action or guidance, including, without limitation, to the extent compliance is required as of a particular date, the Regulatory Letters (as defined in the Loan Agreement). Additionally, Section 5.08(b) of the Loan Agreement requires both the Corporation and the Bank to have sufficient capital to satisfy all applicable regulatory requirements in order to be considered well capitalized by regulatory authorities, and in order to satisfy any additional requirements imposed by formal or informal regulatory action.

        Graystone waived the Bank's obligation to maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12% as of December 31, 2009 and March 31, 2010, pursuant to Section 5.07 and Section 5.08(b) of the Loan Agreement. The Waiver is conditioned on the Bank maintaining, at all times while this Waiver is in effect, a Tier 1 leverage capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. The Waiver will automatically terminate upon the earlier of the submission of the Bank's Call Report for the quarter ended June 30, 2010 with the FDIC, or July 30, 2010.

Loan Participation Agreement

        As an additional requirement under the Merger Agreement, Graystone and the Bank entered into a participation agreement pursuant to which Graystone purchased from the Bank $52.5 million in first lien residential real estate and commercial loan participations at a 1.5% discount for purposes of enabling the Bank to satisfy the capital requirements established by the OCC.

Credit Agreement

        On March 4, 2010, we entered into a credit agreement with Tower, which provides for a credit facility of up to $2 million permitting draws thereunder from time to time by us for the purpose of contributing additional capital to the Bank in the event that as a result of the attempt to sell the AHB division, the actual sale thereof, or the effects on the Bank of such sale, the Bank's regulatory capital ratios, as reported in the Bank's quarterly call report, fall below the capital ratios required of the Bank, unless the Bank's regulator indicates that it will not take immediate action to enforce such capital requirements prior to consummation of the merger. Our obligations under the credit agreement are secured by a second lien in favor of Tower of all of the common stock of the Bank which secures our obligations to Graystone under that the loan agreement dated November 20, 2009, as amended. Aggregate draws under the credit facility shall be limited to an amount equal to the amount of additional capital required for purposes of satisfying the minimum capital ratios applicable to the Bank.

Loans from Certain Directors

        On November 24, 2009, we entered into loan agreements with certain directors, under which we borrowed an aggregate principal amount of $1.43 million at an interest rate of 12%, to be used for the Corporation's general cash requirements. These loans were for a six month term and were unsecured. The loans were entered into at arm's length and the terms are consistent with terms afforded to unaffiliated third parties. The loan agreements contain various covenants, limitations and events of default customary for loans of this type to similar borrowers. As provided in the amendments to the loan agreements, entered into during March and April 2010, the principal amount of the loans are due and payable upon the earlier of an event of default, the closing of the merger between us and Tower, or March 31, 2011.

Regulatory Actions

        On October 16, 2009, the Board of Directors of the Bank entered into a memorandum of understanding (MOU) with the OCC. An MOU with regulatory authorities is an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Among other things, under the MOU, the Bank has agreed to address the following matters:

  •
  Develop a comprehensive three-year capital plan;

  •
  Take action to address criticized assets and adopt and implement a program to eliminate the basis of criticism of such assets;

  •
  Establish an effective program that provides for early problem loan identification and a formal plan to proactively manage those assets;

  •
  Review the adequacy of the Bank's information technology activities and Bank Secrecy Act compliance and approve written programs of policies and procedures to provide for compliance; and

  •
  Establish a Compliance Committee of the Board to monitor and coordinate the Bank's adherence to the provisions of the MOU.

        The Board of Directors and management have initiated corrective actions to comply with the provisions of the MOU.

        During the fourth quarter of 2009, we also received notice from the Federal Reserve, our primary regulator, that the Federal Reserve must approve any dividends to be paid by us in advance of the declaration or payment of the dividend.

        In November 2009, the OCC established higher "individual minimum capital ratios" ("IMCRs") requiring the Bank to increase its Tier 1 leverage capital ratio to not less than 8%, its Tier 1 risk-based capital ratio to not less than 10% and its total risk-based capital ratio to not less than 12% by December 31, 2009. For further information, see the caption "Capital Adequacy" below.

Critical Accounting Policies, Judgments and Estimates

        Our accounting and reporting policies conform with accounting principles generally accepted in the United States ("GAAP") and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

        Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Other-Than-Temporary Impairment

        In accordance with Accounting Standards Codification (ASC) 320-10, "Investments—Debt and Equity Securities," we evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment, which has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) no expectation to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of our capital adequacy, interest rate risk profile and liquidity. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

Allowance for Loan and Lease Losses

        Accounting policies related to the allowance for loan and lease losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, which represents management's best estimate of probable losses that have been incurred within our existing portfolio of loans as of the balance sheet date. The allowance, in the judgment of management, is based on guidance provided by the SEC and FASB in accordance with ASC 310, "Receivables," and allowance allocation calculated in accordance with ASC 450, "Contingencies." The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

        Additional information relating to the purpose and the methods for measuring the allowance for loan and lease losses are discussed further under the caption "Summary of Significant Accounting Policies—Allowance for Loan and Lease Losses" in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Valuation of Goodwill

        ASC 350, "Intangibles—Goodwill and Other," requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of its recorded goodwill is impaired. The recoverability of goodwill is a critical accounting policy that requires subjective estimates in the preparation of the Consolidated Financial Statements. Goodwill impairment is determined using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units' goodwill. Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. We estimated the fair value of our reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and a discounted cash flow methodology.

        Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models utilize variables such as revenue growth rates, expense trends, discount rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.

        Goodwill was recorded as a result of the AHB acquisition. We have two reporting units: Community Banking and Mortgage Banking. All goodwill resulting from the AHB acquisition was allocated to the Mortgage Banking reporting unit. There was no goodwill on our Consolidated Balance Sheets prior to the

AHB acquisition. Pursuant to the Merger Agreement with Tower, First Chester will merge into Tower and the Bank will merge with and into Graystone, with Graystone as the surviving institution. As a result of entering into the merger agreement, management canceled certain initiatives within the Mortgage Banking segment that significantly affected the potential future income of the reporting unit. As such, management performed a subsequent goodwill impairment test as of December 31, 2009. The estimated impairment charge was equal to the full amount of goodwill or $8.1 million, using the fair value estimate for the reporting unit at December 31, 2009. We recorded this goodwill impairment charge in the fourth quarter 2009.

        For more information about goodwill, see the section entitled "Goodwill" in the Notes to Consolidated Financial Statements included elsewhere within this report.

Income Taxes

        Certain aspects of income tax accounting require management judgment, including determining the expected realization of deferred tax assets, and accounting for uncertain tax positions. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of the net deferred tax assets, and resolution of uncertain tax positions, could differ materially from the amounts recorded in the Consolidated Financial Statements.

        Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future sources of taxable income and the existence of prior years' taxable income to which "carry back" refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized.

        During the fourth quarter of 2009, we established a valuation allowance of $7.5 million against a portion of its deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. We have concluded and recorded a valuation allowance against its deferred tax asset, except for amounts that are available for carry back claims.

        For more information about income taxes, see the section entitled "Income Taxes" in the Notes to Consolidated Financial Statements included elsewhere within this report.

Fair Value Measurement

        ASC 820-10, "Fair Value Measurements and Disclosures," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 clarifies proper fair value determination in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We consider the requirements of ASC 820-10 when estimating fair value. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value. For more information about ASC 820-10, see the section entitled "Fair Value Measurement and Fair Value of Financial Information" in the Notes to Consolidated Financial Statements included elsewhere within this report.

        ASC 825-10, "Financial Instruments," permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. We elected to account for loans held for sale under this fair value option upon the acquisition of AHB on December 31, 2008.

Recently Issued Accounting Pronouncements

        For more information about recently issued accounting pronouncements, see the section entitled "Summary of Significant Accounting Policies—New Accounting Pronouncements" in the Notes to Consolidated Financial Statements included elsewhere within this report.

Financial Condition

        At December 31, 2009, total assets were $1.377 billion, an increase of $77.0 million or 5.9% from $1.300 billion at December 31, 2008. The increase in cash and equivalents of $51.5 million and loans held for sale of $111.8 million were offset by decreases in loans net of allowance for loan and lease losses of $51.1 million and in investments of $31.9 million.

Acquisition

        Effective December 31, 2008, we completed our acquisition of AHB. The mortgage banking business of AHB is now operating as a division of the Bank under the trade name, "American Home Bank, a Division of First National Bank of Chester County" referred to herein as (the "AHB division" or the "Mortgage Banking segment"). The Bank's mortgage banking activities include providing mortgages to customers and selling most of those mortgages into the secondary market on a servicing released basis. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers.

        Total assets acquired at December 31, 2008 through the AHB acquisition were $247.8 million, which included $17.4 million of investments, $89.5 million of loans held for sale, and $110.9 million of gross loans and leases. Total liabilities assumed through the AHB acquisition were $233.8 million. This included $194.2 million of deposits and $36.6 million of FHLB advances and other borrowings.

Investments

        Investment securities at December 31, 2009 were $82.7 million, a decrease of 27.8% from the $114.6 million held at December 31, 2008. The decrease reflects sales, amortizations, maturities, and called securities net of purchases. Securities sold totaled $52.8 million and securities purchased totaled $41.2 million. These actions were taken primarily to reduce the level of risk weighted assets to assist the Bank in satisfying the IMCRs and to shorten the duration of the investment portfolio to help mitigate the risk of rising interest rates. Matured and called securities as well as principal payments on mortgage-backed securities totaled $23.4 million. Certain bank equity securities were reduced $1.6 million in the third quarter 2009 due to other-than-temporary impairment charges and were subsequently sold in the fourth quarter 2009.

        The following tables summarize certain investment security cost, fair market value and maturity information as of December 31, 2009, 2008 and 2007:

	INVESTMENT SECURITIES AT DECEMBER 31,
	2009		2008		2007
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-Sale
U.S. Treasury	$20,003	$20,016	$—	$—	$—	$—
U.S. Government agency notes	2,040	2,047	8,300	8,434	9,428	9,512
U.S. Government mortgage-backed	36,193	36,995	56,033	56,915	50,580	50,243
Collateralized mortgage obligations—Residential	1,249	998	1,630	1,204	1,896	1,882
Collateralized mortgage obligations—Commercial	1,004	808	1,004	410	1,004	996
State and municipal	4,542	4,594	10,327	10,401	13,686	13,650
Corporate debt securities	7,056	5,865	28,455	24,403	12,221	11,607
Bank equity securities	525	533	2,811	1,969	3,690	2,785
Other equity securities	10,842	10,842	10,848	10,848	7,302	7,302

Total investment securities	$83,454	$82,698	$119,408	$114,584	$99,807	$97,977

INVESTMENT SECURITIES YIELD BY MATURITY AT DECEMBER 31, 2009

(Dollars in thousands)	Due within 1 year	Due year 2 through year 5	Due year 6 through year 10	Due Over 10 years	Total
Available-for-Sale
U.S. Treasury	$15,000	$5,003	$—	$—	$20,003
U.S. Government agency notes	—	—	2,040	—	2,040
U.S. Government mortgage-backed(1)	—	—	5,784	30,409	36,193
Collateralized mortgage obligations—Residential(1)	—	—	549	700	1,249
Collateralized mortgage obligations—Commercial(1)	—	—	—	1,004	1,004
State and municipal	910	3,132	500	—	4,542
Corporate debt securities	—	5,066	1,000	990	7,056
Bank equity securities(2)	—	—	—	525	525
Other equity securities(2)	—	—	—	10,842	10,842

Total investment securities	$15,910	$13,201	$9,873	$44,470	$83,454

Weighted average yield	2.79%	2.38%	2.89%	2.95%	2.83%

(1)
Mortgage-backed and Collateralized mortgage obligation securities are included in the above table based on their contractual maturity.

(2)
Other equity securities and bank equity securities having no stated maturity have been included in "Due over 10 years."

Loans

        Gross loans and leases totaled $901.9 million at December 31, 2009, a decrease of 4.1% or $38.2 million from December 31, 2008. The most significant factors in the reported decline was the December loan participation agreement between Graystone and the Bank under which Graystone purchased $52.5 million commercial and commercial real estate loans as well as the $20.8 million in 2009 net charge-offs. The participation was arranged solely for the purpose of reducing risk weighted assets to assist the Bank in satisfying the IMCRs.

        Absent this loan participation agreement, commercial loans would have increased $23.3 million and commercial real estate $17.1 million. In other loan categories, residential construction loans decreased $16.1 million reflecting the nationwide decline in construction activity, consumer loans dropped $4.6 million as loan demand from qualified buyers declined, and leases fell $3.2 million as no new leases were funded.

        The following table shows the composition of the Bank's loans, net of deferred costs:

LOAN PORTFOLIO BY TYPE AT DECEMBER 31,

(Dollars in thousands)	2009	%	2008	%	2007	%	2006	%	2005	%
Commercial loans	$334,286	37.1%	$327,472	34.8%	$277,715	37.4%	$243,651	35.1%	$218,365	32.9%
Real estate—commercial	261,643	29.0%	280,549	29.8%	235,880	31.8%	222,300	32.0%	199,191	30.0%
Real estate—commercial construction	66,204	7.3%	69,057	7.3%	55,414	7.5%	41,287	5.9%	49,095	7.4%
Real Estate—residential	88,024	9.7%	87,413	9.3%	58,843	7.9%	65,698	9.5%	66,647	10.0%
Real Estate—residential construction	29,387	3.3%	45,466	4.8%	—	—	—	—	229	—
Consumer loans(1)	120,767	13.4%	125,318	13.5%	106,574	14.3%	108,700	15.7%	112,993	17.0%
Lease financing receivables(2)	1,578	0.2%	4,808	0.5%	8,349	1.1%	12,707	1.8%	17,756	2.7%

Total gross loans and leases	901,889	100%	940,083	100%	742,775	100%	694,343	100%	664,276	100%
Allowance for loans and lease losses	(23,217)	(2.57)%	(10,335)	1.10%	(7,817)	1.05%	(8,186)	1.18%	(8,123)	1.22%

Total net loans and leases(3)	$878,672		$929,748		$734,958		$686,157		$656,153

(1)
Consumer loans consist of consumer installment loans, home equity loans, and lines of credit.

(2)
As of December 31, 2008, we ceased funding leases. Currently, we act as an agent for a third party that funds the lease, and we collect an upfront fee.

(3)
There were no concentrations of loans exceeding 10% of total gross loans and leases which is not otherwise disclosed as a category of loans in the above table.

 MATURITIES AND RATE SENSITIVITY OF LOANS DUE TO CHANGES IN
INTEREST RATES AT DECEMBER 31, 2009(1)

(Dollars in thousands)	Maturing Within 1 Year(2)	Maturing After 1 Year And Within 5 Years	Maturing After 5 Years	Total
Commercial loans	$31,683	$92,495	$210,108	$334,286
Real Estate—commercial construction	31,279	14,742	20,183	66,204

Total	$62,962	$107,237	$230,291	$400,490

Loans maturing after 1 year with:
Fixed interest rates
Commercial Loans		$47,285	$9,387
Variable interest rates
Commercial Loans		45,210	200,721
Real Estate—commercial construction		14,742	20,183

Total		$107,237	$230,291

(1)
Determination of maturities included in the loan maturity table are based upon contract terms. This policy is used primarily in evaluating ongoing customer's use of their lines of credit with the Bank that are at floating interest rates.

(2)
Demand loans and overdrafts are reported maturing "Within 1 Year." Most construction real estate loans are reported maturing "Within 1 Year" because of their short term maturity or because they are indexed to the Bank's prime rate. An immaterial amount of loans has no stated schedule of repayments.

Asset Quality and Allowance for Loan and Lease Losses

        During 2009, our asset quality declined primarily as a result of the effects of the economic downturn affecting the United States as a whole and the local markets in which we operate. During the year we continued to experience deterioration in asset quality. While all economic indicators suggest the recession has technically ended, there could be additional softening in asset quality in the near-term, with the magnitude depending upon the potential lagging impact on commercial real estate, unemployment and the pace at which the local economy recovers.

        We have policies and procedures designed to control credit risk and to maintain the quality of our loan portfolio. However, during the second half of 2009, management identified a material weakness in internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. The weakness caused a failure to accurately identify problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate allowance for loan and lease losses. Management also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not. Additional information about our material weakness in internal control and our remediation plan is provided in "Item 9A—Controls and Procedures."

Allowance for loan and lease losses

        The allowance for loan and lease losses is an amount that management believes will be adequate to absorb probable loan losses on existing loans that may become uncollectible and is established based on management's evaluation of the collectability of loans. The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing and current economic conditions that may affect our borrowers' ability to pay.

        While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes that it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our portfolio, will not require adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

        Additional information relating to the purpose and the methods for measuring the allowance for loan and lease losses are discussed further under the caption "Summary of Significant Accounting Policies—Allowance for Loan and Lease Losses" in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Provision for loan and lease losses

        The provision for loan and lease losses is a charge against earnings that is necessary to maintain the allowance for loan and lease losses at a level consistent with management's evaluation of the loan portfolio's inherent risk. During 2009, we recorded a $33.9 million provision for loan and lease losses, compared to $1.6 million in 2008 and $80 thousand in 2007. The allowance for loan and lease losses as a percentage of gross loans and leases at December 31, 2009 was 2.57% compared to 1.10% at December 31, 2008 and 1.05% at December 31, 2007. The increase in the provision for loan and lease losses during 2009 can be attributed to uncertainty in the economic environment, increased trends in delinquency, non-accruals, and other impaired loans, as well as depreciated values of collateral supporting such loans. Charge-offs also continued to increase due to diminished operating cash flows of our borrowers. As a result of these continued distressed economic conditions, the Corporation has provided for higher provision levels due to increased levels of troubled credits and ongoing stress on our portfolio.

        The following table presents information regarding the Bank's total allowance for loan and lease losses, as well as the allocation of such amounts to the various categories of loans at the dates indicated:

ALLOWANCE FOR LOAN AND LEASE LOSSES AND
PERCENTAGE OF ALLOWANCE IN EACH CATEGORY TO TOTAL ALLOWANCE

	December 31,
(Dollars in thousands)	2009	%(1)	2008	%(1)	2007	%(1)	2006	%(1)	2005	%(1)
Commercial loans and leases	$9,472	40.8%	$4,650	45.0%	$3,529	45.1%	2,829	34.6%	$3,519	43.3%
Real estate commercial	7,123	30.7%	2,927	28.3%	2,675	34.2%	3,640	44.5%	2,113	26.0%
Real estate commercial construction	1,700	7.3%	—	—	—	—	—	—	—	—
Real estate—residential	1,025	4.4%	1,027	9.9%	294	3.8%	355	4.3%	361	4.4%
Real estate—residential construction	1,226	5.3%	—	—	—	—	—	—	—	—
Consumer loans	2,552	11.0%	1,491	14.4%	1,189	15.2%	1,079	13.2%	1,758	21.8%
Lease financing	119	0.5%	141	1.4%	130	1.7%	105	1.3%	360	4.4%
Unallocated	—	—	99	1.0%	—	—	178	2.2%	12	0.1%

Total allowance for loan and lease losses	$23,217	100%	$10,335	100%	$7,817	100%	$8,186	100%	$8,123	100%

(1)
Percentage of total allowance for loan and lease losses allocated to each loan category.

Net charge-offs

        Net charge-offs in 2009 were $20.8 million, compared to $464 thousand of net charge-offs in 2008 and $442 thousand of net charge-offs in 2007. The increased charge-offs were realized in all our product lines. This increase in charge-offs and classifications reflect the deterioration of economic conditions and resulting failure of businesses, devaluation of assets and negative impact on consumer's ability to service debt.

        A detailed analysis of our allowance for loan and lease losses for the five years ended December 31, 2009, is shown below:

ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$10,335	$7,817	$8,186	$8,123	$6,816

Provision charged to operating expense	33,919	1,632	80	3	1,382
Recoveries of loans and leases previously charged off
Commercial loans	215	87	94	291	178
Commercial mortgages	—	50	—	6	196
Residential Construction	—	—	—	—	—
Consumer loans	50	88	32	13	12
Lease financing receivables	118	57	14	49	51

Total recoveries	383	282	140	359	437

Loan charge-offs
Commercial loans	(12,853)	(156)	(173)	(32)	(59)
Commercial mortgages	(4,973)	(173)	(48)	(51)	(245)
Residential Construction	(2,260)	—	—	—	—
Consumer loans	(736)	(417)	(278)	(72)	(82)
Lease financing receivables	(374)	—	(83)	(18)	(97)

Total charge-offs	(21,196)	(746)	(582)	(173)	(483)

Net loan (charge-offs) recoveries	(20,813)	(464)	(442)	186	(46)
Allowance other adjustment(1)	(224)	114	(7)	(126)	(29)
Addition of American Home Bank Allowance	—	1,236	—	—	—

Balance at end of year	$23,217	$10,335	$7,817	$8,186	$8,123

Year-end loans and leases outstanding	$901,889	$940,083	$742,775	$694,343	$664,276
Average loans and leases outstanding	$951,038	$785,616	$713,140	$680,474	$650,938
Allowance for loan and lease losses as a percentage of year-end loans and leases outstanding	2.57%	1.10%	1.05%	1.18%	1.22%
Ratio of net (charge-offs) recoveries to average loans and leases outstanding	(2.19)%	(0.06)%	(0.06)%	0.03%	(0.01)%

(1)
"Allowance other adjustment" represents the reclassification of an allowance for loan losses on unfunded loans and unused lines of credit and is recorded in the other liabilities section of the balance sheet. These loans and lines of credit, although unfunded, have been committed to by the Bank.

Non-performing assets

        Non-performing assets include those loans on non-accrual status, loans past due 90 days or more and still accruing, troubled debt restructurings and other loans deemed impaired and other real estate owned. Non-performing loans are generally collateralized and are in the process of collection. The percentage of non-performing loans and leases to gross loans and leases was 4.67% at December 31, 2009, compared to 1.21% at December 31, 2008. The non-performing assets balance at December 31, 2009 was $45.8 million, compared to $13.3 million at December 31, 2008. Depending on the effects of current economic conditions, a higher level of nonperforming loans may result during 2010, which may require a higher provision for loan losses.

Non-accrual loan and leases

        All problem loans are reviewed regularly for impairment. When management believes that the collection of all or a portion of principal and interest is no longer probable, the accrual of interest is suspended, and payments for interest are applied to principal until we determine that all remaining principal and interest can be recovered. This may occur at any time regardless of delinquency, however loans 90 days past due or more are reviewed individually to determine whether interest accrual should continue. Loans for which the accrual of interest has been suspended are categorized as "Nonaccrual Loans." The non-accrual loan and lease balance at December 31, 2009 was $27.6 million, compared to $10.5 million at December 31, 2008. All non-accrual loans are considered impaired assets and are evaluated individually for required specific reserves. Non-accrual loans and leases have increased during 2009 as a direct result of the economic downturn in both the national and regional economy.

Restructured and other impaired loans

        Through negotiations with a borrower, we may restructure a loan prior to the completion of its contractual term. Modification of a loan's terms constitutes a troubled debt restructuring ("TDR") if we for economic or legal reasons related to the borrower's financial difficulties grant a concession that we would not otherwise consider. Not all modifications of loan terms automatically result in a TDR. At December 31, 2009, we had $14.0 million in restructured and other impaired loans of which $10.5 million are considered by management to be TDRs. At December 31, 2009, these loans continue to perform under their re-negotiated terms and remain on accrual status. At December 31, 2009, $8.8 million in TDRs were attributable to $5.8 million in various loans to one commercial real estate borrower and $3.0 million in various loans to one commercial borrower. The remaining $3.5 million is comprised of other impaired loans consisting of six loans to separate borrowers ranging from $200 thousand to $1.1 million. Management has reviewed each loan individually and believes the borrower's financial performance and/or a shortfall in the value of collateral securing the loan provide enough evidence to deem the loan impaired. These other impaired loans were performing under their original contractual terms as of December 31, 2009.

Potential Problem Loans

        As a recurring part of its portfolio management program, we identified approximately $54.1 million in potential problem loans at December 31, 2009. Potential problem loans are loans that are currently performing, but where the borrower's operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as "substandard." At December 31, 2009, potential problem loans primarily consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

Other real estate owned

        Other real estate owned ("OREO") represents property owned by us following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or losses are included in our consolidated statements of operations. The total OREO balance at December 31, 2009 was $3.7 million, as compared to $1.9 million at December 31, 2008, and was comprised primarily of 1-4 family residential properties. OREO balances have increased during 2009 over 2008 because of increased foreclosure activity, stemming from the recessionary economic conditions.

        The following chart represents detailed information regarding non-performing assets:

NON-PERFORMING LOANS AND ASSETS

	December 31,
Dollars in thousands	2009	%	2008	%	2007	%	2006	%	2005	%
Past due over 90 days and still accruing	$530	1.2%	$870	6.6%	$142	10.6%	$793	9.8%	$—	—
Non-accrual loans and leases	27,581	60.2%	10,515	79.3%	1,194	89.4%	7,289	90.2%	8,358	100%
Restructured and other impaired loans	14,046	30.6%	—	—	—	—	—	—	—	—

Total non-performing loans and leases	42,157		11,385		1,336		8,082		8,358
Other real estate owned	3,692	8.0%	1,872	14.1%	—	—	—	—	—	—

Total non-performing assets	$45,849	100%	$13,257	100%	$1,336	100%	$8,082	100%	$8,358	100%

Non-performing loans as a percentage of total loans and leases	4.67%		1.21%		0.18%		1.16%		1.26%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	55.07%		90.78%		585.10%		101.29%		97.19%
Non-performing assets as a percentage of total loans and leases and other real estate owned	5.06%		1.41%		0.18%		1.16%		1.26%
Allowance for loan and lease losses as a percentage of non-performing assets	50.64%		77.96%		585.10%		101.29%		97.19%

        We identify a loan as impaired when it is probable that interest and/or principal will not be collected according to the contractual terms of the loan agreement. ASC 310-10-35, "Receivables," requires us to individually examine loans where it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assess for impairment. The average recorded investment in the December 31, 2009, 2008 and 2007 impaired loans was $25.2 million, $4.3 million and $1.1 million, respectively. Interest income recognized during the time within the period that the loans were impaired was $314 thousand at December 31, 2009. There was no interest income recorded on impaired loans at December 31, 2008 and 2007, as all impaired loans were also non-accrual.

        The Bank's policies require loan officers to regularly review accounts. Consistent with OCC guidance appraisals are updated as warranted based on specific facts and circumstances. Appraisals are also updated whenever a loan becomes criticized or classified.

        The following table shows the composition of our loan portfolio, and impaired loans and the related specific reserves by category:

IMPAIRED LOANS BY CATEGORY

	December 31, 2009
(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans
Commercial loans	$334,286	$13,269	35	$1,029
Real estate—commercial	261,643	12,071	11	3,637
Real estate—commercial construction	66,204	8,786	8	135
Real estate—residential	88,024	2,601	7	644
Real estate—residential construction	29,387	2,137	7	874
Consumer loans	120,767	2,596	42	1,148
Lease financing receivables	1,578	167	8	55

Totals	$901,889	$41,627	118	$7,522

	December 31, 2008
(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans
Commercial loans	$327,472	$3,633	20	$285
Real estate—commercial	280,549	1,650	2	126
Real estate—commercial construction	69,057	—	—	—
Real estate—residential	87,413	3,876	13	350
Real estate—residential construction	45,466	—	—	—
Consumer loans	125,318	1,166	30	95
Lease financing receivables	4,808	190	4	—

Totals	$940,083	$10,515	69	$856

Mortgage Loans Held for Sale

        Loans held for sale consist of residential mortgages underwritten to external investor guidelines, and totaled $202.8 million at December 31, 2009, an increase of $111.9 million over the December 31, 2008 balance of $90.9 million. The increase is directly related to our AHB division, acquired on December 31, 2008. During 2009, we benefited from the historically low levels of mortgage interest rates, driven by the Federal Reserve's policy of purchasing MBS issued by government-sponsored enterprises ("GSEs"), including Freddie Mac and Fannie Mae, as well as the federal government's Home Buyer Tax Credit programs. These policies spurred both nationwide refinance activity and first time and existing, homeowners to purchase houses, which we advantageously benefited in originating over $2.513 billion of residential mortgage loans in 2009.

Goodwill

        We have two reporting units: Community Banking and Mortgage Banking, which is consistent with our segment reporting. The full amount of goodwill resulting from the AHB acquisition was allocated to the Mortgage Banking reporting unit. There was no goodwill recorded on our Consolidated Balance Sheets prior to the AHB acquisition. Our annual impairment testing for goodwill was initially completed as of September 30, 2009. As part of its step one procedures to identify goodwill impairment, management compared the fair value of the Mortgage Banking reporting unit to the carrying amount of its net assets, including goodwill. In performing step one, we estimated the fair value of the Mortgage Banking reporting unit through a discounted cash flow analysis based on internal forecasts, recent financials and the projected outlook for the industry. As of September 30, 2009, there was no indication or determination of goodwill impairment.

        Pursuant to the Merger Agreement with Tower, First Chester will merge into Tower and the Bank will merge with and into Graystone, with Graystone as the surviving institution. As a result, management canceled certain initiatives at the Mortgage Banking segment that significantly affected the expected future cash flows of the reporting unit assumed in the September 30, 2009 impairment analysis. As such, management performed a subsequent goodwill impairment test as of December 31, 2009. In performing its analyses, we made numerous assumptions with respect to industry performance, business, economic and market conditions and various other matters, many of which cannot be predicted and are beyond our control. Accordingly, these analyses and estimates at both September 30, 2009 and December 31, 2009 are inherently subject to substantial uncertainty.

        Certain assumptions were revised in the December 31, 2009 analysis as compared to the September 30, 2009 analysis. We increased the discount rate to 20% in the December 31, 2009 step one goodwill impairment valuation of the Mortgage Banking reporting unit, as compared to the 15% discount rate used in the analysis completed as of September 30, 2009. The 20% discount rate reflects a recent trend in the market toward higher expected rates of return and to incorporate an additional risk premium arising from the execution risk associated with the achievement of the performance levels anticipated in our five year projections. During the fourth quarter of 2009, the health of the national economy continued to be unsettled. The outlook for the housing and mortgage markets as well government involvement in the mortgage market through purchases of mortgage backed securities also added to market uncertainty. Additional mortgage banking industry conditions indicated that an expected drop in mortgage originations in 2010 was anticipated. This, coupled with the negative impact on cash flows of the above mentioned cancelation of certain major mortgage banking initiatives due to the announced merger with Tower and Graystone, would provide a challenging operating environment for the Mortgage Banking reporting unit. Given the above assumptions, a 20% discount rate was used in the analysis as the rate a market participant would require when valuing the Mortgage Banking reporting unit for purchase.

        The results of the discounted cash flow analysis based on the above assumptions indicated that the Mortgage Banking reporting unit's carrying amount, including goodwill, may exceed its related fair value and that a goodwill impairment charge might be required depending on the results of a Step Two test. With the possibility of impairment, we proceeded with the Step Two Test using the as of date of December 31, 2009.

        In accordance with ASC 350-20-35-8, a Step Two analysis was undertaken. Step Two procedures were performed using the Mortgage Banking reporting unit information based on December 31, 2009 data. The Step Two test can be described as a measurement of the "amount" of goodwill impairment, if any. The Step Two test follows the purchase price allocation under the purchase method described in ASC 820-10, and fair value estimates as defined and prescribed by ASC 820-10-30. To determine the implied fair value of goodwill, the fair value of net assets (fair value of all assets other than goodwill, minus the fair value of liabilities) is subtracted from the fair value of the reporting unit.

        Based on the Step Two analysis there was an estimated goodwill impairment as the revalued goodwill was lower than the carrying amount of goodwill as of December 31, 2009. The calculated goodwill impairment charge was estimated to be greater than the goodwill total at December 31, 2009. Therefore, according to ASC 350-20, the estimated impairment charge is equal to the full amount of goodwill or $8.1 million using the fair value estimate for reporting unit at December 31, 2009 in the Step One test. The goodwill impairment charge did not impact income taxes, as our goodwill is not tax deductible. The

Corporation's and the Bank's regulatory capital was not affected by the goodwill impairment charge, since goodwill is excluded from regulatory calculations.

Net Deferred Tax Asset

        The net deferred tax asset at December 31, 2009 decreased to $2.6 million, a decrease of $6.0 million compared to $8.6 million at December 31, 2008. During the fourth quarter of 2009, the Corporation established a valuation allowance of approximately $7.5 million against a portion of its deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for $2.3 million available for carryback claims.

        For more information about income taxes, see the section entitled "Income Taxes" in the Notes to Consolidated Financial Statements included elsewhere within this report.

Other Assets

        Other assets on the balance sheet at December 31, 2009 increased to $36.2 million, an increase of $15.3 million compared to $20.9 million at December 31, 2008. These assets include accrued interest receivable, a former bank owned life insurance policy surrendered in 2008 now classified as an other receivable, the prepaid FDIC assessment, and other assets. The overall increase was primarily due to the prepaid FDIC assessment of $5.9 million recorded in December 2009 and an $8.6 million income tax receivable mainly due to our net operating loss.

Deposits

        Deposits at December 31, 2009 totaled $1.110 billion, an increase of $95.1 million or 9.4% from December 31, 2008. Non-interest bearing deposits grew $9.4 million or 6.4% as low interest rates minimized the opportunity cost to customers of maintaining balances in these accounts. Interest bearing categories increased $85.7 million or 9.9% during the year, with NOW and money market deposits adding $21.1 million or 6.4%, time deposits growing $64.3 million or 14.2% and savings accounts remaining stable. The growth in time deposits was the result of fourth quarter promotional efforts which were designed to lengthen the maturities of liabilities supporting earning assets while reducing the reliance on short term borrowings.

        The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

DEPOSIT ANALYSIS

	2009		2008		2007
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
NOW	$193,760	0.78%	$179,512	1.64%	$159,572	2.30%
Money Market	158,668	1.17%	117,393	2.46%	97,726	4.19%
Statement Savings	40,198	0.55%	40,300	0.70%	43,270	0.79%
Other Savings	1,946	0.96%	2,802	1.50%	1,514	1.52%
Tiered Savings	46,650	1.05%	48,915	1.30%	64,485	1.45%

Total NOW, Savings, and Money Market	441,222	0.93%	388,922	1.75%	366,567	2.47%
CD's Less than $100,000(1)	276,274	2.55%	162,650	3.73%	192,236	4.72%
CD's Greater than $100,000	152,891	2.66%	74,822	3.90%	52,342	4.58%

Total CDs	429,165	2.59%	237,472	3.78%	244,578	4.69%
Total interest-bearing deposits	870,387	1.75%	626,394	2.52%	611,145	3.36%
Non-Interest-Bearing Demand Deposits	149,967	—	120,941	—	121,000	—

Total Deposits	$1,020,354		$747,335		$732,145

(1)
Includes average brokered CDs of $31.9 million, $14.4 million and $57.7 million for 2009, 2008 and 2007, respectively

MATURITIES OF CERTIFICATES OF DEPOSIT, $100,000 OR MORE
AT DECEMBER 31, 2009

(Dollars in thousands)	Due Within 3 Months	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Due Over 12 Months	Total
Certificates of Deposit $100,000 or more	$71,189	$41,712	$57,923	$79,933	$250,757

Subordinated Debentures

        Subordinate debentures at December 31, 2009 increased to $20.8 million, an increase of $5.3 million compared to $15.5 million at December 31, 2008. In 2009, First Chester County Capital Trust IV ("Trust IV"), a special purpose statutory trust, issued $5.2 million of preferred capital securities and $155 thousand of common shares and invested the proceeds of such issuances in our junior subordinated debentures in a pooled institutional placement transaction. These subordinated debentures and securities are subject to mandatory redemption in the year 2037. The debentures and securities will each be callable by us or Trust IV, as applicable, at their option, five years after the date of issuance. The rate paid on the subordinated debentures and securities issued in 2009 was 12.00%. Based on current interpretations of the banking regulators, these subordinated debentures qualify under the risk-based capital guidelines of the OCC and Federal Reserve as Tier 1 capital, subject to limitations.

Results of Operations

        Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans; (3) noninterest income, which is made up primarily of mortgage banking income, wealth management income, certain fees, and gains and losses from sales of securities or other transactions; (4) non-interest expense, which consists primarily of salaries, employee benefits and other expenses; and (5) income taxes. Each of these major elements is reviewed in more detail in the following discussion.

Net Interest Income

        Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a tax equivalent basis, increased $12.4 million or 37.1% from $33.5 million in 2008 to $45.9 million in 2009. Net interest income increased 4.9% or $1.6 million from 2007 to 2008.

        The following table provides detail regarding our average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for 2009, 2008 and 2007.

	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
ASSETS
Federal funds sold, interest bearing deposits in banks and other overnight investments	$17,512	$65	0.37%	$38,988	$1,117	2.86%	$46,098	$2,413	5.23%
Investment securities:
Taxable	87,470	3,406	3.89%	94,845	4,615	4.87%	80,129	3,852	4.81%
Tax-exempt(1)	7,094	341	4.80%	12,472	586	4.70%	12,004	542	4.51%

Total investment securities	94,564	3,747	3.96%	107,317	5,201	4.85%	92,133	4,394	4.77%

Mortgage loans held for sale	215,262	10,219	4.75%	245	14	5.71%	949	46	4.85%
Loans and leases:(2)
Taxable	929,611	52,823	5.68%	766,182	48,192	6.29%	697,727	49,017	7.02%
Tax-exempt(1)	21,427	1,528	7.13%	19,434	1,415	7.28%	15,413	1,058	6.87%

Total loans and leases	951,038	54,351	5.71%	785,616	49,607	6.31%	713,140	50,075	7.02%

Total interest-earning assets	1,278,376	68,382	5.35%	932,166	55,939	6.00%	852,320	56,928	6.68%
Non-interest-earning assets
Allowance for possible loan and lease losses	(14,735)			(8,267)			(8,058)
Cash and due from banks	19,196			23,304			24,381
Other assets	56,845			40,060			27,979

Total assets	$1,339,682			$987,263			$896,622

LIABILITIES AND EQUITY
Savings, NOW, and money market deposits	$441,222	$4,093	0.93%	$388,922	$6,795	1.75%	$366,567	$9,061	2.47%
Certificates of deposit and other time	429,165	11,096	2.59%	237,472	8,975	3.78%	244,578	11,468	4.69%

Total interest-bearing deposits	870,387	15,189	1.75%	626,394	15,770	2.52%	611,145	20,529	3.36%
Subordinated debt	19,142	1,001	5.23%	15,465	896	5.79%	15,606	1,460	9.35%
Federal Home Loan Bank and other borrowings	197,016	6,244	3.17%	146,131	5,760	3.94%	75,701	2,984	3.94%

Total interest-bearing liabilities	1,086,545	22,434	2.06%	787,990	22,426	2.85%	702,452	24,973	3.56%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	149,967			120,941			121,000
Other liabilities	16,365			9,467			8,398

Total liabilities	1,252,877			918,398			831,850
Equity	86,805			68,865			64,772

Total liabilities and equity	$1,339,682			$987,263			$896,622

Net interest income (tax equivalent) / margin on earning assets		$45,948	3.59%		$33,513	3.60%		$31,955	3.75%

Less tax equivalent adjustment		603			631			492

Net interest income		$45,345			$32,882			$31,463

(1)
The indicated income and annual rate are presented on a tax equivalent basis using the federal marginal rate of 34%, adjusted for the TEFRA 20% adjustment for 2009, 2008 and 2007.

(2)
Non-accruing loans are included in the average balance.

        The following table describes the extent to which changes in interest rates and changes in the volume of interest earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rates (changes in rates multiplied by prior volume) and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Increase (Decrease) in Interest Income/Expense Due to:
	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
(Dollars in thousands)	2009 Compared to 2008			2008 Compared to 2007
INTEREST INCOME
Federal funds sold, interest bearing deposits in banks and other overnight investments	$(613)	$(439)	$(1,052)	$(373)	$(923)	$(1,296)
Investment securities
Taxable	(359)	(850)	(1,209)	706	57	763
Tax-exempt(2)	(253)	8	(245)	21	23	44

Total investment securities	(612)	(842)	(1,454)	727	80	807
Loans held for sale	12,277	(2,072)	10,205	(34)	2	(32)
Loans and leases(3)
Taxable	10,280	(5,649)	4,631	4,773	(5,598)	(825)
Tax-exempt(2)	145	(32)	113	276	81	357

Total loans and leases	10,425	(5,681)	4,744	5,049	(5,517)	(468)

Total interest income	21,477	(9,034)	12,443	5,369	(6,358)	(989)

INTEREST EXPENSE
Savings, NOW and money market deposits	915	(3,617)	(2,702)	534	(2,800)	(2,266)
Certificates of deposits and other time	7,246	(5,125)	2,121	(332)	(2,161)	(2,493)

Total interest bearing deposits	8,161	(8,742)	(581)	202	(4,961)	(4,759)
Subordinated debt	213	(108)	105	(13)	(551)	(564)
Federal Home Loan Bank and other borrowings	2,005	(1,521)	484	2,776	—	2,776

Total Interest expense	10,379	(10,371)	8	2,965	(5,512)	(2,547)

Net Interest income	$11,098	$1,337	$12,435	$2,404	$(846)	$1,558

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

        The increase in tax equivalent net interest income for 2009 was primarily due to an increase in average interest-earning assets that was higher than the increase in interest-bearing liabilities. The increase in average earning assets was primarily due to increases in loans held for sale resulting from the acquisition of

AHB and creating the Mortgage Banking division. The increase in tax equivalent net interest income for 2009 was also attributable to a decrease in the average rate paid on interest-bearing liabilities that was larger than the impact from the decrease in the average yield earned on interest-bearing assets. The average rate paid on interest-bearing liabilities decreased 79 basis points while the average yield earned on interest-bearing assets decreased 64 basis points from 2008.

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

        Average interest-earning assets in 2009 were $1.278 billion, an increase of $346.2 million or 37.1% from $932.2 million in 2008. The increase in average interest-earning assets for 2009 was primarily due to a $215.0 million increase in loans held for sale combined with a $165.4 million or 21.1% increase in average loans and leases. These increases were partially offset by a $21.5 million or 55.1% decrease in federal funds sold and deposits in banks.

        In 2008 average interest-earning assets increased $79.8 million or 9.4% from $852.3 million in 2007. The increase in average interest-earning assets for 2008 was primarily due to a $72.5 million or 10.2% increase in average loans and leases combined with a $15.2 million or 16.5% increase in investment securities. These increases were partially offset by a $7.1 million or 15.4% decrease in federal funds sold and deposits in banks.

        Average interest-bearing liabilities in 2009 were $1.087 billion, an increase of $298.6 million or 37.9% from $788.0 million in 2008. The increase in 2009 was primarily due to a $244.0 million or 39.0% increase in interest bearing deposits combined with a $50.9 million or 34.8% increase in FHLB and other borrowings. In 2008, interest bearing liabilities increased $85.5 million or 12.2% from $702.5 million in 2007. The increase in 2008 was primarily due to a $70.4 million or 93% increase in FHLB and other borrowings combined with a $15.2 million or 2.5% increase in average interest-bearing deposits.

Interest Income

        Total interest income on a tax-equivalent basis increased $12.4 million or 22.2% over 2008. Interest income on federal funds sold, interest bearing deposits in banks and overnight investments decreased $1.1 million or 94.1% in 2009 to $65 thousand. This follows a decrease of $1.3 million or 53.7% in 2008. The decreases for both 2009 and 2008 were due to a combination of both volume and rate. In 2009, the average balances of these assets decreased $21.5 million, or 55.1% from 2008, while the balances decreased $7.1 million or 15.4% in 2008 from 2007. The decreases in these balances occurred as available liquidity was utilized to fund increases in other interest-earning assets. In 2009, the funds were used primarily to fund the increase in loans held for sale. The yield earned on federal funds sold and interest bearing deposits in banks in 2009 was 0.37%, compared to 2.86% in 2008 and 5.23% in 2007. The decreases in rate in both 2009 and 2008 were primarily a result of Federal Reserve actions to reduce market interest rates coupled with management's 2008 decision to invest available cash in more secure, but lower yielding, overnight investment alternatives.

        On a tax equivalent basis, interest income on investment securities decreased $1.5 million or 28.0% from $5.2 million in 2008 to $3.7 million in 2009. The decrease in interest income in 2009 was due to a combination of both volume and rate impacts. The average balance of investment securities decreased $12.8 million from 2009 to 2008. This overall decrease in investment average investment security balances reflects management's strategic decision to reduce the Bank's overall exposure to more volatile corporate debt and equity instruments and invest in more stable, but lower yielding investment alternatives, such as

US Treasuries. The average after-tax yield earned on these balances in 2009 decreased 89 basis points to 3.96% from 4.85% in 2008. The decrease is the result of both Management's strategic decision discussed above combined with the impact of Federal Reserve actions to reduce market interest rates.

        On a tax-equivalent basis, interest income on investment securities increased $807 thousand or 18.4% in 2008 from 2007. This increase was primarily due to a $15.2 million increase in the average balance of investment securities from 2008 to 2007. The increase in interest income in 2008 was also due to an 8 basis point increase in the rate earned on these assets.

        Interest income on loans held for sale increased to $10.2 million in 2009, as compared to $14 thousand in 2008. Average loans held for sale during 2009 was $215.3 million as compared to approximately $245 thousand during 2008. This significant increase was due to increased volume in residential mortgage loan originations resulting from the AHB acquisition which $89.5 million of loans held for sale were acquired at December 31, 2008 through the acquisition. The increase in the average balance during 2009 as compared to the December 31, 2008 level was also attributable to an increase in residential mortgage origination volume throughout 2009.

        During 2009, interest income on loans and leases, on a tax equivalent basis, increased by $4.7 million or 9.6% from 2008. This increase was primarily driven by a $165.4 million or 21.1% increase in average loan and lease balances from $785.6 million in 2008 to $951.0 million in 2009. The increase in average loan balances was primarily due to the AHB acquisition when we acquired $110.9 million of loans. The impact from the increase in average loan balances was partially offset by a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 60 basis points from 6.31% in 2008 to 5.71% in 2009. This rate decrease is the result of Federal Reserve actions to reduce market interest rates.

        During 2008, interest income on loans and leases, on a tax equivalent basis, decreased by $460 thousand or .92% from 2007. This decrease was primarily due to a 71 basis point decrease in the tax adjusted yield earned on loans and leases during 2008 from 7.02% in 2007 to 6.31% in 2008. The decrease in interest income on loans and leases was partially offset by the impact from a $72.5 million or 10.2% increase in average loan and lease balances from $713.1 million in 2007 to $785.6 million in 2008. The yield decrease in 2008 was a direct result of market rate decreases caused by Federal Reserve actions to reduce market interest rates.

Interest Expense

        Interest expense on deposit accounts decreased $581 thousand or 3.7% from $15.8 million in 2008 to $15.2 million in 2009. This decrease was caused by a combination of both deposit volume and rate. A decrease in the average interest rate paid on deposits was the primary driver of the lower interest expense on deposit accounts. The average rate paid on interest-bearing deposits decreased 77 basis points from 2.52% in 2008 to 1.75% in 2009. The decrease in the average rate paid on deposit balances in 2009 was primarily driven by market interest rate movements. Throughout 2009, the Bank decreased rates paid on most deposit products in response to decreases in Federal Reserve rates. Partially offsetting the impact from the lower rate paid on these deposit balances was an increase in the average interest-bearing deposit balances. Average interest-bearing deposit balances increased $244.0 million or 39.0% from $626.4 million in 2008 to $870.4 million in 2009. The increase in average interest bearing deposit balances was primarily due to the AHB acquisition. $186.7 million of interest bearing deposit balances were acquired at December 31, 2008 through the acquisition. The increase was also due to stronger consumer demand for traditional interest-bearing deposit products.

        Interest expense on deposit accounts decreased $4.7 million or 23.2% in 2008 from $20.5 million in 2007 to $15.8 million in 2008. A decrease in the average rate paid on deposits was the primary driver of the lower interest expense on deposit accounts. The average rate paid on interest-bearing deposits decreased 84 basis points from 3.36% in 2007 to 2.52% in 2008. Partially offsetting the impact from the lower rate paid on deposit account balances was an increase in the average interest-bearing deposit balances. Average interest-bearing deposit balances increased $15.2 million or 2.5% from $611.1 million in 2007 to $626.4 million in 2008. The decrease in the average rate paid on deposit balances in 2008 was primarily driven by market rate movements combined with a significant reduction in higher cost brokered CDs during 2008. The brokered CD balances were generally replaced with lower cost FHLB borrowings.

        Interest expense on subordinated debt increased $105 thousand or 11.7% in 2009, as compared to the same period in 2008. This increase was mainly due to an increase in the average balance of subordinated debentures caused by the issuance of a $5.3 million junior subordinated debenture in April 2009. This new issuance carries a 12% fixed interest rate which is currently higher than the average rate paid on our other subordinated debentures. The rates paid on other subordinated debenture issuances are primarily based on three month LIBOR. The total average rate paid on subordinated debentures for 2009 decreased 56 basis points from 5.79% in 2008 to 5.23% in 2009 was primarily due to a decrease in the 3 month LIBOR between the two periods, but partially offset by the higher rate on the April 2009 issuance.

        Interest expense on subordinated debt decreased $564 thousand or 38.6% in 2008, as compared to the same period in 2007. This decrease is primarily due to a reduction in market LIBOR rates through 2007 and 2008. The decrease was also due to the lower contractual average spread over LIBOR paid in 2008, as compared to 2007. This was due to the redemption of the higher cost $5.2 million Trust I issuance in July 2007 and the replacement with the lower cost $5.2 million Trust III issuance in June 2007.

        Interest expense on FHLB and other borrowings increased $484 thousand or 8.4% from $5.8 million in 2008 to $6.2 million in 2009. This increase was due to a $50.9 million or 34.8% increase in the average FHLB and other borrowings from $146.1 million in 2008 to $197.0 million in 2009 and mainly stemmed from $36.6 million of FHLB and other borrowings balances that were acquired at December 31, 2008 through the AHB acquisition. The increase in average borrowings in 2009 was also due to an increase in borrowings from the FHLB, Federal Reserve, and other private funding sources to fund the increase in loans held for sale originating from the Mortgage Banking segment.

        Interest expense on FHLB and other borrowings increased $2.8 million or 93.0% from $3.0 million in 2007 to $5.8 million in 2008. This increase was due to a $70.4 million or 93.0% increase in the average FHLB and other borrowings from $75.7 million in 2007 to $146.1 million in 2008. During 2008 the company replaced many higher cost brokered CDs with lower cost FHLB borrowings.

Non-Interest Income

        Total non-interest income increased $52.2 million to $61.7 million in 2009, as compared to $9.5 million in 2008 and $11.8 million in 2007. The various components of non-interest income are discussed below.

        Net gains and fees on the sales of loans accounted for $48.8 million of non-interest income for 2009, an increase of $48.5 million over 2008. Net gains and fees and sales of loans relates to the Mortgage Banking segment and consists of unrealized gains and losses on interest rate lock commitments, loans held for sale, and forward sale commitments combined with realized gains and losses on the actual sale of the loan and the settlement of forward sale commitments. The increase in the net gains and fees on the sales of loans during 2009 was primarily from the addition of the AHB's residential mortgage operations.

        The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Banking segment's operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and LTVs. During 2009, secondary market demand and prevailing mortgage interest rates have been positively impacted by the Federal Reserve's purchase of MBS issued by the GSEs, which is scheduled to end in the first quarter of 2010. These actions resulted in mortgage interest rates declining to historically low levels during 2009. The decline in rates led to an increase in refinancing which offset the negative impact of weak new and existing home sale sectors. The residential mortgage division originated $2.513 billion of loans during 2009 with refinance activity accounting for 59.7% of the total. Loans for the purchase of new or existing homes totaled approximately or 37.5% of total originations, while loans to individual borrowers for construction of single-family residences were approximately 2.8% of total originations.

        Loan fees and other was $4.8 million for 2009, compared to approximately $403 thousand during 2008. Loan fees and other primarily relate to the Mortgage Banking segment and consist mainly of fees earned at the inception of a loan as well as fees earned on the servicing of residential loan portfolios not owned by the Bank. Loan fees and other also includes gains and losses on the Bank's mortgage servicing rights. The increase in loan servicing fees was due to the acquisition of AHB's mortgage operations.

        During the third quarter of 2009, we recorded a $1.6 million other than temporary impairment charge on four bank equity securities. Management concluded that the impairment on the securities was other than temporary mainly due to an extended fair market value of the securities below the corporation's cost basis, continued deterioration of the financial condition of these companies and management's conclusion that we no longer had the intent to hold these securities until anticipated recovery. The securities were subsequently sold during the fourth quarter of 2009.

        Loss on BOLI contract, included in asset impairment, relates to a $1.3 million reserve recorded in 2009 relating to a dispute with a third party guarantor on amounts due from a BOLI policy that was terminated in 2008. During the fourth quarter 2009, the Bank recorded a $1.3 million write down of a receivable relating to the surrender of BOLI policy in 2008. During the fourth quarter 2009, management determined events that occurred during 2009 left us in non-compliance with the terms of the 2008 BOLI surrender agreement. As such, we were unable to collect the stable value wrap portion of this former BOLI asset. In the first quarter of 2010, we received $8.9 million in full payment of the net receivable.

        During 2008, we recorded an approximately $850 thousand pre-tax other than temporary impairment loss on a $1.0 million Lehman Brothers note held in the Bank's investment portfolio, as well as recorded a pretax loss of approximately $417 thousand on a $13.9 million overnight investment in the Reserve Primary Fund (the "Fund"). The Fund was a short term overnight money market fund designed to maintain a constant $1.00 per share value. The Bank typically used this type of fund to invest excess overnight cash. During the third quarter of 2008, the Fund's value fell below $1.00 per share due to underlying Lehman Brothers commercial paper in the Fund. The Fund is currently in process of liquidation. The Bank wrote its $13.9 million investment down to $13.5 million in the third quarter of 2008 and subsequently received $12.7 million over the remainder of 2008 and 2009. In January 2010, the Bank received a $0.7 million distribution from the Fund. Management continues to assess the collectability of the remaining $87 thousand.

        Net gains on the sales of investment securities were $854 thousand in 2009 as compared to $312 thousand in 2008 and $2 thousand in 2007. The sales of investment securities throughout 2009, 2008 and 2007 were the results of normal portfolio management and strategic portfolio shifting.

        Other non-interest income increased $237 thousand or 12.8% from $1.8 million in 2008 to $2.1 million in 2009, reflecting an increase in miscellaneous income and fees. This compares with an increase of $154 thousand or 9.1% from 2007.

Provision for Loan Losses

        The provision for loan losses was $33.9 million for the year ended December 31, 2009, an increase of $32.3 million compared to $1.6 million for the year ended December 31, 2008. See the "Asset Quality and Allowance for Loan and Lease Losses" section in this Management's Discussion and Analysis for further details regarding this year over year increase. The provision for loan losses increased $1.6 million during 2008 compared to 2007 mostly as a result of decreased quality of the loan portfolio. Total net loans charged off in 2009, 2008 and 2007 were $20.8 million, $.5 million and $.4 million, respectively.

Non-Interest Expense

        Total non-interest expense increased $67.8 million from $33.6 million in 2008 to $101.4 million in 2009, compared to an increase of $1.0 million or 3.1% from 2007 to 2008. The various components of non-interest expense are discussed below.

        Salaries and employee benefits increased $39.8 million from $18.4 million in 2008 to $58.2 million in 2009, compared to a decrease of $653 thousand or 3.4% from $19.0 million in 2007. The increase during 2009 as compared to 2008 was primarily due to the addition of AHB operations at December 31, 2008. Salaries and employee benefits expense for 2008 includes a $417 thousand reduction of salary and benefits expense associated with loan origination costs not previously deferred in prior periods. Excluding this item, salaries and employee benefits decreased $236 thousand or 1.2% compared to the same period in 2007.

        Salaries and related expenses allocable to the Mortgage Banking segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in the mortgage production operations and allocations for overhead. Salaries directly attributable to the Mortgage Banking segment totaled $32.2 million 2009. Of these amounts, variable compensation, that is compensation paid to loan originators, accounted for $21.8 million, or 68% of the total for 2009.

        Occupancy, equipment and data processing expense increased $6.3 million or 109.2% from $5.8 million in 2008 to $12.1 million in 2009, compared to an increase of $635 thousand or 12.3% from $5.2 million in 2007. The increase in 2009, as compared to 2008, was primarily due to the addition of AHB operations which resulted in a $5.2 million increase at December 31, 2009, as well as higher occupancy expense associated with the new One North High Street administrative facility and Jennersville branch both put into service in the first quarter of 2009. The higher expense in 2008, as compared to 2007, is primarily due to the addition of the Longwood and Downingtown branches in the first quarter of 2008.

        FDIC insurance expense increased $1.9 million to $2.4 million in 2009 from $490 thousand in 2008 compared $87 thousand in 2007. In 2008 and 2009, the FDIC adopted rules that increased FDIC premiums significantly for all banks for assessment periods beginning in the first quarter of 2009. In addition, the FDIC instituted a special assessment for all banks for the second quarter of 2009. FDIC Deposit Insurance expense for 2009 includes approximately $673 thousand for this special assessment, recorded in the second quarter of 2009. The increase in FDIC insurance expense in 2008 over 2007 stemmed from 2006 legislation that increased assessments for all banks.

        The Pennsylvania Bank Shares Tax was $989 thousand, $785 thousand and $705 thousand for the years 2009, 2008, and 2007, respectively. The Pennsylvania Bank Shares Tax is based primarily on a six year average of the Bank's stockholders' equity, and is paid on an annual basis. The increase shares tax in 2009 over 2008 is primarily due to the acquisition of AHB at December 31, 2008.

        Professional services expense increased $6.5 million to $8.4 million for 2009 from $2.0 million in 2008, compared to $2.0 million in 2007. Approximately $1.9 million of the increase was due to legal, consulting and audit fees related to the merger with Tower and capital-raising initiatives, while approximately $3.1 million of the increase in professional fees are due to increased legal, consulting and audit fees from the addition of AHB's operations.

        Marketing expense increased $613 thousand or 62.7% to $1.6 million in 2009, and from $978 thousand in 2008. The increase in 2009 is primarily due to the addition of AHB's operations.

        Communication expense increased $992 thousand or 191.5% in 2009 from $518 thousand in 2008, and from $372 thousand in 2007. The increase in 2009 is primarily due to the addition of AHB's operations.

        Total other non-interest expense increased $3.1 million or 86.3% from $3.6 million to $6.7 million in 2009 compared with an increase of $348 thousand or 10.7% from $3.2 million in 2007. The primary components of other non-interest expense over the past three years are as follows:

(Dollars in thousands)	2009	2008	2007
Postage and Supplies	$1,662	$1,471	$1,428
Loan and Deposit Supplies	989	619	548
Directors Expenses	495	390	379
Other	3,537	1,108	885

Total Other	$6,683	$3,588	$3,240

        Other includes travel and mileage, Wealth Management processing fees, dues and subscriptions, and other general expenses. The increase in 2009 as compared to 2008 is primarily due to an increase in travel and mileage expense from $292 thousand in 2008 to $925 thousand in 2009, combined with the acquisition of AHB.

Income Taxes

        Income tax benefit was $464 thousand in 2009 compared to expense of $1.7 million in 2008 and $2.9 million in 2007, representing an effective tax rate of 1.5%, 24.3%, and 27.7%, respectively. During the fourth quarter of 2009, we established a valuation allowance of approximately $7.5 million against a portion of our deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. We have concluded and recorded a valuation allowance against our deferred tax asset, except for amounts that are available for carryback claims. The lower effective tax rate in 2008, as compared with 2007, was primarily due to increases in permanent differences as a relative percentage of pretax income.

Capital Adequacy

        We are subject to Risk-Based Capital Guidelines adopted by the Federal Reserve for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum capital ratio thresholds. To be considered "well capitalized" banks must generally maintain a Tier I leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risked-based capital ratio of at least 10%. During the fourth quarter of 2009, the OCC advised management that the OCC had established new higher capital ratio requirements on the Bank (individual minimum capital ratios, or IMCRs) thereby requiring the Bank to maintain its Tier 1 leverage ratio at not less than 8%, its Tier 1 risk-based capital ratio at not less than 10% and its total risk-based capital ratio at not less than 12%. The Bank was required to achieve these new higher levels by December 31, 2009.

        Our efforts to raise capital before the OCC's deadline consummated in the definitive merger agreement with Tower Bancorp. As part of the merger agreement, Graystone Tower Bank increased our loan from $4 million, which was entered into on November 20, 2009, to up to a maximum of $26 million. We used the increased proceeds to make a capital contribution to the Bank in effort to satisfy the capital requirements established by the OCC. The loan, as modified, is a non-revolving one year term loan bearing interest at the rate of 6% per annum, and is secured by a pledge of all of the common stock of the Bank. Additionally, under the definitive merger agreement, Graystone purchased $52.5 million in first lien residential real estate and commercial loan participations at a 1.5% discount in effort to assist the Bank in satisfying the IMCRs.

        As of December 31, 2009, the Bank met the IMCR threshold for Tier 1 risk-based capital, but was below the IMCR thresholds for Tier 1 leverage and total risk-based capital, and as of March 31, 2010, the Bank met the IMCR thresholds for Tier 1 risk-based capital and total risk-based capital, but was below the IMCR threshold for Tier 1 leverage. The OCC may deem the Bank's noncompliance to be an unsafe and unsound banking practice which may subject the Bank to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

        The Corporation's and Bank's risk-based capital ratios, shown below, have been computed in accordance with regulatory accounting policies. For more information relating to Corporation's and Bank's capital ratios can be found under the caption "Regulatory Matters" in the Notes to Consolidated Financial Statements included elsewhere in this report.

Risk Based Capital Ratios

	December 31,
				Current Requirements to be Well-Capitalized*
	2009	2008	2007
Corporation
Tier 1 Leverage Ratio	5.71%	9.87%	9.22%	N/A
Tier I Capital Ratio	7.79%	9.14%	10.84%	N/A
Total Risk-Based Capital Ratio	9.16%	10.15%	11.92%	N/A
Bank
Tier 1 Leverage Ratio	7.68%	9.95%	8.58%	8.00%
Tier I Capital Ratio	10.47%	9.40%	10.08%	10.00%
Total Risk-Based Capital Ratio	11.74%	10.42%	11.18%	12.00%

*
Ratios imposed by the OCC under the IMCRs.

        In April 2009, we completed the placement of $5.2 million aggregate liquidation amount of fixed rate trust preferred securities (the "Trust Preferred Securities"), through a newly formed subsidiary, First Chester County Capital Trust IV, a wholly owned Delaware statutory trust (the "Trust"). In connection with the sale of the Trust Preferred Securities, we issued $5.3 million of junior subordinated deferrable interest debentures (the "Debentures") to the Trust. The Trust Preferred Securities and the Debentures have a 30 year maturity, and carry a fixed rate of interest of 12.0%. We have retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) on any interest payment date on or after April 28, 2014.

        Our trust preferred subsidiaries are deconsolidated in accordance with GAAP and the related securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company's Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve's amended rule was to become effective March 31, 2009, and would have limited trust preferred securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as

Tier 2, or supplementary capital of the Corporation. At December 31, 2009, the entire $20.8 million in trust preferred securities qualify as Tier 1.

Dividends

        In the fourth quarter of 2009, we reduced our dividend to common shareholders to $0.02 per share from $0.14 per share paid in the each of the previous quarters in 2009. This action was taken to preserve capital and cash at the holding company as one of the primary sources of cash to the holding company is dividend payments from the Bank. Because of the Bank's capital constraints and because of OCC dividend payment restrictions when a national bank has insufficient retained net income to pay a dividend, the OCC will not allow the Bank to pay a dividend to the holding company.

Contractual Obligations and Other Commitments

        The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2009:

(Dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More Than 5 Years
Minimum Annual Rentals on non-cancelable operating leases	$11,659	$1,869	$3,277	$2,841	$3,672
Contractual maturities of time deposits	516,022	322,174	183,486	6,884	3,478
Loan commitments	390,059	390,059	—	—	—
Federal Home Loan Bank and other borrowings	172,897	110,734	49,659	10,415	2,089
Subordinated debt	20,795	—	—	—	20,795
Standby letters of credit	41,452	41,452	—	—	—

Total	$1,152,884	$866,288	$236,422	$20,140	$30,034

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Liquidity Management and Interest Rate Sensitivity

        The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses our ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling senior management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. Our primary sources of liquidity are funding available from growth of our existing deposit base, new deposits, FHLB, and cash flow from the investment and loan portfolios. We consider funds from such sources to comprise its "core" funding sources because of the historical stability of such sources of funds. Additional liquidity comes from our non-interest bearing demand deposit accounts and credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of deposits, non-interest-bearing demand deposit accounts and other deposit sources are highlighted in the "Deposit Analysis" table.

        We primarily utilize borrowings from the FHLB and other entities in managing our interest rate risk and as a tool to augment deposits and in funding asset growth. We may utilize these funding sources to better match our assets that are subject to longer term repricing (i.e., between one and five years). FHLB and other borrowings totaled $172.9 million compared to $171.2 million at December 31, 2009 and 2008, respectively. These borrowings consist of short and long term borrowings representing a combination of maturities. The average interest rate on these borrowings was 3.17% and 3.94% in 2009 and 2008.

        The Bank has access to several funding options through the FHLB, including overnight lines of credit, amortizing and non-amortizing fixed rate term and variable rate term advances. Additionally, the Bank can acquire letters of credit from the FHLB for deposit collateralization purposes. As of December 31, 2009, the amount of borrowing advances and letters of credit outstanding under the Bank's line of credit with the FHLB was $144.5 million. The Bank currently has a maximum borrowing capacity with the FHLB of approximately $60 million. In addition, the Bank has backup lines of credit available from other financial institutions, as well as the Federal Reserve, totaling approximately $179.4 million.

        The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. Our net interest rate sensitivity, or our "gap position," within one year is a negative $155.3 million or (11.3%) of total assets at December 31, 2009, compared with a negative $293 million or (22.5%) of total assets at the end of 2008. Our gap position is just one tool used to evaluate interest rate risk and the stability of net interest margins. The data in the following chart represents the gap position at a specific point in time and may not be indicative of future gap positions. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income and net income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee policy and monitors the results of the simulations against these limits quarterly. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin.

 INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 2009

	Repricing Periods
(Dollars in thousands)	Within One Year	Two Through Five Years	Greater Than Five Years	Non-Rate Sensitive	Total
ASSETS
Federal funds sold	$1,721	$—	$—	$—	$1,721
Investment securities	38,228	18,117	14,978	11,375	82,698
Interest bearing deposits in banks	124,107	—	—	—	124,107
Loans held for sale	202,757				202,757
Loans and leases	357,747	389,434	154,708	(23,217)	878,672
Cash and due from banks	—	—	—	20,853	20,853
Premises & equipment	—	—	—	22,469	22,469
Other assets	—	—	—	43,959	43,959

Total assets	$724,560	$407,551	$169,686	$75,439	$1,377,236

LIABILITIES AND CAPITAL
Non-interest-bearing deposits	$—	$—	$—	$155,647	$155,647
Interest bearing deposits	754,278	196,896	3,479	—	954,653
FHLB and other borrowings	110,129	60,270	2,498	—	172,897
Subordinated debt	15,465	—	5,330	—	20,795
Other liabilities	—	—	—	16,342	16,342
Capital	—	—	—	56,902	56,902

Total liabilities and capital	$879,872	$257,166	$11,307	$228,891	$1,377,236

Net interest rate sensitivity gap	$(155,312)	$150,385	$158,379	$(153,452)	$—

Cumulative interest rate sensitivity gap	$(155,312)	$(4,927)	$153,452	$—	$—

Cumulative interest rate sensitivity gap divided by total assets	(11.3)%	(0.4)%	11.1%

        The table below summarizes estimated changes in net interest income over the twelve-month period ending December 31, 2010, assuming a static balance sheet under alternative interest rate scenarios. The change in interest rates was modeled to simulate the effect of a proportional shift in asset and liability ratios (rate ramp). The prime rate used as the "driver rate" in these simulations is the average December 2009 prime rate that is reported in the Wall Street Journal.

	Net Interest Income	Dollar Change	Percent Change
(Dollars in thousands)
Change in Interest Rates
+200 Basis Points	$43,965	$4,405	11.1%
+100 Basis Points	41,652	2,092	5.3%
Flat Rate	39,560	—	—
-100 Basis Points	37,571	(1,989)	(5.0)%
-200 Basis Points	35,656	(3,904)	(9.9)%

        Management believes that the assumptions utilized in evaluating the vulnerability of our net interest income to changes in interest rates approximate actual experience; however, our interest rate sensitivity of assets and liabilities, as well as the estimated effect of changes in interest rates on net interest income, could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

        In the event we should experience a mismatch in our desired gap position or an excessive decline in our net interest income subsequent to an immediate and sustained change in interest rates, we have a number of options which we could utilize to remedy such a mismatch. We could restructure our investment portfolio through sale or purchase of securities with more favorable repricing attributes. We could also promote loan products with appropriate maturities or repricing attributes. We could also solicit deposits or search for borrowings with more desirable maturities. However, market circumstances might make execution of these strategies cost prohibitive or unattainable.

        The nature of our current operations is such that we are not subject to foreign currency exchange or commodity price risk. However, the Bank is subject to interest rate risk with respect to its mortgage banking division. When the Bank contractually commits with a customer to an interest rate on a residential mortgage loan that it intends to sell, the Bank may be at risk that the value of the loan, when ultimately sold, will be less than par. To hedge this risk, the Bank enters into a derivative contract, primarily consisting of forward loan sale commitments. Additionally, our liquidity planning takes into account current risks in our mortgage banking operations. We sell residential mortgage loans to various secondary market investors under several agreements. In the event we breach certain requirements within these agreements, the investors have the ability to suspend or terminate the agreements. A suspension or termination could expose us to interest rate and liquidity risk, and also limit our ability to manage our balance sheet size and maintain compliance with regulatory capital guidelines. We are currently in default under these agreements due to our failure to file our audited financial statements within the specified timeframe, our failure to satisfy the IMCRs, and in certain cases the inclusion of a "going concern" explanatory paragraph in the auditors' report regarding the consolidated financial statements. To date, two of the investors under these agreements have terminated their agreements with us. Additionally, other investors, to whom we sell nearly 88% of our loan production, have verbally indicated that although we are in breach of the above mentioned requirements, they will forebear the defaults for an unspecified period of time.

Item 8.    Financial Statements and Supplementary Data.

        Our Consolidated Financial Statements may be found on pages F-1 through F-50 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, management has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        Management conducted a thorough and methodical evaluation and testing of our internal controls over financial reporting as of December 31, 2009. There were three material control weaknesses identified, which are described below.

Allowance for Loan and Lease Losses

        During the third quarter of 2009, management identified a material weakness in our internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. The Bank's policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate allowance for loan and lease losses ("ALLL"). We also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not. Management concluded that the ALLL and the provision for loan and lease losses as of and for the three and six months ended June 30, 2009 should be increased by $3.5 million. As a result of the June 30, 2009 ALLL shortfall of $3.5 million, amounts originally recorded as provision for loan and lease losses for the three months ended September 30, 2009 were restated to the three month period ended June 30, 2009. This restatement created a material misstatement in the consolidated statements of operations for the three months ended September 30, 2009, as well as related footnote disclosures.

        During the fourth quarter of 2009 and subsequent to year-end, we began taking the steps described below to remediate the material weakness surrounding the ALLL as disclosed in our Amendment No. 1 to Form 10-Q/A for the periods ended June 30, 2009 and September 30, 2009.

Mark-to-Market Accounting of Mortgage Loans Held for Sale

        Subsequent to year-end, management identified a material weakness in internal controls related to our process to review the valuation of mortgage loans held for sale. Mortgage loans held for sale represent mortgage loans originated by us and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by us, the mortgage loan is typically warehoused for a period of time and then sold into the secondary market. While in this warehouse phase, mortgage loans held for sale are recorded at fair value under the fair value option with changes in fair value recognized through earnings. An error was identified in our process to properly identify a certain population of loans held for sale prior to sending the loan details to our third party valuation firm. As such, we erroneously excluded from the population to be fair valued, loans which were identified for sale but for which we were awaiting the consideration from the counterparty to complete the sales transaction. These particular loans were correctly classified as loans held for sale on the consolidated balance sheet; however, the unrealized gain associated with these loans was not reflected in the consolidated balance sheet and the statement of operations. This error resulted in an understatement in the carrying amount of loans held for sale for the quarters ended March 31, June 30 and September 30, 2009, as well as an understatement of net income for each quarter. As a result of this material weakness, the Bank increased net gains from mortgage banking by $1.2 million, $14 thousand and $2.7 million for the quarters ended March 31, June 30, and September 30, 2009, respectively. Additionally, in April 2010, management discovered another process error relating to the accounting for the mark-to-market of mortgage loans held for sale, which produced an additional increase in net gains from mortgage banking of $215 thousand as of December 31, 2009. Accordingly, management concluded that these deficiencies constitute a material weakness in internal controls related to our process to review the valuation of mortgage loans held for sale.

Subsequent Events

        In May 2010, management discovered an error related to our process of reviewing, accounting for and the reporting of subsequent events, which resulted in the improper application of GAAP. Specifically, $6.7 million of the provision for loan and lease losses, which was recorded subsequent to December 31, 2009, should have been recorded as of December 31, 2009.

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

Mark-to-Market Accounting of Mortgage Loans Held for Sale

        Subsequent to December 31, 2009, and immediately following management's identification of the material weakness surrounding the mark-to-market accounting of Mortgage Loans Held for Sale, management enhanced an existing process that will ensure the portfolio of Mortgage Loans Held for Sale is complete prior to delivery to the third party valuation firm. At each month-end a reconciliation is performed to ensure the loans held for sale included in the file sent to the third party valuation firm reconciles to our internal subledger. This internal subledger of loans held for sale is reconciled to our general ledger. These reconciliations are reviewed by management monthly to ensure timely completion and that reconciling items, if any, are appropriately addressed.

Subsequent Events

        Management has created and implemented procedures to review and evaluate events occurring after the end of each quarter, but prior to issuing financial statements, to determine if there is any impact on the quarterly or annual financial statements.

        As of the date of this report, management is continuing their ongoing efforts to correct, revise and test the processes surrounding the material weaknesses described above. Additional changes will be implemented as determined necessary.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and implemented by management and other personnel, subject to the oversight of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and determined that our internal controls over financial reporting were not effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of management's evaluation of our internal controls over financial reporting, as discussed above, management identified material weaknesses in our internal controls over financial reporting related to i) the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans, ii) the process of reporting the fair value adjustment for mortgage loans held for sale and iii) the process of reviewing and evaluating the impact of certain events occurring after the end of each quarter, but prior to the issuance of our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our independent registered public accounting firm, Grant Thornton LLP, audited the Corporation's internal control over financial reporting as of December 31, 2009, and their report dated July 26, 2010, expressing an adverse opinion, is included below.

Item 9B.    Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Chester County Corporation

        We have audited First Chester County Corporation (a Pennsylvania Corporation) and subsidiaries' (the Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. There were inadequate internal controls over financial reporting related to i.) the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans, ii.) the process of reporting the fair value adjustment for mortgage loans held for sale and iii.) the process of reviewing and evaluating the impact of certain events occurring after the end of each quarter, but prior to the issuance of the financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, First Chester County Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Chester County Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated July 26, 2010, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
July 26, 2010

PART III

Item 10.    Directors, Executive Officers And Corporate Governance.

Directors and Executive Officers

        Set forth below are the names and ages of our directors and executive officers and other biographical information. There are no family relationships between any director or executive officer.

        Frances A. Bedekovic, 49, has served as Senior Vice President, Credit Administration and Policy, of the Company and the Bank since November 2009. Ms. Bedekovic was the Chief Credit Policy Officer at AHB, where she established and enhanced risk management programs, credit administration, credit policy and quality control, until May 2009. From March 2001 to September 2002, Ms. Bedekovic was Pennsylvania's Acting Secretary of Banking and Deputy Secretary of Banking and from September 2002 to February 2004 she was Vice President of HSBC Household International.

        Brian K. Campbell, 49, has served as a director of the Corporation and the Bank since December 2006. Mr. Campbell has served as Vice President of Beiler-Campbell Realtors, a full service real estate company of which he is also co-owner, for approximately 20 years and now serves as Chairman. He is also President and owner of Cedar Knoll Builders, a construction company, and a partner of the Anvil Land Transfer Title Company.

        M. Robert Clarke, 63, has served as a director of the Corporation and the Bank since 1993. Mr. Clarke is a Certified Public Accountant and has served as President of Clarke, Nicolini and Associates, Ltd. since 1987.

        Clifford E. DeBaptiste, 86, has served as a director of the Corporation since 1984 and a director of the Bank since 1975. Mr. DeBaptiste founded DeBaptiste Funeral Homes, Inc. in 1954 and presently serves as its Chairman, Supervisor and Director.

        James M. Deitch, 56, has served as Chief Operating Officer of the Corporation and the Bank since October 2009 and as the Managing Director of the American Home Bank division of the Bank since December 2008. Mr. Deitch was also a director of the Corporation and Bank from January 2009 until March 2010. Prior to the Bank's acquisition of American Home Bank, N.A., Mr. Deitch was the Chairman, CEO and co-founder of American Home Bank, N.A. Prior to that, Mr. Deitch was the Chairman and CEO of Keystone National Bank and Keystone Financial Mortgage Corporation which he co-founded in 1993.

        John A. Featherman, III, 72, has served as Chairman of the Boards of the Corporation and the Bank and Chief Executive Officer of the Corporation and the Bank since November 2003, as President of the Corporation and Bank since October 2009 and as director of the Corporation and the Bank since 1985. Mr. Featherman is an attorney and was a principal of the law firm of MacElree Harvey, Ltd. from 1969 to 2004.

        John S. Halsted, 77, has served as a director of the Corporation and the Bank since 1991. Mr. Halsted is an attorney, and since June 2006 has served as Counsel to the law firm of Gawthrop Greenwood, P.C. Mr. Halsted joined that firm in 1960. Mr. Halsted retired as Chester County Solicitor in January 2007 after 36 years of service.

        J. Carol Hanson, 63, has served as a director of the Corporation and the Bank since 1995. Ms. Hanson has served as the Executive Director of Barclay Friends Corporation, a long term care facility, since 1991.

        Clay T. Henry, 49, has served as Executive Vice President of First National Wealth Management, (a division of the Bank which includes the Wealth Management and Financial Advisory Services Departments) since October 2006. Prior to joining the Bank, Mr. Henry served as Executive Vice President of Millennium Wealth Management, a division of Harleysville National Bank since March 1998. Prior to that, Mr. Henry held various positions with PNC Asset Management Group, including Director of Investment Services and Marketing and Director of Strategic Planning and Acquisitions.

        Lynn Marie Johnson-Porter, 48, has served as a director of the Corporation since December 2005. Ms. Johnson-Porter has served as the Vice President of Philanthropy for Presby's Inspired Life since January 2007. Prior to that, Ms. Johnson-Porter had served as the Executive Director of the Fund for West Chester University at West Chester University of PA since April 2005. Ms. Johnson-Porter had served as Director of Development, University of Pennsylvania from 2000 to 2005, Director of Development for the Greater Philadelphia Urban Affairs Coalition in 2000 and Director of Development for the Commonwealth College of Penn State University from 1997 to 2000.

        Edward A. Leo, 62, has served as a director of the Corporation and the Bank since January 2005. Mr. Leo has served as the Chairman of the Board and Chief Executive Officer of Country Fresh Mushroom Co., a packer and distributor of mushrooms and mushroom products, and the Managing Member of John C. Leo & Son, LLC, a grower of fresh mushrooms, since 1972. Prior to that, Mr. Leo also served as a board member and officer of Laurel Valley Farms, a producer of compost and other soil products. Mr. Leo also currently serves as a Member of the Board of the Chester County Economic Development Council.

        Matthew S. Naylor, 38, has served as a director of the Corporation and the Bank since December 2006. Mr. Naylor has served as Chief Executive Officer of the Elite Family of Companies, a group of businesses providing consulting and administrative services in the areas of employee benefits, payroll, human resources, retirement plans and insurance, since 1998.

        David L. Peirce, 81, has served as a director of the Corporation since 1984 and a director of the Bank since 1973. Mr. Peirce is the former President and CEO of Denney-Reyburn Company, a paper converter company.

        Anthony J. Poluch,Jr., 53, has served as Executive Vice President-Business Development of the Bank since December 2005. Prior to that, Mr. Poluch served as Senior Vice President-Business Development of the Bank from 2000 to December 2005 and Vice President-Business Development of the Bank from 1993 to 2000.

        Eric A. Segal, 52, has served as interim Chief Financial Officer since March 2010. Mr. Segal is also a director of CFO Consulting Partners, LLC. Prior to joining CFO Consulting Partners, Mr. Segal was Senior Vice President and CFO of Spencer Savings Bank. Mr. Segal also held various positions during his 17 year career with American Express and Ameriprise Financial, including Vice President and Chief Financial Officer of Ameriprise Bank, FSB, head of finance for the American Express consumer banking business and as Vice President of Finance and CFO of the Financial Institutions, Corporate Banking, and Global Investment Products groups and Head of Business Analysis at American Express Bank, Ltd.

        Anna Ruth Smith, 51, has served as President of the American Home Bank division of the Bank since December 2008. Prior to the Bank's acquisition of American Home Bank, N.A., Ms. Smith served as President and Chief Operating Officer of American Home Bank, N.A., since August 2001. She was a co-founder of American Home Bank and previously President of Keystone Financial Mortgage Corporation, which she also co-founded.

        John B. Waldron, 80, has served as a director of the Corporation since 1984 and a director of the Bank since 1981. Mr. Waldron is the former owner of John B. Waldron Insurance Agency and has served as an agent of Arthur Hall Insurance Group since the sale of the Agency to Arthur Hall Insurance Group in 1981.

        Karen D. Walter, 45, has served as Executive Vice President-Marketing, Web Banking, Retail Product Development & Pricing of the Bank since November 2009, and prior to that, as Executive Vice President-Retail Banking of the Bank since May 2005. Prior to joining the Bank, Ms. Walter served as Vice President of Retail Delivery at Diamond Credit Union since February 2005, as Executive Vice President, Director of Sales at Susquehanna Patriot Bank from June 2004 to November 2004, Senior Vice President, Director of Sales at Patriot Bank from March 2001 to June 2004, and Regional Vice President at Sovereign Bank from August 1997 to August 2000.

Director Qualifications

        The following list of experience, qualifications, attributes or skills of each director contributed to the Corporate Governance Committee's conclusion that each director is qualified to serve on the Board in light of our business and structure:

Brian K. Campbell	• Experience in the real estate business for over 30 years, including residential, commercial and development
M. Robert Clarke	• Certified public accountant
• Over 30 years experience performing tax, accounting, audit and consulting services
Clifford E. DeBaptiste	• Sole proprietor for 55 years
• Leadership roles, including Mayor of West Chester, trustee of West Chester University and current President of Pennsylvania Funeral Directors Association
John A Featherman, III	• Chairman, President and Chief Executive Officer of the Corporation
• Over 35 years experience as a practicing attorney in the corporate and tax law areas, with management roles including managing partner and director of the firm
• Extensive board experience on several organizations, including service on finance committees
John S. Halsted	• Over 49 years experience as a practicing attorney representing municipalities, businesses and individuals
• Served as Chester County Solicitor for 36 years
• Served as senior shareholder of law firm
J. Carol Hanson	• Directs and oversees a highly complex healthcare organization with over $20 million in assets
• Holds a Masters in Business Administration in Health and Medical Serviced Administration
Lynn Marie Johnson-Porter	• Experience with community relations, public affairs and communications
• Extensive experience in developing new business
Edward A. Leo	• Extensive experience in accounting as a senior accountant at the firm Haskins and Sells, CPAs
• Business owner, John C. Leo & Son, LLC
Matthew S. Naylor	• Extensive experience in senior management of a group of businesses which provide consulting services in the areas of employee benefits, human resources, retirement plans and insurance
David L. Peirce	• Former President and Chief Executive Officer of manufacturing company
• Prior experience supervising accounting personnel and maintaining banking relationships
John B. Waldron	• Over 23 years experience owning and operating an insurance agency
• Life long resident of West Chester, Pennsylvania

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports that they file.

        Based solely on review of the copies of such forms furnished to us, or written representations that no Form 5s were required, we believe that, during 2009, all Section 16(a) reports required to be filed by its officers, directors and greater than 10% beneficial owners were complied with except for the following:

  •
  a Form 4 was filed by Andrew Stump on March 27, 2009 to report a disposition of shares by the 401(k) Plan on January 13, 2009.

  •
  a Form 4 was filed by Anna Ruth Smith on December 16, 2009 to report the grant of restricted shares on December 10, 2009.

Code of Ethics

        We have adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC) that applies to the principal executive officer, principal financial officer, principal accounting officer or controller and all other employees. Our code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2009.

Description of Nominating Process

        There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Expert

        We have a separately-designated standing Audit Committee, which consists of the following members: M. Robert Clarke, Clifford E. DeBaptiste, David L. Peirce, J. Carol Hanson, and Edward A. Leo. The Audit Committee is responsible for monitoring the integrity of our financial reporting process and systems of internal controls for finance, accounting and regulatory compliance, reviewing the independence and performance of our independent auditors and internal auditing functions, and related matters. The Board has determined that Mr. Clarke is the "audit committee financial expert" and serves as the Chairman of the Audit Committee. In the opinion of the Board of Directors, each of the members of the Audit Committee is independent as defined by Rule 5605(a)(2) of the Nasdaq listing standards (the "Nasdaq Listing Standards") as applicable to members of an audit committee.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Overview

        The following discussion and analysis addresses the 2009 compensation program for our executive officers and, in particular, our Named Executive Officers. Our Named Executive Officers for 2009 consist of:

  •
  John A. Featherman, III, Chairman, President and Chief Executive Officer

  •
  James M. Deitch, Chief Operating Officer

  •
  Clay T. Henry, Executive Vice President—First National Wealth Management Division

  •
  Anna Ruth Smith, President and Chief Operating Officer—American Home Bank Division

  •
  Sheryl S. Vittitoe, former Chief Financial Officer

  •
  John E. Balzarini, former Chief Financial Officer

  •
  Kevin C. Quinn, former President

Objectives of Executive Compensation Program

        The objectives of our executive compensation program are to attract and retain highly qualified executive officers and to motivate those executive officers to achieve our strategic objectives. To attain these objectives, our executive compensation program is designed to:

  •
  provide compensation that is competitive with that provided by comparable banks and employers;

  •
  reward executive officers for the positive performance of the Bank as measured by its profitability and return to shareholders; and

  •
  to align the interests of our executive management team with the long-term interests of our shareholders.

Personnel and Compensation Committee

        The Personnel and Compensation Committee of the Board of Directors, referred to in this section as the "Compensation Committee," is charged with the responsibility of reviewing and establishing the compensation arrangements of our executive officers, including allocating such compensation among various components of compensation. Our executive officers include the Named Executive Officers as well as our other executive vice presidents and our senior vice presidents. The Compensation Committee reviews the performance and determines the compensation of the Chief Executive Officer. The Chief Executive Officer reviews the performance of the other executive officers and make recommendations for their compensation to the Compensation Committee for its consideration and approval.

        The Compensation Committee has engaged Mosteller & Associates, an independent compensation consultant, to provide it with market information, analysis and guidance in the development and assessment of our executive compensation program.

Review of Total Compensation for Peer Group

        To assist us in establishing the level of total compensation that would be paid in 2009 at various performance levels, Mosteller & Associates performed a study of the total compensation (base salary plus all forms of variable compensation) provided to the CEO, CFO and next three highest paid executive officers at 20 comparably sized banks or bank holding companies ($500 million to $2.0 billion in total assets) that operate in the mid-Atlantic region, as reported in their 2008 proxy statements. The comparable companies in this study consisted of the following institutions:

• ACNB Corp.	• Center Bancorp	• Parkvale Financial Corp.
• Alliance Financial Corp.	• Citizens & Northern Corp.	• QNB Corp.
• AmeriServ Financial, Inc.	• CNB Financial Corp.	• Republic First Bancorp, Inc.
• Arrow Financial Corp.	• DNB Financial Corp.	• Shore Bancshares, Inc.
• Bancorp, Inc.	• First United Corp.	• Univest Corp. of Pennsylvania
• Bryn Mawr Bank Corp.	• FNC Bancorp	• VIST Financial Corp
• Canandaigua National Corp.	• Orrstown Financial Services, Inc.

        The foregoing peers were selected because of their geographical proximity, their comparable asset size, their relative financial performance, and because they represent the marketplace in which we compete for executive talent. When the individual and total compensation market data for 2009 was compared to our top five executives' compensation, our executives' total compensation for 2009 was generally within plus or minus 20% of the median. The Committee determined that this was competitive, and with ongoing review and monitoring of the individual components, would achieve our objectives stated above.

        In determining the level of compensation for our Named Executive Officers for 2009, the Compensation Committee considered a number of other factors in addition to market data. The other key factors considered were the individual performance and contribution of the individual executive officer, the cost to replace the executive officer, the scope of the executive officer's specific job responsibilities and duties, market demand for executive officers with the skill sets and experience of our executive officers, and the performance of the Bank during the years in which they have held their positions. Although we review competitive survey data, we do not benchmark or target our executive compensation levels to any market averages or specific entity's compensation practice.

Elements of Executive Compensation

        Our executive compensation program consists of the following elements:

  •
  Base salary;

  •
  Annual incentive pay;

  •
  Long-term equity-based incentives;

  •
  Benefits and perquisites; and

  •
  Severance and change in control benefits.

        Each element has been chosen to remain competitive in the market and also to balance the efforts of the executives towards ongoing, annual, and long term positive financial performance for the shareholders. Allocations among the various elements were made based upon a variety of subjective considerations, but the adoption of the Executive Incentive Plan (described below) with both annual cash and equity-based, deferred vesting pay-outs reflects the intention to increase, over time, the emphasis on short and long-term incentive compensation. This direction will allocate a greater portion of total compensation to a risk and reward approach, based primarily on the Company's and the executive's performance.

        The following discussion explains the elements of compensation provided to our Named Executive Officers for 2009.

        Base Salary.    Base salary is intended to provide our executive officers with a fixed level of annual cash compensation that is competitive and appropriate given each executive officer's responsibilities and accomplishments. Base salary decisions are based on subjective criteria including an executive officer's level of responsibility, impact within the Company, individual performance and experience as well as a review of our peer market data.

        Base salaries were not adjusted in 2009, except for Mr. Deitch and Ms. Smith whose salaries were not adjusted during 2008. Mr. Deitch and Ms. Smith received increases of 11% and 10%, respectively. The following table lists the base salaries for our Named Executive Officers during 2009:

Named Executive Officer	2009 Base
John A. Featherman, III	$364,109
Sheryl S. Vittitoe	$215,000
James M. Deitch	$225,000
Clay T. Henry	$196,267
Anna R. Smith	$215,000
Kevin C. Quinn	$275,734
John E. Balzarini	$205,363

        Effective October 15, 2009, Ms. Vittitoe, Mr. Deitch and Ms. Smith received salary increases due to changes in the Company's reporting structure and responsibility levels. These corporate reporting changes increased each executive officer's responsibilities and their new salaries were increased to $265,000, $295,000 and $265,000, respectively. Effective December 6, 2009, Mr. Henry's salary was increased to $215,000.

        Annual Incentive Pay.    In 2009, we provided annual cash bonus incentives to our executive officers under our Executive Incentive Plan, or EIP. The EIP was adopted in 2006 and reflects a shift from a highly discretionary bonus plan to a results based, formula driven design. The EIP was developed as a meaningful compensation tool to encourage the growth and effective management of the Bank. The primary purpose of the EIP is to:

  •
  motivate and reward executive officers for the positive performance of the Bank;

  •
  provide a form of variable compensation to executive officers which is directly tied to their individual and collective performance; and

  •
  to focus the executive officers' efforts on the growth and profitability of the Bank.

        Participation in the EIP is determined at the beginning of each year by the recommendation of the Chief Executive Officer to the Compensation Committee. The Compensation Committee determines the participation of the Chief Executive Officer each year. Generally, participants include officers at the Senior Vice President level and above.

        Annual incentive award opportunities are expressed as a percentage of base salary and are determined based on the achievement of pre-established performance goals set at the beginning of the fiscal year. Performance goals are synchronized with the long-term strategic and financial performance objectives of the Bank and the Corporation and individually tailored to each plan participant based on their relevant job responsibilities. These performance factors are quantifiable objectives consisting of threshold, target and optimum goals. Generally, the performance factors will be metrics such as return on assets, return on equity, net income, earnings per share or similar indicators. Subject to the approval of the Compensation Committee, the Chief Executive Officer recommends the performance goals for the other members for the executive team. The Compensation Committee sets the performance goals for the Chief Executive Officer. Cash payments are made under the EIP after the end of the fiscal year based on actual performance results as compared to the pre-established performance goals.

        For 2009, the performance measure for all executives officers consisted of return on average assets, and, in the case of the Mr. Deitch and Ms. Smith, a separate performance measure of total revenue minus compensation expense for the AHB division. "Return on average assets" is the ratio of net income divided by average total assets. These measures must be achieved at the threshold level as a condition to the payment of any award for 2009. A second target level is included in the plan to further incentivize performance. This second or "stretch" target would reflect strong performance beyond our budgeted targets. The thresholds, targets and maximums for these performance criteria for 2009 were as follows:

	Threshold	Budgeted Target	Stretch Target	Maximum
Return on Average Assets	.75%	.85%	.95%	1.05%
Total Revenue Minus Compensation Expense (AHB)	$20,000,000	$22,710,000	$25,000,000	$28,000,000

        The award levels for Company performance were structured so that an award paid for performance approximately midway between budgeted target and stretch target would match the middle of the competitive peer market for annual incentives. This was intended to be consistent with the attainment of performance levels equating to the mid-level of performance expected for our peer group. The actual amount eligible to be paid is capped at the maximum amount disclosed below. During 2009, the return on average assets performance criteria was (1.74)% which was below the minimum threshold required for payment or vesting of any award.

        The threshold, targets and optimum incentive opportunities for each Named Executive Officer for 2009 based on company-wide performance measures were as follows:

Named Executive Officer	Threshold	Budgeted Target	Stretch Target	Maximum
John A. Featherman, III	5%	14%	30%	40%
Sheryl S. Vittitoe	3%	5%	16%	20%
James M. Deitch	1.25%	3.5%	7.5%	10%
Clay T. Henry	3%	5%	16%	20%
Anna R. Smith	1.25%	3.25%	7%	9.25%
Kevin C. Quinn	5%	14%	30%	40%
John E. Balzarini	3%	5%	16%	20%

        The threshold and targets incentive opportunities for Mr. Deitch and Ms. Smith for the additional performance measure of total revenue minus compensation expense in the mortgage banking division were as follows:

Named Executive Officer	Threshold	Budgeted Target	Stretch Target	Maximum
James M. Deitch	3.75%	10.5%	22.5%	30%
Anna R. Smith	3.75%	9.75%	21%	27.75%

        Mr. Deitch and Ms. Smith achieved a maximum performance award based on total revenue minus compensation expense in the mortgage banking division and each was paid an incentive bonus for such achievement of $88,500 and $73,538, respectively. In addition, we awarded Mr. Deitch and Ms. Smith a discretionary bonus of $77,438 and $62,606, respectively.

        In addition, executive officers, other than Ms. Smith and Messrs. Featherman, Quinn and Deitch, were provided an annual incentive opportunity based on their achievement of functional area or individual performance objectives. In the case of Mr. Henry, material performance measures included increased revenue growth in our wealth management operations, the development and launch of new product lines, the implementation of certain branding and marketing initiatives and continued implementation of strategies from our efficiency and profitability study. Material performance measures for Mr. Balzarini and Ms. Vittitoe included increased efficiencies in our budgeting and financial projections process.

        The incentive award opportunities for these Named Executive Officers based on functional/individual performance measures were as follows:

Named Executive Officer	Minimum Performance	Meets Goals/Target	Exceptional Performance
Sheryl S. Vittitoe	1%	5%	10%
Clay T. Henry	1%	5%	10%
John E. Balzarini	1%	5%	10%

        Long Term Incentives.    We provide our executive officers with long-term incentives in the form of stock-based awards to align the interests of the executive officers with those of our shareholders. All grants of restricted stock pursuant to the Long Term Incentive Plan are subject to the terms of the Corporation's Restricted Stock Plan that was approved by the shareholders at the Corporation's 2005 Annual Meeting of Shareholders.

        In accordance with our intention to offer executive officers longer term incentives, we granted restricted stock awards with service and company performance restrictions during 2009 to our executive officers, including our Named Executive Officers. The awards are structured to vest on May 4, 2012, assuming continuous employment and that the company achieves a certain level of financial performance in 2011. The two performance measures for this grant are earnings per share and return on average assets. "Earnings per share" is defined as basic earnings per common share as determined in accordance with GAAP. The threshold, target and optimum goals for these measures (to be measured in 2012, based upon performance for the year ending December 31, 2011) are as follows:

Performance Measures	Threshold	Target	Maximum
Earnings Per Share	$1.75	$1.88	$2.01
Return on Average Assets	.80%	.90%	1.05%

        The number of shares to become vested will not be interpolated between points for performance between points. The total number of vested shares will equal the sum of the vested shares for both performance measures. The number of shares of restricted stock that will vest on February 7, 2011, assuming continuous employment and achievement of the threshold, target and maximum goals for 2010 for both performance measures will be determined as follows:

Named Executive Officer	Threshold	Target	Maximum
John A. Featherman	1,500	5,000	6,500
Sheryl S. Vittitoe	750	2,500	3,250
James M. Deitch	1,250	2,500	3,750
Clay T. Henry	750	2,500	3,250
Anna R. Smith	1,000	2,000	3,000
Kevin C. Quinn	1,500	5,000	6,500
John E. Balzarini	750	2,500	3,250

        The number of shares of restricted stock that were granted to each of the Named Executive Officers was based on the maximum goal. In general, shares of restricted stock may not be transferred by the executive until they become vested, and any unvested shares will be forfeited in the event of the executive's termination of employment, other than in the event of death, disability, retirement or a change in control of the company. In the event of death, disability or retirement, the number of shares that will be vested will be pro-rated, and, in the case of acceleration due to change in control, the number of shares that will vest will be the maximum number of shares. Any cash dividends declared by the Company prior to vesting will be paid to participants on unvested shares of restricted stock during the applicable vesting period.

        In addition to the foregoing, grants of fully vested common stock were made in December 2009 to Ms. Vittitoe and Mr. Deitch and grants of restricted stock were made to Mr. Henry and Ms. Smith in recognition of their increased responsibilities. The Board accelerated the vesting of Ms. Smith's grants. The grants are as follows:

Named Executive Officer	Restricted Shares
Sheryl S. Vittitoe	15,000
James M. Deitch	30,000
Clay T. Henry	15,000
Anna R. Smith	15,000

        Benefits and Perquisites.    Our executive officers participate in the same benefit plans on the same terms as our other employees. These plans include medical, dental, life and disability insurance coverage, as well as a 401(k) plan with a discretionary profit-sharing component. The 401(k) plan provides an employer matching contribution of 75% of the first 5% of the employee's earnings contributed to the plan subject to the maximum contribution amounts set by law. The discretionary profit-sharing component provides for a contribution by the Bank equal to 3% of the first $30,000 of salary plus 6% over $30,000, up to a maximum contribution set by law.

        In addition, we have adopted a supplemental benefit retirement plan (SBRP) for our executive officers at the level of Senior Vice President or above. Pursuant to the SBRP, executive officers are credited with a benefit of 3% of their base salary each year. When we calculate targeted overall compensation for our executive officers, we factor in the benefits expected to be received under the SBRP, as well as the 401(k) plan. Additional details regarding the SBRP are provided in the Nonqualified Deferred Compensation Plan table presented below.

        Executive officers at the level of Executive Vice President and above are also provided certain perquisites in the form of automobile allowances and, in the case of the Chief Executive Officer and the President, the use of an automobile leased or owned by us. Additionally, we maintain corporate memberships at local country clubs which are used principally for general business purposes, including entertainment of customers, prospects and referral sources and meetings of committees, management and other employees, and which provides essential interaction with members of the communities that we serve. The Chief Executive Officer and the President are permitted to use such memberships for personal use; however, any costs incurred for personal use are paid by the person who incurred such costs.

        The amount of perquisites and employer 401(k) contributions provided to the Named Executive Officers are provided in the "All Other Compensation" column of the Summary Compensation Table presented below.

        Severance and Change in Control Benefits.    The Compensation Committee believes that our continued success depends, to a significant degree, on the skills and competence of certain senior officers. The employment agreements are intended to ensure that we continue to maintain and retain experienced senior management. The purpose of these agreements is to minimize the personal distractions key executive officers may face in negotiating transactions that may be in the best interests of shareholders but present the potential for employment loss for the executive. These change in control protections are a key component of our recruitment and retention strategies for top executive talent. Further, due to the departures of Mr. Balzarini and Ms. Vittitoe and expiration of their agreements with the Corporation, we have not included their agreements in the following discussion nor have we disclosed any potential payments under the caption "Potential Payments upon Termination or Change of Control."

        In June 2008, the Corporation and the Bank entered into employment agreements with John A. Featherman, III, Chairman, President and Chief Executive Officer and Kevin C. Quinn, former President (collectively, the "Senior Executives"). The provisions of each of the employment agreements are substantially the same except for specific terms relating to Mr. Featherman and Mr. Quinn's respective positions, responsibilities, terms, compensation and benefits. The following discussion, therefore, describes each of the employment agreements, noting the differences where they occur.

        Pursuant to their respective employment agreements, the Senior Executives shall receive salaries and benefits as determined by the Board of Directors of the Corporation from time to time, but which may not be materially less than that which they received as of the date of employment agreements. Each of the employment agreements is for a term of three years, commencing January 1, 2008 and terminating December 31, 2010. After December 31, 2010, the term of Mr. Featherman's employment agreement may be renewed for additional one year periods with approval of the Board of Directors of the Corporation. On January 1, 2009 and on each succeeding January 1, the term of Mr. Quinn's employment agreement automatically extends for one year unless the Corporation or Mr. Quinn provide written notice of termination or agree to a mutually acceptable date to terminate his employment agreement. Mr. Quinn resigned as President and director effective October 16, 2009.

        Pursuant to the employment agreements, the Senior Executives are entitled to certain payments and benefits under the employment agreements in the event of termination of employment under certain circumstances. If the Corporation terminates a Senior Executive without cause, a Senior Executive terminates his own employment following the Corporation's breach of the employment agreement, or the Corporation terminates a Senior Executive at the end of his respective term or extension thereof, the Corporation will be obligated to continue to pay the Senior Executive's salary, bonus and fringe benefits for twenty-four months following such termination of employment. If Senior Executive's employment is terminated by the Corporation without cause or by the Senior Executive, and such termination is within two years after a change in the ownership or effective control of the Corporation, the Corporation will be obligated to continue to pay the Senior Executive's salary, bonus and fringe benefits for the three year period following such termination of employment. If it is determined that any payment to the Senior Executive is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any similar tax imposed by federal, state or local law, the Senior Executive will receive a payment sufficient to pay the excise or similar tax which will not be deductible by the Corporation or the Bank. Under the employment agreements, a termination without cause means a termination by the Corporation for any reason other than the Senior Executive's conviction of a felony or misdemeanor involving fraud, dishonesty or moral turpitude, the Senior Executive's breach of any material provision of the employment agreement or the Senior Executive's substantial failure to perform his duties under the employment agreement. Under the employment agreements, a change in the ownership or effective control of the Corporation occurs as defined under applicable sections of the Internal Revenue Code.

        During the term of the employment agreements and for one year thereafter, a Senior Executive may not be employed by any other bank or financial institution doing business in Chester County, Pennsylvania, may not employ or seek to employ any person employed by the Corporation or the Bank, or solicit any customers or vendors of the Corporation or the Bank for the benefit of any such other bank or financial institution, unless the applicable employment agreement is terminated by the Senior Executive due to a breach of the employment agreement by the Corporation or the Bank or if the Senior Executive's employment is terminated due to a change in ownership or effective control.

        Mr. Henry does not have a written employment agreement with the Corporation or the Bank and his employment is at will. However, Mr. Henry has entered into a Separation Benefits Agreement with the Bank. The Separation Benefits Agreement will continue in effect as long as Mr. Henry is actively employed by the Bank. Mr. Henry is entitled to certain payments and benefits under a Separation Benefits Agreement in the event of termination of his employment by the Corporation without "Cause", or by Mr. Henry for "Good Reason." Under the Separation Benefits Agreement, if Mr. Henry's employment is terminated by the Corporation without "Cause" or by the executive for "Good Reason", the Corporation will be obligated to continue to pay the executive's salary, bonus and fringe benefits for the one year period following his termination of employment. In order to receive the payments and benefits under the Separation Benefits Agreement, Mr. Henry must execute a release of any claims that he may have against the Bank. Any payments to be made to Mr. Henry will be reduced to the extent that the payments would not be deductible by the Bank (in whole or in part) under Section 280G of the Internal Revenue Code.

        Under the Separation Benefit Agreement, a termination without "Cause" means a termination by the Corporation for any reason other than (i) the executive's conviction of, or plea of guilty or nolo contendere to, any crime involving dishonesty or breach of trust or any felony or crime involving moral turpitude or a violation of certain securities laws, (ii) the failure of the executive to perform his or her duties reasonably assigned by the Board, (iii) executive's willful failure to comply with good faith lawful instructions as to the operations of the Bank and the conduct of its officers, (iv) the executive's intentional violation of the conditions of his employment, (v) the executive's dishonesty or gross negligence in the performance of his duties, (vi) conduct on the part of the executive that would bring discredit to the Bank if publicly disclosed, (vii) the executive's breach of fiduciary duty involving personal profit or benefit, directly or indirectly, to the executive's family, friends or affiliated entities, (viii) the executive's violation of any law, rule or regulation governing banks or bank officers or the recommendation or order issued by a bank regulatory authority that the executive be removed from employment with the Bank, (ix) a material breach by the executive of the Bank's Code of Conduct, (x) the executive's unlawful discrimination, including harassment, against the Bank's employees, customers, business associates, contractors or visitors, (xi) any final removal or prohibition order to which the executive is subject by a federal banking agency pursuant to Section 8(c) of the Federal Deposit Insurance Act, (xii) any act of fraud or misappropriation by the executive, or (xiii) any intentional misrepresentation of a material fact, or intentional omission of information necessary to make the information supplied not materially misleading in any application or other information provided from time to time by the executive to the Bank or any director, officer of other representative of the Bank in connection with the executive's employment with the Bank and performance of the executive's duties as an employee of the Bank. A termination by the executive for "Good Reason" under the Separation Benefit Agreement means the executive's termination of his employment following a Change of Control (as defined in the Change of Control Agreements) or for any of the "Good Reasons" set forth above for the Change of Control Agreements. These potential payments are described in more detail in the section entitled "Potential Payments upon Termination or Change of Control."

        We also have employment agreements with James M. Deitch, Chief Operating Officer of the Corporation and Managing Director of the American Home Bank division of the Bank as well as with Anna Ruth Smith, President of the American Home Bank division of the Bank . The provisions of each of the employment agreements are substantially the same except for specific terms relating to the executive's positions, responsibilities, term, compensation and benefits. Each of the employment agreements expire on December 31, 2011. On January 1, 2011 and on each succeeding January 1, the term of the employment agreements automatically extend for one year unless the Corporation and the Bank or the executive provides written notice of termination or agree to a mutually acceptable date to terminate their respective employment agreement. Currently, Mr. Deitch is provided an annual salary of $295,000 and Ms. Smith is provided an annual salary of $265,000. The salaries of the executives may be adjusted from time to time by the boards of directors of the Corporation and the Bank, but not below the amounts in effect as of the commencement of their employment. The employment agreements provide for the continuation of the executives' participation in the life, health, retirement and other benefit plans. The employment agreements also provide for the executives' participation in the supplemental benefit retirement plan that the Corporation provides to its executive officers and for participation in a management incentive plan.

        During the term of the employment agreements and for one year thereafter, the executives may not, directly or indirectly, be employed by or enter into a consulting arrangement with or otherwise agree to perform personal services for any other bank or financial institution, including any mortgage-banking business, doing business in Pennsylvania, New Jersey, New York, Maryland, Delaware or in any other state in which the AHB Division generated 5% or more of its business in the preceding twelve months, directly or indirectly employ or seek to employ any person employed during that time by the Corporation or the Bank, or otherwise encourage or entice any such person to leave such employment, or solicit any customers or vendors of the Corporation or the Bank on behalf of or for the benefit of any such bank or financial institution, including any mortgage-banking business. However, this restrictive covenant will not apply if the executive's employment is terminated by the executive due to a breach of the employment agreement or by the Corporation or the Bank for any reason other than for cause. The employment agreements also entitle the executives to certain payments and benefits in the event of termination of employment under certain circumstances, such as a change in control. These potential payments are described in more detail in the section entitled "Potential Payments upon Termination or Change of Control."

        Pursuant to the employment agreements, Mr. Deitch and Ms. Smith will also receive certain payments and benefits in the event of termination of employment under certain circumstances. If the Corporation or the Bank terminates the employment of Mr. Deitch or Ms. Smith without cause or at the end of their respective terms or extension thereof, or the executive terminates his or her own employment following the Corporation's or the Bank's breach of the employment agreement, the Corporation and the Bank will be obligated to continue to pay the executives' salary, bonus and fringe benefits for twenty-four months in the case of Mr. Deitch, and for twelve months in the case of Ms. Smith. If the executive's employment is terminated by the Corporation or the Bank without cause or by the executive and such termination is within two years after a change in the effective ownership or effective control of the Corporation or the Bank, the Corporation and the Bank will be obligated to pay the executive salary, bonus and fringe benefits for three years in the case of Mr. Deitch, and for two years in the case of Ms. Smith. If it is determined that any payment to an AHB Division Executive is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any similar tax imposed by federal, state or local law, the executive will receive a payment sufficient to pay the excise or similar tax which will not be deductible by the Corporation or the Bank. Under the employment agreements, a termination without cause means a termination by the Corporation or the Bank for any reason other than the executive's conviction of a felony or misdemeanor involving fraud, dishonesty or moral turpitude, the executive's breach of any material provision of the employment agreement or the executive's substantial failure to perform his or her duties under the employment agreement. Under the employment agreements, a change in the ownership or effective control of the Corporation or the Bank occurs as defined under applicable sections of the Internal Revenue Code.

Personnel & Compensation Committee Report

        The Personnel & Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402 (b) of Regulation S-K with management and, based upon such review and discussion, the Personnel & Compensation Committee has recommended to the Board (and the Board has approved) that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

                      David L. Peirce, Chairman
                      Clifford E. DeBaptiste
                      John B. Waldron
                      M. Robert Clarke
                      Edward A. Leo
                      John S. Halsted

Executive and Director Compensation Tables

Summary Compensation Table

        The following table sets forth information regarding compensation earned by our Named Executive Officers for service during each of the last three completed fiscal years, as applicable:

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
John A. Featherman, III	2009	378,620	—	73,775	—	1,772	327,659	781,826
CEO, President and	2008	363,701	—	80,100	—	685	40,959	485,445
Chairman	2007	353,044	—	63,150	88,039	732	40,391	545,356
Sheryl S. Vittitoe	2009	70,896	10,000	74,250	—	9	4,515	159,670
Former CFO, Chief
Administrative Officer and EVP
James M. Deitch	2009	233,255	77,438	191,063	88,500	99	14,219	604,574
Chief Operating Officer and
Managing Director—AHB
Clay T. Henry	2009	201,293	—	114,438	—	554	23,958	340,243
EVP—Wealth	2008	196,047	—	40,050	—	175	34,288	270,560
Management Division	2007	189,320	16,000	31,575	32,284	113	31,729	301,021
Anna R. Smith	2009	219,461	62,606	111,600	73,538	95	18,553	485,853
President and Chief
Operating Officer—AHB
Kevin C. Quinn	2009	240,293	—	73,775	—	4,087	18,280	336,435
Former President and	2008	275,326	—	53,400	—	1,849	35,239	365,814
Director	2007	264,784	—	42,100	66,029	2,526	32,563	408,002
John E. Balzarini	2009	162,885	—	36,888	—	4,811	16,125	220,709
Former CFO	2008	205,371	—	26,700	—	1,672	34,856	268,599
	2007	196,835	—	21,050	33,456	1,066	33,075	285,482

(1)
Ms. Vittitoe was appointed as Chief Financial Officer, effective September 8, 2009, to replace Mr. Balzarini whose last day was August 20, 2009. Ms. Vittitoe resigned on March 1, 2010 and the Board appointed Eric A. Segal as the interim Chief Financial Officer. Further, upon Mr. Quinn's resignation on October 16, 2009, the Board appointed Mr. Featherman as President.

(2)
The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year. Ms. Vittitoe's bonus amount represents a signing bonus received upon appointment to Chief Financial Officer.

(3)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock and stock option awards granted to our Named Executive Officers. For more information concerning the assumptions used for these calculations, please refer to the notes to the financial statements contained in the 2007, 2008 and 2009 Annual Reports on Form 10-K.

(4)
Reflects the above market portion of earnings on amounts credited to a nonqualified, supplemental retirement plan.

(5)
Amounts in this column are set forth in the table below and include insurance premiums, non-qualified supplemental retirement plan contributions, 401(k) matching contributions, dividends on unvested restricted stock and perquisites. The Named Executive Officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation.

Named Executive Officer	Insurance Premiums	Non-Qualified, Supplemental Retirement Plan Contributions ($)	401(k) Plan Matching Contributions ($)	Dividends On Unvested Restricted Stock ($)	Perquisites ($)	Total ($)
John A. Featherman, III	295,888	10,923	13,349	4,240	3,259	327,659
Sheryl S. Vittitoe	—	2,124	—	—	2,391	4,515
James M. Deitch	—	6,900	3,134	1,050	3,135	14,219
Clay T. Henry	—	5,910	7,529	2,120	8,399	23,958
Anna R. Smith	—	6,508	3,006	840	8,199	18,553
Kevin C. Quinn	—	7,000	8,948	—	2,332	18,280
John E. Balzarini	—	4,479	5,541	—	6,105	16,125

Grants Of Plan-Based Awards

        The following Grants of Plan-Based Awards table provides additional information about cash incentive awards payable based on 2009 performance and restricted stock and option awards granted to our Named Executive Officers during 2009:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock (#)		Grant Date Fair Value of Stock ($)(1)
										All Other Stock Awards; Grant Date
Name	Grant Date	Threshold ($)	Budget Target ($)	Stretch Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John A. Featherman, III	05/04/09	18,205	50,975	109,233	145,644	1,500	5,000	6,500	—	—	—
Sheryl S. Vittitoe	09/08/09	17,200	21,500	45,150	53,750	750	2,500	3,250	15,000	12/14/09	74,250
James M. Deitch	05/04/09	11,250	31,500	67,500	90,000	1,250	2,500	3,750	30,000	12/14/09	148,500
Clay T. Henry	05/04/09	15,701	19,627	41,216	49,067	750	2,500	3,250	15,000	12/10/09	77,550
Anna R. Smith	05/04/09	10,750	27,950	60,200	79,550	1,000	2,000	3,000	15,000	12/10/09	77,550
Kevin C. Quinn	05/04/09	13,787	38,603	82,720	110,294	1,500	5,000	6,500	—	—	—
John E. Balzarini	05/04/09	16,429	20,536	43,123	51,341	750	2,500	3,250	—	—	—

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock and stock option awards granted to our Named Executive Officers.

Outstanding Equity Awards at Year-End

        The following table sets forth information regarding stock awards, stock options and similar equity compensation outstanding at December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Grant Date	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
John A. Featherman, III	2,200	—	12.557	9/29/2010	—	—	—
	2,200	—	14.100	9/28/2011
	2,200	—	12.727	9/30/2012
	2,200	—	24.795	1/3/2015
Sheryl S. Vittitoe	—	—	—	—	—	—	—
James M. Deitch	24,500	—	14.290	08/20/2011	—	—	—
	5,950	—	17.860	06/16/2013
	3,850	—	17.860	09/20/2014
	5,250	—	18.580	07/17/2016
	5,950	—	18.580	07/16/2017
Clay T. Henry	—	—	—	—	500	03/08/2007	4,575
					2,250	02/07/2008	20,588
					3,250	05/04/2009	29,738
					15,000	12/10/2009	137,250
Anna R. Smith	10,500	—	14.290	08/20/2011	—	—	—
	3,500	—	14.290	01/14/2012
	4,200	—	17.860	06/16/2013
	3,150	—	17.860	09/20/2014
	5,250	—	18.580	07/17/2016
	5,250	—	18.580	07/16/2017
Kevin C. Quinn	4,400	—	12.557	09/29/2010	—	—	—
	4,400	—	13.863	12/07/2011
	4,950	—	13.636	11/15/2012
	1,100	—	24.795	01/03/2015
John E. Balzarini	—	—	—	—	—	—	—

(1)
Shares granted on March 8, 2007 vest annually in one-third increments beginning on March 8, 2008; shares granted on February 7, 2008 vest on February 7, 2011 if certain performance measures and service restrictions are met; shares granted on May 4, 2009 vest on May 4, 2012 if certain performance measures are met; and shares granted on December 10, 2009 vest annually in one-third increments beginning on December 10, 2010.

(2)
Market value is calculated on the basis of $9.15 per share, which is the closing sales price for our common stock on December 31, 2009.

Option Exercises And Stock Vested

        The following table sets forth the stock awards that vested and the option awards that were exercised for the Named Executive Officers during the last fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John A. Featherman, III	13,000	65,300
Sheryl S. Vittitoe	15,000	74,250
James M. Deitch	33,750	167,063
Clay T. Henry	500	2,950
Anna R. Smith	18,000	89,100
Kevin C. Quinn	1,000	5,900
John E. Balzarini	500	2,950

(1)
The figures shown include the amount realized during the fiscal year upon the vesting of restricted stock, based on the closing sales price for a share of our common stock on the on the vesting date.

(2)
No options were exercised during 2009. Accordingly, the columns relating to option exercises are omitted from the foregoing table.

Nonqualified Deferred Compensation

        The amounts reflected in the table below relate to benefits credited to the accounts of the Named Executive Officers under the Supplemental Benefit Retirement Plan ("SBRP"), an unfunded, nonqualified deferred compensation plan established for the benefit of certain executives selected for participation by the Board. Each year under the SBRP, the account of a participating executive is credited with an amount equal to 3% of his or her base salary for the year. The executive's account is also annually credited with interest based on the prime rate in effect as of the last business day of December as reported in the Wall Street Journal. Participating executives also may elect to defer a portion of their salary and bonus to the SBRP accounts on a pre-tax basis each year. Benefits earned under the SBRP are fully vested at all times.

        Payments under the SBRP are payable on or after the earliest to occur of the executive's termination of employment, attainment of age 65 or the 25th year from the first date the executive officer elected to defer compensation under the SBRP, subject to prior election by the executive officer. As elected by the executive officer, payments will be made in either a lump sum or installments over a period of five, ten or fifteen years following the date payments commence.

        The following table sets forth information regarding nonqualified deferred compensation earned by our Named Executive Officers during the last fiscal year.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
John A. Featherman, III	—	10,914	1,772	—	60,892
Sheryl S. Vittitoe	—	2,124	9	—	2,133
James M. Deitch	—	6,900	99	—	6,999
Clay T. Henry	—	5,910	554	—	20,291
Anna R. Smith	—	6,507	95	—	6,602
Kevin C. Quinn	—	7,000	4,087	—	130,833
John E. Balzarini	14,400	4,479	4,811	—	157,654

(1)
Amounts shown include the above market earnings reported in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

        As discussed under "Compensation Discussion and Analysis—Employment Agreements and Change in Control Agreements" above, as of December 31, 2009, we had employment or change in control agreements with John A. Featherman, III, Kevin C. Quinn, James M. Deitch, Anna Ruth Smith, Sheryl S. Vittitoe, and John E. Balzarini, and a separation benefits agreement with Clay T. Henry. We have summarized and quantified the estimated payments under the agreements, assuming a termination event occurred on December 31, 2009, below. Any indemnification or severance payments made to these senior executives pursuant to their employment or change in control agreements, or otherwise, are subject to approval by the OCC and the FDIC. The Bank has not received any such regulatory approval and has made no accruals for such payments to these senior executives.

        The table below does not include any discussion relating to Messrs. Balzarini and Quinn and Ms. Vittitoe as they are no longer employed by the Corporation, and as such we have not paid any termination or change of control benefits to these individuals.

        Benefits that would have been payable to Messrs. Featherman, Deitch and Henry and Ms. Smith assuming that termination of employment occurred as of December 31, 2009, and resulted from termination (i) by the Corporation without cause, (ii) by the executive officer due to the Corporation's breach of the respective employment agreements, (iii) at the end of his respective term or extension thereof, or (iv) termination following a change of control would have been as listed in the table below:

	John A. Featherman, III	James M. Deitch	Anna Ruth Smith	Clay T. Henry
Termination Without Cause By Corporation/By Executive For Corporation's Breach of Employment Agreement
Cash Payment(1)	$750,065	$939,574	$409,093	$407,150
Health Insurance(2)	$54,260	$82,000	$31,093	$18,840
Change in Control—Termination Without Cause By Corporation/For Any Reason By Executive
Cash Payment(1)	$1,125,097	$1,409,361	$826,136	$407,150
Health Insurance(2)	$81,390	$123,000	$62,186	$18,840
Tax Gross Up(3)	—	$731,331	$379,685	—

(1)
The employment agreements in effect for Messrs. Featherman and Deitch provide for a payment equal to salary, bonus and fringe benefits for twenty-four months following a termination of employment without cause, or for a period of three years if as a result of a change of control. Similarly, Ms. Smith is paid cash severance equal to salary and bonus that would be payable for a one year period following a termination of employment without cause, or for a period of two years if as a result of a change of control. Mr. Henry has a Separation Benefits Agreement with the Bank under which he is entitled to salary, bonus and fringe benefits for one year following termination without cause.

(2)
The employment agreements in effect for Messrs. Featherman and Deitch provide for continued health, life and other insurance benefits for a two year period if terminated without cause, or for a three year period if as a result of a change of control. The employment agreement with Ms. Smith provides continued health, life and other insurance benefits for a maximum period of one year if terminated without cause, or for a two year period if as a result of a change of control. Mr. Henry has a Separation Benefits Agreement with the Bank under which he is entitled to salary, bonus and fringe benefits for a period of one year following termination as a result of a change of control.

(3)
This amount represents that payment to the executive to cover the excise tax imposed by Section 4999 of the Internal Revenue Code or any similar tax imposed by federal, state or local law, which will not be deductible by the Corporation or the Bank.

Director Compensation

        In 2009, non-employee directors received a fee of $750 for each Corporation or Bank Board meeting attended and $400 for each committee meeting attended. Each director also received a $1,000 monthly retainer. Additionally, a quarterly fee of $250 was paid to Mr. Waldron in 2009 for serving as the Secretary of the Corporation and a quarterly fee of $750 was paid to Mr. Clarke in 2009 for serving as the Chairman of the Audit Committee. Mr. DeBaptiste received a quarterly fee of $250 for serving as Second Vice Chairman. Other Committee Chairmen were paid a quarterly fee of $250 for such service. Each non-employee director also received a $1,000 fee for attendance at the annual directors' seminar.

        The following chart provides additional detail regarding the fees paid to each non-employee director:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Brian K. Campbell	42,900	42,900
M. Robert Clarke	55,000	55,000
Clifford E. DeBaptiste	49,300	49,300
John S. Halsted	53,100	53,100
J. Carol Hanson	51,900	51,900
Lynn Marie Johnson-Porter	43,800	43,800
Edward A. Leo	48,850	48,850
Matthew S. Naylor	36,500	36,500
David L. Peirce	54,400	54,400
John B. Waldron	49,600	49,600

Compensation Committee Interlocks and Insider Participation

        The Personnel and Compensation Committee consists of Messrs. Peirce (Chairman), DeBaptiste, Waldron, Clarke, Leo and Halsted. No member of the Compensation Committee is a current or former officer or employee of the Corporation or the Bank.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	90,900	$14.70	—
Equity compensation plans not approved by security holders	—	—	—
Total(1)	90,900	$14.70	—

(1)
Does not include options to purchase 140,000 shares of our Common Stock which were assumed in connection with the acquisition of AHB.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of July 9, 2010, unless otherwise noted, the number and percentage of shares of common stock which, according to the information supplied to the Corporation, are beneficially owned by: (i) each of the Named Executive Officers, (ii) each of the directors of the Corporation, (iii) each holder who is the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, and (iv) all directors and executive officers of the Corporation as a group. A person owns his shares directly as an individual unless otherwise indicated.

Name of Beneficial Owner	Number of Shares(1)	Percentage of Class
Named Executive Officers
John A. Featherman, III(2)	100,669	1.59%
Sheryl S. Vittitoe(3)	15,000	*
James M. Deitch(4)	118,806	1.88%
Clay T. Henry(5)	23,463	*
Anna Ruth Smith(6)	70,583	1.12%
Kevin C. Quinn(7)	33,224	*
John E. Balzarini(8)	6,101	*
Outside Directors
Brian K. Campbell(9)	13,450	*
M. Robert Clarke(10)	15,400	*
Clifford E. DeBaptiste(11)	150,670	2.38%
John S. Halsted(12)	15,653	*
J. Carol Hanson(13)	10,412	*
Lynn Marie Johnson-Porter(14)	51	*
Edward A. Leo(15)	6,100	*
Matthew S. Naylor(16)	1,000	*
David L. Peirce(17)	28,875	*
John B. Waldron(18)	9,724	*
Other More Than 5% Holders
Banc Fund V, L.P., et al.	360,207	5.70%
208 South LaSalle Street
Chicago, Illinois 60604
All directors and executive officers as a group (19 persons)	637,994	10.09%

*
Less than one percent.

(1)
Shares of Common Stock which are held in our retirement savings plan (the "Retirement Savings Plan") are reported as of December 31, 2009, the most recent date for which such information is available. The voting of shares held in the Retirement Savings Plan may be directed by the person for whose account such shares are held. Applicable percentages are based on 6,320,556 shares outstanding on July 9, 2010, adjusted as required by rules promulgated by the SEC.

(2)
Consists of: a) 37,459 shares as to which Mr. Featherman has sole voting and investment power; b) 26,150 shares held in an IRA account as to which he has sole voting and investment power; c) 9,483 shares as to which he shares voting and investment power with his wife; d) 2,868 shares over which his wife has sole voting and investment power; e) 15,171 shares held in the Retirement Savings Plan as to which he has shared voting power, f) 739 shares held in the Dividend Reinvestment Plan as to which he has shared voting power and g) 8,800 shares issuable pursuant to options exercisable within 60 days of July 9, 2010.

(3)
Consists of 15,000 shares as to which Ms. Vittitoe has sole voting and investment power.

(4)
Consists of: a) 38,432 shares as to which Mr. Deitch has sole voting and investment power; b) 39,556 shares as to which he shares voting and investment power with his wife and c) 45,500 shares issuable pursuant to options exercisable within 60 days of July 9, 2010.

(5)
Consists of: a)2,000 shares as to which Mr. Henry has sole voting and investment power, b) 21,000 unvested shares of restricted stock as to which he has sole voting power and c) 463 shares held in the Dividend Reinvestment Plan as to which he has shared voting power.

(6)
Consists of: 38,733 shares as to which Ms. Smith has sole voting and investment power and b) 31,850 shares issuable pursuant to options exercisable within 60 days of July 9, 2010.

(7)
Consists of: a) 8,000 shares as to which Mr. Quinn has sole voting and investment power; b) 242 shares as to which he shares voting and investment power with his wife; c) 2,140 shares over which his wife has sole voting and investment power; d) 7,992 shares held in the Retirement Savings Plan as to which he has shared voting power and e) 14,850 shares issuable pursuant to options exercisable within 60 days of July 9, 2010. These holdings are based on the Corporation's stock records for Mr. Quinn as of the date of his resignation on October 16, 2009.

(8)
Consists of: a) 500 shares as to which Mr. Balzarini has sole voting and investment power and b) 5,601 shares held in the Retirement Savings Plan as to which he has shared voting power. These holdings are based on the Corporation's stock records for Mr. Balzarini as of the date of his resignation on August 20, 2009.

(9)
Consists of 13,450 shares as to which Mr. Campbell has sole voting and investment power.

(10)
Consists of: a) 2,200 shares as to which Mr. Clarke has sole voting and investment power; b) 6,600 shares as to which he shares voting and investment power with his wife; and c) 6,600 shares issuable pursuant to options exercisable within 60 days of July 9, 2010.

(11)
Consists of: a) 139,770 shares as to which Mr. DeBaptiste has sole voting and investment power; b) 4,300 shares held in an IRA account as to which he has sole voting and investment power; and c) 6,600 shares issuable pursuant to options exercisable within 60 days of July 9, 2010.

(12)
Consists of: a) 8,444 shares as to which Mr. Halsted has sole voting and investment power; b) 609 shares as to which his wife has sole voting and investment power; and c) 6,600 shares issuable pursuant to options exercisable within 60 days of July 9 2010.

(13)
Consists of: a) 3,812 shares as to which Ms. Hanson has sole voting and investment power and b) 6,600 shares issuable pursuant to options exercisable within 60 days of July 9, 2010.

(14)
Consists of 51 shares as to which Ms. Johnson-Porter and her mother share voting and investment power.

(15)
Consists of 6,100 shares as to which Mr. Leo has sole voting and investment power.

(16)
Consists of 1,000 shares as to which Mr. Naylor has sole voting and investment power.

(17)
Consists of: a) 20,075 shares as to which Mr. Peirce has sole voting and investment power; b) 2,200 shares held in an IRA account as to which he has sole voting and investment power; and c) 6,600 shares issuable pursuant to options exercisable within 60 days of July 9, 2010.

(18)
Consists of: a) 220 shares as to which Mr. Waldron has sole voting and investment power and b) 9,504 shares as to which he shares voting and investment power with his wife.

(19)
According to a Schedule 13G/A jointly filed with the SEC on February 11, 2010 by Banc Fund VI L.P. ("BF VI"), an Illinois Limited Partnership, Banc Fund VII L.P. ("BF VII"), an Illinois Limited Partnership, and Banc Fund VIII L.P. ("BF VIII"), an Illinois Limited Partnership, (collectively, the "Reporting Persons"), the Reporting Persons beneficially owned, in the aggregate, 360,207 shares at December 31, 2009. The general partner of BF VI is MidBanc VI L.P. ("MidBanc VI"), whose principal business is to be a general partner of

  BF VI. The general partner of BF VII is MidBanc VII L.P. ("MidBanc VII"), whose principal business is to be a general partner of BF VII. The general partner of BF VIII is MidBanc VIII L.P. ("MidBanc VIII"), whose principal business is to be a general partner of BF VIII. MidBanc VI, MidBanc VII, and MidBanc VIII are Illinois limited partnerships. The general partner of MidBanc VI, MidBanc VII, and MidBanc VIII is The Banc Funds Company, L.L.C., ("TBFC"), whose principal business is to be a general partner of MidBanc VI, MidBanc VII, and MidBanc VIII. TBFC is an Illinois corporation whose principal shareholder is Charles J. Moore. Mr. Moore has been the manager of BF VI, BF VII, and BF VIII, since their respective inceptions. As manager, Mr. Moore has voting and dispositive power over the securities of the issuer held by each of those entities. As the controlling member of TBFC, Mr. Moore will control TBFC, and therefore each of the Partnership entities directly and indirectly controlled by TBFC.

Item 13.    Certain Relationships And Related Transactions, And Director Independence.

Certain Relationships and Related Transactions

        Some of our directors and executive officers, as well as members of their families and companies with which they are associated, were customers of and had banking transactions with the Bank in the ordinary course of its business during 2009. All loans and commitments to lend money extended to such parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to us. In the opinion of management, such loans and commitments do not involve more than a normal risk of collectability or present other unfavorable features.

        During 2005, the Bank entered into a ten year lease of real property (with renewal options) with B.K. Campbell, Inc., of which one of our directors, Brian Campbell, is the sole owner. The lease agreement covers real estate in Oxford, PA where the Bank has a branch office. The agreement calls for the Bank to pay B.K. Campbell, Inc. a monthly rent of $15,195, subject to periodic adjustment. During 2007, the Bank entered into a ten year lease of real property (with renewal options) with Beiler Campbell, Inc., of which Brian Campbell is a 50% owner. The lease agreement covers real estate in Kennett Square, PA where the Bank opened a new branch office in January 2008. The agreement calls for the Bank to pay Beiler Campbell, Inc., a monthly rent of $10,000, subject to periodic adjustment.

        Beginning in March 2009, The Elite Group, LLC began to provide health and welfare consulting services and served as broker of record for the Bank with respect to certain insurance. The Elite Group, LLC also provided human resource support along with payroll processing. In consideration for performance of the foregoing services, The Elite Group, LLC was paid the aggregate sum of $224,083. Our director, Matthew S. Naylor owns 45% of The Elite Group, LLC. The contract between The Elite Group, LLC and the Bank was terminated in December 2009.

Approval of Related Party Transactions

        We have several policies which apply to transactions involving us, any of our subsidiaries and any director, executive officer, 5% beneficial owner and their related interests. These include the following: (i) Policy Regarding Related Person Transactions, (ii) the Conflict of Interest provisions in the Code of Conduct (Ethics) and (iii) the Loans to Insiders—Regulation O Policy. The key elements of each of these policies is summarized below.

Policy Regarding Related Person Transactions

        This policy applies to transactions that involve (i) separately or together with all other transactions involving the same Related Person, $100,000 or more, in the aggregate, in any calendar year (or if the aggregate amount of periodic or other payments exceeds such amount), (ii) the Corporation or any of its subsidiaries as a participant, and (iii) any Related Person, directly or indirectly, as a participant. Certain transactions are exempt from this policy based upon conformity to SEC exemptions. For purpose of this policy, a Related Person is a (a) person who is (or was at anytime since the beginning of the last fiscal year for which the Corporation has filed an annual report on Form 10-K) an executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Corporation's common stock, (c) immediate family member of any of the foregoing, or (d) any firm, corporation or other entity (including a trust) in which any of the foregoing persons is a partner, owner, principal having a 5% or greater beneficial interest or that employs any of the foregoing persons. An "immediate family member" means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than tenant or employee) sharing the household of such Related Person.

        A transaction subject to this policy must be reviewed and approved or ratified by the Corporate Governance and Nominating Committee. If the incremental amount involved is expected to be less than $50,000, the transaction may be approved or ratified by the Chair of the Corporate Governance and Nominating Committee. If the related person is a director of the Bank, and the transaction involves a contract for, or purchase of any securities or other property, then the transaction must also be approved by a majority of the Board of Directors of the Bank who are not interested in the transaction. As part of its review of a subject transaction, the Corporate Governance and Nominating Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than the terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person's interest in the transaction.

        Transactions involving ongoing relationships with a Related Person will be reviewed and assessed at least annually by the Corporate Governance and Nominating Committee to ensure that such transaction remains appropriate and in compliance with the Corporate Governance and Nominating Committee's guidelines. The Corporate Governance and Nominating Committee's activities with respect to the review and approval or ratification of all subject transactions are reported to the Board of Directors.

Insider Lending—Regulation O Policy

        This policy applies to loans and other extensions of credit made by the Bank to its executive officers, directors and 10% shareholders of the Corporation (the "Insiders"). Certain extensions of credit are exempt from this policy based upon conformity to Regulation O exemptions. Extensions of credit to Insiders must be on substantially the same terms as comparable extensions of credit to non-insiders. This includes interest rates, term, collateral requirements, fees and underwriting standards. An extension of credit to the Insider must be approved by a majority of the full Board of Directors of the Bank when the total credit exposure to the Insider exceeds $500,000. All extensions of credit to an executive officer not requiring approval of the Board must be reported to the Board at the next regularly scheduled Board meeting. The Bank has designated a Regulation O Officer to monitor compliance with these procedures.

Code of Conduct (Ethics)

        The Code of Conduct (Ethics) of the Corporation and the Bank requires that employees, including officers, avoid conflicts of interest situations. The types of transactions covered by the policy are those where an officer's or employee's personal or financial interest or relationship may influence or appear to influence the officer or employee's judgment on matters affecting the Bank. In addition the policy complies with the Bank Bribery Amendments Act of 1985 which makes it unlawful for any director, officer or other employee to corruptly solicit or demand for the benefit of any person, or corruptly accept or agree to accept, anything of value from any person intending to be influenced or rewarded in connection with any business or transaction of such institution. In the case of a director or an executive officer, any disclosure required under this policy is to be submitted to the Chairman of the Board for review by the Board of Directors. The Board may delegate the review to an independent committee of the Board. Any waiver of the Code of Conduct for the Chief Executive Officer, Chief Financial Officer, or Controller may be permitted only if approved by the Board of Directors of the Corporation or an independent committee of the Board of Directors of the Corporation.

Director Independence

        The Board of Directors of the Corporation has determined that eight of its thirteen members are independent as defined by Rule 5605(a)(2) of the Nasdaq listing standards. The directors who have been determined to be independent are Mr. Peirce, Mr. DeBaptiste, Mr. Waldron, Mr. Halsted, Mr. Clarke, Ms. Hanson, Mr. Leo, and Ms. Johnson-Porter.

        In making the determinations of independence, the Board considered certain transactions, relationships and arrangements that are described under the caption above entitled "Certain Relationships and Related Transactions," as well as the following: (i) Mr. Waldron's role as an agent of Arthur Hall Insurance Group, a provider of insurance services to the Corporation and Bank, (ii) Mr. Halsted's former role as Principal, and his current role as Counsel, to Gawthrop Greenwood, P.C., a law firm that provides legal services to the Bank, from time to time, (iii) Mr. Naylor's role as CEO of The Elite Group of Companies, a group of businesses which formerly provided consulting and administrative services in the areas of employee benefits, payroll, human resources, retirement plans and insurance to the Bank and with whom the Bank had a joint marketing agreement, and (iv) the employment relationships the Corporation and the Bank have with Messrs. Featherman and Deitch. In addition, the Board considered that some of the directors of the Corporation, as well as members of their families and companies with which they are associated, are customers of the Bank.

Item 14.    Principal Accountant Fees And Services.

        The following table presents information relating to fees billed by Grant Thornton LLP:

	2009	2008
Audit Fees(1)	3,021,960	$299,035
Audit-Related Fees(2)	119,090	29,887
Tax Fees	33,448	—
All Other Fees(3)	—	—

Total	3,174,498	$328,922

(1)
Audit Fees include the aggregate fees billed for fiscal years 2009 and 2008, respectively, for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements that are included in quarterly reports during those years and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

(2)
Audit-Related Fees include the aggregate fees billed by Grant Thornton in 2009 and 2008, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

(3)
All Other Fees include the aggregate fees billed by Grant Thornton in 2009 for products and services other than the services reported above.

        In accordance with Federal securities laws and regulation, the practice of the Audit Committee is to pre-approve all services to be rendered by the independent registered public accounting firm. The Audit Committee did not approve any services pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15.    Exhibits And Financial Statement Schedules.

15(a)(1) Financial Statements

        The consolidated financial statements of the registrant as listed in the "Index to Consolidated Financial Statements" found on pages F-1 through F-57 of this report, are filed as part of this report.

15(a)(2) Financial Statement Schedules

        Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

15(a)(3) Exhibits

        The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Chester County Corporation

        We have audited the accompanying consolidated balance sheets of First Chester County Corporation (a Pennsylvania corporation) and subsidiaries (the Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Chester County Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in Note A and Note O to the financial statements, on October 16, 2009, the Corporation's subsidiary, the First National Bank of Chester County (Bank) entered into a Memorandum of Understanding (MOU) with the Office of the Comptroller of the Currency (OCC). The OCC also mandated higher individual minimum capital ratio requirements (IMCRs). The Corporation has incurred a net loss from operations, primarily from the higher provisions for loan losses due to increased levels of non-performing assets, the write-off of goodwill and the establishment of a valuation allowance on the deferred tax assets. These losses have caused the Bank to fall below certain IMCRs as of December 31, 2009 and March 31, 2010. The OCC may deem the Bank's noncompliance with the IMCRs to be an unsafe and unsound banking practice which may subject the Bank to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. These matters, among others discussed more fully in Note A to the financial statements, raise substantial doubt about the Corporation's ability to continue as a going concern. The ability of the Corporation to continue as a going concern is dependent on many factors, including ultimate acceptance of its capital plan. Management's plans in regard to these matters are also described in Note A. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note C to the financial statements, the Corporation has adopted accounting guidance related to the fair value measurement of mortgage servicing rights as of January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Chester County Corporation and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 26, 2010 expressed an adverse opinion on internal control over financial reporting.

/s/ GRANT THORNTON LLP

New York, New York
July 26, 2010

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except for per share amounts)	2009	2008
ASSETS
Cash and due from banks	$20,853	$24,939
Federal funds sold and other overnight investments	1,721	4,884
Interest bearing deposits	124,107	65,327

Total cash and cash equivalents	146,681	95,150

Investment securities available-for-sale, at fair value	82,698	114,584
Mortgage loans held for sale, at fair value	202,757	90,940
Loans and leases	901,889	940,083
Less allowance for loan and lease losses	(23,217)	(10,335)

Net loans and leases	878,672	929,748
Premises and equipment, net	22,469	22,076
Deferred tax asset, net	2,593	8,585
Due from mortgage investors	—	9,036
Bank Owned Life Insurance	1,474	1,398
Goodwill	—	5,906
Other real estate owned	3,692	1,872
Other assets	36,200	20,883

Total assets	$1,377,236	$1,300,178

LIABILITIES
Deposits
Non-interest-bearing	$155,647	$146,248
Interest-bearing (including certificates of deposit over $100 thousand of $250,757 and $100,018 at December 31, 2009 and 2008, respectively)	954,653	868,944

Total deposits	1,110,300	1,015,192
Federal Home Loan Bank advances and other borrowings	172,897	171,170
Subordinated debentures	20,795	15,465
Other liabilities	16,342	13,034

Total liabilities	1,320,334	1,214,861
EQUITY
Common stock, par value $1.00; authorized, 25,000,000 shares; outstanding 6,354,475 and 6,331,975 at December 31, 2009 and 2008	6,354	6,332
Additional paid-in capital	23,678	24,708
Retained earnings	25,753	57,899
Accumulated other comprehensive loss	(499)	(3,292)
Treasury stock, at cost: 13,702 shares and 92,931 shares at December 31, 2009 and 2008	(209)	(1,815)

Total First Chester County Corporation stockholders' equity	55,077	83,832
Noncontrolling interest	1,825	1,485

Total equity	56,902	85,317

Total liabilities and equity	$1,377,236	$1,300,178

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(Dollars in thousands, except per share)	2009	2008	2007
INTEREST INCOME
Loans and leases, including fees	$53,856	$49,156	$49,745
Mortgage loans held for sale	10,219	14	46
Investment securities	3,639	5,021	4,232
Federal funds sold and deposits in banks	65	1,117	2,413

Total interest income	67,779	55,308	56,436

INTEREST EXPENSE
Deposits	15,189	15,770	20,529
Subordinated debt	1,001	896	1,460
Federal Home Loan Bank and other borrowings	6,244	5,760	2,984

Total interest expense	22,434	22,426	24,973

Net interest income	45,345	32,882	31,463
Provision for loan and lease losses	33,919	1,632	80

Net interest income after provision for loan and lease losses	11,426	31,250	31,383

NON-INTEREST INCOME
Wealth management and advisory services	3,881	3,960	4,088
Service charges on deposit accounts	2,625	2,542	2,362
Net gains on sales of investment securities	854	312	2
Operating lease rental income	1,272	1,285	1,273
Net gain on fixed assets and other real estate owned	246	13	1,425
Loan servicing fees and other	4,808	403	452
Net gains and fees on the sales of loans	48,750	272	494
Bank-owned life insurance	76	165	—
Net impairment losses on available for sale securities:
Total impairment loss	$(1,576)	$(850)	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—

Net impairment losses recognized in operations	(1,576)	(850)	—
Other asset impairments	(1,310)	(417)	—
Other	2,082	1,845	1,691

Total non-interest income	61,708	9,530	11,787

NON-INTEREST EXPENSE
Salaries and employee benefits	58,199	18,372	19,025
Occupancy, equipment, and data processing	12,109	5,787	5,152
Depreciation expense on operating leases	1,053	1,060	1,056
FDIC deposit insurance	2,439	490	87
Bank shares tax	989	785	705
Professional services	8,426	1,964	2,031
Marketing	1,591	978	902
Communications expense	1,510	518	372
Other real estate owned expense	290	34	—
Goodwill impairment	8,079	—	—
Other	6,683	3,588	3,240

Total non-interest expense	101,368	33,576	32,570

(Loss) income before income taxes	(28,234)	7,204	10,600
Income taxes	(464)	1,747	2,931

Net (loss) income including noncontrolling interests	$(27,770)	$5,457	$7,669
Less: Net income from noncontrolling interest	1,858	—	—

NET (LOSS) INCOME FOR FIRST CHESTER COUNTY CORPORATION	$(29,628)	$5,457	$7,669

PER SHARE DATA
Net (loss) income per share (Basic)	$(4.72)	$1.05	$1.49

Net (loss) income per share (Diluted)	$(4.72)	$1.05	$1.47

Dividends declared	$0.440	$0.560	$0.545

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock
					Accumulated Other Comprehensive Income/(Loss)
(Dollars in thousands)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Non- Controlling Interest	Total Equity	Comprehensive Income (Loss)
Balance January 1, 2007	5,279,815	$5,280	$11,939	$50,486	$(1,473)	$(2,970)	—	$63,262
Net income	—	—	—	7,669	—	—	—	7,669	$7,669
Cash dividends declared	—	—	—	(2,808)	—	—	—	(2,808)	—
Other comprehensive income
Net unrealized losses on investment securities available-for-sale	—	—	—	—	266	—	—	266	266
Treasury stock transactions	—	—	(1,042)	—	—	416	—	(626)	—
Stock based compensation	—	—	125	—	—	—	—	125	—
Share based compensation tax benefit	—	—	91	—	—	—	—	91	—

Total comprehensive income									$7,935
Balance December 31, 2007	5,279,815	$5,280	$11,113	$55,347	$(1,207)	$(2,554)	—	$67,979

Net income	—	—	—	5,457	—	—	—	5,457	5,457
Cash dividends declared	—	—	—	(2,905)	—	—	—	(2,905)	—
Other comprehensive income
Net unrealized losses on investment securities available-for-sale	—	—	—	—	(2,085)	—	—	(2,085)	(2,085)
Common stock issued in connection with AHB acquisition	1,052,160	1,052	14,109	—	—	—	1,485	16,646	—
Treasury stock transactions	—	—	(677)	—	—	739	—	62	—
Stock based compensation	—	—	163	—	—	—	—	163	—
Share based compensation tax benefit	—	—	—	—	—	—	—	—	—

Total comprehensive income									$3,372
Balance December 31, 2008	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	$1,485	$85,317

Cumulative effect adjustment under ASC 860-50				240				240

Balance January 1, 2009 as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557
Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(1,518)	(1,518)
Net income (loss)	—	—	—	(29,628)	—	—	1,858	(27,770)	(27,770)
Cash dividends declared	—	—	—	(2,758)	—	—	—	(2,758)
Issuance of restricted stock	22,500	22	34	—	—	(56)	—	—
Net unrealized gains on investment securities available-for-sale	—	—	—	—	2,793	—	—	2,793	2,793
Treasury stock transactions	—	—	(1,841)	—	—	1,662	—	(179)	—
Share based compensation	—	—	681	—	—	—	—	681	—
Share based compensation tax benefit	—	—	96	—	—	—	—	96	—

Total comprehensive loss									$(24,977)
Balance December 31, 2009	6,354,475	$6,354	$23,678	$25,753	$(499)	$(209)	$1,825	$56,902

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net (loss) income including noncontrolling interests	$(27,770)	$5,457	$7,669
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,597	2,476	2,498
Provision for loan and lease losses	33,919	1,632	80
Goodwill impairment	8,079	—	—
Amortization of investment security premiums and accretion of discounts, net	433	340	196
Amortization of deferred loan fees	4	(595)	(84)
Gains on sales of investment securities, net	(854)	(312)	(2)
Net gain on fixed assets and OREO	(246)	(13)	(1,425)
Loss on sale of loans to Tower Bancorp, Inc.	788	—	—
Net gain from mortgage banking activities	(49,538)	—	—
Proceeds from the sale of mortgage loans held for sale	2,455,212	15,738	—
Origination of mortgage loans held for sale	(2,513,472)	(16,010)	(628)
Net cash paid from the settlement of derivative instruments	(2,010)	—	—
Stock-based compensation expense	681	163	125
Other than temporary impairment on investment securities available for sale	1,576	850	—
Other asset impairment	1,310	417	—
Deferred tax asset	5,992	645	(3,005)
(Increase) decreases in other assets	(20,926)	(2,902)	3,502
Increase in other liabilities	3,272	484	1,267

Net cash (used in) provided by operating activities	(99,953)	8,370	10,193

INVESTING ACTIVITIES
Net increase in loans	(37,980)	(101,328)	(70,444)
Proceeds from the sale of portfolio loans	55,192	14,684	21,610
Proceeds from sales of investment securities available-for-sale	52,756	25,648	4,583
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	23,398	13,691	14,995
Proceeds from maturities of investment securities held to maturity	—	—	5
Purchases of investment securities available-for-sale	(41,191)	(42,617)	(28,637)
Purchase of BOLI (Bank Owned Life Insurance)	—	(10,000)	—
Proceeds from the sale of OREO	5,221	—	—
Purchases of premises and equipment	(3,958)	(5,230)	(7,214)
Proceeds from the sale of premises and equipment	264	136	5,253
Net cash proceeds from acquisition	—	5,958	—

Net cash provided by (used in) investing activities	53,702	(99,058)	(59,849)

FINANCING ACTIVITIES
Change in subsidiaries' shares from non-controlling interests	(1,518)	—	—
Increase (decrease) in short term Federal Home Loan Bank and other short term borrowings	22,435	6,000	(5,266)
Increase in long term Federal Home Loan Bank borrowings	35,238	111,505	65,000
Repayment of long term Federal Home Loan Bank borrowings	(55,946)	(98,321)	(5,946)
Proceeds from issuance of subordinated debt	5,330	—	5,155
Repayment of subordinated debt	—	—	(5,155)
Net increase (decrease) in deposits	95,108	116,137	(19,770)
Cash dividends paid	(2,782)	(2,905)	(2,808)
Net (decrease) increase in treasury stock transactions	(179)	62	(626)
Share based compensation tax benefit	96	—	91

Net cash provided by financing activities	97,782	132,478	30,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,531	41,790	(18,981)
Cash and cash equivalents at beginning of year	95,150	53,360	72,341

Cash and cash equivalents at end of year	$146,681	$95,150	$53,360

Supplementary cash flow information:
Interest paid	$22,601	$23,262	$24,136
Income taxes paid	$2,750	$2,800	$2,093
Transfer of loans to real estate owned	$5,983	$78	$427

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A—Going Concern

        First Chester County Corporation's ("First Chester" or "Corporation") financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Corporation's financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed in this report, a substantial doubt exists regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

        As further described in Note O, on October 16, 2009, the Corporation's subsidiary, the First National Bank of Chester County ("FNB" or "Bank") entered into a Memorandum of Understanding ("MOU") with the Office of the Comptroller of the Currency (OCC). The OCC also mandated higher individual minimum capital ratios ("IMCRs"), which the Bank was required to achieve by December 31, 2009.

        Continued operations may depend on the Corporation's ability to comply with the terms of the MOU, the IMCRs and the closing of the pending merger with Tower Bancorp, Inc. ("Tower"). The Corporation has incurred a net loss from operations, primarily from the higher provisions for loan losses due to increased levels of non-performing assets, the write-off of goodwill and the establishment of a valuation allowance on the deferred tax assets. Our efforts to raise capital to comply with the IMCRs prior to the deadline ultimately resulted in the planned merger with Tower, as described in Note B below, which was announced on December 28, 2009. In addition, in efforts to conserve capital, we elected to reduce and subsequently suspend our cash dividends on our common stock beginning with the third quarter of 2009. However, despite the above efforts, as of December 31, 2009 and March 31, 2010, the Bank has fallen below certain IMCR thresholds, as further discussed in Note O.

        Management and the board of directors are committed to the planned merger with Tower Bancorp, Inc. ("Tower"), as described in Note B below. However, if the announced merger were not to occur, then Management would seek to recapitalize the Bank by finding another merger partner or by raising additional capital in the public or private markets. The Corporation is completing a regular planning cycle for 2011, which includes, among other things, updating the Corporation's strategic business plan and creating detailed operating and marketing plans for the Bank as an independent company.

NOTE B—Pending Merger with Tower Bancorp, Inc.

        On December 27, 2009, the Corporation entered into a definitive merger agreement, as amended on March 4, 2010 (the "Merger Agreement"), with Tower, the holding company for Graystone Tower Bank ("Graystone"), pursuant to which First Chester will merge with and into Tower (the "Merger"), with Tower being the surviving corporation. The Merger Agreement also provides that upon consummation of the merger, FNB will merge with and into Graystone, with Graystone as the surviving institution (the "Bank Merger"). The Merger Agreement additionally provides for the potential sale of the American Home Banking segment at or prior to the consummation of the Merger. At the effective time of the Merger, the board of directors of Tower will be increased by three (3) directors and three (3) of the current directors of First Chester selected by the board of directors of First Chester, with the approval of Tower's board of directors, will be added to the board of directors of Tower, to serve as such for no less than three years.

        Under the terms of the Merger Agreement, shareholders of First Chester will receive 0.453 shares of Tower common stock for each share of First Chester common stock they own. The Merger Agreement establishes loan delinquency thresholds and provides for an increase or reduction in the consideration paid

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE B—Pending Merger with Tower Bancorp, Inc. (Continued)

by Tower to First Chester shareholders in the event of specified increases or decreases in First Chester's loan delinquencies prior to closing.

        Directors and executive officers of First Chester have entered into Voting Agreements with Tower, pursuant to which they have agreed, among other things, to vote all shares of common stock of First Chester owned by them in favor of the approval of the Merger at the special shareholder's meeting to vote upon the Merger.

        Consummation of the Merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both Tower's and First Chester's shareholders and First Chester's loan delinquencies not exceeding $90 million in the aggregate. As of June 30, 2010, all regulatory approvals have been received from the bank regulators. However, certain of these approvals contain expiration dates such that extensions may need to be obtained if the merger is not closed prior to the end of the third quarter of 2010.

NOTE C—Summary of Significant Accounting Policies

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

        The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the consolidated balance sheets and the income and expense in the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Critical estimates include the determination of the allowance for loan losses, goodwill impairment, stock-based compensation, fair value measurement for investment securities (including other-than-temporary impairments) and loans held for sale, derivative instruments, and deferred income taxes.

        FASB Accounting Standards Codification (ASC) 280, "Segment Reporting," establishes standards for public business enterprises reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess resources and performance. Based on the guidance in ASC 280, the Corporation has determined that it has two operating and reporting segments: Community Banking and Mortgage Banking.

        The Corporation's Community Banking segment consists of construction, commercial and retail banking, and wealth management. The community banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Corporation. For example, construction and commercial lending is dependent upon the ability of the Corporation to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer lending.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

        The Corporation's Mortgage Banking segment operates under the trade name, American Home Bank, a division of First National Bank of Chester County ("AHB"). Its principle activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. AHB was acquired on December 31, 2008.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold and overnight investments. Generally, federal funds and overnight investments are purchased and sold for one-day periods. Cash held on deposit with other financial institutions is in excess of FDIC insurance limits.

Investment Securities

        Debt and equity securities expected to be held for an indefinite period of time or to maturity are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax.

        Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income. Realized gains and losses on the sale of investment securities are recognized at the trade date using the specific identification method and are included in the non-interest income section of the consolidated statements of operations.

        In accordance with ASC 320-10, "Investments—Debt and Equity Securities," the Corporation evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Corporation has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Corporation does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

        Federal Home Loan Bank stock and Federal Reserve Bank stock do not have readily determinable fair values and are classified as investment securities available for sale. These investments are carried at cost and periodically evaluated for impairment.

Mortgage Loans Held for Sale

        Mortgage Loans Held for Sale ("MLHS") represent mortgage loans originated by the Corporation and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by the Corporation, the mortgage loan is typically warehoused for a period and then sold into the secondary market. MLHS are recorded at fair value under the fair value option, which was adopted January 1, 2009.

        The Due from Mortgage Investors caption on the consolidated balance sheet at December 31, 2008 represents the fair value of mortgage loans when the respective loan files have been transferred to investors for which the Corporation has not yet received proceeds. Funds due from the investor normally

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

are received within ten days of the transfer. These amounts were reclassified during the first quarter 2009 and are included in Loans Held for Sale at fair market value at December 31, 2009.

Loans

        Loans that Management intends to hold to maturity are carried at the principal amount outstanding. Net loans represent the principal loan amount outstanding net of deferred fees and costs, unearned income and the allowance for loan and lease losses. Interest on loans is credited to income based on the principal amount outstanding.

        Loan origination fees and direct loan origination costs of completed loans are deferred and recognized over the life of the loan as an adjustment to the yield using the effective interest method. The net loan origination fees recognized as yield adjustments are reflected in loan interest income from loans and leases in the consolidated statements of operations and the unamortized balance of the net loan origination fees is reported in net loans in the consolidated balance sheets.

        Income recognition of interest on loans is discontinued when, in the opinion of Management, the collectability of principal or interest becomes doubtful. A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all accrued but uncollected interest is reversed from income. The Corporation recognizes income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Corporation. The Corporation will not recognize income if these factors do not exist. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. Loans are considered past due after one payment has been missed.

        A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans are measured individually based on the present value of expected future cash flows discounted at the loan's effective interest rate, a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses.

Allowance for Loan and Lease Losses

        The Corporation maintains an allowance for credit losses and charges losses to this allowance when such losses are realized. The determination of the allowance for loan and lease losses requires significant judgment reflecting Management's best estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan portfolio. Management's evaluation is based upon a review of these portfolios.

        Management's methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem credits, calculated formula allowances

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

by grade segment for commercial and commercial real estate credits, and calculated formula allowances for pooled, homogenous loan portfolios.

        Specific reserves are an estimation of losses specific to individual impaired loans. All nonperforming loans are evaluated to determine the amount of specific reserve or charge-off, if any, to reduce the value of the individual loan to its net realizable value based on an analysis of the available sources of repayment, including liquidation of collateral. While every nonperforming loan is individually evaluated, not every loan requires a specific reserve. Specific reserves fluctuate based on changes in collectability of underlying loans and any charge-offs recorded. The specific reserves for the majority of the Corporation's impaired loans are based on the deficiency of the fair value of the underlying collateral less costs to sell compared to outstanding principal amounts. The fair value of this underlying collateral is largely based on appraisals. In addition to considering costs to sell in the evaluation of impairment, Management also applies a discount to appraised values due to current uncertainty in the real estate market.

        The Bank's policies require loan officers to regularly review accounts. Consistent with OCC guidance appraisals are updated as warranted based on specific facts and circumstances. Appraisals are also updated whenever a loan becomes criticized or classified.

        The calculated formula allowances for commercial and commercial real estate loans and leases are calculated by applying estimated loss factors to outstanding loan portfolio balances. The estimated loss factors are based upon the historic losses in each portfolio, further segmented by the internal risk grade assigned to the credit. The estimated loss factors are calculated using historic losses within each portfolio segment for the previous two years. Qualitative loss adjustments factors are added to the historic loss factors to create the portfolio segment allowance factor.

        Pooled loans are loans that are usually smaller and homogeneous in nature, such as consumer credits and residential mortgages. Loan loss allowances for pooled loans are based on a two-year loss history for each portfolio. This historical estimated loss factor is enhanced by portfolio specific qualitative loss adjustment factors to create the portfolio segment allowance factor.

        Qualitative loss adjustment factors are based upon Management's evaluation of various current conditions that may not be reflected in the historic loss history, including those listed below:

  •
  National and local economic and business conditions

  •
  Credit quality trends within the specific portfolio

  •
  Recent loss or delinquency experience in particular segments of the portfolio

  •
  Collateral values and loan-to-value ratios for collateral based credits

  •
  Changes in loan volumes and concentrations, including changes in mix of credit exposures

  •
  Changes in credit policies, credit Management or credit review procedures

        Management meets at least quarterly to discuss and review these conditions, and to review risks associated with individual problem loans. In addition, the regulators, as an integral part of their examination process, periodically review our allowance methodology. We also give consideration to the results of these regulatory examinations.

        Commencing in the fourth quarter of 2009, a third party assisted Management in a detailed review and analysis of our commercial loan portfolio as part of the remediation plan in response to the MOU.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

This included a review of a significant portion of our commercial and commercial real estate loans, regardless of risk rating. This represented 66% of our commercial and 90% of our commercial real estate construction and development portfolio. The review considered cash flows from the business or project, real estate values, a view of guarantor support, and consideration of the current state of economic events. A quarterly third party review and analysis of our commercial and commercial real estate portfolio has been integrated into the Corporation's credit risk management procedures.

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation. Assets are depreciated over their estimated useful lives, principally by the straight-line method.

        The Corporation accounts for impairment of long-term assets in accordance with ASC 360-10 which requires recognition and measurement of long-lived assets to be held and used or to be disposed of by sale. The Corporation had no impaired long-lived assets at December 31, 2009 or 2008.

Derivatives

        As part of its mortgage banking operations, the Corporation uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, the Corporation does not use derivatives for speculative purposes. All of the Corporation's derivative instruments that are measured at fair value on a recurring basis are included in other assets or other liabilities in the consolidated balance sheets.

        Generally, the fair value of the Corporation's derivative instruments are measured at fair value determined by utilizing quoted prices from dealers in such securities or third-party models utilizing observable market inputs.

        Derivative Loan Commitments.    Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivative and hedging accounting guidance (ASC 815, "Derivative and Hedging"). Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets or other liabilities with changes in their fair values recorded in non-interest income. The Corporation follows the Securities and Exchange Commission's (SEC) guidance regarding written loan commitments recorded at fair value through earnings. This guidance requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written commitments that are accounted for at fair value through earnings. The fair value of the Corporation's loan commitments is based upon the estimated fair value of the underlying mortgage loans (determined consistent with "Mortgage Loans Held for Sale" above), with an adjustment to reflect the estimated percentage of commitments that will result in a closed mortgage loan. The valuation of the Corporation's loan commitments approximates a whole-loan price, which includes the value of the related mortgage servicing rights ("MSRs").

        Forward Loan Sale Commitments.    The Corporation evaluates all loan sale agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance (ASC 815) as facts and circumstances may differ. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Corporation uses both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of derivative loan commitments. Mandatory delivery contracts are

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

accounted for as derivatives. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other non-interest income. The Corporation estimates the fair value of its forward loan sale commitments using a methodology similar to that used for derivative loan commitments.

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered and consideration has been received. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets.

Mortgage Servicing Rights

        A MSR is the right to receive a portion of the interest coupon and fees collected from a mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the Corporation's mortgage loan servicing portfolio. MSRs at the Corporation are created through the sale of an originated loan where servicing is retained by the Corporation. The Corporation services residential mortgage loans, which represent its single class of servicing rights, and has elected the fair value measurement method for subsequently measuring these servicing rights. The initial value of capitalized servicing is recorded as an addition to mortgage servicing rights in the Consolidated Balance Sheets and has a direct impact on earnings. Valuation changes in MSRs are recognized in the Consolidated Statements of Operations and the carrying amount of MSRs is adjusted in the Consolidated Balance Sheets. The Corporation engages a third party valuation service to value its MSRs on a quarterly basis. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, default rates, implied volatility and other economic factors. Activity within the Corporation's mortgage servicing portfolio is detailed below:

(Dollars in thousands)	2009	2008
Fair value at beginning of year	$239	$—
Additions
Net transferred into (out of) level 3	137	239
Net unrealized gains	199	—

Fair value at end of year	$575	$239

Loans serviced for others	$156,569	$47,298
Escrow balances	1,233	470

Other Real Estate Owned

        Other Real Estate Owned ("OREO") represents real estate owned by the Bank following default by the borrowers. OREO is recorded at fair value. Fair market value is based primarily upon independent

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

market prices, appraised values of the collateral or Management's estimation of the value of the collateral less the estimated costs to sell. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and any gain or loss upon the sale of real estate owned is recorded in noninterest income. Expenses incurred in connection with holding such assets are recorded in noninterest expense.

Bank Owned Life Insurance

        The Bank invests in bank owned life insurance ("BOLI"). BOLI involves the purchase of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiaries of the policies. The life insurance investment is carried as an asset at the cash surrender value of the underlying policies. Changes in the cash surrender value of the policies are reflected in the income statement. The Bank acquired $1.4 million of BOLI through the AHB acquisition in 2008.

        During 2009, a third party guarantor of the value of a $10 million BOLI, which the Bank had surrendered in 2008, disputed the amounts due to the Bank. As a result, during 2009, the Bank recorded a reserve of $1.3 million in the statement of operations under the caption "Other asset impairments." In the first quarter 2010, the Corporation received cash proceeds in full payment of this net receivable that supported the December 31, 2009 reserve.

Income Taxes

        The Corporation recognizes deferred tax assets and liabilities and records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax purposes. The Corporation regularly reviews its deferred tax assets to assess their potential realization and establishes a valuation allowance for such assets when the Corporation believes it is more likely than not that some portion of the deferred tax asset will not be realized. Generally, any change in the valuation allowance is recorded in income tax expense; however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than the Provision for (benefit from) income taxes. Income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including both penalty and interest). Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive income (loss) as well as the tax effects of cumulative effects of changes in accounting principles.

        For the year ended December 31, 2009, the Corporation established a valuation allowance of approximately $7.5 million against a portion of its deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for amounts that are available for carryback claims.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

Employee Benefit Plans

        The Corporation has certain employee benefit plans covering eligible employees. The Bank accrues such costs as earned by the employee.

Share-Based Compensation Plan

        In connection with the AHB acquisition, the Corporation assumed the outstanding obligations under AHB's stock option plan and the options issued under the plan, adjusted and converted into options to acquire 147,000 shares of the Corporation's common stock. These options were all fully vested as of December 31, 2008, the acquisition date. No further options may be issued under this plan.

        The Corporation has one expired or terminated stock option plan. Although the Corporation's ability to issue stock options under the 1995 stock plan has expired, these outstanding stock options remain in effect according to their original term. As of December 31, 2009, there were no unvested stock options.

        At December 31, 2009, the Corporation has one restricted stock-based employee compensation plan. The Corporation expenses the grant date fair value of stock awards on a straight-line basis over the vesting period of the award utilizing probability weighted vesting assumptions.

(Loss) Earnings per Share

        Basic (loss) earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if stock options were exercised and converted into common stock. Proceeds assumed to have been received on such exercise are assumed to be used to purchase shares of the Corporation's common stock at the average market price during the period, as required by the "treasury stock method" of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements are adjusted retroactively for the effect of stock dividends.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

Reporting Comprehensive Income

        The Corporation reports comprehensive income which includes net income as well as certain other items which result in a change to equity during the period:

	December 31,
Dollars in thousands	2009	2008	2007
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$4,954	$(2,621)	$401
Reclassification adjustment	(722)	(538)	2

Net unrealized gain (loss)	4,232	(3,159)	403

Other comprehensive income (loss) before taxes	4,232	(3,159)	403
Income tax (expense) benefit	(1,439)	1,074	(136)

Other comprehensive income (loss)	2,793	(2,085)	267

Net (loss) income including non-controlling interests	(27,770)	5,457	7,670
Comprehensive (loss) income	(24,977)	3,372	7,937
Comprehensive income attributable to non-controlling interests	(1,858)	—	—

Comprehensive (loss) income for First Chester County Corporation	$(26,835)	$3,372	$7,937

Business Combinations and Goodwill

        The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. The Corporation completes annual impairment tests for goodwill. Goodwill is also evaluated for impairment if events and circumstances indicate a possible impairment.

        ASC 350-10, "Intangibles—Goodwill and Other," outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

        The Corporation's annual impairment testing for goodwill was initially completed as of September 30, 2009. As part of its step one procedures to identify goodwill impairment, Management compared the fair value of the Mortgage Banking segment to the carrying amount of its net assets, including goodwill. In performing step one, the Corporation estimated the fair value of the Mortgage Banking segment through a discounted cash flow analysis based on internal forecasts, recent financials and the projected outlook for the industry. No indication or determination of goodwill impairment was evident as of September 30, 2009.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

        Pursuant to the Merger Agreement with Tower, First Chester will merge into Tower and the Bank will merge with and into Graystone, with Graystone as the surviving institution. As a result of entering into the merger agreement, Management canceled certain initiatives at the Mortgage Banking segment that significantly affected the potential future income of the segment. As a result, Management performed a subsequent goodwill impairment test as of December 31, 2009. The Mortgage Banking segment's Step One goodwill impairment testing indicated that the Corporation's Mortgage Banking segment's carrying amount, including goodwill, exceeded its related fair value and that a goodwill impairment charge may be required depending on the results of a Step Two test. With the possibility of impairment, the Corporation proceeded with the Step Two Test as of December 31, 2009.

        Step Two procedures were performed using the Mortgage Banking segment information based on December 31, 2009 data. The Step Two test can be described as a measurement of the "amount" of goodwill impairment, if any. To determine the implied fair value of goodwill, the fair value of net assets (fair value of all assets other than goodwill, minus the fair value of liabilities) is subtracted from the fair value of the reporting unit.

        Based on the Step Two analysis there was an estimated goodwill impairment as the carrying amount of goodwill as of December 31, 2009 exceeded the implied fair value of the goodwill at the mortgage banking segment. The estimated impairment charge was equal to the full amount of goodwill or $8.1 million. The goodwill impairment charge did not impact income taxes, as our goodwill is not tax deductible. The Corporation's and the Bank's regulatory capital was not affected by the goodwill impairment charge, since goodwill is excluded from regulatory calculations.

Variable Interest Entities

        The Corporation has established Issuer Trusts that have issued guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures. These Issuer Trusts are variable interest entities under ASC 810-10. In accordance with ASC 810-10, "Consolidation," all the Issuer Trusts outstanding at December 31, 2009 and 2008 are not consolidated. The junior subordinated debentures issued by the Corporation to the Issuer Trusts at December 31, 2009 and 2008 are reflected in the Corporation's Consolidated Balance Sheets in the liabilities section under the caption "Subordinated debentures." The Corporation records interest expense on the corresponding debentures in its Consolidated Statements of Operations. The Corporation also recorded the common capital securities issued by the Issuer Trusts in other assets in its consolidated balance sheets at December 31, 2009 and 2008.

        The Bank has partial ownership in certain affiliated business arrangements. These entities serve as a source for retail mortgage business through the entity's relations with builders, realtors and other businesses. Management evaluated these entities for consolidation under the requirements of ASC 810-10 Consolidation and determined that the Bank is the primary beneficiary of these variable interest entities. Accordingly, the assets and liabilities of these entities that were consolidated under the requirements of

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

ASC 810-10 as of December 31, 2009 and 2008 are listed below. This table includes those entities in which the Bank has a non-majority ownership interest.

(Dollars in thousands)	2009	2008
Cash	$1,384	$1,101
Other assets	—	519

Total assets	$1,384	$1,620
Other liabilities	$368	$185

Total liabilities	$368	$185

Non controlling Interests

        In December 2007, the FASB updated ASC 810, "Consolidation," which establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, ASC 810 requires a non controlling interest in a subsidiary to be reported as equity, separate from the parent's equity, in the consolidated balance sheet and the amount of net income or loss and comprehensive income or loss attributable to the parent and non controlling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent's ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained non controlling equity interest is initially measured at fair value. The Corporation adopted the updates to ASC 810 effective January 1, 2009, including retrospective application for the presentation of periods prior to January 1, 2009. The adoption of the updates to ASC 810 did not have a significant impact on the Corporation's Consolidated Financial Statements.

Fair Value

        ASC 820-10, "Fair Value Measurements and Disclosures," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 clarifies proper fair value determination in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Corporation considered the requirements of ASC 820-10 when estimating fair value.

        ASC 825-10, "Financial Instruments," permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Corporation elected to account for loans held for sale under this election option.

        ASC 820-10 describes three levels of inputs that may be used to measure fair value:

  •
  Level 1:    Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

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

        The Corporation used the following methods and significant assumptions to estimate fair value:

        Investment Securities:    Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include mortgage-backed securities issued by U.S. government agencies and sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

        Loans held for sale:    The fair value of loans held for sale is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As such, the Corporation classifies loans subjected to recurring fair value adjustments as Level 2.

        Loans and leases:    The Corporation does not record loans at fair value on a recurring basis. However, certain loans are considered impaired and a specific allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with ASC 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral adjusted for market conditions. In accordance with ASC 820-10 impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.

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

        Mortgage Servicing Rights ("MSRs"):    To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate,

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 41.3%, prepayment speeds ranging from 6.6% to 26.2% depending on the stratification of the specific right, and a weighted average default rate of 8.2%. The Corporation records the MSR as a recurring Level 3.

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

Reclassifications

        Certain prior year numbers have been reclassified to conform with the 2009 presentation. These reclassifications have no impact on net (loss) income or net (loss) income per share.

New Accounting Pronouncements

        In February 2010, the FASB issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a Securities and Exchange Commission ("SEC") filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. ASU 2010-09 is intended to remove potential conflicts with the SEC's literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in ASC 820, Fair Value Measurements and Disclosures: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years.

        In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, "The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 168"). The standard, which replaces Statement No. 162, establishes the FASB Accounting

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE C—Summary of Significant Accounting Policies (Continued)

Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS No. 168 is effective for interim and annual financial periods ending after September 15, 2009. We adopted the provisions of SFAS No. 168 in September 2009.

        In June 2009, the FASB updated ASC 860 to eliminate the concept of a qualifying special-purpose entity ("QSPE"), modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates to ASC 860 also enhance financial statement disclosures. The updates to ASC 860 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The Corporation does not expect the adoption of the updates to ASC 860 to have an impact on its Consolidated Financial Statements.

        In June 2009, the FASB updated ASC 810 to modify certain characteristics that identify a variable interest entity ("VIE"), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The updates to ASC 810 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. The Corporation is currently evaluating the impact of adopting the updates to ASC 810 on its Consolidated Financial Statements. However, the Corporation does not expect the adoption of the updates to ASC 810 to have a significant impact on its Consolidated Financial Statements.

        In April 2009, the FASB issued ASC 320-10—Investments—Debts and Equity Securities. ASC 320-10 amends the other-than-temporary impairment guidance for investments and changes some of the investment financial statement disclosure requirements. ASC 320-10 is effective for interim reporting periods ending after June 15, 2009. We adopted the other-than temporary impairment guidance of ASC 320-10 in June 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements. In accordance with the requirements of ASC 320-10 the Corporation analyzed the other than temporary impairment charges that the Corporation took during 2009 and 2008 and concluded that the charge taken was entirely due to an other than temporary credit loss as opposed to other factors.

NOTE D—Acquisitions

        On December 31, 2008, the Corporation completed its acquisition of AHB. Under the terms of the merger agreement, AHB merged with and into First National Bank of Chester County (the "AHB Merger"). AHB is now operating as a division of the First National Bank of Chester County (the "Bank"

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE D—Acquisitions (Continued)

or "FNB") under the trade name, "American Home Bank, a Division of First National Bank of Chester County." The primary focus of AHB is mortgage-banking activities. AHB's mortgage-banking activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market on a servicing released basis. AHB retains the servicing on a portion of the loans that it sells. The sourcing of mortgage loans is conducted through a direct, retail delivery channel comprised of retail loan offices, affiliated business arrangements with builders and realtors, and a wholesale lending operation. The wholesale operation sources loans through relationships with unrelated mortgage brokers. This acquisition was intended to help the Bank to further diversify the Bank's products, services, and sources of income as well as expand the Bank's geographic footprint.

        As a result of the AHB Merger, each outstanding share of AHB common stock was converted into the right to receive either $11.00 in cash or 0.70 shares of the Corporation's common stock, plus cash in lieu of fractional shares. Pursuant to the allocation procedures set forth in the AHB Merger Agreement, 1,052,160 shares of the Corporation's common stock were issuable to the holders of 90% of AHB's outstanding common stock and $1.8 million was payable to the holders of 10% of AHB's outstanding common stock. In addition, pursuant to the terms of the AHB Merger Agreement, each AHB option to purchase shares of AHB common stock at the effective time of the AHB Merger converted into an option to purchase such number of shares of the Corporation's common stock equal to the number of shares of the AHB option multiplied by 0.7000, rounded down to the nearest whole share, at an exercise price equal to the exercise price of the AHB option at the effective time of the AHB Merger divided by 0.7000, rounded up to the nearest whole cent. Each outstanding AHB warrant at the effective time of the AHB Merger was cancelled and converted into the right to receive cash in the amount equal to the difference between the AHB warrant strike price and $11.00.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE D—Acquisitions (Continued)

        The following table summarizes the estimated fair values of AHB's assets acquired and liabilities on December 31, 2008. This transaction was accounted for using the purchase method of accounting in accordance with applicable accounting guidance.

(Dollars in thousands)	December 31, 2008
ASSETS
Cash and due from banks	$7,177
Federal funds sold and other overnight investments	1,460
Interest bearing deposits	2,156
Investment securities available-for-sale	17,366
Loans held for sale	89,494
Loans	110,928
Less allowance for loan losses	(1,236)

Net loans	109,692
Premises and equipment, net	1,896
Due from mortgage investors	9,036
Other	9,565

Total assets	247,842

LIABILITIES
Deposits:
Non-interest bearing	7,435
Interest bearing	186,722
Federal Home Loan Bank advances and other borrowings	36,602
Other liabilities	2,993

Total liabilities	233,752

Net assets acquired	$14,090

        At December 31, 2008 goodwill of $5.9 million was recorded in connection with the acquisition AHB. At that time, Management was in the process of evaluating and finalizing the purchase accounting adjustments, thus the allocation of the purchase price was subject to refinement.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE D—Acquisitions (Continued)

        The following table provides the calculation of the goodwill as of December 31, 2008:

(Dollars in thousands)	December 31, 2008
Purchase Price:
Purchase price assigned to shares exchanged for stock	$15,088
Purchase price assigned to options issued	73
Purchase price assigned to shares exchanged for cash, warrants and other consideration	2,139
Deal costs and other cash paid	2,696

Total purchase price	19,996
AHB stockholders' equity	15,422
AHB's goodwill asset	(1,352)
Estimated adjustments to reflect assets acquired at fair market value:
Loans	922
Premises and equipment	90
Net deferred tax asset	777
Estimated adjustments to reflect liabilities acquired at fair market value:
Time deposits	(467)
FHLB borrowings	(1,302)

Net assets acquired	14,090
Goodwill	$5,906

        During the first quarter of 2009, the Corporation recorded a $1.6 million purchase accounting adjustment related to additional consideration identified for the acquisition. This amount relates to the lump sum payments to former executive officers of AHB in connection with the finalization of the AHB Management Incentive Plan. The full amount of this additional consideration was allocated to goodwill. During 2009, other adjustments were made to update acquisition date valuation estimates of certain assets and liabilities including other real estate owned, deferred rent, expense accruals and deferred tax assets. The merger resulted in goodwill of approximately $8.1 million, all of which was allocated to the AHB mortgage banking reporting unit.

        The fair value of certain assets and certain liabilities were based on quoted market prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtaining prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Corporation used its own assumptions in an effort to determine a reasonable fair value. In other instances, the Corporation assumed the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. The Corporation determined that there were no other categories of identifiable intangible assets arising from the AHB acquisition.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE D—Acquisitions (Continued)

        The following table details pro forma financial results for the Corporation and AHB for the year ended December 31, 2008 and 2007, assuming that the merger took place January 1, 2008 and 2007, respectively:

	December 31,
Dollars in thousands except per share	2008	2007
	(unaudited)	(unaudited)
Interest income	$69,790	$68,435
Interest expense	(32,020)	(33,450)
Provision for loan and lease losses	(2,032)	(280)
Non-interest income	30,569	32,292

Total net revenue	66,307	66,997
Non-interest expense	62,027	56,703

Pretax net income	4,280	10,294
Income tax expense	547	2,827

Net income	$3,733	$7,467
Basic EPS	$0.60	$1.20
Diluted EPS	$0.60	$1.19

NOTE E—Investment Securities

        The Corporation's investment portfolio consists of the following categories of securities:

  •
  U.S. Treasury—Consists of debt securities issued by the US Government.

  •
  U.S. Government Agency Notes—Consists of debt instruments issued by US Government agencies such as the Federal Home Loan Bank and Freddie Mac.

  •
  U.S. Government Agency Mortgage Backed Securities—Consists of residential mortgage pass-through securities and collateralized mortgage obligations "CMOs" issued by U.S. government agencies such as GNMA, FNMA and Freddie Mac. The GNMA pass-through securities or the underlying GNMA securities backing the CMOs are guaranteed by the U.S. Government, while the FNMA and Freddie Mac pass-through securities or the underlying FNMA and Freddie Mac securities backing the CMOs are guaranteed by the respective U.S. Government agency.

  •
  Collateralized Mortgage Obligations—Residential—Consists of private label CMOs backed by non-government agency residential mortgage pools.

  •
  Collateralized Mortgage Obligations—Commercial—Consists of private label CMOs backed by non-government agency commercial mortgage pools.

  •
  State and Municipal—Consists of securities issued by state, city or local governments.

  •
  Corporate Debt Securities—Consists of corporate debt securities.

  •
  Bank equity securities—Consists of equity securities of banks, bank holding companies or bank trust preferred securities.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE E—Investment Securities (Continued)

  •
  Other Equity Securities—Consists primarily of equity securities of the Federal Reserve and the Federal Home Loan Bank.

        The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation's available-for-sale securities at December 31, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands) 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$20,003	$13	$—	$20,016
U.S. Government agency	2,040	7	—	2,047
U.S. Government agency mortgage-backed securities	36,193	902	(100)	36,995
CMO—Residential	1,249	—	(251)	998
CMO—Commercial	1,004	—	(196)	808
State and municipal	4,542	52	—	4,594
Corporate debt securities	7,056	—	(1,191)	5,865
Bank equity securities	525	50	(42)	533
Other equity securities	10,842	—	—	10,842

	$83,454	$1,024	$(1,780)	$82,698

(Dollars in thousands) 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency	$8,300	$134	$—	$8,434
U.S. Government agency mortgage-backed securities	56,033	984	(102)	56,915
CMO—Residential	1,630	—	(426)	1,204
CMO—Commercial	1,004	—	(594)	410
State and municipal	10,327	74	—	10,401
Corporate debt securities	28,455	—	(4,052)	24,403
Bank equity securities	2,811	50	(892)	1,969
Other equity securities	10,848	—	—	10,848

	$119,408	$1,242	$(6,066)	$114,584

        The amortized cost and estimated fair value of debt securities classified as available-for-sale at December 31, 2009, by contractual maturity, are shown in the following table. Expected maturities will

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE E—Investment Securities (Continued)

differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$15,910	$15,911
Due after one year through five years	13,201	12,452
Due after five years through ten years	3,540	3,488
Due after ten years	990	671

Subtotal	33,641	32,522
Mortgage-backed securities	38,446	38,801
Other equity securities	11,367	11,375

Total	$83,454	$82,698

        Proceeds from the sales of investment securities available for sale were $52.8 million, $25.6 million and $4.6 million during 2009, 2008, and 2007, respectively. Gains of $1.3 million, $409 thousand and $21 thousand and losses of $430 thousand, $97 thousand and $19 thousand were realized on sales of securities in 2009, 2008, and 2007 respectively. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law was $71.4 million and $89.0 million at December 31, 2009 and 2008, respectively. Other than U.S. government and U.S. government sponsored agencies, there were no securities held from a single issuer that represented more than 10% of stockholders' equity.

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
Description of Securities
Mortgage-backed securities	5	$9,386	$(100)	$—	$—	$9,386	$(100)
CMO—Residential	3	292	—	700	(251)	992	(251)
CMO—Commercial	1	—	—	808	(196)	808	(196)
Corporate debt securities	6	—	—	5,865	(1,191)	5,865	(1,191)
Bank equity securities	2	—	—	213	(42)	213	(42)

Total temporarily impaired investment securities	17	$9,678	$(100)	$7,586	$(1,680)	$17,264	$(1,780)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE E—Investment Securities (Continued)

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008.

		Less than 12 months		12 months or longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
Description of Securities
U.S. Government Agency	6	$6,253	$(100)	$536	$(2)	$6,789	$(102)
CMO—Residential	3	429	(402)	767	(24)	1,196	(426)
CMO—Commercial	1	—	—	409	(594)	409	(594)
Corporate debt securities	21	17,176	(1,575)	7,227	(2,477)	24,403	(4,052)
Bank equity securities	5	—	—	1,620	(892)	1,620	(892)

Total temporarily impaired investment securities	36	$23,858	$(2,077)	$10,559	$(3,989)	$34,417	$(6,066)

Other than Temporary Impairment

        In accordance with ASC 320-10, Investments—Debt and Equity Securities, the Corporation evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment, that has a fair value less than the book value is reviewed on a quarterly basis by Management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Corporation has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Corporation does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.

        Management recorded a $1.6 million charge to earnings in 2009 of other than temporary impairment on four bank equity securities held in the Corporation's available for sale investment portfolio. The 2008 Consolidated Statement of Operations included an $850 thousand other than temporary impairment loss on a $1.0 million Lehman Brothers note held in the Bank's available for sale investment portfolio. This security has since matured and the remaining $150 thousand carrying value is carried as a receivable in the Corporation's Other Asset line of the Consolidated Balance Sheet. Management monitors market activity of these matured Lehman notes and fully expects to recover the entire amount currently outstanding.

        Specific conclusions for each category of securities with an unrealized loss position and where Management believed an other than temporary impairment analysis was warranted are summarized below:

Collateralized Mortgage Obligations ("CMO")—Residential and Commercial

        There are a total of four private label CMO securities that had unrealized loss positions at December 31, 2009. Three of the securities had a AAA rating from S&P and one had an AA- rating from S&P. All contractual cash flows have been received on these securities. All of these issuances have subordinated tranches supporting principal. In addition, we conducted due diligence of publicly available information regarding these securities and no material information came to our attention that would indicate an inability to recover our basis in these securities. The depreciation on two of the securities

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE E—Investment Securities (Continued)

accounted for 98% of the total depreciation within this category. For these securities, we reviewed and considered information about the underlying collateral as well as loss and prepayment stress test information performed by professional investment advisors. This information indicated likelihood that subordinate tranches of the CMO provide sufficient protection to the Bank's senior tranches such that Management can conclude that the probability of suffering a principal loss is unlikely. Because the Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Corporate Debt Securities

        There are a total of six securities in this category that had unrealized loss positions at December 31, 2009. All of these securities are obligations of well-known, established companies or subsidiaries thereof. All contractual cash flows have been received on these securities. Management reviewed rating agency information for each security and noted that three securities had a split rating by Moody's and S&P with one rating above investment grade and one rating below investment grade. The remaining three securities were rated investment grade by both rating agencies. Depreciation on the three of the securities with a rating below investment grade accounted for 85% or $1.0 million of the total depreciation in this category. For these securities we reviewed current news and filings as well as the length and duration of the depreciation and concluded that there was no information that would indicate a going concern or other issue that would impair our ability to recover our cost basis. Management performed additional analysis which included reviewing information from our third party investment advisor as well as current news and filings. The conclusion drawn from this information was that there was no information that indicated a going concern or other issue that would impair our ability to recover our cost basis. The Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of its amortized cost basis. Management does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Bank Equity Securities

        The Corporation recorded a $1.6 million other than temporary impairment charge on four securities in this category during the third quarter of 2009. The securities were publicly traded stocks of well-known, established bank holding companies. At September 30, 2009, Management concluded that the impairment on the securities was other than temporary mainly due to continued deterioration of the financial condition of these companies and Management's conclusion that the Corporation no longer had the intent to hold these securities until anticipated recovery. These securities were subsequently sold during the fourth quarter 2009. The $1.6 million loss is presented on the Asset impairment line of the Consolidated Statements of Operations.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE F—Loans and Leases

        Major classifications of loans are as follows:

(Dollars in thousands)	2009	2008
Commercial loans	$334,286	$327,472
Real estate—commercial	261,643	280,549
Real estate—commercial construction	66,204	69,057
Real estate—residential	88,024	87,413
Real estate—residential construction	29,387	45,466
Consumer loans	120,767	125,318
Lease financing receivables	1,578	4,808

	901,889	940,083
Less: Allowance for loan and lease losses	(23,217)	(10,335)

	$878,672	$929,748

        Unearned income included in the carrying amount of the loan balances above was $746 thousand and $742 thousand at December 31, 2009 and 2008, respectively. The amount of deposit account overdrafts classified as loans above totaled $220 thousand and $853 thousand at December 31, 2009 and 2008, respectively.

        Changes in the allowance for loan and lease losses are summarized as follows:

(Dollars in thousands)	2009	2008	2007
Balance at beginning of year	$10,335	$7,817	$8,186
Provision charged to operating expenses	33,919	1,632	80
Recoveries	383	282	140
Loans charged-off	(21,196)	(746)	(582)
Allowance adjustment—Other	(224)	114	(7)
Allowance acquired through acquisition	—	1,236	—

Balance at end of year	$23,217	$10,335	$7,817

        A loan is considered impaired, in accordance with the accounting guidance (ASC 310-10-35), when based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The average recorded investment in the December 31, 2009, 2008 and 2007 impaired loans was $25.2 million, $4.3 million and $1.1 million respectively. Interest income recognized during the time within the period that the loans were impaired was $314 thousand for the year ended December 31, 2009. There was no interest income recorded on impaired loans at December 31, 2008 and 2007 as all impaired loans were also classified as non-accrual.

        The non-accrual loan and lease balance was $27.6 million and $10.5 million at December 31, 2009 and 2008 respectively. Loans are generally placed on non-accrual when the loan becomes 90 days delinquent at which time all accrued but unpaid interest is reversed. Interest income is no longer accrued on such assets

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE F—Loans and Leases (Continued)

and any future payments are applied as a reduction in the principal balance of the loan. All non-accrual loans are considered impaired assets and are evaluated individually for required specific reserves. The approximate gross interest income that would have been recorded for the twelve months ending December 31, 2009 if the $27.6 million in non-accrual loans had been current in accordance with their original terms was $1.8 million. The actual amount of interest income included in net income as of December 31, 2009 on these loans was $960 thousand resulting from interest earned prior to the loans being placed on non-accrual status.

        The following table presents additional information about impaired loan and lease balances as of December 31, 2009 and 2008:

	December 31,
	2009		2008
(Dollars in thousands)	Impaired Loan Balance	Associated Allowance	Impaired Loan Balance	Associated Allowance
Commercial loans	$13,269	$1,029	$3,633	$285
Real estate—commercial	12,071	3,637	1,650	126
Real estate—commercial construction	8,786	135	—	—
Real estate—residential	2,601	644	3,876	350
Real estate—residential construction	2,137	874	—	—
Consumer loans	2,596	1,148	1,166	95
Lease financing receivables	167	55	190	—

Total	$41,627	$7,522	$10,515	$856

        In the normal course of business, the Bank makes loans to certain officers, directors, and their related interests. All loan transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as comparable transactions with all other parties. In Management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2009 and 2008 was $22.5 million and $22.0 million, respectively. In 2009 and 2008, principal payments on these loans were $39.0 million and $35.4 million, respectively. In 2009 and 2008, new loans to these individuals and their related interests were $40.0 million and $38.0 million, respectively.

NOTE G—Premises and Equipment

        Premises and equipment are summarized as follows:

(Dollars in thousands)	Useful Lives	2009	2008	2007
Premises	5 - 40 Years	$25,153	$18,078	$16,989
Equipment	1 - 5 Years	29,346	28,577	23,897
Construction in process		88	5,549	1,629

		54,5077	52,204	42,515
Less Accumulated depreciation		(32,038)	(30,128)	(24,955)

		$22,469	$22,076	$17,560

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE G—Premises and Equipment (Continued)

        Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 amounted to $3.6 million, $2.5 million, and $2.5 million, respectively.

        Included in the equipment category above are $4.9 million and $6.0 million as of December 31, 2009 and 2008, respectively related to Corporation owned equipment that is leased to customers. Included in the accumulated depreciation line above was $2.5 million and $3.0 million of accumulated depreciation on these leased assets as of December 31, 2009 and 2008, respectively.

NOTE H—Goodwill

        During the year ended December 31, 2009 the goodwill from the AHB acquisition was finalized to reflect adjustments to the purchase price allocation. The Corporation has two reporting units, Community Banking and Mortgage Banking which is consistent with the Corporation's segment reporting. The full amount of goodwill resulting from the AHB acquisition was allocated to the AHB Mortgage Banking reporting unit. The following shows the prior and current balance of goodwill:

(Dollars in thousands)	Goodwill Balance
December 31, 2008	$5,906
Adjustment to consideration paid(a)	1,600
Other adjustments(b)	573
Impairment charge	(8,079)

December 31, 2009	$—

(a)
During 2009, the Corporation recorded a $1.6 million purchase accounting adjustment related to additional consideration identified for the acquisition. This amount relates to the lump sum payments to former executive officers of AHB in connection with the finalization of the AHB Management Incentive Plan. The full amount of this additional consideration was allocated to goodwill.

(b)
Other adjustments relate to amounts recorded in 2009 to finalize acquisition date valuation estimates of certain assets and liabilities including other real estate owned, deferred rent, expense accruals and deferred tax assets.

NOTE I—Other Real Estate Owned

        Other real estate owned ("OREO") represents property owned by the Bank following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE I—Other Real Estate Owned (Continued)

losses are included in the Corporation's results of operations. The following table summarizes properties held as OREO as of December 31, 2009 and 2008:

(Dollars in thousands)	December 31, 2009	Number of properties	December 31, 2008	Number of properties
Land	$49	1	$—	—
Residential 1 - 4 family	3,643	15	1,872	9

Total	$3,692	16	$1,872	9

NOTE J—Deposits

        At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2010	$322,174
2011	110,194
2012	73,292
2013	4,046
2014	2,838
Thereafter	3,478

$516,022

        In the normal course of business, the Bank holds deposits from certain officers, directors, and their related interests. All deposit transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as comparable transactions with all other parties. The balance of these deposits was $2.0 million and $4.6 million at December 31, 2009 and 2008, respectively.

NOTE K—Borrowings

        The Bank, as a member of the FHLB, maintains several credit facilities secured by the Bank's mortgage-related assets. FHLB borrowings provide additional funds to meet the Bank's liquidity needs. At December 31, 2009, the Bank had borrowings totaling $144.5 million from the FHLB, and currently has a maximum borrowing capacity of $60 million from the FHLB. FHLB borrowings are collateralized by a pledge on certain mortgage loans, other real estate related loans and a lien on the Bank's FHLB stock. The Bank also maintains borrowing facilities with Wachovia Bank, Atlantic Central Bankers' Bank and the Federal Reserve. The borrowing capacity for each of these facilities was $15.0 million, $5.0 million and $159.4 million respectively at December 31, 2009. There were no borrowed amounts outstanding at December 31, 2009 for these facilities.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Borrowings (Continued)

Short Term Borrowings

        Short term borrowings generally have maturities of less than one year. The details of these short term borrowings are as follows:

(Dollars in thousands)	2009	2008
Average balance outstanding	$4,474	$276
Maximum amount outstanding at any month-end during the period	$28,435	$6,000
Balance outstanding at period end	$28,435	$6,000
Weighted-average interest rate during the period	6.51%	0.02%
Weighted-average interest rate at period end	6.51%	3.25%

        On November 20, 2009, the Corporation entered into a loan agreement with Graystone for a non-revolving one year term loan in the principal amount of $4.0 million at an interest rate of 12% in order to refinance $3.0 million of its outstanding debt and for general corporate purposes. On December 28, 2009, Graystone and the Corporation entered into a modification of this loan agreement and related note pursuant to which Graystone increased its loan to the Corporation from $4.0 million to $26.0 million, the increased proceeds of which were used by the Corporation to make a capital contribution to the Bank solely for purposes of enabling the Bank to satisfy the IMCRs. The loan, as modified, is a non-revolving one year term loan bearing interest at the rate of 6% per annum, and is secured by a pledge of all of the common stock of the Bank.

        The loan agreement contains various covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on the Corporation's ability to incur indebtedness, subject to limited exceptions. The principal amount of the loan is due and payable upon the earlier of November 20, 2010 or the Corporation's completion of a capital raising event resulting in proceeds sufficient to both repay the Loan and enable the Bank to meet the previously disclosed additional capital requirements imposed by the Office of the Comptroller of the Currency. The loan is prepayable by the Corporation at any time, subject to a prepayment charge to the Corporation equal to 3% of the principal balance of the loan then outstanding if such prepayment is effected on or before March 31, 2010. It is an event of default under the loan documents if, prior to the later of the date the loan has been repaid in full or November 20, 2010, the Corporation enters into any agreement which would result in a Change in Control, as that term is defined in the Agreement, subject to certain exceptions. Upon such event of default, the Corporation shall pay to Graystone an additional fee of $400 thousand. It is also an event of default if during the term of the loan, the Corporation or the Bank is unable to certify following the end of each month that it meets any applicable regulatory capital requirements to be considered "well capitalized" and to satisfy any additional requirements imposed by regulators. Upon the occurrence of an event of default, Graystone may declare the loan immediately due and payable. Graystone waived the Bank's obligation to maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12% as of December 31, 2009 and March 31, 2010, pursuant to Section 5.07 and Section 5.08(b) of the Loan Agreement. The waiver is conditioned on the Bank maintaining, at all times while the waiver is in effect, a Tier 1 leverage capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. The waiver will automatically terminate upon the earlier of the submission of the Bank's Call Report for the quarter ended June 30, 2010 with the FDIC, or July 30, 2010.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Borrowings (Continued)

        The Corporation also borrowed an aggregate principal amount of $2.4 million during third quarter of 2009 on an unsecured, short-term basis from certain shareholders and directors, with interest payable in each case at 12% per annum. The principal amount of the loans are due and payable upon the earlier of an event of default, the closing of the merger between us and Tower, or March 31, 2011.

FHLB Advances

        At December 31, 2009 and 2008, borrowings from the FHLB totaled $144.5 million and $165.2 million. These borrowings consist of fixed-rate amortizing and non-amortizing borrowings that will mature within one to nine years. The amortizing borrowings had a weighted average interest rate of 5.33%, 5.33%, and 5.31% and the non-amortizing borrowings had a weighted average interest rate of 4.03%, 4.12%, and 4.20% for 2009, 2008 and 2007, respectively.

        As of December 31, 2009, FHLB borrowings mature as follows:

(Dollars in thousands)
2010	$82,299
2011	24,577
2012	25,082
2013	86
2014	10,329
Thereafter	2,089

$144,462

Junior Subordinated Debentures Held by Trusts That Issued Capital Debt

        Subordinate debentures at December 31, 2009 increased to $20.8 million, an increase of $5.3 million compared to $15.5 million at December 31, 2008. In 2009, First Chester County Capital Trust IV ("Trust IV"), a special purpose statutory trust was created expressly for the issuance of $5.2 million of preferred capital securities and $155 thousand of common shares and invested the proceeds in our junior subordinated debentures in a pooled institutional placement transaction. These subordinated debentures and securities are subject to mandatory redemption in the year 2037. The debentures and securities will each be callable by us or Trust IV, as applicable, at their option, five years after the date of issuance. The rate paid on the subordinated debentures and securities issued in 2009 was 12.00%. Based on current interpretations of the banking regulators, these subordinated debentures qualify under the risk-based capital guidelines of the OCC and Federal Reserve as Tier 1 capital, subject to limitations.

        In 2007, Trust III issued $5.0 million (net proceeds of $4.8 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust III, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These subordinated debentures are subject to mandatory redemption in the year 2037. The debentures and securities will each be callable by the Corporation or Trust III, as applicable, at their option, five years after the date of issuance. At December 31, 2009, the rate paid on these subordinated debentures, based on three-month London Inter-bank offering rate ("LIBOR") plus 140 basis points, was 1.66%.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Borrowings (Continued)

        In 2003, Trust II issued $10.0 million (net proceeds of $9.8 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust II, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in subordinated debentures of the Corporation. These subordinated debentures are subject to mandatory redemption in the year 2033. The debentures and securities will each be callable by the Corporation or Trust II, as applicable, at their option, five years after the date of issuance. At December 31, 2009, the rate paid on these subordinated debentures, based on three-month LIBOR plus 295 basis points, was 3.23%.

        In 2002, Trust I issued $5.0 million (net proceeds of $4.8 million) of preferred capital securities in a pooled institutional placement transaction. These securities were issued through Trust I, a special purpose statutory trust created expressly for the issuance of these securities and investing the proceeds in junior subordinated debentures of the Corporation. These securities were redeemed by the Corporation on July 7, 2007, and, accordingly, Trust I was dissolved. The redemption of the debentures was coordinated with the $5.0 million Trust III issuance on June 29, 2007. The new issuance bears an interest rate of 3 month LIBOR plus 140 basis points while the redeemed issuance had an interest rate of 3 month LIBOR plus 365 basis points. The Corporation recorded a $161 thousand charge to interest expense in 2007 for accelerated amortization of issuance costs on the redeemed issuance.

        For 2009, 2008, and 2007, interest expense for Trust I, II, III and IV was $1.0 million, $896 thousand and $1.5 million, respectively, with an average interest rate of 5.23%, 5.79%, 9.35%; respectively.

        In March 2005, the Federal Reserve Board adopted a final rule that continues to allow the inclusion of trust preferred securities in Tier I Capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I Capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II Capital, subject to restriction. Based on the final rule, the Corporation includes all of its $20.2 million in trust preferred securities in Tier I Capital.

NOTE L—Income Taxes

        The components of income tax expense are detailed as follows:

(Dollars in thousands)	2009	2008	2007
Current (benefit) expense	$(5,076)	$2,686	$3,039
Deferred expense (benefit)	4,612	(939)	(108)

Total tax (benefit) expense	$(464)	$1,747	$2,931

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE L—Income Taxes (Continued)

        The income tax provision reconciled to the statutory federal rate follows:

	2009	2008	2007
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax rate from
State income tax	(0.7)	—	—
Tax-exempt loan and investment income	1.5	(6.4)	(3.9)
Tax credits	0.5	(3.5)	(2.8)
Goodwill	(9.1)	—	—
Change in federal valuation allowance	(23.4)	—	—
Other, net	(1.3)	0.2	0.4

Applicable income tax rate	1.5%	24.3%	27.7%

        The net deferred tax asset consists of the following:

(Dollars in thousands)	2009	2008
Allowance for loan and lease losses	$8,227	$3,507
Net operating loss carryforward	1,226	1,575
Unrealized losses on investment securities available-for-sale	257	1,637
Prepaid expenses	(169)	(142)
Accrued pension and deferred compensation	320	235
Depreciation	1,109	875
Net unrealized gain on loans and derivatives	(2,462)	(365)
Mortgage servicing rights	(269)	(81)
Bond accretion	293	285
Allowance for unfunded loans and unused lines of credit	237	151
Valuation allowance	(7,499)	—
Other	1,323	908

Total net deferred tax asset	$2,593	$8,585

        During the fourth quarter of 2009, the Corporation established a valuation allowance of approximately $7.5 million against a portion of its deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for $2.3 million available for carryback claims.

        The Corporation has approximately $480 thousand of low income housing credits available to offset future taxable income. These credits will expire between 2025-2029. The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2009 and 2008. The Corporation and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files separate Pennsylvania tax returns. Additionally, the Corporation files income taxes returns in

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE L—Income Taxes (Continued)

several other jurisdictions. The Corporation and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2006. The Corporation has Federal and State net operating losses of approx $4.0 million that were generated by American Home Bank prior to its acquisition. These net operating losses are subject to limitations under code section 382, of which the calculated annual amount is approximately $683 thousand at December 31, 2009. These losses will begin to expire in 2027.

NOTE M—Stock Based Compensation

        At December 31, 2009, the Corporation currently has one unexpired stock based compensation plan, pursuant to which shares of the Corporation's common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150,000 shares of restricted stock to employees. During 2009, the Corporation granted 54,650 shares valued at $11.35 per share at grant date and 22,500 shares valued at $5.17 per share at grant date, these shares, or a portion thereof, will vest on the third anniversary of the grant subject to certain employment and Company performance requirements. The Corporation also granted 60,000 shares valued at $4.95 per share at grant date, these shares vested immediately. The restricted stock grants are also subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events. A summary of the Corporation's unvested restricted shares is as follows:

(Dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2007	—
Granted	22,900	$21.05
Vested	—	—
Forfeited	(1,500)	$21.05

Unvested at December 31, 2007	21,400	$21.05	$372
Granted	34,500	$17.80
Vested	(7,133)	$21.05
Forfeited	(4,692)	$21.05

Unvested at December 31, 2008	44,075	$18.74	$425
Granted	137,150	$7.54
Vested	(85,150)	$8.02
Forfeited	(41,601)	$14.44

Unvested at December 31, 2009	54,474	$10.57	$503

        The Corporation recorded $681 thousand and $163 thousand of stock based compensation expense related to restricted shares in 2009 and 2008, respectively. The unrecognized stock based compensation expense applicable to future periods was $128 thousand at December 31, 2009.

        The Corporation's ability to issue stock options under the Corporation's 1995 Stock Option Plan has expired. However, outstanding options remain in effect according to their terms. Aggregated information

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE M—Stock Based Compensation (Continued)

regarding the Corporation's Stock Option Plan as well as options assumed in connection with the AHB acquisition as of December 31, 2009 is presented below:

(Dollars in thousands, except per share data) Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	294,855	$14.81	—	$1,828
Granted	—	—	—
Exercised	(79,308)	$13.98	—
Forfeited	(7,239)	$18.56	—
Expired	—	—	—

Outstanding at December 31, 2007	208,308	$15.00	2.61	$496
Acquired via acquisition	147,000	$16.41	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	(57,274)	$16.38	—

Outstanding at December 31, 2008	298,034	$15.43	3.53	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	(67,134)	$14.18	—

Outstanding at December 31, 2009	230,900	$15.79	3.32	$—

        The total intrinsic value (market value on date of exercise less grant price) of options at December 31, 2009 was $0 because all options had an exercise price that was higher than the December 31, 2009 market price. All options outstanding at December 31, 2009 were fully vested. There were no exercises of options during the years ended December 31, 2009 and 2008.

NOTE N—Net (Loss) Income per Share

        The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the Year Ended December 31, 2009
(Dollars in thousands except per share amounts)	Loss	Shares	Per-Share Amount
Net loss per share (Basic):	$(29,628)	6,281,304	$(4.72)
Effect of dilutive securities
Add options to purchase common stock	—	—	—

Net loss per share (Diluted):	$(29,628)	6,281,304	$(4.72)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE N—Net (Loss) Income per Share (Continued)

230,900 shares have been excluded in the computation of 2009 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2009 was $9.23.

	For the Year Ended December 31, 2008
(Dollars in thousands except per share amounts)	Income	Shares	Per-Share Amount
Net income per share (Basic):	$5,457	5,188,171	$1.05
Effect of Dilutive Securities
Add options to purchase common stock	—	12,152	—

Net income per share (Diluted):	$5,457	5,200,323	$1.05

52,429 shares have been excluded in the computation of 2008 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2008 was $9.65.

	For the Year Ended December 31, 2007
(Dollars in thousands except per share amounts)	Income	Shares	Per-Share Amount
Net income per share (Basic):	$7,669	5,160,607	$1.49
Effect of Dilutive Securities
Add options to purchase common stock	—	59,333	(0.02)

Net income per share (Diluted):	$7,669	5,219,940	$1.47

12,817 shares have been excluded in the computation of 2007 diluted EPS because the options' exercise price was greater than the average market price of the common shares. The average market price on December 31, 2007 was $17.38.

NOTE O—Regulatory Matters

Supervisory Actions

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can prompt certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material affect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators involving factors such as the risk weights assigned to assets and what items may be counted as capital. Regulators also have broad discretion to require any institution to maintain higher capital levels than otherwise required by statute or regulation, even institutions that are considered "well-capitalized" under applicable regulations.

        On October 16, 2009, the Board of Directors of the Bank entered into an informal Memorandum of Understanding ("MOU") with the Office of the Comptroller of the Currency (the "OCC"). An MOU with

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE O—Regulatory Matters (Continued)

regulatory authorities is an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order. Under the MOU, the Bank has agreed to address, among other things, the following matters:

  •
  Develop a comprehensive three-year capital plan;

  •
  Take action to protect criticized assets and adopt and implement a program to eliminate the basis of criticism of such assets;

  •
  Establish an effective program that provides for early problem loan identification and a formal plan to proactively manage those assets;

  •
  Review the adequacy of the Bank's information technology activities and Bank Secrecy Act compliance and approve written programs of policies and procedures to provide for compliance; and

  •
  Establish a Compliance Committee of the Board to monitor and coordinate the Bank's adherence to the provisions of the MOU.

        The Board of Directors and Management have initiated corrective actions to comply with the provisions of the MOU.

        Additionally, the Bank has been advised that the OCC established higher minimum capital ratios for the Bank than the capital ratios generally applicable to banks under current regulations. In the case of the Bank, the OCC established higher "individual minimum capital ratios" ("IMCRs") requiring a Tier 1 leverage ratio of at least eight percent (8%), a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%) which the Bank was required to achieve by December 31, 2009. The Corporation's efforts to raise capital prior to the deadline ultimately resulted in the planned merger with Tower Bancorp, which was announced on December 28, 2009.

        For the purpose of satisfying the IMCRs, during December 2009, the Corporation entered into an amendment to our existing loan agreement with Graystone to recapitalize the Bank. As of December 31, 2009, the Corporation borrowed the full $26.0 million available under the credit facility which was contributed to the Bank as Tier 1 capital. Additionally, Graystone purchased $52.5 million in first lien residential real estate and commercial loan participations at a 1.5% discount.

        As set forth below, as of December 31, 2009, the Bank met the IMCR threshold for Tier 1 risk-based capital, but was below the IMCR thresholds for Tier 1 leverage and total risk-based capital. As of March 31, 2010, the Bank met the IMCR thresholds for Tier 1 risk-based capital and total risk-based capital, but was below the IMCR threshold for Tier 1 leverage. The OCC may deem the Bank's noncompliance to be an unsafe and unsound banking practice which may subject the Bank to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE O—Regulatory Matters (Continued)

        The Corporation's and Bank's actual capital levels and ratios as of December 31, 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Individual Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tier 1 Leverage Ratio
Corporation	$76,459	5.71%	$53,522	≥4.00%	N/A	N/A
Bank	$102,617	7.68%	$53,472	≥4.00%	$106,943	≥8.00%
Tier I Capital Ratio
Corporation	$76,459	7.79%	$39,262	≥4.00%	N/A	N/A
Bank	$102,617	10.47%	$39,203	≥4.00%	$98,008	≥10.00%
Total Risk-Based Capital Ratio
Corporation	$89,936	9.16%	$78,525	≥8.00%	N/A	N/A
Bank	$115,035	11.74%	$78,407	≥8.00%	$117,610	≥12.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier 1 Leverage Ratio
Corporation	$96,822	9.87%	$39,253	≥4.00%	N/A	N/A
Bank	$99,320	9.95%	$39,920	≥4.00%	$49,900	≥5.00%
Tier I Capital Ratio
Corporation	$96,822	9.14%	$42,386	≥4.00%	N/A	N/A
Bank	$99,320	9.40%	$42,284	≥4.00%	$63,427	≥6.00%
Total Risk-Based Capital Ratio
Corporation	$107,602	10.15%	$84,772	≥8.00%	N/A	N/A
Bank	$110,123	10.42%	$84,569	≥8.00%	$105,711	≥10.00%

Dividend Restrictions

        The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock, subject to the further limitations that a national bank can pay dividends only to the extent that the payment of such dividends would not cause the Bank to become "undercapitalized" (as defined under federal law). Dividends declared and paid by the Bank in 2009 were $1.4 million.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE O—Regulatory Matters (Continued)

        During the fourth quarter of 2009, the Corporation received notice from the Federal Reserve Board that the Federal Reserve must approve any dividends to be paid by the Corporation in advance of the declaration or payment of the dividend. In efforts to preserve capital, the Corporation reduced its dividend per share of the Corporation's common stock to $0.02 in the fourth quarter 2009 for shareholders of record December 14, 2009 and the Corporation announced during the first quarter 2010 that it will not be paying any dividends prior to the completion of the proposed merger.

Deposit Insurance

        The Bank is subject to deposit insurance assessments by the FDIC. The FDIC's assessment rates have increased significantly in 2009 over 2008 and 2007 due to the Federal Insurance Reform Act of 2005. In 2008, the FDIC adopted rules that increased FDIC premiums significantly for assessment periods beginning in the first quarter of 2009. FDIC insurance expense was $2.4 million, $490 thousand and $87 thousand for the years 2009, 2008 and 2007. In December 2009, the Bank recorded a prepaid FDIC assessment of $5.9 million.

Reserve Balances

        The Bank is required to maintain average reserve balances with the Federal Reserve Bank based upon deposit levels and other factors. The required average amount of those reserve balances was $934 thousand as of December 31, 2009 and $25 thousand as of December 31, 2008.

NOTE P—Fair Value Measurement and Fair Value of Financial Instruments

        ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 clarifies proper fair value determination in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Corporation considered the requirements of ASC 820-10 when estimating fair value.

        ASC 825-10, "Financial Instruments," permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Corporation elected to account for loans held for sale under this election option.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE P—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the classification of the instruments pursuant to the valuation hierarchy, are as follows:

        Securities:    Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities and other securities in less liquid markets.

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

        Mortgage Servicing Rights ("MSRs"):    To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 41.3%, prepayment speeds ranging from 6.0% to 26.2% depending on the stratification of the specific right, and a weighted average default rate of 8.2%. The Corporation records the MSR as a recurring Level 3.

        Derivative instruments:    The fair value of interest rate lock commitments (derivative loan commitments) and forward sales commitments are estimated using a process similar to mortgage loans held for sale. Interest rate lock commitments are recorded as a recurring Level 3. Loan commitments and best efforts commitments are assigned a probability that the related loan will be funded and the commitment will be exercised. The Bank relies on historical "pull-through" percentages in establishing probability. Forward sale commitments are recorded as a recurring Level 2.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE P—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The table below presents the balance of assets and liabilities at December 31, 2009 and 2008, measured at fair value on a recurring basis:

Dollars in thousands December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale:
U.S. Treasury	$20,016	$—	$—	$20,016
U.S. Government agency	—	2,047	—	2,047
U.S. Government agency mortgage-backed securities	—	36,995	—	36,995
CMO—Residential	—	998	—	998
CMO—Commercial	—	808	—	808
State and municipal	—	4,594	—	4,594
Corporate securities	—	5,865	—	5,865
Bank equity securities	3	530	—	533
Other equity securities	—	—	10,842	10,842
Loans held for sale	—	202,757	—	202,757
Mortgage servicing rights	—	—	575	575
Interest rate lock commitments	—	—	1,726	1,726
Liabilities
Mandatory forward sales commitments	—	668	—	668

December 31, 2008
Assets
Investment securities available for sale:
U.S. Government agency	$—	$8,434	$—	$8,434
U.S. Government agency mortgage backed securities	—	56,915	—	56,915
CMO—Residential	—	1,204	—	1,204
CMO—Commercial	—	410	—	410
State and municipal	—	10,401	—	10,401
Corporate securities	—	24,403	—	24,403
Bank equity securities	1,825	144	—	1,969
Other equity securities	—	10,848	—	10,848
Loans held for sale	—	90,940	—	90,940
Mortgage servicing rights	—	—	239	239
Interest rate lock commitments	—	—	412	412
Liabilities
Mandatory forward sales commitments	—	583	—	583
Best efforts forward sales commitments	—	35	—	35

        The aggregate unpaid principal balance of mortgage loans held for sale is $198.2 million at December 31, 2009.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE P—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The table below presents the rollforward of assets that are valued using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Dollars in thousands	Mortgage Servicing Rights	Interest Rate lock Commitments	Investments
Beginning balance	$239	$412	$10,650
Net transferred into level 3	137	1,314	174
Net unrealized gains	199	—	18

Ending Balance	$575	$1,726	$10,842

Assets Measured at Fair Value on a Nonrecurring Basis

        A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed as follows. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

        Loans and leases:    The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with ASC 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral less costs to sell. In accordance with ASC 820-10 impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.

        Goodwill and Other Identifiable Intangibles:    The Corporation employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Based on the December 31, 2009 review, the Corporation recorded a full goodwill impairment charge for the Mortgage Banking segment of $8.1 million.

        Other Real Estate Owned ("OREO"):    OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Fair value is based upon independent market prices, appraised values of the collateral or Management's estimation of the value of the collateral. The Corporation records the foreclosed asset as nonrecurring Level 3.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE P—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The table below presents the asset balance at December 31, 2009, measured at fair value on a nonrecurring basis:

Dollars in thousands	Level 1	Level 2	Level 3	Total
Loans	$—	$—	$34,105	$34,105
Goodwill	$—	$—	$—	$—
OREO	$—	$—	$3,692	$3,692

Disclosures about financial instruments

        The Corporation discloses the estimated fair value of its assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments. However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments (other than certain Investment Securities and Loans Held for Sale) to maturity and to not engage in trading or sales activities. Fair values have been estimated using data that Management considered the best available and estimation methodologies deemed suitable for the pertinent category of financial instrument.

        The methodologies for financial assets and financial liabilities not previously discussed above are:

        Cash and Cash Equivalents:    The carrying amounts of cash and short-term instruments approximate fair value based on the short-term nature of the assets.

        Short-Term Financial Instruments:    The carrying value of short-term financial instruments including cash and due from banks, federal funds sold, interest-bearing deposits in banks and other short-term investments, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities with interest rates that approximate market rates.

        Loans:    The fair value of loans is estimated based upon the present value of the expected payments discounted by market rates of loans similar estimated remaining life and collateral. In addition, estimates for credit risk were incorporated.

        Deposits:    The Corporation estimated the fair values of deposits with no stated maturities (i.e., interest and noninterest-bearing checking accounts, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities.

        FHLB and Other Borrowings:    The fair value of FHLB and other borrowings were based on discounted cash flow calculations using prevailing market interest rates for debt of similar terms at December 31, 2009 and 2008.

        Subordinated Debentures:    At December 31, 2009, the Corporation estimates the fair value of subordinated debentures based on certain assumptions including expected yield to maturity and anticipated cash-flows. At December 31, 2008, the fair value of subordinated debt is estimated to equal the carrying amount.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE P—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The estimated fair values and related carrying or notional amounts or the Corporation's financial instruments are as follows:

	2009		2008
(Dollars in thousands)	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial Assets
Cash and cash equivalents	$146,681	$146,681	$95,150	$95,150
Investment securities available-for-sale	82,698	82,698	114,584	114,584
Loans held for sale	202,757	202,757	90,940	90,940
Gross loans and leases	866,754	901,889	1,042,799	940,083
Due from mortgage investors	—	—	9,036	9,036
Mortgage servicing rights	575	575	239	239
Derivative instruments	2,394	2,394	412	412
Financial Liabilities
Deposits with no stated maturities	594,278	594,278	563,501	563,501
Deposits with stated maturities	518,642	516,022	451,691	451,691
FHLB and other borrowings	175,904	172,897	167,766	171,170
Subordinated debentures	12,410	20,795	15,465	15,465
Derivative instruments	—	—	618	618
Off-Balance-Sheet Investments
Commitments for extended credit and outstanding letters of credit	$431,511	$431,511	$304,229	$304,229

NOTE Q—Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE Q—Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk (Continued)

        Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The contract amounts are as follows:

	December 31,
(Dollars in thousands)	2009	2008
Financial instruments whose contract amounts represent credit risk Commitments to originate mortgage loans	$206,323	$38,073
Unfunded construction loans	31,819	22,096
Unfunded commitments under lines of credit	151,917	237,630
Standby letters of credit and financial guarantees written	41,452	6,430

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

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2009 and 2008, varies up to 100%. Standby letters of credit are collateralized within Management policies. Commercial and standby letters of credit were granted primarily to commercial borrowers.

        A substantial portion all of the Corporation's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Corporation's primary market area, Chester County, Pennsylvania. Investments in state and municipal securities also involve governmental entities within the Corporation's market area. The concentrations of credit by type of loan are set forth in Note F—Loans. Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon Chester County's economy. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

NOTE R—Interest Rate Risk and Derivative Instruments

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE R—Interest Rate Risk and Derivative Instruments (Continued)

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

        Loan commitments related to the origination of mortgage loans that will be held for sale are accounted for as derivative instruments. Such commitments are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the Net gain from mortgage activities line of the Statement of Operations.

        To mitigate the effect of this interest rate risk on both the held for sale loans and interest rate lock commitments, the Bank enters into offsetting derivative contracts, primarily forward loan sale commitments. These forward sales commitments lock in the price for the sale of specific loans or loans to be funded under specific interest rate lock commitments or for a generic group of loans with similar characteristics. Mandatory forward sales commitments are agreements to sell a certain notional amount of loans at a specified future time period at a specified price. The Bank incurs a penalty for failure to follow through with the commitment. Best efforts forward sales commitments also result in direct or indirect financial penalties for failure to follow through if the related loans close. The fair value of forward loan sales commitments that hedge warehouse loans and interest rate lock commitments, as well as interest rate lock commitments themselves, are summarized as follows at December 31, 2009. The fair values of all of these items are recorded on the balance sheet within other assets and other liabilities as these items are financial derivatives. Changes in the fair value of these items are recorded through the Statement of Operations as a component of net gains and fees on the sales of loans.

        Although the purpose of these derivative instruments is to economically hedge certain risks, there are no hedge designations under ASC 815-10.

        The fair value of derivative instruments not designated as hedging instruments under ASC 815-10 at December 31, 2009 are presented in the following table:

	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Location	Fair Value	Notional Value	Balance Sheet Location	Fair Value	Notional Value
Mandatory forward sales commitments	Other assets	$668	66,000	Other Liabilities	$—	$—
Interest rate lock commitments	Other assets	1,726	106,408	Other Liabilities	—	—

        Gains recognized on mandatory forward sales commitments and interest rate lock commitments during 2009 were $662 thousand and $1.3 million respectively and were recorded in net gains and fess on the sales of loans within the Statement of Operations. These derivatives instruments were utilized specifically in the Corporation's mortgage banking operations; as such there were no gains or losses resulting from these instruments prior to the December 31, 2008 acquisition of AHB.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE R—Interest Rate Risk and Derivative Instruments (Continued)

        The fair value of derivative instruments not designated as hedging instruments under ASC 815-10 at December 31, 2008 are presented in the following table:

	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Balance Sheet Location	Fair Value	Notional Value	Balance Sheet Location	Fair Value	Notional Value
Mandatory forward sales commitments	Other assets	$—	$—	Other Liabilities	$(583)	$43,715
Best efforts forward sales commitments	Other assets	—	—	Other Liabilities	(35)	84,282
Interest rate lock commitments	Other assets	412	38,073	Other Liabilities	—	—

NOTE S—Employee Benefit Plans

Qualified

        The Corporation has two qualified deferred salary savings 401(k) plans. The first plan is the First National Bank of Chester County 401(k) Plan, under which the Corporation contributes $0.75 for each $1.00 that an employee contributes, up to the first 5% of the employee's salary. The second plan is the AHB legacy 401(k) plan under which employees are entitled to matching contributions of $1.00 for each $1.00 that an employee contributes, up to the first 3% of the employee's salary. The Corporation's contribution expense was $750 thousand, $381 thousand and $306 thousand in 2009, 2008, and 2007, respectively.

        The Corporation also has a qualified discretionary contribution pension plan (the "QDCP Plan"). Under the QDCP Plan, the Corporation may make annual contributions into the 401(k) Plan on behalf of each eligible participant in an amount equal to 3% of salary up to $30 thousand in salary plus 6% of salary in excess of $30 thousand up to $200 thousand. Contribution expense in 2009, 2008 and 2007 under the QDCP Plan was $0, $500 thousand and $512 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to approval of the Board of Directors.

Non-Qualified

        The Corporation makes contributions to a non-qualified supplemental benefit retirement plan ("SBRP") equal to 3% of the participant's salary. Participation is limited to senior officers of the Bank. Contribution expense for 2009, 2008 and 2007 under the SBRP was $89 thousand, $88 thousand and $85 thousand, respectively. The Corporation may make additional discretionary employer contributions subject to the approval of the Board of Directors.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE T—Commitments, Contingencies and Guarantees

        The following is a schedule by years of future minimum lease payments for the $11.7 million in obligations under leases as of December 31, 2009:

(Dollars in thousands)
2010	$1,869
2011	1,716
2012	1,561
2013	1,460
2014	1,381
Thereafter	3,672

$11,659

        The Corporation leases facilities from a director for which it paid $139 thousand, $308 thousand and $356 thousand during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Reserve for Unfunded Commitments

        The Corporation maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the consolidated balance sheets consistent with ASC 825-10. As of the balance sheet date, the Corporation records estimated losses inherent with unfunded loan commitments in accordance with ASC 450-20, and estimated future obligations under letters of credit in accordance with ASC 460-10. The methodology used to determine the adequacy of this reserve is integrated in the Corporation's process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit as of December 31, 2009 and December 31, 2008 was approximately $669 thousand and $445 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Loan Recourse

        The Corporation sells its residential mortgage loans on a non-recourse basis. The Corporation also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Corporation may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Corporation. If there is no breach of a representation and warranty provision, the Corporation has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Corporation, plus related service released premiums and, unpaid interest and fees, represents the maximum potential exposure related to representations and warranty provisions; however, the Corporation cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty. As of December 31, 2009 and December 31 2008, the

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE T—Commitments, Contingencies and Guarantees (Continued)

Corporation had a liability of $688 thousand and $433 thousand included in other liabilities in the consolidated balance sheets, for probable losses related to the Corporation's recourse exposure.

NOTE U—Segment Reporting

        The Corporation has determined that it has two operating and reporting segments: Community Banking and Mortgage Banking.

        The Corporation's Community Banking segment consists of commercial and consumer lending, commercial deposits, retail banking, as well as Wealth Management. The Community Banking segment is managed as a single strategic unit and provides a full range of banking services and trust services to its customers.

        The Corporation's Mortgage Banking segment operates under the trade name, "American Home Bank, a division of First National Bank of Chester County," and includes the First National Bank of Chester County's legacy mortgage operations. Its principal activities include providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. The Mortgage Banking segment retains the servicing on a portion of the loans that it sells. The Mortgage Banking segment also holds some residential mortgage and residential construction loans for investment. Funding to support the assets is allocated internally, with interest rates on those funds determined by the mix of assets and funding sources available to the Corporation. The Mortgage Banking segment's non-interest expenses also include internal allocations of costs applicable such as audit, insurance fees and Management expenses. The Mortgage Banking segment was formed on December 31, 2008 following the acquisition of American Home Bank, National Association.

        Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the year ended December 31, 2009
(Dollars in thousands)	Community Banking	Mortgage Banking		Consolidated
Total assets	$1,045,549	$331,687		$1,377,236
Net interest income	$34,741	$10,604		$45,345
Provision for loan losses	$31,364	$2,555		$33,919
Total non-interest income	$7,354	$54,354		$61,708
Total non-interest expense	$41,654	$59,714		$101,368
Net (loss)	$(27,430)	$(2,198)	(A)	$(29,628)

(A)
The Mortgage Banking segment's net income for the year ended December 31, 2009, includes an $8.1 million goodwill impairment charge. There was no income tax benefit associated with this charge. See Note H—Goodwill for further discussion of this 2009 impairment charge.

        Prior to the acquisition of American Home Bank at December 31, 2008, the Corporation's operations consisted solely of the Community Banking segment. Accordingly, comparative information for 2008 is not applicable.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE V—Condensed Financial Information—Parent Company Only

        Condensed financial information for First Chester County Corporation (Parent Company only) follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and cash equivalents	$2,379	$747
Investment securities available for sale, at fair value	438	1,849
Investment in subsidiaries	100,590	101,280
Intercompany loan	719	565
Other assets	824	1,321

Total assets	$104,950	$105,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt	$20,795	$15,465
Other short-term borrowings	28,435	6,000
Other liabilities	643	465
Stockholders' equity	55,077	83,832

Total liabilities and stockholders' equity	$104,950	$105,762

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
(Dollars in thousands)	2009	2008	2007
INCOME
Dividends from investment securities	$109	$156	$155
Other income	626	94	291

Total income	735	250	446

EXPENSES
Other expenses	4,819	1,375	1,986

Total expenses	4,819	1,375	1,986

Loss before income taxes	(4,084)	(1,125)	(1,540)
INCOME TAX (BENEFIT)	(1,389)	(383)	(524)

Loss before equity in undistributed income of subsidiaries	(2,695)	(742)	(1,016)
EQUITY IN UNDISTRIBUTED (LOSS) INCOME OF SUBSIDIARIES	(26,933)	6,199	8,685

NET (LOSS) INCOME	$(29,628)	$5,457	$7,669

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE V—Condensed Financial Information—Parent Company Only (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(29,628)	$5,457	$7,669
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Equity in undistributed (loss) income of subsidiary	25,312	(6,199)	(8,685)
(Increase) decrease in other assets	637	483	192
Increase (decrease) in other liabilities	1,333	(90)	(202)

Net cash used in operating activities	(2,346)	(349)	(1,026)

INVESTING ACTIVITIES
Proceeds from sales and maturities of investment securities available for sale	1,574	974	—
Purchases of investment securities available for sale	—	—	(2)
Dividends received from subsidiaries	1,350	3,572	3,975
Investment in subsidiary	(23,750)	(7,500)	—

Net cash (used in) provided by investing activities	(20,826)	(2,954)	3,973

FINANCING ACTIVITIES
Proceeds from increases in short term borrowings	31,435	6,000	—
Repayment of short term borrowings	(9,000)	—	—
Dividends paid	(2,782)	(2,905)	(2,808)
Proceeds from issuance of subordinated debt	5,330	—	5,155
Repayment of subordinated debt	—	—	(5,155)
Net increase (decrease) in treasury stock transactions	(179)	225	(501)
Share based compensation tax benefit	—	—	91

Net cash provided by (used in) financing activities	24,804	3,320	(3,218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,632	17	(271)
Cash and cash equivalents at beginning of year	747	730	1,001

Cash and cash equivalents at end of year	$2,379	$747	$730

NOTE W—Quarterly Financial Data (UNAUDITED)

Fourth Quarter 2009 Results (Unaudited)

        Net loss for the fourth quarter of 2009 was ($26.4) million, or ($4.19) per diluted share, as compared to net income of $1.3 million or $0.25 per diluted share for the fourth quarter of 2008.

        During the fourth quarter of 2009, the provision for loan losses was $16.2 million, compared to $682 thousand in the fourth quarter of 2008. The increase in the provision for loan can be attributed to uncertainty in the economic environment, increased trends in delinquency, non-accruals, and other impaired loans, as well as depreciated values of collateral supporting such loans. Charge-offs increased due

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE W—Quarterly Financial Data (UNAUDITED) (Continued)

to diminished operating cash flows of our borrowers. As a result of these continued distressed economic conditions, the Corporation has provided for higher provision levels in anticipation of increased levels of troubled credits and ongoing stress on our portfolio.

        During the fourth quarter of 2009, the provision for loan and lease losses was $16.2 million and net charge-offs were $16.6 million resulting in a decrease in the allowance for loan and lease losses at December 31, 2009 of $300 thousand to $23.2 million compared to $23.5 million at September 30, 2009. This linked quarter decrease can be attributed primarily to a decrease in outstanding loans of $55.6 million largely due to the $52.5 million loan participation with Tower executed on December 27, 2009. Due to the significant fourth quarter charge-offs, the ratio of the allowance for loan and lease losses to non-performing loans decreased from 63.0% at September 30, 2009 to 55.1% at December 31, 2009.

        Net interest income on a tax-equivalent basis in the fourth quarter 2009 rose 39.5% as compared to the same period in the prior year, largely due to the addition of American Home Bank as of December 31, 2008. The net interest margin increased to 3.65% in the fourth quarter of 2009 compared to 3.57% for the same period in 2008. The net interest margin rose as a 56 basis point decrease in the yield on average earning assets of $1.3 billion was more than offset by a 73 basis point decrease in the cost of interest bearing liabilities of $1.1 billion.

        Non interest income of $14.8 million for the fourth quarter of 2009 increased significantly as compared to $2.6 million in the fourth quarter of 2008. Driving this increase was net gains from mortgage banking activity and loan serving fees which increased $13.3 million in total and is directly related to the acquisition of AHB on December 31, 2008. Gains on investment securities increased $814 thousand over the prior year quarter. Offsetting these increases was a $1.3 million reserve recorded against a receivable which resulted from a 2008 BOLI policy surrender.

        Non interest expense increased $26.0 million for the fourth quarter of 2009 over the same period in the prior year. Salaries and benefits expense increased $11.0 million due to higher staffing levels resulting from the AHB acquisition. Professional services expenses increased $2.9 million and occupancy expenses increased $1.8 million both over the prior year period due to the AHB acquisition. In addition, the Bank recorded a goodwill impairment charge of $8.1 million relating to the Mortgage Banking segment.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE W—Quarterly Financial Data (UNAUDITED) (Continued)

        A summary of the unaudited quarterly results of operations is as follows:

2009 (Dollars in thousands, except per share)	December 31	September 30	June 30	March 31
Interest income	$16,797	$17,200	$17,475	$16,307
Interest expense	5,135	5,366	5,752	6,181

Net interest income	11,662	11,834	11,723	10,126
Net (loss) income	$(26,442)	$(6,444)	$(62)	$3,320
Net (loss) income per share (Basic)	$(4.19)	$(1.02)	$(0.01)	$0.53
Net (loss) income per share (Diluted)	$(4.19)	$(1.02)	$(0.01)	$0.53
2008
(Dollars in thousands, except per share)
Interest income	$13,559	$13,876	$13,796	$14,077
Interest expense	5,253	5,326	5,647	6,199

Net interest income	8,306	8,550	8,149	7,878
Net income	$1,288	$807	$1,842	$1,520
Net income per share (Basic)	$0.25	$0.16	$0.36	$0.29
Net Income per share (Diluted)	$0.25	$0.16	$0.35	$0.29

NOTE X—Related Party Transactions

        During 2005, the Bank entered into a ten year lease of real property (with renewal options) with B.K. Campbell, Inc., of which one of our directors, Brian Campbell, is the sole owner. The lease agreement covers real estate in Oxford, PA where the Bank has a branch office. The agreement calls for the Bank to pay B.K. Campbell, Inc. a monthly rent of $15,195, subject to periodic adjustment. During 2007, the Bank entered into a ten year lease of real property (with renewal options) with Beiler Campbell, Inc., of which Brian Campbell is a 50% owner. The lease agreement covers real estate in Kennett Square, PA where the Bank opened a new branch office in January 2008. The agreement calls for the Bank to pay Beiler Campbell, Inc., a monthly rent of $10,000, subject to periodic adjustment.

        Beginning in March 2009, The Elite Group, LLC began to provide health and welfare consulting services and served as broker of record for the Bank with respect to certain insurance. The Elite Group, LLC also provided human resource support along with payroll processing. In consideration for performance of the foregoing services, The Elite Group, LLC was paid the aggregate sum of $224,083. Our director, Matthew S. Naylor owns 45% of The Elite Group, LLC. The contract between The Elite Group, LLC and the Bank was terminated in December 2009.

        As further described in Note K, we have also entered into loan agreements with certain directors and shareholders, under which we borrowed an aggregate principal amount of $2.4 million at an interest rate of 12%. The principal amount of the loans are due and payable upon the earlier of an event of default, the closing of the merger between us and Tower, or March 31, 2011.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE Y—Subsequent Events

        On March 4, 2010, the Corporation and Tower Bancorp, Inc., entered into the First Amendment to Agreement and Plan of Merger (the "Amendment"), which amends that certain Agreement and Plan of Merger dated December 27, 2009 between the Corporation and Tower. The Amendment provides for the merger of the Bank with and into Graystone, with Graystone as the surviving institution (the "Bank Merger"). Graystone and the Bank entered into a Bank Plan of Merger on March 4, 2010. The Amendment additionally provides for the potential sale of the American Home Bank Division (the Corporation's Mortgage Banking segment) at or prior to the consummation of the Merger. The Corporation has engaged a financial advisor to assist in the sale of the American Home Bank Division. In accordance with the applicable accounting guidance, at March 31, 2010 and for all future comparable periods, the Corporation will report the Mortgage Banking segment as discontinued operations.

        On March 4, 2010, as required by the Amendment, the Corporation and Tower entered into a Loan Agreement, which provides for a credit facility of up to $2 million permitting draws thereunder from time to time by the Corporation for the purpose of contributing additional capital to the Bank in the event that, as a result of the attempt to sell the AHB Division, the actual sale thereof, or the effects on the Bank of such sale, the Bank's regulatory capital ratios, as reported in the Bank's quarterly call report, fall below the minimum regulatory capital ratios applicable to the Bank, unless the Bank's regulator indicates that it will not take immediate action to enforce such minimum levels prior to consummation of the Merger. The obligations of the Corporation under the credit agreement are secured by a second lien in favor of Tower of all of the common stock of the Bank which secures the obligations of the Corporation to Graystone under that certain Loan Agreement dated November 20, 2009, as amended, between the Corporation and Graystone. Aggregate draws under the credit facility shall be limited to an amount equal to the amount of additional capital required for purposes of satisfying the capital ratios applicable to the Bank at the time of the draw.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHESTER COUNTY CORPORATION
By:	/s/ JOHN A. FEATHERMAN, III John A. Featherman, III, Chief Executive Officer and Chairman of the Board
Date: July 26, 2010

        Know all men by these presents, that each person whose signature appears below constitutes and appoints John A. Featherman, III as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on July 26, 2010.

Signature	Title

/s/ JOHN A. FEATHERMAN, III John A. Featherman, III	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)
/s/ ERIC A. SEGAL Eric A. Segal	Interim Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ M. ROBERT CLARKE M. Robert Clarke	Director
/s/ CLIFFORD E. DEBAPTISTE Clifford E. DeBaptiste	Director
/s/ JOHN S. HALSTED John S. Halsted	Director
/s/ J. CAROL HANSON J. Carol Hanson	Director

Signature	Title

/s/ LYNN JOHNSON-PORTER Lynn Johnson-Porter	Director
/s/ EDWARD A. LEO Edward A. Leo	Director
/s/ DAVID L. PEIRCE David L. Peirce	Director
/s/ JOHN B. WALDRON John B. Waldron	Director
/s/ BRIAN K. CAMPBELL Brian K. Campbell	Director
/s/ MATTHEW S. NAYLOR Matthew S. Naylor	Director

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger, dated as of September 18, 2008, among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association with Schedules and Annexes thereto. (Incorporated herein by reference to Annex A of First Chester County Corporation's Registration Statement on Form S-4/A, filed October 30, 2008 (SEC File No. 333-154273)).

2.2	Amendment to Agreement and Plan of Merger, dated as of October 14, 2008, among First Chester County Corporation, First National Bank of Chester County and American Home Bank, National Association. (Incorporated herein by reference to Annex A of First Chester County Corporation's Registration Statement on Form S-4/A, filed October 30, 2008 (SEC File No. 333-154273)).

2.3	Agreement and Plan of Merger, dated as of December 27, 2009, by and between First Chester County Corporation and Tower Bancorp, Inc. (Incorporated herein by reference to Exhibit 2.1 of First Chester County Corporation's Current Report on Form 8-K, filed on December 28, 2009).

2.4	First Amendment to Agreement and Plan of Merger, dated March 4, 2010, by and between First Chester County Corporation and Tower Bancorp, Inc. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Current Report on Form 8-K filed on March 9, 2010).

2.5	Bank Plan of Merger, dated March 4, 2010, by and between the First National Bank of Chester County and Graystone Tower Bank. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Current Report on Form 8-K filed on March 9, 2010).

3.1	Amended Articles of Incorporation of First Chester County Corporation. (Incorporated herein by reference to Exhibit 3(i) to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.2	Bylaws of First Chester County Corporation, as amended. (Incorporated herein by reference to Exhibit 3(ii) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).

4.1	Junior Subordinated Indenture, dated as of April 28, 2009, by and between First Chester County Corporation and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.1 of First Chester County Corporation's Current Report on Form 8-K filed on May 4, 2009).

4.2	Form of Debenture of First Chester County Corporation. (Incorporated herein by reference to Section 2.1 of Exhibit 4.1 of First Chester County Corporation's Current Report on Form 8-K filed on May 4, 2009).

4.3	Amended and Restated Trust Agreement, dated as of April 24, 2009, by and among First Chester County Corporation, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the Administrative Trustees named therein. (Incorporated herein by reference to Exhibit 4.3 of First Chester County Corporation's Current Report on Form 8-K filed on May 4, 2009).

4.4	Form of Trust Preferred Security. (Incorporated herein by reference Exhibit C to Exhibit 4.3 of First Chester County Corporation's Current Report on Form 8-K filed on May 4, 2009).

4.5	Guarantee Agreement, dated as of April 28, 2009, by and between First Chester County Corporation and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 4.5 of First Chester County Corporation's Current Report on Form 8-K filed on May 4, 2009).

10.1	Employment Agreement, dated as of June 27, 2008, by and between First Chester County Corporation and First National Bank of Chester County and John A. Featherman, Chairman and Chief Executive Officer. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).(CP)

10.2	Amendment to the Employment Agreement among First Chester County Corporation, First National Bank of Chester County and John A. Featherman, III, dated as of December 23, 2008. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Form 8-K, dated February 17, 2009.)(CP)

The form of this amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with amendments to the following agreements:

Agreement	Date of Agreement	Executive	Date of Amendment
Employment Agreement(CP)	June 27, 2008	Kevin C. Quinn President	December 23, 2008
Employment Agreement(CP)	September 18, 2008	James M. Deitch Managing Director of the AHB Division of the Bank	December 31, 2008
Employment Agreement(CP)	September 18, 2008	Anna Ruth Smith President of the AHB Division of the Bank	December 31, 2008
Change of Control Agreement(CP)	June 3, 2005	John Balzarini Chief Financial Officer	December 23, 2008
Change of Control Agreement(CP)	June 10, 2005	Michelle Venema EVP—Business Banking	December 24, 2008
Separation Benefits Agreement(CP)	October 2, 2006	Clay T. Henry EVP—Wealth Management Division	December 24, 2008

10.3	Employment Agreement, dated as of June 27, 2008, by and between First Chester County Corporation and First National Bank of Chester County and Kevin C. Quinn, President. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).(CP)

10.4	Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and James M. Deitch. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Form 8-K, dated September 18, 2008).(CP)

10.5	[Reserved]

10.6	Employment Agreement, dated September 18, 2008, by and between First Chester County Corporation, First National Bank of Chester County and Anna Ruth Smith. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Form 8-K, dated September 18, 2008).(CP)

10.7	Change of Control Agreement between First National Bank of Chester County and John Balzarini, dated June 3, 2005. (Incorporated herein by reference to Exhibit 10.6 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).(CP)

10.8	Change of Control Agreement between First National Bank of Chester County and Michelle Venema, dated June 10, 2005. (Incorporated herein by reference to Exhibit 10.8 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).(CP)

10.9	Separation Benefits Agreement, dated as of October 2, 2006, by and between First National Bank of Chester County and Clay T. Henry. (Incorporated herein by reference to Exhibit 10(bb) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006).(CP)

10.10	Change of Control Agreement between First National Bank of Chester County and Karen Walter, dated May 6, 2005. (Incorporated herein by reference to Exhibit 10.4 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).(CP)

10.11	Amendment to the Change of Control Agreement among First National Bank of Chester County and Karen Walter, dated as of December 30, 2008. (Incorporated herein by reference to Exhibit 10.10 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)(CP)

The form of this amendment is substantially identical in all material respects (except as to the parties thereto, the dates of execution and other details) with amendments to the following agreements:

Agreement	Date of Agreement	Executive	Date of Amendment
Change of Control Agreement(CP)	May 25, 2005	Anthony Poluch EVP—Business Development of FNB	December 30, 2008
Change of Control Agreement(CP)	June 7, 2007	Sheri Ashman EVP—Marketing of FNB	December 23, 2008
Change of Control Agreement(CP)	March 28, 2006	Michael Steinberger SVP—FNB	December 31, 2008
Change of Control Agreement(CP)	June 19, 2006	Andrew Stump SVP—Commercial Lending	December 31, 2008

10.12	Change of Control Agreement between First National Bank of Chester County and Anthony Poluch, dated May 25, 2005. (Incorporated herein by reference to Exhibit 10.9 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).(CP)

10.13	Change of Control Agreement between First National Bank of Chester County and Sheri Ashman, dated June 7, 2007. (Incorporated herein by reference to Exhibit 10(ee) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).(CP)

10.14	Change of Control Agreement between First National Bank of Chester County and Michael Steinberger, dated March 28, 2006. (Incorporated herein by reference to Exhibit 10.14 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)(CP)

10.15	Change of Control Agreement between First National Bank of Chester County and Andrew Stump, dated June 19, 2006. (Incorporated herein by reference to Exhibit 10.15 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)(CP)

10.16	[Reserved]

10.17	Support Agreement, dated September 18, 2008, by and between First Chester County Corporation and Franklin Financial Services Corporation. (Incorporated herein by reference to Exhibit 10.3 to First Chester County Corporation's Form 8-K, dated September 18, 2008).

10.18	First Chester County Corporation's Dividend Reinvestment and Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's registration statement on Form S-3, filed August 7, 2003 (SEC File No. 333-107739)).

10.19	First Chester County Corporation's Amended and Restated Stock Bonus Plan. (Incorporated herein by reference to Exhibit 10 to First Chester County Corporation's registration statement on Form S-8, filed August 12, 1997 (SEC File No. 333-33411)).(CP)

10.20	First National Bank of Chester County's Amended and Restated Supplemental Benefit Retirement Plan, effective date January 1, 2005. (Incorporated herein by reference to Exhibit 10(f) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006).(CP)

10.21	First National Bank of Chester County's Amendment to the Amended and Restated Supplemental Benefit Retirement Plan, effective date June 19, 2008. (Incorporated herein by reference to Exhibit 10.21 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)(CP)

10.22	First Chester County Corporation's Amended and Restated 1995 Stock Option Plan. (Incorporated herein by reference to an appendix to First Chester County Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders).(CP)

10.23	First Chester County Corporation's Form of Stock Option Agreement for Directors. (Incorporated herein by reference to Exhibit 10(j) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2004).(CP)

10.24	First Chester County Corporation's Form of Stock Option Agreement for Executive Officers. (Incorporated herein by reference to Exhibit 10(k) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2004).(CP)

10.25	First Chester County Corporation's 2005 Restricted Stock Plan. (Incorporated herein by reference to Appendix A to First Chester County Corporation's 2005 Proxy Statement filed March 17, 2005).(CP)

10.26	First Chester County Corporation's Form of Restricted Stock Award Agreement used for grants of restricted stock on March 8, 2007. (Incorporated herein by reference to Exhibit 10(k) to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006).(CP)

10.27	First Chester County Corporation's Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).(CP)

10.28	Amendment to First Chester County Corporation's Form of Restricted Stock Awards Agreement used for grants of restricted stock on February 7, 2008. (Incorporated herein by reference to Exhibit 10.28 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)(CP)

10.29	First Chester County Corporation's Amended and Restated Executive Incentive Plan, as amended June 19, 2008, for the year ended December 31, 2008. (Incorporated herein by reference to Exhibit 10.30 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)(CP)

10.30	Amendment to First Chester County Corporation's Executive Incentive Plan as of December 10, 2008. (Incorporated herein by reference to Exhibit 10.31 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)(CP)

10.31	First Chester County Corporation's 2009 Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.32	First Chester County Corporation's 2009 Long Term Executive Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.33	Lease Agreement, dated as of March 28, 2005, by and between First National Bank of Chester County and B.K. Campbell, Inc. (an affiliate of Brian Campbell, a Director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.34	Joint Marketing Agreement, dated as of July 1, 2005, by and between First National Bank of Chester County, First National Wealth Advisory Services and the Elite Group, LLC (an affiliate of Matthew Naylor, a Director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.35	Lease Agreement, dated as of May 1, 2007, by and between First National Bank of Chester County and Beiler-Campbell Inc. (an affiliate of Brian Campbell, a director of First Chester County Corporation). (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.36	Sale Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FTN Ramp, LLC. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.37	Lease Agreement, dated as of September 28, 2007, by and between First National Bank of Chester County and FI Properties Pool I LP. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.38	American Home Bank, National Association Stock Option Plan. (Incorporated herein by reference to Exhibit 10.37 to the First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.39	Form of Stock Option Agreement issued under American Home Bank, National Association Stock Option Plan. (Incorporated herein by reference to Exhibit 10.36 to First Chester County Corporation's Registration Statement on Form S-4, filed October 15, 2008 (SEC File No. 333-154273)).

10.40	Loan Agreement, dated November 20, 2009, by and between First Chester County Corporation and Graystone Tower Bank. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Current Report on Form 8-K filed on November 25, 2009).

10.41	Promissory Note, dated November 20, 2009, by First Chester County Corporation to and in favor of Graystone Tower Bank. (Incorporated herein by reference to Exhibit 10.2 to First Chester County Corporation's Current Report on Form 8-K filed on November 25, 2009).

10.42	Stock Pledge Agreement, dated November 20, 2009, by and between First Chester County Corporation and Graystone Tower Bank. (Incorporated herein by reference to Exhibit 10.3 to First Chester County Corporation's Current Report on Form 8-K filed on November 25, 2009).

10.43	Participation Agreement by and between First National Bank of Chester County and Graystone Tower Bank. (Incorporated herein by reference to Exhibit C of Exhibit 2.1 of First Chester County Corporation's Current Report on Form 8-K filed on December 28, 2009).

10.44		Loan and Note Modification Agreement, dated December 28, 2009, by and between First Chester County Corporation and Graystone Tower Bank. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Current Report on Form 8-K filed on December 28, 2009).

10.45		Loan Agreement, by and between First Chester County Corporation and Tower Bancorp, Inc, dated March 4, 2010. (Incorporated herein by reference to Exhibit 10.3 to First Chester County Corporation's Current Report on Form 8-K filed on March 9, 2010).

10.46	*	Change of Control, Non-Disclosure and Non-Compete Agreement, dated August 10, 2009, by and between First National Bank of Chester County and Sheryl S. Vittitoe.

10.47		Agreement to Finalize the American Home Bank Management Incentive Plan, dated May 4, 2009, effective as of December 31, 2008, by and among First Chester County Corporation, First National Bank of Chester County, James M. Deitch and Anna Ruth Smith. (Incorporated herein by reference to Exhibit 10.3 to First Chester County Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009).

10.48		Limited Waiver, dated May 5, 2010, by and between First Chester County Corporation and Graystone Tower Bank. (Incorporated herein by reference to Exhibit 10.1 to First Chester County Corporation's Current Report on Form 8-K filed on May 6, 2010).

10.49	*	Amendment to Limited Waiver, dated July 26, 2010, by and between First Chester County Corporation and Graystone Tower Bank.

14.1		First Chester County Corporation's Code of Conduct (Ethics) (Incorporated herein by reference to Exhibit 14 to First Chester County Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.)

21.1	*	Subsidiaries of First Chester County Corporation.

23.1	*	Consent of Grant Thornton LLP, dated July 26, 2010.

31.1	*	Certification of Chief Executive Officer.

31.2	*	Certification of Chief Financial Officer.

32.1	*	Certification of Chief Executive Officer.

32.2	*	Certification of Chief Financial Officer.

*
Filed herein

CP—Management contracts or compensatory plans, contracts or arrangements