Form 10-Q
period 2010-03-31
FIRST CHESTER COUNTY CORP
filed 2010-08-11
CIK 744126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of Common Stock of the registrant as of July 30, 2010 was 6,318,611.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in this Quarterly Report on Form 10-Q.

i

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$16,866	$20,853
Federal funds sold and other overnight investments	1,062	1,721
Interest bearing deposits	189,534	124,107
Total cash and cash equivalents	207,462	146,681

Investment securities available-for-sale, at fair value	65,296	82,698

Loans and leases	884,269	901,889
Less: allowance for loan and lease losses	(22,464)	(23,217)
Net loans and leases	861,805	878,672

Premises and equipment, net	19,799	20,513
Deferred tax asset, net	2,325	2,593
Bank owned life insurance	1,492	1,474
Other real estate owned	2,918	3,692
Other assets	22,296	32,560
Discontinued assets (see Note 6):
Mortgage loans and related derivative instruments	106,311	205,150
Other discontinued assets held for sale	3,261	3,203
Total assets	$1,292,965	$1,377,236
LIABILITIES
Deposits
Non-interest-bearing	$153,601	$155,647
Interest-bearing (including certificates of deposit over $100 thousand of $207,762 and $250,757 at March 31, 2010 and December 31, 2009, respectively)	919,239	954,653
Total deposits	1,072,840	1,110,300
Federal Home Loan Bank advances and other borrowings	130,254	172,897
Subordinated debentures	20,795	20,795
Other liabilities	11,031	13,097
Discontinued liabilities (see Note 6)	3,174	3,245
Total liabilities	1,238,094	1,320,334

EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; Outstanding, 6,354,475 at March 31, 2010 and December 31, 2009	6,354	6,354
Additional paid-in capital	23,714	23,678
Retained earnings	23,952	25,753
Accumulated other comprehensive income (loss)	29	(499)
Treasury stock, at cost: 28,945 shares and 13,702 shares at March 31, 2010 and December 31, 2009, respectively	(366)	(209)
Total First Chester County Corporation stockholders’ equity	53,683	55,077
Non-controlling interests	1,188	1,825
Total equity	54,871	56,902

Total liabilities and equity	$1,292,965	$1,377,236

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands - except per share)	2010	2009
INTEREST INCOME
Loans and leases, including fees	$12,371	$13,209
Investment securities	430	1,230
Federal funds sold and deposits in banks	121	23
Total interest income	12,922	14,462

INTEREST EXPENSE
Deposits	2,941	3,868
Subordinated debt	271	174
Federal Home Loan Bank and other borrowings	1,435	1,459
Total interest expense	4,647	5,501

Net interest income	8,275	8,961

Provision for loan and lease losses	266	1,387
Net interest income after provision for loan and lease losses	8,009	7,574

NON-INTEREST INCOME
Wealth management and advisory services	888	918
Service charges on deposit accounts	586	632
Losses on sales of investment securities, net	—	(88)
Operating lease rental income	257	340
Net (loss) gains on sales of fixed assets and OREO	(48)	46
Bank owned life insurance	18	13
Write-down of other real estate owned	(1,333)	—
Other	645	533

Total non-interest income	1,013	2,394

NON-INTEREST EXPENSE
Salaries and employee benefits	3,582	5,233
Occupancy, equipment and data processing	1,753	1,776
Depreciation expense on operating leases	208	280
FDIC deposit insurance	670	413
Bank shares tax	239	234
Professional services	1,814	576
Marketing	225	174
Other real estate expense	61	5
Communications expense	191	211
Other	883	866

Total non-interest expense	9,626	9,768

(Loss) income from continuing operations before income taxes	(604)	200

INCOME TAXES	—	61

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	$(604)	$139

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of taxes of $0 and $1,210 (see Note 6)	(999)	3,349
Less: Net income attributable to non-controlling interest	198	168
Net (loss) income attributable to discontinued operations	(1,197)	3,181

NET (LOSS) INCOME ATTRIBUTABLE TO FIRST CHESTER COUNTY CORPORATION	$(1,801)	$3,320

PER SHARE DATA
Net (loss) income per share from continuing operations (Basic)	$(0.10)	$0.02
Net (loss) income per share from continuing operations (Diluted)	$(0.10)	$0.02

Net (loss) income per share from discontinued operations (Basic)	$(0.19)	$0.51
Net (loss) income per share from discontinued operations (Diluted)	$(0.19)	$0.51

Net (loss) income per share attributable to First Chester County Corporation (Basic)	$(0.28)	$0.53
Net (loss) income per share attributable to First Chester County Corporation (Diluted)	$(0.28)	$0.53

Dividends declared	$—	$0.14

Basic weighted average shares outstanding	6,336,434	6,242,252
Diluted weighted average shares outstanding	6,336,434	6,242,252

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
OPERATING ACTIVITIES
Net (loss) income attributable to First Chester County Corporation	$(1,801)	$3,320
Net income attributable to non-controlling interest	198	168
Net (loss) income including non-controlling interest	$(1,603)	$3,488
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	857	904
Provision for loan and lease losses	266	1,387
Amortization of investment security premiums and accretion of discounts, net	141	78
Amortization of deferred loan fees	(717)	28
Losses on sales of investment securities available for sale, net	—	88
Net loss (gain) from sale of fixed assets and OREO	48	(46)
Write-down of other real estate owned	1,333	—
Net gain from mortgage banking activities	(9,891)	(11,966)
Proceeds from the sale of mortgage loans held for sale	479,207	527,376
Origination of mortgage loans held for sale	(369,836)	(602,845)
Net cash paid for the settlement of derivative contracts	(129)	(981)
Stock-based compensation expense	36	41
Decrease (increase) in other assets	8,223	(1,378)
(Decrease) increase in other liabilities	(2,136)	5,704

Net cash provided by (used in) operating activities	105,799	(78,122)

INVESTING ACTIVITIES
Net decrease (increase) in loans	17,318	(535)
Proceeds from sales of investment securities available-for-sale	—	11,807
Proceeds from maturities prepayments and calls of investment securities available-for-sale	18,807	2,952
Purchases of investment securities available-for-sale	(745)	(731)
Proceeds from the sale of OREO	476	—
Purchase of premises and equipment	(13)	(2,447)
Proceeds from the sale of premises and equipment	37	—

Net cash provided by investing activities	35,880	11,046

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	(637)	45
Decrease in short term Federal Home Loan Bank and other short term borrowings	—	(1,000)
Increase in long term Federal Home Loan Bank and other borrowings	—	15,000
Repayment of long term Federal Home Loan Bank and other borrowings	(42,643)	(20,172)
Net (decrease) increase in deposits	(37,460)	34,131
Cash dividends paid	—	(900)
Net treasury stock transactions	(158)	65

Net cash (used in) provided by financing activities	(80,898)	27,169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,781	(39,907)

Cash and cash equivalents at beginning of period	146,681	95,150

Cash and cash equivalents at end of period	$207,462	$55,243

Supplementary cash flow information:
Interest paid	$5,415	$6,300
Income taxes paid	$—	$50
Loans transferred to other real estate owned	$1,137	$322

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid -in	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling	Total	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Income/(loss)	Stock	Interest	Equity	Income

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	$1,485	$85,317

Cumulative effect adjustment under ASC 860-50	—	—	—	240	—	—	—	240
Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(123)	(123)
Net income	—	—	—	3,320	—	—	168	3,488	3,488
Cash dividends declared	—	—	—	(875)	—	—	—	(875)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized losses on investment securities available-for-sale	—	—	—	—	(404)	—	—	(404)	(404)
Treasury stock transactions	—	—	(153)	—	—	218	—	65	—
Stock based compensation	—	—	41	—	—	—	—	41	—
Total comprehensive income									$3,084

Balance March 31, 2009	6,331,975	$6,332	$24,596	$60,584	$(3,696)	$(1,597)	$1,530	$87,749

Balance January 1, 2010	6,354,475	6,354	23,678	25,753	(499)	(209)	1,825	56,902

Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(835)	(835)
Net (loss) income	—	—	—	(1,801)	—	—	198	(1,603)	(1,603)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized gains on investment securities Available-for-sale	—	—	—	—	528		—	528	528
Treasury stock transactions	—	—	—	—	—	(157)	—	(157)
Share based compensation	—	—	36	—	—	—	—	36
Total comprehensive loss									$(1,075)

Balance March 31, 2010	6,354,475	$6,354	$23,714	$23,952	$29	$(366)	$1,188	$54,871

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Summary of Significant Accounting Policies

Basis of presentation

The foregoing unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.  Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 Annual Report”).

Prior to January 1, 2010, our business was conducted through two primary segments, community banking and mortgage banking.  During the first quarter 2010, we announced the potential sale of our American Home Bank (“AHB”) mortgage banking segment.  Accordingly, the mortgage banking operations related to this segment have been reclassified, and are now presented as discontinued operations in the consolidated statements of operations.  Certain assets and liabilities of this former segment are presented as discontinued assets held for sale.  The statements of cash flows are presented on a consolidated basis, including both continuing and discontinued operations.  The notes to the consolidated financial statements have been adjusted to exclude discontinued operations unless otherwise noted.  Footnote segment disclosures are not and will no longer be provided.  Refer to Note 6 of the accompanying consolidated financial statements for information related to discontinued operations.

The consolidated financial statements include the accounts of First Chester County Corporation (“First Chester” or “Corporation”)  and First National Bank of Chester County (the “Bank”).  All material intercompany balances and transactions have been eliminated in consolidation.

2.              Going Concern

The Corporation’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Corporation’s financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed in this report, a substantial doubt exists regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As further described in Note 5, on October 16, 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of the Comptroller of the Currency (“OCC”). The OCC also mandated higher individual minimum capital ratios (“IMCRs”), which the Bank was required to achieve by December 31, 2009. Continued operations may depend on the Corporation’s ability to comply with the terms of the MOU, the IMCRs and the closing of the pending merger with Tower Bancorp, Inc. (“Tower”). For the year ended December 31, 2009, the Corporation has incurred a net loss from operations, primarily from the higher provisions for loan losses due to increased levels of non-performing assets, the write-off of goodwill and the establishment of a valuation allowance on the deferred tax assets. Our efforts to raise capital to comply with the IMCRs prior to the deadline ultimately resulted in the planned merger with Tower, as described in Note 3 below, which was announced on December 28, 2009. In addition, in efforts to conserve capital, we elected to reduce and subsequently suspend our cash dividends on our common stock beginning with the third quarter of 2009. However, despite the above efforts, as of March 31, 2010 and December 31, 2009, the Bank was below certain IMCR thresholds, as further discussed in Note 5.

Management and the board of directors are committed to the planned merger with Tower. However, if the announced merger were not to occur, then Management would seek to recapitalize the Bank by finding another merger partner or by raising additional capital in the public or private markets. The Corporation is completing a

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

regular planning cycle for 2011, which includes, among other things, updating the Corporation’s strategic business plan and creating detailed operating and marketing plans for the Bank as an independent company.

3.            Pending Merger

On December 27, 2009, the Corporation entered into a definitive merger agreement, as amended on March 4, 2010 (the “Merger Agreement”), with Tower, the holding company for Graystone Tower Bank (“Graystone”), pursuant to which First Chester will merge with and into Tower (the “Merger”), with Tower being the surviving corporation. The Merger Agreement also provides that upon consummation of the merger, the Bank will merge with and into Graystone, with Graystone as the surviving institution (the “Bank Merger”). The Merger Agreement additionally provides for the potential sale of the AHB segment at or prior to the consummation of the Merger. At the effective time of the Merger, the board of directors of Tower will be increased by three (3) directors and three (3) of the current directors of First Chester selected by the board of directors of First Chester, with the approval of Tower’s board of directors, will be added to the board of directors of Tower, to serve as such for no less than three years.

Under the terms of the Merger Agreement, shareholders of First Chester will receive 0.453 shares of Tower common stock for each share of First Chester common stock they own. The Merger Agreement establishes loan delinquency thresholds and provides for an increase or reduction in the consideration paid by Tower to First Chester shareholders in the event of specified increases or decreases in First Chester’s loan delinquencies prior to closing.

Directors and executive officers of First Chester have entered into Voting Agreements with Tower, pursuant to which they have agreed, among other things, to vote all shares of common stock of First Chester owned by them in favor of the approval of the Merger at the special shareholder’s meeting to vote upon the Merger.

Consummation of the Merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both Tower’s and First Chester’s shareholders and First Chester’s loan delinquencies not exceeding $90 million in the aggregate. As of June 30, 2010, all regulatory approvals have been received from the bank regulators. However, certain of these approvals contain expiration dates such that extensions may need to be obtained if the merger is not closed prior to the end of the third quarter of 2010.

4.            Recent Accounting Pronouncements

In July 2010, the FASB issued an update Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. ASU 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but will not impact the Corporation’s financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This guidance removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

requirements of the following existing disclosures set forth in FASB Accounting Standards Codifications (ASC) 820, “Fair Value Measurements and Disclosures”: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Corporation adopted the guidance on January 1, 2010, and the guidance did not have an impact on the Corporation’s financial condition or results of operations.

In June 2009, the FASB updated ASC 860, “Transfers and Servicing,” to eliminate the concept of a qualifying special-purpose entity (“QSPE”), modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates to ASC 860 also enhance financial statement disclosures. The updates to ASC 860 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The guidance was effective for January 1, 2010 and did not have an impact on the Corporation’s financial condition or results of operations.

In June 2009, the FASB updated ASC 810, “Consolidation,” to modify certain characteristics that identify a variable interest entity (“VIE”), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The updates to ASC 810 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. The guidance was effective for January 1, 2010 and did not have an impact on the Corporation’s financial condition or results of operations.

5.              Regulatory Matters

Supervisory Actions

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can prompt certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators involving factors such as the risk weights assigned to assets and what items may be counted as capital. Regulators also have broad discretion to require any institution to maintain higher capital levels than otherwise required by statute or regulation, even institutions that are considered “well-capitalized” under applicable regulations.

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

Additionally, in November 2009, the Bank was advised that the OCC established IMCRs for the Bank higher than the capital ratios generally applicable to banks under current regulations. In the case of the Bank, the OCC established IMCRs requiring a Tier 1 leverage ratio of at least eight percent (8%), a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%) which the Bank was required to achieve by December 31, 2009. The Corporation’s efforts to raise capital prior to the deadline ultimately resulted in the planned merger with Tower Bancorp, which was announced on December 28, 2009.  Additionally, during the fourth quarter of 2009, the Corporation received notice from the Federal Reserve, its primary regulator, that the Federal Reserve must approve any dividends to be paid in advance of the declaration or payment of the dividend.

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

As set forth below, as of March 31, 2010, the Bank met the IMCR thresholds for Tier 1 risk-based capital and total risk-based capital, but was below the IMCR threshold for Tier 1 leverage. The OCC may deem the Bank’s noncompliance to be an unsafe and unsound banking practice which may subject the Bank to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The Corporation’s and Bank’s actual capital levels and ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Individual Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Leverage Ratio
Corporation	73,492	5.61%	52,402	>4.00%	N/A	N/A
Bank	100,896	7.71%	52,319	>4.00%	104,638	>8.00%
Tier I Capital Ratio
Corporation	73,492	8.15%	36,080	>4.00%	N/A	N/A
Bank	100,896	11.22%	35,984	>4.00%	89,960	>10.00%
Total Risk Based Capital Ratio
Corporation	87,009	9.65%	72,159	>8.00%	N/A	N/A
Bank	112,314	12.48%	71,968	>8.00%	107,952	>12.00%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Individual Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Leverage Ratio
Corporation	76,459	5.71%	53,522	>4.00%	N/A	N/A
Bank	102,617	7.68%	53,472	>4.00%	106,943	>8.00%
Tier I Capital Ratio
Corporation	76,459	7.79%	39,262	>4.00%	N/A	N/A
Bank	102,617	10.47%	39,203	>4.00%	98,008	>10.00%
Total Risk Based Capital Ratio
Corporation	89,936	9.16%	78,525	>8.00%	N/A	N/A
Bank	115,035	11.74%	78,407	>8.00%	117,610	>12.00%

Dividend Restrictions

The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank’s net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock, subject to the further limitations that a national bank can pay dividends only to the extent that the payment of such dividends would not cause the Bank to become “undercapitalized” (as defined under federal law).  There were no dividends declared or payable by the Bank as of March 31, 2010.

During the fourth quarter of 2009, the Corporation received notice from the Federal Reserve Board that the Federal Reserve must approve any dividends to be paid by the Corporation in advance of the declaration or payment of the dividend.  The Corporation announced during the first quarter 2010 that it will not be paying any dividends prior to the completion of the proposed merger. There were no dividends declared or payable by the Corporation as of March 31, 2010.

6.            Discontinued Assets Held for Sale and Discontinued Operations

On March 4, 2010, the Corporation and Tower, entered into an amendment to the Merger Agreement, which provides for the merger of the Bank with and into Graystone, with Graystone as the surviving institution (the “Bank Merger”). Graystone and the Bank entered into a Bank Plan of Merger on March 4, 2010. The amendment additionally provides for the potential sale of the AHB division at or prior to the consummation of the Merger.  The Corporation has engaged a financial advisor to assist in the sale of the AHB division.

The results of operations of a component of an entity that has either been disposed of, or is classified as held for sale, shall be reported in discontinued operations if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In determining whether the Corporation met the conditions for a qualified plan of sale, management considered the relevant accounting guidance and concluded that the “held for sale” conditions were met during the first

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

quarter 2010. Management determined that the Corporation will exit significant mortgage banking activities after the sale of AHB and, as such, certain assets and liabilities of the Corporation’s mortgage banking operations will be presented as discontinued assets held for sale and the results of operations directly related to mortgage banking activity will be presented as discontinued operations for the quarter ended March 31, 2010 and for all future periods.

Loans held for sale and related derivative instruments are shown as a separate disposal group separate from other AHB assets.  Based on interested third parties to date, management anticipates that these assets, although discontinued from the Corporation’s future business model most likely will not be sold in the transaction as described above.  These assets although directly related to the mortgage banking segment’s operations are to be sold by the Corporation shortly after the close of a potential sale transaction with the resulting cash remaining with the Corporation.  The Corporation does not expect to originate significant loans held for sale after the completion of the sale of its mortgage banking operations.

The remaining assets, disposal group 2, will likely be sold as indicated in the amended Merger Agreement noted above. The carrying value of these assets are required to be at the lower of their carrying value or fair market value, less costs to sell, and depreciation and amortization expense associated with assets held-for-sale ceases.

	March 31,	December 31,
	2010	2009
Disposal Group 1
Loans held for sale, at fair value	$103,277	$202,757
Derivative instruments, at fair value	3,034	2,393
Total assets	$106,311	$205,150

Disposal Group 2
Premises and equipment	1,842	1,956
Other miscellaneous assets	1,419	1,247
Total assets	$3,261	$3,203

Accounts payable and accrued liabilities	$3,174	$3,245
Total liabilities	$3,174	$3,245

Results of operations for discontinued operations for the three months ended March 31, 2010 and 2009 are presented below.

	Three Months Ended March 31,
	2010	2009
Interest income (1)	$1,195	$1,845
Interest expense (2)	348	680
Net interest income	847	1,165
Non-interest income	10,193	12,962
Non-interest expense (3)	12,039	9,314
Income (loss) before income taxes	(999)	4,813
Income taxes	—	1,464
Net (loss) income prior to non-controlling interest	$(999)	$3,349
Less: Net income attributable to non-controlling interest	$198	$168
Loss from discontinued operations, net of taxes	$(1,197)	$3,181

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)          Interest income excludes interest income earned on the Corporation’s residential and construction loans held for investment that was previously disclosed as part of the results of operations of the mortgage banking segment.  Management anticipates that these held for investment portfolios will remain as part of the Corporation’s continuing community banking operations after the sale of the mortgage banking business.

(2)          Interest expense of the mortgage banking segment is based on management’s internal methodology of allocating consolidated interest expense of the Corporation’s existing funding sources to the mortgage banking segment’s assets directly related to discontinued loans held for sale and certain discontinued non-interest earning assets held for sale.  This allocation methodology is consistent with management’s previous segment reporting policies, however, it excludes any funding costs attributable to the Corporation’s residential and construction loans held for investment that were previously disclosed as part of the results of operations of the mortgage banking segment.  Imputed interest expense of the mortgage banking segment is shown as part of the consolidated statement of operations as deposit and Federal Home Loan Bank (“FHLB”) advances and other borrowings interest expense.  To properly report the net loss (income) from discontinued operations, interest expense from deposits of $318 thousand and $603 thousand and interest expense from FHLB advances and other borrowings of $30 thousand and $77 thousand for the periods ending March 31, 2010 and 2009, respectively, was reclassified from the Corporation’s continuing operations on the consolidated statements of operations to interest expense from discontinued operations.

(3)          Non-interest expense includes a $500 thousand expense accrual resulting from anticipated investment banking, legal and audit fees directly related to the potential sale of AHB.

7.            Investment Securities

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•                  Other Equity Securities — Consists primarily of equity securities of the Federal Reserve and the Federal Home Loan Bank.

The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation’s available-for-sale securities at March 31, 2010 and December 31, 2009 are summarized as follows:

March 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US Treasury	$5,002	$18	$—	$5,020
US Government agency notes	2,022	6	—	2,028
US Government agency mortgage-backed securities	33,122	1,090	(67)	34,145
Collateralized mortgage obligations - Residential	1,185	3	(229)	959
Collateralized mortgage obligations - Commercial	1,003	—	(178)	825
State and municipal	3,818	47	—	3,865
Corporate debt securities	7,052	—	(693)	6,359
Bank equity securities	525	60	(13)	572
Other equity securities	11,523	—	—	11,523
Totals	$65,252	$1,224	$(1,180)	$65,296

December 31, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US Treasury	$20,003	$13	$—	$20,016
US Government agency notes	2,040	7	—	2,047
US Government agency mortgage-backed securities	36,193	902	(100)	36,995
Collateralized mortgage obligations - Residential	1,249	—	(251)	998
Collateralized mortgage obligations - Commercial	1,004	—	(196)	808
State and municipal	4,542	52	—	4,594
Corporate debt securities	7,056	—	(1,191)	5,865
Bank equity securities	525	50	(42)	533
Other equity securities	10,842	—	—	10,842
	$83,454	$1,024	$(1,780)	$82,698

The amortized cost and estimated fair value of debt securities classified as available-for-sale at March 31, 2010, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$5,951	$5,985
Due after one year through five years	10,454	10,098
Due after five years through ten years	500	502
Due after ten years	990	688
	17,895	17,273
Mortgage-backed securities and CMOs	35,310	35,928
Bank equity and other equity securities	12,047	12,095
	$65,252	$65,296

During the first quarter 2010 there were no sales of investment securities available for sale. Proceeds from the sale of investment securities available for sale for the three months ended March 31, 2009 were $11.8 million.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Gross losses from the sale of investment securities for the three months ended March 31, 2009 were $88 thousand.  These securities were sold at fair values which approximated the Corporation’s amortized cost.  The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law were $52.7 million at March 31, 2010 and $71.4 million at December 31, 2009. Other than US government agency mortgage back securities, there were no securities held from a single issuer that represented more than 10% of stockholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Less than 12 months			12 months or longer		Total
(Dollars in thousands) Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
US Government agency mortgage-backed securities	4	$6,630	$(67)	$—	$—	$6,630	$(67)

Collateralized mortgage obligations — Residential	2	—	—	680	(229)	680	(229)
Collateralized mortgage obligations — Commercial	1	—	—	825	(179)	825	(179)

Corporate debt securities	6	—	—	6,359	(692)	6,359	(692)

Bank equity securities	2	—	—	242	(13)	242	(13)

Total temporarily impaired investment securities	15	$6,630	$(67)	$8,106	$(1,113)	$14,736	$(1,180)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months			12 months or longer		Total
(Dollars in thousands)	Number
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
US Government agency mortgage-backed securities	5	$9,386	$(100)	$—	$—	$9,386	$(100)

Collateralized mortgage obligations — Residential	3	292	—	700	(251)	992	(251)
Collateralized mortgage obligations — Commercial	1	—	—	808	(196)	808	(196)

Corporate debt securities	6	—	—	5,865	(1,191)	5,865	(1,191)

Bank equity securities	2	—	—	213	(42)	213	(42)

Total temporarily impaired investment securities	17	$9,678	$(100)	$7,586	$(1,680)	$17,264	$(1,780)

Other than Temporary Impairment

In accordance with ASC 320-10, “Investments — Debt and Equity Securities,” the Corporation evaluates its securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment, that

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Corporation has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Corporation does not expect to recover the entire amortized cost basis of the security.  Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary.  There were no impairments recorded during the first quarter of 2010 on available for sale securities.

Specific conclusions for each category of securities with an unrealized loss position and where management believed an other than temporary impairment analysis was warranted are summarized below:

CMO — Residential and Commercial

There are a total of three private label CMO securities that had unrealized loss positions at March 31, 2010. One of the securities had a AAA rating from S&P, one had an AA- rating from S&P, and the other had a B- rating from S&P. All contractual cash flows have been received on these securities. All of these issuances have subordinated tranches supporting principal. In addition, we conducted due diligence of publicly available information regarding these securities and no material information came to our attention that would indicate an inability to recover our basis in these securities. The depreciation on two of the securities accounted for 99% of the total depreciation within this category. For these securities, we reviewed and considered information about the underlying collateral as well as loss and prepayment stress test information performed by professional investment advisors. This information indicated likelihood that subordinate tranches of the CMO provide sufficient protection to the Bank’s senior tranches such that management can conclude that the probability of suffering a principal loss is unlikely. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Corporate Debt Securities

There are a total of six securities in this category that had unrealized loss positions at March 31, 2010. All of these securities are obligations of well-known, established companies or subsidiaries thereof. All contractual cash flows have been received on these securities. Depreciation on five of the securities accounted for 99% of the total depreciation in this category. For these five securities management reviewed rating agency information and noted that three securities had ratings below investment grade from Moody’s. We reviewed current news and filings as well as the length and duration of the depreciation and concluded that there was no information that would indicate a going concern or other matter related to the issuer that would impair our ability to recover our cost basis. Management performed additional analysis on the securities that were not investment grade, which included reviewing analysis from our third party investment advisor as well as current news and filings. The conclusion drawn from this information was that there was no information that indicated a going concern or other issue that would impair our ability to recover our cost basis. Because the Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

8.              Loans and Leases

The following tables present information about major loan classifications, as well as impaired loans and lease balances as of March 31, 2010 and December 31, 2009:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans

Commercial loans	$324,126	$14,632	47	$1,105
Real estate — commercial	259,388	13,009	11	3,563
Real estate — commercial construction	62,430	11,871	11	780
Real estate — residential	92,029	1,750	6	347
Real estate — residential construction	28,059	1,449	4	523
Consumer loans	116,902	2,319	35	1,028
Lease financing receivables	1,335	152	5	152

Totals	$884,269	$45,182	119	$7,498

Unearned income included in the carrying amount of the loan balances above was $795 thousand at March 31, 2010.  The amount of deposit account overdrafts classified as loans above totaled $843 thousand at March 31, 2010.

The non-accrual loan and lease balance was $27.9 million at March 31, 2010. The approximate gross interest income that would have been recorded for the three months ending March 31, 2010 if the $27.9 million in non-accrual loans had been current in accordance with their original terms was $330 thousand. The actual amount of interest income included in net income as of March 31, 2010 on these loans was $5 thousand resulting from interest earned prior to the loans being placed on non-accrual status.

December 31, 2009

(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans

Commercial loans	$334,286	$13,269	35	$1,029
Real estate — commercial	261,643	12,071	11	3,637
Real estate — commercial construction	66,204	8,786	8	135
Real estate — residential	88,024	2,601	7	644
Real estate — residential construction	29,387	2,137	7	874
Consumer loans	120,767	2,596	42	1,148
Lease financing receivables	1,578	167	8	55

Totals	$901,889	$41,627	118	$7,522

Unearned income included in the carrying amount of the loan balances above was $746 thousand at December 31, 2009. The amount of deposit account overdrafts classified as loans above totaled $220 thousand at December 31, 2009.

The non-accrual loan and lease balance was $27.6 million at December 31, 2009. The approximate gross interest income that would have been recorded for the twelve months ending December 31, 2009 if the $27.6 million in non-accrual loans had been current in accordance with their original terms was $1.8 million. The actual amount of interest income included in net income as of December 31, 2009 on these loans was $960 thousand resulting from interest earned prior to the loans being placed on non-accrual status.

The following chart presents changes in the allowance for loan and lease losses for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$23,217	$10,335
Provision charged to operating expenses	266	1,387
Recoveries	137	145
Loans charged-off	(1,226)	(442)
Allowance adjustment — Other	70	(162)
Balance at end of period	$22,464	$11,263

9.            Income Taxes

The Corporation has not recorded an income tax benefit for its net operating loss for the three month period ended March 31, 2010. At March 31, 2010, the valuation allowance against the Corporation’s deferred tax asset increased to $8.7 million from $7.5 million at December 31. 2009. The valuation allowance is recorded against a portion of the Corporation’s deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for amounts available for carryback claims.

10.     Other Real Estate Owned

Other real estate owned (“OREO”) represents property owned by the Bank following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant.  Losses arising from foreclosure transactions are charged against the allowance for loan and lease losses. Costs to maintain real estate owned and any subsequent gains or losses are included in the Corporation’s results of operations. In June 2010, the Corporation sold eight OREO properties to one buyer. A charge of $1.3 million was recorded during the first quarter 2010 to reduce the carrying amount of these assets to an amount that reflects the realizable value of these properties based on the actual sales price. The following table summarizes properties held as OREO as of March 31, 2010 and December 31, 2009:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)	March 31, 2010	Number of properties	December 31, 2009	Number of properties
Land	$506	5	$49	1
Residential 1-4 family	2,412	12	3,643	15
Total	$2,918	17	$3,692	16

11.  Other Assets

At December 31, 2009, the Corporation had an $8.7 million receivable recorded in other assets which related to a former BOLI policy which the Bank had surrendered in 2008. In the first quarter 2010, the Corporation received cash proceeds in full payment of this receivable.

12.     Borrowings

At March 31, 2010, the Bank had borrowings totaling $130.3 million compared to $172.9 million at December 31, 2009.  During the first quarter 2010 borrowings from the FHLB decreased $42.6 million to $101.8 million as compared to December 31, 2009. Scheduled maturities during the first quarter of 2010 totaled $42.5 million.  The remaining decrease was due to amortization.

13.     Earnings (Loss) per Share

Three Months ended March 31, 2010

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic loss from continuing operations per share
Net loss from continuing operations	$(604)	6,336,434	$(0.10)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss from continuing operations available to common stockholders	$(604)	6,336,434	$(0.10)

Basic loss from discontinued operations per share
Net loss from discontinued operations	(1,197)	6,336,434	(0.19)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss from discontinued operations available to common stockholders	$(1,197)	6,336,434	$(0.19)

Basic loss available to common stockholders per share
Net loss available to common stockholders	(1,801)	6,336,434	(0.28)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss available to common stockholders	$(1,801)	6,336,434	$(0.28)

(1)          230,900 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months ended March 31, 2009

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic income from continuing operations per share
Net income from continuing operations	$139	6,242,252	0.02
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income from continuing operations available to common stockholders	$139	6,242,252	0.02

Basic income from discontinued operations per share
Net income from discontinued operations	3,181	6,242,252	0.51
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income from discontinued operations available to common stockholders	$3,181	6,242,252	0.51

Basic income available to common stockholders per share
Net income available to common stockholders	3,320	6,242,252	0.53
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income available to common stockholders	$3,320	6,242,252	$0.53

(1)          297,154 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

14.  Comprehensive Income (Loss)

Components of comprehensive income (loss) are presented in the following chart:

	Three Months Ended
	March 31,
	2010	2009
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising in period	$801	$(523)
Reclassification adjustment	—	(88)
Net unrealized gain (loss)	801	(611)
Other comprehensive income (loss) before taxes	801	(611)
Income tax (expense) benefit	(273)	207
Other comprehensive income (loss)	528	(404)
Net (loss) income including non-controlling interests	(1,603)	3,488
Comprehensive (loss) income	(1,075)	3,084
Comprehensive income attributable to non- controlling interests	(198)	(168)
Comprehensive (loss) income for First Chester County Corporation	$(1,273)	$2,916

15.       Fair Value Measurement and Fair Value of Financial Instruments

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

Level 1 Valuation Techniques and Inputs for Investment Securities

The Corporation reports U.S. Treasury and certain Bank equity securities at fair value utilizing Level 1 inputs. These securities are priced using observable quotations for the indicated security.

Level 2 Valuation Techniques and Inputs for Investment Securities

The majority of the Corporation’s investment securities are reported at fair value utilizing Level 2 inputs. The valuations for U.S. Government agency, U.S. Government agency mortgage backed securities, residential and commercial CMO’s, and Corporation equity securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors.

The valuations for state and municipal obligations are obtained through independent, third-party pricing services as well.  Valuations for these securities are performed using information on identical or similar securities provided by market makers, broker/dealers and buy-side firms, new issue sales and bid-wanted lists. The individual securities are then priced based on mapping the characteristics of the security such as obligation type (General Obligation, Revenue, etc.), maturity, state discount and premiums, call features, taxability and other considerations.

Level 3 Valuation Techniques and Inputs for Investment Securities

Other equity securities are primarily comprised of Federal Home Loan Corporation (“FHLB”) and Federal Reserve Board (“FRB”) stock.  The Corporation is required to purchase and hold stock in the FHLB and FRB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to the FHLB, FRB or to another member institution, and all sales must be at par. As a result of these restrictions, these equity securities are unlike other investment securities insofar as there is no trading market and the transfer price is determined by membership rules and not by market participants.  Accordingly, the Corporation’s valuation for these securities is estimated at its par value.

Mortgage Servicing Rights (“MSRs”): To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 10.4%, prepayment speeds ranging from 6.1% to 42.9% depending on the stratification of the specific right, and a weighted average default rate of 0.5%. The Corporation records the MSR as a recurring Level 3.

The Corporation had no transfers in or out of Level 1 and Level 2 during the period ended March 31, 2010.

The table below presents the balance of assets and liabilities from continuing operations at March 31, 2010 and December 31, 2009, measured at fair value on a recurring basis:

(Dollars in thousands)
March 31, 2010	Level 1	Level 2	Level 3	Total

Assets
Investment securities available for sale:
U.S. Treasury	$5,020	$—	$—	$5,020
U.S. Government agency	—	2,028	—	2,028
U.S. Government agency mortgage-backed securities	—	34,145	—	34,145
CMO — Residential	—	959	—	959
CMO — Commercial	—	825	—	825
State and municipal	—	3,865	—	3,865
Corporate securities	—	6,359	—	6,359
Bank equity securities	3	569	—	572
Other equity securities	—	—	11,523	11,523
Mortgage servicing rights	—	—	623	623

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Investment securities available for sale:
U.S. Treasury	$20,016	$—	$—	$20,016
U.S. Government agency	—	2,047	—	2,047
U.S. Government agency mortgage-backed securities	—	36,995	—	36,995
CMO — Residential	—	998	—	998
CMO — Commercial	—	808	—	808
State and municipal	—	4,594	—	4,594
Corporate securities	—	5,865	—	5,865
Bank equity securities	3	530	—	533
Other equity securities	—	—	10,842	10,842
Mortgage servicing rights	—	—	575	575

Assets Measured at Fair Value on a Nonrecurring Basis

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed as follows. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Loans and leases:  The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with ASC 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010 and December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral less costs to sell. In accordance with ASC 820-10 impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.  The Bank’s policies require loan officers to regularly review accounts. Consistent with OCC guidance appraisals are updated as warranted based on specific facts and circumstances. Appraisals are also updated whenever a loan becomes criticized or classified.

OREO:  OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Fair value is based upon independent market prices, appraised values of the collateral or Management’s estimation of the value of the collateral. The Corporation records the foreclosed asset as nonrecurring Level 3.

The table below presents the balance of assets and liabilities from continuing operations at March 31, 2010 and December 31, 2009, measured at fair value on a nonrecurring basis:

(Dollars in thousands)
March 31, 2010	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$—	$—	$37,684	$37,684

OREO	$—	$—	$2,918	$2,918

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)
December 31, 2009	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$—	$—	$34,105	$34,105
OREO	—	—	3,692	3,692

Disclosures about financial instruments

The table below presents the rollforward of assets from continuing operations that are valued using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	Mortgage Servicing Rights	Investments
Beginning balance	$575	$10,842
Total gains (losses) realized/unrealized:
Included in earnings	48	—
Included in other comprehensive loss	—	(32)
Purchases	—	713
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—
Ending Balance	$623	$11,523

The estimated fair values and carrying amounts of the assets and liabilities from continuing operations are summarized as follows:

	March 31, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial Assets
Cash and cash equivalents	$207,462	$207,462	$146,681	$146,681
Investment securities available-for-sale	65,296	65,296	82,698	82,698
Gross loans and leases	850,243	884,269	866,754	901,889
Mortgage servicing rights	623	623	575	575

Financial Liabilities
Deposits with no stated maturities	580,198	580,198	594,278	594,278
Deposits with stated maturities	496,153	492,642	518,642	516,022
FHLB and other borrowings	132,917	130,254	175,904	172,897
Subordinated debentures	14,574	20,795	12,410	20,795

Off-Balance-Sheet
Commitments to extend credit and outstanding letters of credit	159,156	159,156	205,468	205,468

16.       Accounting for Stock-Based Compensation Plans

At March 31, 2010, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150,000 shares of restricted stock to employees. During the three months ended March 31, 2010, the Corporation granted no shares of restricted stock under this plan. These restricted stock

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

grants are subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events.  A summary of the Corporation’s unvested restricted shares is as follows:

(Dollars in thousands, except shares, and per share data)

	Shares	Grant Date Fair Value		Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2010	54,474		$10.57	$503
Granted	—	$
Vested	(2,199)		$21.05
Forfeited	(1,400)		$11.35
Unvested at March 31, 2010	50,875		$10.09	$518

The Corporation recorded approximately $36 thousand and $41 thousand of restricted stock expense for the three months ended March 31, 2010 and 2009, respectively.

The Corporation’s ability to issue stock options under the Corporation’s 1995 Stock Option Plan has expired. However, outstanding stock options remain in effect according to their terms. Aggregated information regarding the Corporation’s 1995 Stock Option Plan and the options assumed in the AHB acquisition as of March 31, 2010 is presented below.

(Dollars in thousands, except shares, per share and years data)

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	230,900	$15.79	3.32	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—	$—
Outstanding at March 31, 2010	230,900	$15.75	3.07	$—
Exercisable at March 31, 2010	230,900	$15.75	3.07	$—

There were no options granted during the three months ended March 31, 2010.  There was no intrinsic value (market value on date of exercise less grant price) of options at March 31, 2010 as all options had an exercise price that was higher than the market price on March 31, 2010.

17.       Commitment and Contingencies

Reserve for Unfunded Commitments

The Corporation maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Consolidated Statements of Financial Condition consistent with ASC 825-10. As of the balance sheet date, the Corporation records estimated losses inherent with unfunded loan commitments in accordance with ASC 450-20, and estimated future obligations under letters of credit in accordance with ASC 460-10. The methodology used to determine the adequacy of this reserve is integrated in the Corporation’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of March 31, 2010 and December 31, 2009 was approximately $599 thousand and $669 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Loan Recourse

The Corporation sells its residential mortgage loans on a non-recourse basis. The Corporation also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

representations and warranties, the Corporation may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Corporation. If there is no breach of a representation and warranty provision, the Corporation has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Corporation represents the maximum potential exposure related to representations and warranty provisions; however, the Corporation cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty. As of March 31, 2010 and December 31, 2009, the Corporation had a liability of $733 thousand and $688 thousand, respectively, included in Liabilities related to assets held for sale on the Consolidated Balance Sheet, for probable losses related to the Corporation’s recourse exposure.  This liability is part of our discontinued mortgage banking operations, however it is anticipated that the Corporation may retain all or a portion of this liability after the anticipated sale of the mortgage banking division.

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

OVERVIEW

The Corporation reported net loss from continuing operations of $604 thousand for the quarter ended March 31, 2010, as compared to net income from continuing operations of $139 thousand for the quarter ended March 31, 2009.

The following is an overview of key factors affecting our March 31, 2010 results from continuing operations:

•                  Salaries and employee benefits decreased $1.7 million to $3.6 million for the three months ending March 31, 2010, as compared to the same period in 2009.

•                  The provision for loan and lease losses decreased $1.1 million to $266 thousand during the three months ended March 31, 2010.

•                  Net interest income from continuing operations decreased $686 thousand to $8.3 million for the three-month period ended March 31, 2010, as compared to the same period in 2009.

•                  Professional fees increased $1.2 million to $1.8 million for the three months ending March 31, 2010.

•                  Write-down of OREO was $1.3 million for the three months ending March 31, 2010. There were no such write-downs from continuing operations in the same period in 2009.

During first quarter 2010, we announced the potential sale of the AHB mortgage banking segment.  Accordingly, assets related to mortgage banking operations have been reclassified to discontinued assets held for sale and the mortgage banking operations related to this segment have been reclassified, and are now reflected as discontinued operations.  Refer to Note 6 of the accompanying consolidated financial statements for information related to discontinued operations.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our accounting and reporting policies conform with GAAP and the general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In addition to the information contained in Note 4 of the accompanying consolidated financial statements and Note C of the consolidated financial statements included in our 2009 Annual Report, management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Discontinued Operations

In accordance with ASC 360-10-45, “Property, Plant and Equipment — Overall — Other Presentation Matters,” we classify the assets and liabilities of a business as held-for-sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held-for-sale are then recorded at the lower of their carrying value or fair market value, less costs to sell, and we cease to record depreciation and amortization expense associated with assets held-for-sale.

In accordance with ASC 205-20-45, “Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters,”  the results of operations of a component of an entity that has either been disposed of, or is classified as held for sale, shall be reported in discontinued operations if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

OTHER ASSETS

Other assets decreased $10.3 million to $22.3 million at March 31, 2010, as compared to $32.6 million at December 31, 2009. At December 31, 2009, the Corporation had an $8.7 million receivable recorded in other assets which related to a former BOLI policy which the Bank had surrendered in 2008. In the first quarter 2010, the Corporation received cash proceeds in full payment of this receivable.

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The following table provides detail regarding the Corporation’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense from both continuing and discontinued operations, as well as yield and cost information for the periods presented.  Management’s discussion and analysis of net interest income, interest income, and interest expense is based on aggregated amounts of continuing and discontinued operations.

	Three Months ended March 31,
	2010			2009
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$182,635	$121	0.27%	$26,516	$28	0.43%
Investment securities:
Taxable	64,278	395	2.49%	101,900	1,152	4.58%
Tax-exempt (1)	4,077	51	5.07%	9,606	114	4.81%
Total investment securities	68,355	446	2.65%	111,506	1,266	4.60%

Loans held for sale	115,959	1,194	4.18%	151,157	1,844	4.95%

Loans and leases: (2)
Taxable	873,621	12,220	5.67%	919,111	12,950	5.71%
Tax-exempt (1)	14,826	223	6.09%	20,737	375	7.34%
Total loans and leases	888,447	12,443	5.68%	939,848	13,325	5.75%

Total interest-earning assets	1,255,396	14,204	4.59%	1,229,027	16,463	5.43%

Non-interest-earning assets
Allowance for loan and lease losses	(24,012)			(10,569)
Cash and due from banks	20,391			27,952
Other assets	58,474			61,187
Total assets	1,310,249			$1,307,597

LIABILITIES AND EQUITY
Savings, NOW, and money market deposits	$430,673	725	0.68%	$424,994	$1,205	1.15%
Certificates of deposit and other time	491,643	2,535	2.09%	447,521	3,266	2.96%
Total interest-bearing deposits	922,316	3,260	1.43%	872,515	4,471	2.08%
Subordinated debt	20,795	271	5.29%	15,465	174	4.56%
Federal Home Loan Bank advances and other borrowings	145,175	1,465	4.09%	174,200	1,536	3.58%
Total interest-bearing	1,088,286	4,996	1.86%	1,062,180	6,181	2.36%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	150,729			144,060
Other liabilities	15,009			14,393
Total liabilities	1,254,024			1,220,633
Equity	56,225			86,964
Total liabilities and equity	$1,310,249			$1,307,597

Net interest income (tax equivalent) / margin on earning assets		$9,208	2.97%		$10,282	3.39%
Less net interest income from discontinued operations (3)		846			1,165
Less tax equivalent adjustment		87			156
Net interest income from continuing operations		$8,275			$8,961

(1)                     The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for March 31, 2010 and 2009.

(2)                     Non-accruing loans are included in the average balance.

(3)                     Net interest income of the mortgage banking segment includes income from loans held for sale and imputed interest expense calculated using the Corporation’s internal matched funds transfer pricing methodology.  See Note 6 of the accompanying financial statements for further discussion of discontinued operations.

Net interest income on a tax equivalent basis for the three-month period ending March 31, 2010 was $9.2 million, a decrease of 10.7% compared to $10.3 million for the same period in 2009. The net interest margin on earning assets decreased to 2.97% for the three-month period ending March 31, 2010, a decline of 42 basis points (one basis point is equal to 1/100 of a percent) versus the 3.39% recorded in the same period of 2009.

The yield earned on average interest-earning assets, on a tax equivalent basis, was 4.59% for the three-month period ending March 31, 2010, compared to 5.43% for the same period in 2009, a decline of 84 basis points. The average rate paid on interest bearing liabilities from decreased 50 basis points to 1.86% in three-month period ending March 31, 2010 from 2.36% in the same period in 2009.

Average interest-earning assets increased $26.4 million, to $1.255 billion in the three-month period ending March 31, 2010 compared to $1.229 billion in the same period last year. Federal funds sold and other short term investments increased $156.1 million, partly offset by a $43.2 million decrease in investment securities, a $51.4 million decrease in loans and leases and a $35.2 million decrease in loans held for sale.

Average interest-bearing liabilities increased $26.1 million to $1.088 billion in the three-month period ending March 31 2010 from $1.062 billion in the same period last year. Certificates of deposit and other time deposits increased $44.1 million, other interest-bearing deposits increased $5.7 million and subordinated debt increased $5.3 million. Average FHLB advances and other borrowings declined $29.0 million.

INTEREST INCOME

Interest income, on a tax equivalent basis, declined $2.3 million, or 13.7%, to $14.2 million for the three-month period ending March 31, 2010, compared to $16.5 million for the same period in 2009.

Interest income from investment securities declined $820 thousand to $446 thousand for the three-month period ending March 31, 2010, compared to $1.3 million for the same period last year.  The average balance of the investment portfolio decreased 38.7% to $68.4 million, reflecting management’s decision to invest available cash in more secure, but lower yielding, overnight investment alternatives, as such, the average yield of the portfolio fell to 2.65% from 4.60%.

Loan and lease interest income declined $882 thousand to $12.4 million for the three-month period ending March 31 2010, compared to $13.3 million for the same period 2009, primarily as a result of the decrease in average loans of $51.4 million driven by the lack of organic loan growth and the sale of $52.5 million of commercial and commercial real estate loans to Tower in December 2009.

Offsetting these decreases, interest income from federal funds sold, interest-bearing deposits in banks and other overnight investments for the three-month period ending March 31 2010, increased $93 thousand to $121 thousand from the prior year as their average balances increased $156.1 million offset by yield decreases of 16 basis points to 0.27%. The increased average balance resulted from management’s decision to enhance Bank liquidity by utilizing lower risk, shorter term investment alternatives.

INTEREST EXPENSE

Interest expense, on a tax equivalent basis, declined $1.2 million to $5.0 million for the three-month period ending March 31, 2010, compared to $6.2 million for the same period in 2009.

Interest expense on interest bearing deposits fell $1.2 million to $3.3 million for the three-month period ending March 31 2010 from the same period in 2009.  The decrease was driven by the decline in the average rate paid of 65 basis points to 1.43%, offset by a $49.8 million increase in average balances, largely from higher certificates of deposit.  The increase in certificates of deposit balances was primarily due to fourth quarter 2009 certificate of deposit promotion which was undertaken to increase liquidity and lengthen the maturities of liabilities supporting earning assets to help mitigate the risk of using interest rates.

Interest expense on FHLB advances and other borrowings declined $71 thousand to $1.5 million for the three-month period ending March 31 2010, compared to the same period 2009.  The average balance of FHLB advances and other borrowings declined by $29.0 million primarily comprised of a $49.2 million reduction in average FHLB advances at the Bank partially offset by a $23.1 million increase in average borrowings at the parent company.   FHLB advances decreased due to increases in deposit balances and a decrease in the funding needs of the mortgage banking operations.  The above offsetting increase at the parent company is due to borrowings from Tower which occurred in December 2009 and bear a rate of 6.0%.

Interest expense paid on subordinated debt increased $97 thousand to $271 thousand for the three-month period ending March 31, 2010 from $174 thousand in the same period last year. This increase was largely driven by the issuance of $5.3 million dollars of preferred securities in April of 2009 at a rate of 12.00%.

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Allowance for loan and lease losses

The allowance for loans and lease losses decreased $753 thousand to $22.5 million at March 31, 2010, as compared to December 31, 2009.  The decrease in the allowance for loan losses is primarily the result of a $17.6 million decrease in outstanding loans and leases balances and net charge-offs of $1.1 million during the first quarter 2010.  The allowance for loan and lease losses as a percentage of gross loans and leases at March 31, 2010 was 2.54%, as compared to 2.57% at December 31, 2009.

The percentage of non-performing loans to gross loans was 5.11% at March 31, 2010, compared to 4.67% at December 31, 2009, as total non-performing loans increased $3.0 million during the first quarter.   The allowance for loan and lease losses as a percentage of non-performing loans decreased to 49.72%, as compared to 55.07% at December 31, 2009.   The specific reserves related to non-performing assets remained relatively flat at $7.5 million as compared to December 31, 2009.  Several commercial real estate loans that migrated into an impaired loan classification during the first quarter 2010 required nominal specific reserves based on the collateral securing these impaired loans.

Provision for loan and lease losses

During the three months ended March 31, 2010 and 2009, we recorded a $266 thousand provision for loan and lease losses as compared to $1.4 million for the same period in 2009.  This decrease was primarily result of loans that were changed-off in the first quarter that were specifically reserved for at December 31, 2009, as well as a decline in loan balances over the first quarter as noted above.

Net charge-offs

Net charge-offs in the first quarter 2010 were $1.1 million, compared to $297 thousand of net charge-offs during the same period in 2009. The increase in charge-offs reflects the deterioration of economic conditions and resulting failure of businesses, devaluation of collateral values and negative impact on consumers’ ability to service debt.  A significant portion of loans charged-off in the first quarter 2010 related to loans that had been evaluated and deemed impaired at December 31, 2009.  The specific reserves allocated to these impaired loans were approximately $663 thousand at December 31, 2009.

The following chart presents an analysis of the Allowance for Loan and Lease Losses:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$23,217	$10,335

Provision charged to operating expense	266	1,387

Recoveries of loans previously charged-off	137	145
Loans charged-off	(1,226)	(442)
Net loan charge-offs	(1,089)	(297)

Allowance other adjustment (1)	70	(162)

Balance at end of period	$22,464	$11,263

Period-end loans and leases outstanding	$884,269	$940,131
Average loans outstanding	$888,447	$939,848

Allowance for loan and lease losses as a percentage of period-end loans outstanding	2.54%	1.20%
Net charge-offs to average loans outstanding	0.12%	0.03%

(1)          The “Allowance other adjustment” represents the reclassification of an allowance for possible losses on unfunded loans and unused lines of credit.  These loans and lines of credit, although unfunded, have been committed to by the Bank.

Non-performing assets

Non-performing assets include those loans on non-accrual status, loans past due 90 days or more and still accruing, troubled debt restructurings and other loans deemed impaired and other real estate owned.  Non-performing loans are generally collateralized and are in the process of collection.  The percentage of non-performing loans to gross loans was 5.11% at March 31, 2010, compared to 4.67% at December 31, 2009.  The non-accrual loan and lease balance at March 31, 2010 was $27.9 million, compared to $27.6 million at December 31, 2009.

Non-accrual loan and leases

Loans are generally placed on non-accrual when the loan becomes 90 days delinquent at which time all accrued but unpaid interest is reversed.  Interest income is no longer accrued on such assets and any future payments are applied as a reduction in the principal balance of the loan. All non-accrual loans are considered impaired assets and are evaluated individually for required specific reserves.  The approximate gross interest income that would have been recorded for the three months ending March 31, 2010 if the $27.9 million in non-accrual loans had been current in accordance with their original terms was approximately $330 thousand. The actual amount of interest income included in net income as of March 31, 2010 on these loans was $5 thousand relating to interest received prior to loans being placed on non accrual status.

Restructured and other impaired loans

Through negotiations with a borrower, we may restructure a loan prior to the completion of its contractual term. Modification of a loan’s terms constitutes a troubled debt restructuring (“TDR”) if we for economic or legal reasons related to the borrower’s financial difficulties grant a concession that we would not otherwise consider. Not all modifications of loan terms automatically result in a TDR. At March 31, 2010, we had $17.3 million in restructured and other impaired loans of which $6.8 million are considered by management to be TDRs. At March 31, 2010, these TDRs continue to perform under their re-negotiated terms and remain on accrual status. At March 31, 2010, $5.6 million in TDRs were attributable to various loans to one commercial real estate borrower.

The remaining $10.5 million is comprised of loans which Management has reviewed individually and believes the borrower’s financial performance and/or a shortfall in the value of collateral securing the loan provide enough evidence to deem the loan impaired. These other impaired loans were performing under their original contractual terms as of March 31, 2010.

Potential problem loans

As a recurring part of its portfolio management program, we identified approximately $52.3 million in potential problem loans at March 31, 2010. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At March 31, 2010, potential problem loans primarily consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

Other real estate owned

OREO represents property owned by us following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant.  Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or losses are included in our consolidated statements of income. The total OREO balance at March 31, 2010 was $2.9 million, as compared to $3.7 million at December 31, 2009, and was comprised primarily of 1-4 family residential properties.

The following chart presents detailed information regarding non-performing assets:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Past due over 90 days and still accruing	$—	$530
Non-accrual loans and leases (1)	27,854	27,581
Restructured and other impaired loans	17,328	14,046
Total non-performing loans and leases	45,182	42,157

Other real estate owned	2,918	3,692
Total non-performing assets	$48,100	$45,849

Non-performing loans and leases as a percentage of total loans and leases	5.11%	4.67%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	49.72%	55.07%

Non-performing assets as a percentage of total loans and other real estate owned	5.42%	5.06%

Allowance for loan and lease losses as a percentage of non-performing assets	46.70%	50.64%

(1)        Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

We identify a loan as impaired when it is probable that interest and/or principal will not be collected according to the contractual terms of the loan agreement. ASC 310-10-35, “Receivables,” requires us to individually examine loans where it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assess for impairment. The average recorded investment in the March 31, 2010 and December 31, 2009 impaired loans was $37.9 million and $25.2 million, respectively.  For the three months ending March 31, 2010, interest income recognized during the time within the period that the loans were impaired was $229 thousand. The Bank’s policies require loan officers to regularly review accounts. Consistent with OCC guidance appraisals are updated as warranted based on specific facts and circumstances. Appraisals are also updated whenever a loan becomes criticized or classified.

The following charts present additional information about impaired loans and lease balances as of March 31, 2010 and December 31, 2009:

March 31, 2010

			Number of	Specific
	Loan	Impaired	Impaired	Allowance
(Dollars in thousands)	Balance	Loan Balance	Loans	on Impaired

Commercial loans	$324,126	$14,632	47	$1,105
Real estate — commercial	259,388	13,009	11	3,563
Real estate — commercial construction	62,430	11,871	11	780
Real estate — residential	92,029	1,750	6	347
Real estate — residential construction	28,059	1,449	4	523
Consumer loans	116,902	2,319	35	1,028
Lease financing receivables	1,335	152	5	152

Totals	$884,269	$45,182	119	$7,498

December 31, 2009

				Specific
			Number of	Allowance
	Loan	Impaired	Impaired	on Impaired
(Dollars in thousands)	Balance	Loan Balance	Loans	Loans

Commercial loans	$334,286	$13,269	35	$1,029
Real estate — commercial	261,643	12,071	11	3,637
Real estate — commercial construction	66,204	8,786	8	135
Real estate — residential	88,024	2,601	7	644
Real estate — residential construction	29,387	2,137	7	874
Consumer loans	120,767	2,596	42	1,148
Lease financing receivables	1,578	167	8	55

Totals	$901,889	$41,627	118	$7,522

NON-INTEREST INCOME

Total non-interest income from continuing operations decreased $1.4 million to $1.0 million for the three months ended March 31, 2010, compared to $2.4 million for the same period in 2009.

In June 2010, the Corporation sold eight OREO properties to one buyer. A charge of $1.3 million was recorded during the first quarter 2010 to reduce the carrying amount of these assets to an amount that reflects the realizable value of these properties based on the actual sales price.

The Corporation has operating lease agreements with one customer.  The income on these leases is classified as “Rental Income.”  Rental Income on operating lease agreements for the three-month period ended March 31, 2010 was $257 thousand a decrease of $83 thousand or 24.4% from 340 thousand during the same period in 2009.

NON-INTEREST EXPENSE

Total non-interest expense from continuing operations dereased $142 thousand or 1.5% to $9.6 million for the three-month period ended March 31, 2010, compared to $9.8 million during the same period in 2009.

Professional services expense from continuing operations increased $1.2 million to $1.8 million for the three-month period ended March 31, 2010 when compared to the same period in 2009.  The increase was primarily due to the increased legal, audit and consulting fees related to the merger with Tower Bank and the restatement of 2009 SEC filings.

FDIC insurance premiums increased $257 thousand or 62.2% to $670 thousand for the three month period ended March 31, 2010 when compared to the same period in 2009.  During 2008 and 2009, the FDIC adopted rules that increased FDIC premiums significantly for all banks for assessment periods beginning in the first quarter of 2009.

Offsetting these increase in non-interest expenses, salaries and employee benefits from continuing operations decreased $1.7 million to $3.6 million for the three-month period ended March 31, 2010 compared to $5.2 million for the same period in 2009.  The primary driver of this reduction was the fourth quarter 2009 reduction in force.

INCOME TAXES

The Corporation has not recorded an income tax benefit for its net operating loss for the three month period ended March 31, 2010. At March 31, 2010 the valuation allowance against the Corporation’s deferred tax asset increased to $8.7 million from $7.5 million at December 31, 2009. The valuation allowance is recorded against a portion of the Corporation’s deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for amounts available for carryback claims.

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

Liquidity Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments.  Liquidity management addresses the Corporation’s ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise.  Liquidity is managed on a daily basis enabling management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions.  The primary sources of liquidity for the Corporation are funding available from the growth of the existing deposit base, new deposits, FHLB, Federal Reserve and cash flow from the investment and loan portfolios.  The Corporation considers funds from such sources to comprise its “core” funding sources because of the historical stability of such sources of funds.  Additional liquidity comes from the Corporation’s credit facilities.  Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table and include aggregated amounts from both continuing and discontinued operations:

	For the Three Months Ended March 31, 2010		For the Year Ended December 31, 2009
	Average	Effective	Average	Effective
(Dollars in thousands)	Balance	Yield	Balance	Yield
DEPOSIT TYPE
NOW Accounts	$227,091	0.46%	$193,760	0.78%
Money Market	113,995	1.09%	158,668	1.17%
Statement Savings	37,939	0.46%	40,198	0.55%
Other Savings	2,179	0.93%	1,946	0.96%
Tiered Savings	49,469	0.94%	46,650	1.05%
Total NOW Savings, and Money Market	430,673	0.68%	441,222	0.93%

CDs Less than $100,000	275,018	2.09%	276,274	2.55%
CDs Greater than $100,000	216,625	2.09%	152,891	2.66%
Total CDs	491,643	2.09%	429,165	2.59%

Total Interest Bearing Deposits	922,316	1.43%	870,387	1.75%

Non-Interest Bearing Demand Deposits	150,729	—	149,967	—

Total Deposits	$1,073,045		$1,020,354

The Bank maintains several credit facilities with the FHLB as well as the Federal Reserve and other banking institutions.  During the first quarter of 2010, average FHLB advances were $116.7 million and consisted of term advances with a variety of maturities.  The average interest rate on these advances was 3.49%.  The Bank currently has a maximum borrowing capacity with FHLB of approximately $60.0 million.  FHLB advances are collateralized by a pledge on the Bank’s portfolio of certain mortgage loans and a lien on the Bank’s FHLB stock.  In addition, the Bank has backup lines of credit available from other financial institutions, as well as the Federal Reserve, totaling approximately $203.7 million. Federal Reserve borrowings are collateralized by a pledge on certain commercial and commercial real estate loans and a lien on the Bank’s Federal Reserve stock.

Interest Rate Sensitivity

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.  The Corporation’s net interest rate sensitivity gap within one year including assets and liabilities of discontinued operations is a negative $108.1 million or 8.4% of total assets at March 31, 2010.  The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins.  Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income under various interest rate forecasts and scenarios.  Management has set acceptable limits of risk within its Asset Liability Committee policy and monitors the results of the simulations against these limits quarterly.  As of the most recent quarter-end, results are within policy limits and indicate an acceptable level of interest rate risk, except rate simulations quantifying the impact of an interest rate declines of 200 and 300 basis points. Given the historically low rate levels the Bank is currently operating in, Management believes it is very unlikely interest rates would decline 200 basis points or more in the future. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest rate sensitivity analysis as of March 31, 2010, and includes aggregated amounts from both continuing and discontinued operations:

		Two	Over
	Within	through	five	Non-rate
(Dollars in thousands)	one year (1)	five years (1)	Years (1)	Sensitive (1)	Total (1)
ASSETS
Federal funds sold and overnight investments	$1,062	$—	$—	$—	$1,062
Investment securities	30,145	14,704	20,447	—	65,296
Interest bearing deposits in banks	189,534	—	—	—	189,534
Loans held for sale	103,277	—	—	—	103,277
Net loans and leases	364,736	366,733	152,800	(22,464)	861,805
Cash and due from banks	—	—	—	16,866	16,866
Premises and equipment	—	—	—	21,641	21,641
Other assets	—	—	—	33,484	33,484
Total assets	$688,754	$381,437	$173,247	$49,527	$1,292,965

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$—	$—	$—	$153,601	$153,601
Interest bearing deposits	694,255	221,424	3,560	—	919,239
FHLB advances and other Borrowings	87,095	40,679	2,480	—	130,254
Subordinated debentures	15,465	—	5,330	—	20,795
Other liabilities	—	—	—	14,205	14,205
Capital	—	—	—	54,871	54,871
Total liabilities & capital	$796,815	$262,103	$11,370	$222,677	$1,292,965
Net interest rate sensitivity gap	$(108,061)	$119,334	$161,877	$(173,150)
Cumulative interest rate sensitivity gap	$(108,061)	$11,273	$173,150	$—
Cumulative interest rate sensitivity gap divided by total assets	(8.4)%	0.09%	13.4%

(1)          Amounts above are shown consolidated and do not exclude the balances related to the mortgage banking division’s discontinued operations.  Presentation with the exclusion of these balance sheet amounts was deemed not meaningful by management.

The nature of our current operations is such that we are not subject to foreign currency exchange or commodity price risk. However, the Bank is subject to interest rate risk with respect to its mortgage banking division. When the Bank contractually commits with a customer to an interest rate on a residential mortgage loan that it intends to sell, the Bank may be at risk that the value of the loan, when ultimately sold, will be less than par. To hedge this risk, the Bank enters into a derivative contract, primarily consisting of forward loan sale commitments. Additionally, our liquidity planning takes into account current risks in our mortgage banking operations. We sell residential mortgage loans to various secondary market investors under several agreements. In the event we breach certain requirements within these agreements, the investors have the ability to suspend or terminate the agreements. A suspension or termination could expose us to interest rate and liquidity risk, and also limit our ability to manage our balance sheet size and maintain compliance with regulatory capital guidelines. We are currently in default under these agreements due to our failure to file our audited financial statements within the specified timeframe, our failure to satisfy the IMCRs, and in certain cases the inclusion of a “going concern” explanatory paragraph in the auditors’ report regarding the consolidated financial statements. To date, two of the investors under these agreements have terminated their agreements with us. Additionally, other investors, to whom we sell nearly 88% of our loan production, have verbally indicated that although we are in breach of the above mentioned requirements, they will forebear the defaults for an unspecified period of time.

CAPITAL ADEQUACY

We are subject to Risk-Based Capital Guidelines adopted by the Federal Reserve for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum capital ratio thresholds. To be considered “well capitalized” banks must generally maintain a Tier I leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risked-based capital ratio of at least 10%. During the fourth quarter of 2009, the OCC advised management that the OCC had established new higher capital ratio requirements on the Bank (individual minimum capital ratios, or IMCRs) thereby requiring the Bank to maintain its Tier 1 leverage ratio at not less than 8%, its Tier 1 risk-based capital ratio at not less than 10% and its total risk-based capital ratio at not less than 12%. The Bank was required to achieve these new higher levels by December 31, 2009.

Our efforts to raise capital before the OCC’s deadline consummated in the definitive merger agreement with Tower Bancorp. As part of the merger agreement, Graystone Tower Bank increased our loan from $4 million, which was entered into on November 20, 2009, to up to a maximum of $26 million. We used the increased proceeds to make a capital contribution to the Bank in an effort to satisfy the capital requirements established by the OCC. The loan, as modified, is a non-revolving one year term loan bearing interest at the rate of 6% per annum, and is secured by a pledge of all of the common stock of the Bank. Additionally, under the definitive merger agreement, Graystone purchased $52.5 million in first lien residential real estate and commercial loan participations at a 1.5% discount in effort to assist the Bank in satisfying the IMCRs.

As of March 31, 2010, the Bank met the IMCR threshold for Tier 1 risk-based capital and total risk-based capital, but was below the IMCR thresholds for Tier 1 leverage.  The OCC may deem the Bank’s noncompliance to be an unsafe and unsound banking practice which may subject the Bank to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful. The Corporation’s and Bank’s risk-based capital ratios, shown below, have been computed in accordance with regulatory accounting policies.

	March 31,	December 31,	Current Requirements to remain “Well Capitalized”
	2010	2009	Requirements (*)
Corporation
Leverage Ratio	5.61%	5.71%	N/A
Tier I Capital Ratio	8.15%	7.79%	N/A
Total Risk-Based Capital Ratio	9.65%	9.16%	N/A
Bank
Leverage Ratio	7.71%	7.68%	8.00%
Tier I Capital Ratio	11.22%	10.47%	10.00%
Total Risk-Based Capital Ratio	12.48%	11.74%	12.00%

(*)           Ratios imposed by the OCC under the IMCRs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s assessment of its sensitivity to market risk since its presentation in the 2009 Annual Report. Please refer to Item 7A of the Corporation’s 2009 Annual Report for more information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-5(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weakness in our internal control over financial reporting as described below, management has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

As reported in our 2009 Annual Report, management conducted a thorough and methodical evaluation and testing of our internal controls over financial reporting as of December 31, 2009, which resulted in the identification of three material control weaknesses.  Management continues their ongoing efforts to correct and revise the existing processes surrounding these material weaknesses and additional changes will be implemented as determined necessary.

Allowance for Loan and Lease Losses

During the third quarter of 2009, management identified a material weakness in our internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. The Bank’s policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate allowance for loan and lease losses (‘‘ALLL’’). We also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not. Management concluded that the ALLL and the provision for loan and lease losses as of and for the three and six months ended June 30, 2009 should be increased by $3.5 million. As a result of the June 30, 2009 ALLL shortfall of $3.5 million, amounts originally recorded as provision for loan and lease losses for the three months ended September 30, 2009 were restated to the three month period ended June 30, 2009. This restatement created a material misstatement in the consolidated statements of operations for the three months ended September 30, 2009, as well as related footnote disclosures. During the fourth quarter of 2009 and subsequent to year-end, we began taking the steps described below to remediate the material weakness surrounding the ALLL as disclosed in our Amendment No. 1 to Form 10-Q/A for the periods ended June 30, 2009 and September 30, 2009.

Mark-to-Market Accounting of Mortgage Loans Held for Sale

Subsequent to year-end, management identified a material weakness in internal controls related to our process to review the valuation of mortgage loans held for sale. Mortgage loans held for sale represent mortgage loans originated by us and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated by us, the mortgage loan is typically warehoused for a period of time and then sold into the secondary market. While in this warehouse phase, mortgage loans held for sale are recorded at fair value under the fair value option with changes in fair value recognized through earnings. An error was identified in our process to properly identify a certain population of loans held for sale prior to sending the loan details to our third party valuation firm. As such, we erroneously excluded from the population to be fair valued, loans which were identified for sale but for which we were awaiting the consideration from the counterparty to complete the sales transaction. These particular loans were correctly classified as loans held for sale on the consolidated balance sheet; however, the unrealized gain associated with these loans was not reflected in the consolidated balance sheet and the statement of operations. This error resulted in an understatement in the carrying amount of loans held for sale for the quarters ended March 31, June 30 and September 30, 2009, as well as an understatement of net income for each quarter. As a result of this material weakness, the Bank increased net gains from mortgage banking by $1.2 million, $14 thousand and $2.7 million for the quarters ended March 31, June 30, and September 30, 2009, respectively. Additionally, in April 2010, management discovered another process error relating to the accounting for the mark-to-market of mortgage loans held for sale, which produced an additional increase in net gains from mortgage banking of $215 thousand as of December 31, 2009, which was correctly reflected in our financial statements for the year ended December 31, 2009. Accordingly, management concluded that these deficiencies constitute a material weakness in internal controls related to our process to review the valuation of mortgage loans held for sale.

Subsequent Events

In May 2010, management discovered an error related to our process of reviewing, accounting for and the reporting of subsequent events, which resulted in the improper application of GAAP. Specifically, $6.7 million of the provision for loan and lease losses, which was recorded subsequent to December 31, 2009, should have been recorded as of December 31, 2009. This error was correctly reflected in our financial statements for the year ended December 31, 2009.

Remediation of Material Weaknesses

Allowance for Loan and Lease Losses

During the fourth quarter 2009 and subsequent to year-end, management began taking steps to remediate the material weakness surrounding the Allowance for Loan and Lease Losses. The following steps have been completed as of the time of this filing:

•                  hired a seasoned Credit Administration and Credit Policy Officer to oversee, manage and train lending personnel

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

ITEM 1A.  RISK FACTORS

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes in the risk factors relevant to our operations, except as discussed below:

Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  It is impossible to predict when any final rules would be issued through any such rulemakings, and what the content of such rules will be.  The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the total repurchases made by the Company during the three months ended March 31, 2010:

Period	Total Number of Shares (or Units) Purchased (a) (1)	Average Price Paid per Share (or Unit) (b) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 1 to January 31, 2010	3,310	$9.85	—	—
February 1 to February 28, 2010	2,016	$10.07	—	—
March 1 to March 31, 2010	9,917	$10.34	—	—
Total	15,243	$10.09	—	—

(1)         Pursuant to the trust agreement between the Corporation and the trustee, these shares were repurchased from our 401(k) Plan. The purchase price was the average between the bid and the ask on the repurchase date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED.]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2010.

FIRST CHESTER COUNTY CORPORATION

/s/ John A. Featherman, III
John A. Featherman, III
Chairman, Chief Executive Officer & President
(Principal Executive Officer)

/s/ Eric A. Segal

Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 14, 2004.)
3.2	Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Corporation’s Form 8-A, filed October 22, 2009.)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.3 to the Corporation’s Form 8-A, filed October 22, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.