Form 10-Q
period 2010-06-30
FIRST CHESTER COUNTY CORP
filed 2010-08-18
CIK 744126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of Common Stock of the registrant as of August 10, 2010 was 6,318,611.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in this Quarterly Report on Form 10-Q, and in subsequent filings with the Securities and Exchange Commission (“SEC”).

i

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$19,306	$20,853
Federal funds sold and other overnight investments	806	1,721
Interest bearing deposits	23,638	124,107
Total cash and cash equivalents	43,750	146,681

Investment securities available-for-sale, at fair value	62,801	82,698

Loans and leases	867,478	901,889
Less: allowance for loan and lease losses	(21,534)	(23,217)
Net loans and leases	845,944	878,672

Premises and equipment, net	19,389	20,513
Deferred tax asset, net	357	2,593
Bank owned life insurance	1,510	1,474
Other real estate owned	1,414	3,692
Other assets	19,915	32,560
Discontinued assets (see Note 6):
Mortgage loans and related derivative instruments	169,126	205,150
Other discontinued assets held for sale	3,664	3,203
Total assets	$1,167,870	$1,377,236
LIABILITIES
Deposits
Non-interest-bearing	$161,760	$155,647
Interest-bearing (including certificates of deposit over $100 thousand of $178,679 and $250,757 at June 30, 2010 and December 31, 2009, respectively)	830,207	954,653
Total deposits	991,967	1,110,300
Federal Home Loan Bank advances and other borrowings	83,302	172,897
Subordinated debentures	20,795	20,795
Other liabilities	12,176	13,097
Discontinued liabilities (see Note 6)	4,078	3,245
Total liabilities	$1,112,318	$1,320,334

EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; outstanding, 6,354,475 at June 30, 2010 and December 31, 2009	$6,354	$6,354
Additional paid-in capital	23,772	23,678
Retained earnings	24,122	25,753
Accumulated other comprehensive income (loss)	177	(499)
Treasury stock, at cost: 35,374 shares and 13,702 shares at June 30, 2010 and December 31, 2009, respectively	(443)	(209)
Total First Chester County Corporation stockholders’ equity	53,982	55,077
Non-controlling interests	1,570	1,825
Total equity	$55,552	$56,902

Total liabilities and equity	$1,167,870	$1,377,236

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands - except per share)	2010	2009	2010	2009

INTEREST INCOME
Loans and leases, including fees	$12,071	$13,367	$24,442	$26,576
Investment securities	463	996	894	2,227
Federal funds sold and deposits in banks	72	13	191	35
Total interest income	12,606	14,376	25,527	28,838

INTEREST EXPENSE
Deposits	2,576	3,105	5,518	6,973
Subordinated debt	276	252	547	426
Federal Home Loan Bank and other borrowings	992	1,514	2,426	2,973
Total interest expense	3,844	4,871	8,491	10,372

Net interest income	8,762	9,505	17,036	18,466
Provision for loan and lease losses	132	5,084	398	6,471
Net interest income after provision for loan and lease losses	8,630	4,421	16,638	11,995

NON-INTEREST INCOME
Wealth management and advisory services	1,100	1,048	1,989	1,966
Service charges on deposit accounts	579	659	1,165	1,291
Gains on sales and calls of investment securities, net	1	89	1	1
Operating lease rental income	247	345	504	685
Net (loss) gains on the sale of fixed assets and OREO	(27)	72	(75)	117
Write down of other real estate owned	—	—	(1,333)	—
Bank owned life insurance	18	13	36	26
Other	561	496	1,205	1,081
Total non-interest income	2,479	2,722	3,492	5,167

NON-INTEREST EXPENSE
Salaries and employee benefits	3,528	4,894	7,110	10,127
Occupancy, equipment and data processing	1,677	1,823	3,429	3,599
Depreciation expense on operating leases	199	290	407	570
FDIC deposit insurance	670	1,062	1,340	1,475
Bank shares tax	239	232	478	467
Professional services	2,695	832	4,510	1,408
Marketing	151	446	376	620
Other real estate expense	1	10	61	15
Communications expense	150	240	340	452
Other	1,425	1,005	2,308	1,920
Total non-interest expense	10,735	10,834	20,359	20,653
Income (loss) from continuing operations before income taxes	374	(3,691)	(229)	(3,491)
INCOME TAXES	—	(780)	—	(787)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	374	(2,911)	(229)	(2,704)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of taxes of $0 for the three and six months ended June 30, 2010 and $524 thousand and $2.0 million for the three and six months ended June 30, 2009, respectively	449	3,482	(549)	6,833
Less: Net income attributable to non-controlling interests	654	633	853	870
Net (loss) income attributable to discontinued operations	$(205)	$2,849	$(1,402)	$5,963
NET INCOME (LOSS) INCOME ATTRIBUTABLE TO FIRST CHESTER COUNTY CORPORATION	$169	$(62)	$(1,631)	$3,259

PER SHARE DATA
Net income (loss) per share from continuing operations (Basic)	$0.06	$(0.46)	$(0.04)	$(0.43)
Net income (loss) per share from continuing operations (Diluted)	$0.06	$(0.46)	$(0.04)	$(0.43)
Net (loss) income per share from discontinued operations (Basic)	$(0.03)	$0.45	$(0.22)	$0.95
Net (loss) income per share from discontinued operations (Diluted)	$(0.03)	$0.45	$(0.22)	$0.95
Net income (loss) per share attributable to First Chester County Corporation (Basic)	$0.03	$(0.01)	$(0.26)	$0.52
Net income (loss) per share attributable to First Chester County Corporation (Diluted)	$0.03	$(0.01)	$(0.26)	$0.52
Dividends declared	$—	$0.14	$—	$0.28

Basic weighted average shares outstanding	6,320,546	6,268,195	6,328,446	6,255,295

Diluted weighted average shares outstanding	6,320,546	6,268,195	6,328,446	6,255,295

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
OPERATING ACTIVITIES
Net (loss) income attributable to First Chester County Corporation	$(1,631)	$3,259
Net income attributable to non-controlling interests	853	870
Net (loss) income including non-controlling interests	$(778)	$4,129
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,536	1,835
Provision for loan and lease losses	398	6,471
Amortization of investment security premiums and accretion of discounts, net	234	182
Amortization of deferred loan fees	(1,050)	(1,099)
Gains on sales and calls of investment securities available for sale, net	(1)	(1)
Net gains (losses) from sales of fixed assets and OREO	75	(117)
Write down of other real estate owned	1,333	—
Net gain from mortgage banking activities	(22,988)	(25,439)
Proceeds from the sale of mortgage loans held for sale	553,157	1,218,374
Origination of mortgage loans held for sale	(494,230)	(1,435,744)
Net cash paid for the settlement of derivative contracts	(516)	(1,005)
Stock-based compensation expense	64	100
Decrease (increase) in deferred tax asset	1,887	(29)
Decrease (increase) in other assets	10,527	(7,116)
Increase in other liabilities	765	6,632

Net cash provided by (used in) operating activities	50,413	(232,827)

INVESTING ACTIVITIES
Net decrease (increase) in loans	33,380	(8,010)
Proceeds from sales of investment securities available-for-sale	—	30,333
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	21,403	6,867
Purchases of investment securities available-for-sale	(713)	(5,786)
Proceeds from the sale of OREO	2,191	1,475
Purchase of premises and equipment	(502)	(3,281)
Proceeds from the sale of premises and equipment	137	—

Net cash provided by investing activities	55,896	21,598

FINANCING ACTIVITIES
Change in subsidiary’s shares from non-controlling interest	(1,108)	(552)
Increase in short term Federal Home Loan Bank and other short term borrowings	10,000	145,000
Increase in long term Federal Home Loan Bank and other borrowings	—	48,300
Repayment of long term Federal Home Loan Bank and other borrowings	(99,595)	(59,097)
Proceeds from issuance of subordinated debentures	—	5,330
Net (decrease) increase in deposits	(118,333)	241
Cash dividends paid	—	(874)
Net treasury stock transactions	(204)	90

Net cash (used in) provided by financing activities	(209,240)	138,438

NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,931)	(72,791)

Cash and cash equivalents at beginning of period	146,681	95,150

Cash and cash equivalents at end of period	$43,750	$22,359

Supplementary cash flow information:
Interest paid	$9,643	$6,300
Income taxes paid	$—	$50
Loans transferred to real estate owned	$1,137	$1,117

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid -in	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling	Total	Comprehensive
(Dollars in thousands)	Shares	Par Value	Capital	Earnings	Income (loss)	Stock	Interest	Equity	Income

Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	$1,485	$85,317

Cumulative effect adjustment under ASC 860-50	—	—	—	240	—	—	—	240
Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557

Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(552)	(552)
Net income	—	—	—	3,259	—	—	870	4,129	$4,129
Cash dividends declared	—	—	—	(1,749)	—	—	—	(1,749)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized gains on investment securities available-for-sale	—	—	—	—	888	—	—	888	888
Treasury stock transactions	—	—	(1,316)	—	—	1,406	—	90
Stock based compensation	—	—	100	—	—	—	—	100
Total comprehensive income									$5,017

Balance June 30, 2009	6,331,975	$6,332	$23,492	$59,649	$(2,404)	$(409)	$1,803	$88,463

Balance January 1, 2010	6,354,475	$6,354	$23,678	$25,753	$(499)	$(209)	$1,825	$56,902

Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(1,108)	(1,108)
Net (loss) income	—	—	—	(1,631)	—	—	853	(778)	$(778)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized gains on investment securities Available-for-sale	—	—	—	—	676	—	—	676	676
Treasury stock transactions	—	—	30	—	—	(234)	—	(204)
Share based compensation	—	—	64	—	—	—	—	64
Total comprehensive loss									$(102)

Balance June 30, 2010	6,354,475	$6,354	$23,772	$24,122	$177	$(443)	$1,570	$55,552

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Summary of Significant Accounting Policies

Basis of presentation

The foregoing unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Certain prior period amounts have been reclassified to conform to current year presentation, which includes reclassifications for discontinued operations (see Note 6 for discontinued operations disclosure and Note 12 for earnings (loss) per share).  Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 Annual Report”).

Prior to January 1, 2010, our business was conducted through two primary segments, community banking and mortgage banking.  During the first quarter 2010, we announced the potential sale of our American Home Bank (“AHB”) mortgage banking segment.  Accordingly, the mortgage banking operations related to this segment have been reclassified, and are now presented as discontinued operations in the consolidated statements of operations.  Certain assets and liabilities of this former segment are presented as discontinued assets held for sale.  The statements of cash flows are presented on a consolidated basis, including both continuing and discontinued operations.  The notes to the consolidated financial statements have been adjusted to exclude discontinued operations unless otherwise noted.  Footnote segment disclosures are not provided.  Refer to Note 6 of the accompanying consolidated financial statements for information related to discontinued operations.

The consolidated financial statements include the accounts of First Chester County Corporation (“First Chester” or the “Corporation”)  and First National Bank of Chester County (the “Bank”).  All material intercompany balances and transactions have been eliminated in consolidation.

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

As further described in Note 5, on October 16, 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of the Comptroller of the Currency (“OCC”). The OCC also mandated higher individual minimum capital ratios (“IMCRs”), which the Bank was required to achieve by December 31, 2009. Continued operations may depend on the Corporation’s ability to comply with the terms of the MOU, the IMCRs and the closing of the pending merger with Tower Bancorp, Inc. (“Tower”). For the year ended December 31, 2009, the Corporation incurred a net loss from operations, primarily from the higher provisions for loan losses due to increased levels of non-performing assets, the write-off of goodwill and the establishment of a valuation allowance on the deferred tax assets. Our efforts to raise capital to comply with the IMCRs prior to the deadline ultimately resulted in the planned merger with Tower, as described in Note 3 below, which was announced on December 28, 2009. In addition, in efforts to conserve capital, we elected to reduce and subsequently suspend our cash dividends on our common stock beginning with the third quarter of 2009. However, despite the above efforts, as of March 31, 2010 and December 31, 2009, the Bank was below certain IMCR thresholds.  The Corporation is in compliance with the IMCRs as of June 30, 2010, as further discussed in Note 5.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

4.            Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. ASU No. 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but will not impact the Corporation’s financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors.  The Corporation adopted the guidance for the interim period ending June 30, 2010 with no impact on the Corporation’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB Accounting Standards Codifications (ASC) 820, “Fair Value Measurements and Disclosures”: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Corporation adopted the guidance on January 1, 2010, and the guidance did not have an impact on the Corporation’s financial condition or results of operations.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Additionally, in November 2009, the Bank was advised that the OCC established IMCRs for the Bank higher than the capital ratios generally applicable to banks under current regulations. In the case of the Bank, the OCC established IMCRs requiring a Tier 1 leverage ratio of at least eight percent (8%), a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%) which the Bank was required to achieve by December 31, 2009. The Corporation’s efforts to raise capital prior to the deadline ultimately resulted in the planned merger with Tower Bancorp, which was announced on December 28, 2009.  During the fourth quarter of 2009, the Corporation also received notice from the Federal Reserve, its primary regulator, that the Federal Reserve must approve any dividends to be paid in advance of the declaration or payment of the dividend.

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

As set forth in the tables below, as of June 30, 2010, the Bank met the IMCR thresholds for all capital ratios, but as of December 31, 2009, the Bank was below the IMCR thresholds for Tier 1 leverage and total risk-based capital.

					To Be Well
					Capitalized Under
			For Capital		Individual Minimum
	Actual		Adequacy Purposes		Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Leverage Ratio
Corporation	73,765	6.03%	48,916	>4.00%	N/A	N/A
Bank	102,574	8.40%	48,833	>4.00%	97,665	>8.00%

Tier I Capital Ratio
Corporation	73,765	8.09%	36,469	>4.00%	N/A	N/A
Bank	102,574	11.27%	36,395	>4.00%	90,986	>10.00%

Total Risk Based Capital Ratio
Corporation	87,635	9.61%	72,938	>8.00%	N/A	N/A
Bank	114,106	12.54%	72,789	>8.00%	109,184	>12.00%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

					To Be Well
					Capitalized Under
			For Capital		Individual Minimum
	Actual		Adequacy Purposes		Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Leverage Ratio
Corporation	76,459	5.71%	53,522	>4.00%	N/A	N/A
Bank	102,617	7.68%	53,472	>4.00%	106,943	>8.00%

Tier I Capital Ratio
Corporation	76,459	7.79%	39,262	>4.00%	N/A	N/A
Bank	102,617	10.47%	39,203	>4.00%	98,008	>10.00%

Total Risk Based Capital Ratio
Corporation	89,936	9.16%	78,525	>8.00%	N/A	N/A
Bank	115,035	11.74%	78,407	>8.00%	117,610	>12.00%

Dividend Restrictions

The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank’s net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock, subject to the further limitations that a national bank can pay dividends only to the extent that the payment of such dividends would not cause the Bank to become “undercapitalized” (as defined under federal law).  There were no dividends declared or payable by the Bank as of June 30, 2010.

During the fourth quarter of 2009, the Corporation received notice from the Federal Reserve Board that the Federal Reserve must approve any dividends to be paid by the Corporation in advance of the declaration or payment of the dividend.  The Corporation announced during the first quarter 2010 that it will not be paying any dividends prior to the completion of the proposed merger. There were no dividends declared or payable by the Corporation as of June 30, 2010.

6.            Discontinued Assets Held for Sale and Discontinued Operations

On March 4, 2010, the Corporation and Tower, entered into an amendment to the Merger Agreement, which provides for the merger of the Bank with and into Graystone, with Graystone as the surviving institution. Graystone and the Bank entered into a Bank Plan of Merger on March 4, 2010. The amendment additionally provides for the potential sale of the AHB division at or prior to the consummation of the Merger.  The Corporation has engaged a financial advisor to assist in the sale of the AHB division.

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

In determining whether the Corporation met the conditions for a qualified plan of sale, management considered the relevant accounting guidance and concluded that the “held for sale” conditions were met during the first quarter 2010. Management determined that the Corporation will exit significant mortgage banking activities after the sale of AHB and, as such, certain assets and liabilities of the Corporation’s mortgage banking operations will be presented as discontinued assets held for sale and the results of operations directly related to mortgage banking activity will be presented as discontinued operations for the quarter ended March 31, 2010, and for all future periods.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loans held for sale and related derivative instruments are shown as a separate disposal group separate from other AHB assets.  Based on discussions with interested third parties to date, management anticipates that these assets, although discontinued from the Corporation’s future business model most likely will not be sold in the transaction as described above.  These assets although directly related to the mortgage banking segment’s operations are to be sold by the Corporation in the normal course of business shortly after the close of a potential sale transaction.  The Corporation does not expect to originate significant loans held for sale after the completion of the sale of its mortgage banking operations.

The remaining assets, disposal group 2, will likely be sold as indicated in the amended Merger Agreement noted above. The carrying value of these assets are required to be at the lower of their carrying value or fair market value less costs to sell, and depreciation and amortization expense associated with assets held-for-sale ceases.

	June 30,	December 31,
	2010	2009
Disposal Group 1
Loans held for sale, at fair value	$166,818	$202,757
Derivative instruments, at fair value	2,308	2,393
Total assets	$169,126	$205,150

Fair value of derivative instruments	$331	$—
Total liabilities	$331	$—

Disposal Group 2
Premises and equipment	$2,007	$1,956
Other miscellaneous assets	1,657	1,247
Total assets	$3,664	$3,203

Accounts payable and accrued liabilities	$3,747	$3,245
Total liabilities	$3,747	$3,245

Results of operations for discontinued operations for the three and six months ended June 30, 2010 and 2009 are presented below.

	Three Months Ended
	June 30,
	2010	2009
Interest income (1)	$1,491	$3,099
Interest expense (2)	380	881
Net interest income	1,111	2,218
Non-interest income	13,280	15,280
Non-interest expense	13,942	13,492
Income before income taxes	449	4,006
Income taxes	—	524
Net income prior to non-controlling interest	$449	$3,482
Less: Net income attributable to non-controlling interest	$654	$633
(Loss) income from discontinued operations, net of taxes	$(205)	$2,849

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Interest income (1)	$2,686	$4,944
Interest expense (2)	728	1,561
Net interest income	1,958	3,383
Non-interest income	23,473	28,242
Non-interest expense (3)	25,980	22,804
(Loss) income before income taxes	(549)	8,821
Income taxes	—	1,988
Net (loss) income prior to non-controlling interest	$(549)	$6,833
Less: Net income attributable to non-controlling interest	$853	$870
(Loss) income from discontinued operations, net of taxes	$(1,402)	$5,963

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

(2)          Interest expense of the mortgage banking segment is based on management’s internal methodology of allocating consolidated interest expense of the Corporation’s existing funding sources to the mortgage banking segment’s assets directly related to discontinued loans held for sale and certain discontinued non-interest earning assets held for sale.  This allocation methodology is consistent with management’s previous segment reporting policies, however, it excludes any funding costs attributable to the Corporation’s residential and construction loans held for investment that were previously disclosed as part of the results of operations of the mortgage banking segment.  Imputed interest expense of the mortgage banking segment is shown as part of the consolidated statement of operations as deposit and Federal Home Loan Bank (“FHLB”) advances and other borrowings interest expense.  To properly report the net loss (income) from discontinued operations, interest expense from deposits of $347 thousand and $665 thousand and interest expense from FHLB advances and other borrowings of $33 thousand and $63 thousand for the three and six month periods ending June 30, 2010, respectively, was reclassified from the Corporation’s continuing operations on the consolidated statements of operations to interest expense from discontinued operations.  Interest expense from deposits of $778 thousand and $1.4 million and interest expense from FHLB advances and other borrowings of $103 thousand and $180 thousand for the three and six month periods ending June 30, 2009, respectively, was reclassified from the Corporation’s continuing operations on the consolidated statements of operations to interest expense from discontinued operations.

(3)          Non-interest expense includes a $500 thousand charge recorded in the first quarter 2010 resulting from anticipated investment banking, legal and audit fees directly related to the potential sale of AHB.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

•                  Other Equity Securities — Consists primarily of equity securities of the Federal Reserve and the Federal Home Loan Bank.

The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation’s available-for-sale securities at June 30, 2010 and December 31, 2009 are summarized as follows:

June 30, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US Treasury	$5,002	$16	$—	$5,018
US Government agency notes	2,005	1	—	2,006
US Government agency mortgage-backed securities	31,076	1,197	(20)	32,253
Collateralized mortgage obligations - Residential	1,113	4	(106)	1,011
Collateralized mortgage obligations - Commercial	1,003	—	(87)	916
State and municipal	3,270	49	—	3,319
Corporate debt securities	7,048	—	(826)	6,222
Bank equity securities	525	59	(19)	565
Other equity securities	11,491	—	—	11,491
Totals	$62,533	$1,326	$(1,058)	$62,801

December 31, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

US Treasury	$20,003	$13	$—	$20,016
US Government agency notes	2,040	7	—	2,047
US Government agency mortgage-backed securities	36,193	902	(100)	36,995
Collateralized mortgage obligations - Residential	1,249	—	(251)	998
Collateralized mortgage obligations - Commercial	1,004	—	(196)	808
State and municipal	4,542	52	—	4,594
Corporate debt securities	7,056	—	(1,191)	5,865
Bank equity securities	525	50	(42)	533
Other equity securities	10,842	—	—	10,842
	$83,454	$1,024	$(1,780)	$82,698

The amortized cost and estimated fair value of debt securities classified as available-for-sale at June 30, 2010, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$5,949	$5,980
Due after one year through five years	9,887	9,436
Due after five years through ten years	500	506
Due after ten years	989	643
	17,325	16,565
Mortgage-backed securities and CMOs	33,192	34,180
Bank equity and other equity securities	12,016	12,056
	$62,533	$62,801

During the six months ended June 30, 2010, there were no sales of investment securities available for sale. Proceeds from the sale of investment securities available for sale for the three months ended June 30, 2009 were $18.5 million.  Gross gains from the sale of investment securities for the three months ended June 30, 2009 were $89 thousand.  The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law were $50.8 million at June 30, 2010 and $71.4 million at December 31, 2009. Other than US government agency mortgage back securities, there were no securities held from a single issuer that represented more than 10% of stockholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 months			12 months or longer		Total
(Dollars in thousands)	Number
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses
US Government agency mortgage-backed securities	2	$3,465	$(20)	$—	$—	$3,465	$(20)

Collateralized mortgage obligations — Residential	1	—	—	569	(106)	569	(106)
Collateralized mortgage obligations — Commercial	1	—	—	1,003	(87)	1,003	(87)

Corporate debt securities	6	987	(13)	5,235	(813)	6,222	(826)

Bank equity securities	2	—	—	235	(19)	235	(19)

Total temporarily impaired investment securities	12	$4,452	$(33)	$7,042	$(1,025)	$11,494	$(1,058)

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

Other than Temporary Impairment

In accordance with ASC 320-10, “Investments — Debt and Equity Securities,” the Corporation evaluates its securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment, that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Corporation has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Corporation does not expect to recover the entire amortized cost basis of the security.  Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. There were no impairments recorded during the six months ended June 30, 2010 and 2009 on available for sale securities.

Specific conclusions for each category of securities with an unrealized loss position and where management believed an other than temporary impairment analysis was warranted are summarized below:

CMO — Residential and Commercial

There are a total of two private label CMO securities that had unrealized loss positions at June 30, 2010. One of the securities had a AA- rating from S&P, and the other had a B- rating from S&P. All contractual cash flows have been received on these securities. All of these issuances have subordinated tranches supporting principal. In addition, we conducted due diligence of publicly available information regarding these securities and no material information came to our attention that would indicate an inability to recover our basis in these securities. We reviewed and considered information about the underlying collateral as well information provided by our professional investment advisors. This information indicated likelihood that subordinate tranches of the CMO provide sufficient protection to the Bank’s senior tranches such that management can conclude that the probability of suffering a principal loss is unlikely. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Corporate Debt Securities

There are a total of six securities in this category that had unrealized loss positions at June 30, 2010. All of these securities are obligations of well-known, established companies or subsidiaries thereof. All contractual cash flows have been received on these securities. Depreciation on three of the securities accounted for 91% of the total depreciation in this category. For these three securities management reviewed rating agency information

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and noted that all three securities had below investment grade ratings.  Current news and filings as well as the length and duration of the depreciation was also reviewed and management concluded that there was no information that would indicate a going concern or other issue that would impair our ability to recover our cost basis. Management performed additional analysis, which included reviewing analysis from our third party investment advisor as well as current news and filings. The conclusion drawn from this information was that there was no information that indicated a going concern or other issue that would impair our ability to recover our cost basis. Because the Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

8.            Loans and Leases

The following charts present information about major loan classifications as well as impaired loans and lease balances as of June 30, 2010 and December 31, 2009:

June 30, 2010

				Specific
		Impaired	Number of	Allowance
	Loan	Loan	Impaired	on Impaired
(Dollars in thousands)	Balance	Balance	Loans	Loans

Commercial loans	$312,533	$18,215	54	$2,615
Real estate — commercial	258,350	19,198	15	2,203
Real estate — commercial construction	56,629	13,242	12	286
Real estate — residential	93,715	2,524	9	826
Real estate — residential construction	31,695	844	2	348
Consumer loans	113,531	1,517	37	262
Lease financing receivables	1,025	89	3	89

Totals	$867,478	$55,629	132	$6,629

Unearned income included in the carrying amount of the loan balances above was $772 thousand at June 30, 2010.  The amount of deposit account overdrafts classified as loans above totaled $146 thousand at June 30, 2010.

The non-accrual loan and lease balance was $37.0 million at June 30, 2010. The approximate gross interest income that would have been recorded for the three and six months ending June 30, 2010 if the $37.0 million in non-accrual loans had been current in accordance with their original terms was $533 thousand and $859 thousand, respectively. The actual amount of interest income included in net income as of the three and six months ended June 30, 2010 on these loans was $2 and $35 thousand, respectively  resulting from interest earned prior to the loans being placed on non-accrual status.

December 31, 2009

				Specific
		Impaired	Number of	Allowance
	Loan	Loan	Impaired	on Impaired
(Dollars in thousands)	Balance	Balance	Loans	Loans

Commercial loans	$334,286	$13,269	35	$1,029
Real estate — commercial	261,643	12,071	11	3,637
Real estate — commercial construction	66,204	8,786	8	135
Real estate — residential	88,024	2,601	7	644
Real estate — residential construction	29,387	2,137	7	874
Consumer loans	120,767	2,596	42	1,148
Lease financing receivables	1,578	167	8	55

Totals	$901,889	$41,627	118	$7,522

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following chart presents changes in the allowance for loan and lease losses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$22,464	$11,263
Provision charged to operating expenses	132	5,084
Recoveries	141	104
Loans charged-off	(1,303)	(924)
Allowance adjustment — Other	100	1
Balance at end of Period	$21,534	$15,528

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$23,217	$10,335
Provision charged to operating expenses	398	6,471
Recoveries	278	249
Loans charged-off	(2,529)	(1,366)
Allowance adjustment — Other	170	(161)
Balance at end of Period	$21,534	$15,528

9.             Income Taxes

The Corporation has not recorded an income tax benefit for its net operating loss for the six month period ended June 30, 2010. At June 30, 2010 the valuation allowance against the Corporation’s deferred tax asset increased to $8.4 million from $7.5 million at December 31, 2009. The valuation allowance is recorded against a portion of the Corporation’s deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for amounts available for carry back claims.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.     Other Real Estate Owned

Other real estate owned (“OREO”) represents property owned by the Bank following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant.  Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or losses are included in the Corporation’s results of operations. In June 2010, the Corporation sold eight other real estate owned properties to one buyer.  A charge of $1.3 million was recorded during the first quarter 2010 to reduce the carrying amount of these assets to an amount that reflects the realizable value of these properties based on the actual sales price.

The following table summarizes properties held as OREO as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	Number of properties	December 31, 2009	Number of properties
Land	$389	4	$49	1
Residential 1-4 family	1,025	6	3,643	15
Total	$1,414	10	$3,692	16

11.     Other Assets

During the first quarter of 2010, the Corporation received cash proceeds in full payment of an $8.7 million receivable recorded in other assets during the year ended December 31, 2009, which related to a former BOLI policy which the Bank had surrendered in 2008.  The Corporation also received an income tax refund of $3.1 million during the second quarter of 2010 which was recorded as a receivable in other assets at December 31, 2009.

12.     Borrowings

At June 30, 2010, the Bank had borrowings totaling $83.3 million compared to $172.9 million at December 31, 2009. During the first half of 2010 borrowings from the FHLB decreased $89.3 million to $54.5 million as compared to December 31, 2009. Scheduled maturities of $42.5 million and prepayments of $56.7 million net of advances of $10.0 million during the six months ended June 30, 2010 totaled $89.2 million. The remaining decrease was due to amortization.

The Corporation deferred its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $20.8 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September 2010.  The terms of the junior subordinated notes and the related trust indentures allow the Corporation to defer such payments of interest for up to 20 consecutive quarterly periods without default.  During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Corporation may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.     Earnings (Loss) per Share

Three Months ended June 30, 2010

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic income from continuing operations per share
Net income from continuing operations	$374	6,320,546	$0.06
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income from continuing operations available to common stockholders	$374	6,320,546	$0.06

Basic loss from discontinued operations per share
Net loss from discontinued operations	$(205)	6,320,546	$(0.03)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss from discontinued operations available to common stockholders	$(205)	6,320,546	$(0.03)

Basic income available to common stockholders per share
Net income available to common stockholders	$169	6,320,546	$0.03
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income available to common stockholders	$169	6,320,546	$0.03

(1)          226,720 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Three Months ended June 30, 2009

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic loss from continuing operations per share
Net loss from continuing operations	$(2,911)	6,268,195	$(0.46)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss from continuing operations available to common stockholders	$(2,911)	6,268,195	$(0.46)

Basic income from discontinued operations per share
Net income from discontinued operations	$2,849	6,268,195	$0.45
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income from discontinued operations available to common stockholders	$2,849	6,268,195	$0.45

Basic loss available to common stockholders per share
Net loss available to common stockholders	$(62)	6,268,195	$(0.01)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss available to common stockholders	$(62)	6,268,195	$(0.01)

(1)          289,047 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Six Months ended June 30, 2010

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic loss from continuing operations per share
Net loss from continuing operations	$(229)	6,328,446	$(0.04)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss from continuing operations available to common stockholders	$(229)	6,328,446	$(0.04)

Basic loss from discontinued operations per share
Net loss from discontinued operations	$(1,402)	6,328,446	$(0.22)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss from discontinued operations available to common stockholders	$(1,402)	6,328,446	$(0.22)

Basic loss available to common stockholders per share
Diluted net loss available to common stockholders	$(1,631)	6,328,446	$(0.26)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss available to common stockholders	$(1,631)	6,328,446	$(0.26)

(1) 226,720 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

Six Months ended June 30, 2009

	Income
	(thousands)	Shares (1)	Per Share
	(numerator)	(denominator)	Amount
Basic loss from continuing operations per share
Net income from continuing operations	$(2,704)	6,255,295	$(0.43)
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net loss from continuing operations available to common stockholders	$(2,704)	6,255,295	$(0.43)

Basic income from discontinued operations per share
Net income from discontinued operations	$5,963	6,255,295	$0.95
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income from discontinued operations available to common stockholders	$5,963	6,255,295	$0.95

Basic income available to common stockholders per share
Net income available to common stockholders	$3,259	6,255,295	$0.52
Effect of dilutive securities
Options to purchase common stock	—	—	—
Diluted net income available to common stockholders	$3,259	6,255,295	$0.52

(1) 289,047 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.     Comprehensive Income

Components of comprehensive income are presented in the following charts:

	Three Months Ended
	June 30,
Dollars in thousands	2010	2009
Unrealized gains on securities:
Unrealized gains arising in period	$225	$1,869
Reclassification adjustment	1	89
Net unrealized gains	226	1,958
Other comprehensive income before taxes	226	1,958
Income tax expense	(77)	(666)
Other comprehensive income	149	1,292
Net income including non-controlling interests	823	571
Comprehensive income	972	1,863
Less comprehensive income attributable to non- controlling interests	654	633
Comprehensive income for First Chester County Corporation	$318	$1,230

	Six Months Ended
	June 30,
Dollars in thousands	2010	2009
Unrealized gains on securities:
Unrealized gains arising in period	$1,023	$1,345
Reclassification adjustment	1	1
Net unrealized gains	1,024	1,346
Other comprehensive income before taxes	1,024	1,346
Income tax expense	(348)	(458)
Other comprehensive income	676	888
Net (loss) income including non-controlling interests	(778)	4,129
Comprehensive (loss) income	(102)	5,017
Less comprehensive income attributable to non- controlling interests	853	870
Comprehensive (loss) income for First Chester County Corporation	$(955)	$4,147

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

Level 2 Valuation Techniques and Inputs for Investment Securities

The majority of the Corporation’s investment securities are reported at fair value utilizing Level 2 inputs. The valuations for U.S. Government agency securities, U.S. Government agency mortgage backed securities, residential and commercial CMO’s, and corporate debt securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors.

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

Level 3 Valuation Techniques and Inputs for Investment Securities

Other equity securities are primarily comprised of Federal Home Loan Corporation (“FHLB”) and Federal Reserve Board (“FRB”) stock.  The Corporation is required to purchase and hold stock in the FHLB and FRB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB, FRB or to another member institution, and all sales must be at par. As a result of these restrictions, these equity securities are unlike other investment securities insofar as there is no trading market and the transfer price is determined by membership rules and not by market participants.  Accordingly, the Corporation’s valuation for these securities is estimated at its par value.

Mortgage Servicing Rights (“MSRs”): To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 12.5%, prepayment speeds ranging from 6.7% to 50.8% depending on the stratification of the specific right, and a weighted average default rate of 0.9%. The Corporation records the MSR as a recurring Level 3.

The Corporation had no transfers in or out of Level 1 and Level 2 during the six month period ended June 30, 2010.

The table below presents the balance of assets and liabilities from continuing operations at June 30, 2010 and December 31, 2009, measured at fair value on a recurring basis:

(Dollars in thousands)
June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale:
U.S. Treasury	$5,018	$—	$—	$5,018
U.S. Government agency	—	2,006	—	2,006
U.S. Government agency mortgage-backed securities	—	32,253	—	32,253
CMO — Residential	—	1,011	—	1,011
CMO — Commercial	—	916	—	916
State and municipal	—	3,319	—	3,319
Corporate debt securities	—	6,222	—	6,222
Bank equity securities	3	562	—	565
Other equity securities	—	—	11,491	11,491
Mortgage servicing rights	—	—	534	534

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale:
U.S. Treasury	$20,016	$—	$—	$20,016
U.S. Government agency	—	$2,047	—	2,047
U.S. Government agency mortgage-backed securities	—	36,995	—	36,995
CMO — Residential	—	998	—	998
CMO — Commercial	—	808	—	808
State and municipal	—	4,594	—	4,594
Corporate debt securities	—	5,865	—	5,865
Bank equity securities	3	530	—	533
Other equity securities	—	—	10,842	10,842
Mortgage servicing rights	—	—	575	575

Assets Measured at Fair Value on a Nonrecurring Basis

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed as follows. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Loans and leases:  The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with ASC 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010 substantially all of the impaired loans were evaluated based on the fair value of the collateral less costs to sell. In accordance with ASC 820-10 impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3.  The Bank’s policies require loan officers to regularly review accounts. Consistent with OCC guidance appraisals are updated as warranted based on specific facts and circumstances. Appraisals are also updated whenever a loan becomes criticized or classified.

OREO: OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or Management’s estimation of the value of the collateral. The Corporation records the foreclosed asset as nonrecurring Level 3.

The table below presents the balance of assets and liabilities from continuing operations at June 30, 2010 and December 31, 2009, measured at fair value on a nonrecurring basis:

(Dollars in thousands)
June 30, 2010	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$—	$—	$49,000	$49,000
OREO	—	—	1,414	1,414

(Dollars in thousands)
December 31, 2009	Level 1	Level 2	Level 3	Total

Impaired loans & leases	$—	$—	$34,105	$34,105
OREO	—	—	3,692	3,692

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Disclosures about financial instruments

The table below presents the rollforward of assets from continuing operations that are valued using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

(Dollars in thousands)	Mortgage Servicing Rights	Investments
Beginning balance	$575	$10,842
Total gains realized/unrealized:
Included in earnings	(41)	—
Included in other comprehensive loss	—	—
Purchases	—	713
Maturities/amortizations	—	(64)
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—
Ending Balance	$534	$11,491

The estimated fair values and carrying amounts of the assets and liabilities from continuing operations are summarized as follows:

	June 30, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
(Dollars in thousands)	Fair Value	Amount	Fair Value	Amount
Financial Assets
Cash and cash equivalents	$43,750	$43,750	$146,681	$146,681
Investment securities available-for-sale	62,801	62,801	82,698	82,698
Gross loans and leases	830,310	867,478	866,754	901,889
Mortgage servicing rights	534	534	575	575

Financial Liabilities
Deposits with no stated maturities	555,407	555,407	594,278	594,278
Deposits with stated maturities	440,671	436,560	518,642	516,022
FHLB and other borrowings	85,455	83,302	175,904	172,897
Subordinated debentures	14,870	20,795	12,410	20,795

Off-Balance-Sheet
Commitments to extend credit and outstanding letters of credit	132,359	132,359	205,468	205,468

16.     Accounting for Stock-Based Compensation Plans

At June 30, 2010, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation’s common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150,000 shares of restricted stock to employees. During the six months ended June 30, 2010 the Corporation granted no shares of restricted stock under this plan. These restricted stock grants are subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events.  A summary of the Corporation’s unvested restricted shares is as follows:

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except shares, and per share data)	Shares	Grant Date Fair Value		Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2010	54,474		$10.57	$503
Granted	—	$
Vested	(2,199)		$21.05
Forfeited	(1,400)		$11.35
Unvested at June 30, 2010	50,875		$10.09	$440

The Corporation recorded approximately $29 thousand and $64 thousand and $41 thousand and $100 thousand of restricted stock expense for the three and six months ended June 30, 2010 and 2009, respectively.

The Corporation’s ability to issue stock options under the Corporation’s 1995 Stock Option Plan has expired. However, outstanding stock options remain in effect according to their terms. Aggregated information regarding the Corporation’s 1995 Stock Option Plan and the options assumed in the AHB acquisition as of June 30, 2010 is presented below.

(Dollars in thousands, except shares, per share and years data) Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	230,900	$15.79	3.32	$—
Granted	—
Exercised	—
Forfeited	(4,180)	15.86
Expired	—	$—
Outstanding at June 30, 2010	226,720	$15.75	2.80	$—
Exercisable at June 30, 2010	226,720	$15.75	2.80	$—

There were no options granted during the six months ended June 30, 2010.  There was no intrinsic value (market value on date of exercise less grant price) of options at June 30, 2010 as all options had an exercise price that was higher than the June 30, 2010 market price.

17.     Commitment and Contingencies

Reserve for Unfunded Commitments

The Corporation maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Consolidated Statements of Financial Condition consistent with ASC 825-10. As of the balance sheet date, the Corporation records estimated losses inherent with unfunded loan commitments in accordance with ASC 450-20, and estimated future obligations under letters of credit in accordance with ASC 460-10. The methodology used to determine the adequacy of this reserve is integrated in the Corporation’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of June 30, 2010 and December 31, 2009 was approximately $499 thousand and $669 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Loan Recourse

The Corporation sells its residential mortgage loans on a non-recourse basis. The Corporation also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Corporation may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Corporation. If there is no breach of a representation and warranty provision, the Corporation has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Corporation represents the maximum potential exposure related to representations and warranty provisions; however, the Corporation cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

representation or warranty. As of June 30, 2010 and December 31, 2009, the Corporation had a liability of $733 thousand and $688 thousand, respectively, included in Liabilities related to assets held for sale on the Consolidated Balance Sheet, for probable losses related to the Corporation’s recourse exposure.  This liability is part of our discontinued mortgage banking operations, however it is anticipated that the Corporation will retain this liability after the anticipated sale of the mortgage banking division.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further your understanding of the consolidated financial condition and results of operations of the Corporation and its direct and indirect subsidiaries. It should be read in conjunction with the consolidated financial statements included in this report.

OVERVIEW

The Corporation reported a net income from continuing operations of $374 thousand and net loss from continuing operations of $229 thousand for the three and six months ended June 30, 2010, as compared to a net loss from continuing operations of $2.9 million and $2.7 million for the three and six months ended June 30, 2009.

The following is an overview of key factors affecting our June 30, 2010 results from continuing operations:

•                  Net interest income from continuing operations decreased $743 thousand to $8.8 million for the three-month period ended June 30, 2010, and decreased $1.4 million to $17.0 million for the six month period ended June 30, 2010 as compared to the same period in 2009.

•                  Professional fees increased $1.9 million and $3.1 million to $2.7 million and $4.5 million for the three and six months ending June 30, 2010, respectively.

•                  Salaries and employee benefits decreased $1.4 million and $3.0 million to $3.5 million and $7.1 million for the three and six months ending June 30, 2010, respectively.

•                  The provision for loan and lease losses decreased $5.0 million and $6.1 million to $132 thousand and $398 thousand for the three and six months ended June 30, 2010, respectively.

•                  During the first quarter ended March 31, 2010, the Corporation recorded a write-down on OREO of $1.3 million.  There were no such write-downs during the six months ended June 30, 2009.

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

OTHER ASSETS

Other assets decreased $12.6 million during the first half of 2010 to $19.9 million at June 30, 2010.  In 2010, the Corporation received cash proceeds in full payment an $8.7 million receivable recorded in other assets during the year ended December 31, 2009, which related to a former BOLI policy which the Bank had surrendered in 2008.  The Corporation also received an income tax refund of $3.1 million during the second quarter 2010 which was recorded as a receivable in other assets at December 31, 2009.

NET INTEREST INCOME

Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest bearing liabilities. The following tables provides detail regarding the Corporation’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented. Management’s discussion and analysis of net interest income, interest income, and interest expense is based on aggregated amounts of continuing and discontinued operations.

	Three Months ended June 30,
	2010			2009
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$112,988	$71	0.25%	$16,019	17	0.41%
Investment securities:
Taxable	60,760	433	2.86%	87,642	934	4.28%
Tax-exempt (1)	3,338	44	5.32%	7,544	91	4.82%
Total investment securities	64,098	477	2.99%	95,186	1,025	4.32%

Loans held for sale	136,924	1,491	4.37%	267,299	3,095	4.64%

Loans and leases: (2)
Taxable	861,085	11,932	5.56%	924,294	13,112	5.69%
Tax-exempt (1)	14,602	207	5.68%	20,532	377	7.36%
Total loans and leases	875,687	12,139	5.56%	944,826	13,489	5.73%

Total interest-earning assets	1,189,697	14,178	4.78%	1,323,330	17,626	5.34%
Non-interest-earning assets
Allowance for loan and lease losses	(23,113)			(11,236)
Cash and due from banks	17,437			10,848
Other assets	38,893			47,004

Total assets	$1,222,914			$1,369,946

LIABILITIES AND EQUITY
Savings, NOW, and money market Deposits	$423,179	$648	0.61%	$437,316	1,040	0.95%
Certificates of deposit and other time	472,790	2,275	1.93%	429,948	2,843	2.65%
Total interest-bearing deposits	895,969	2,923	1.31%	867,264	3,883	1.80%
Subordinated debt	20,795	276	5.32%	19,436	252	5.20%
Federal Home Loan Bank advances and other borrowings	86,899	1,025	4.73%	228,188	1,617	2.84%
Total interest-bearing liabilities	1,003,663	4,224	1.69%	1,114,888	5,752	2.07%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	149,987			149,078
Other liabilities	14,271			16,925
Total liabilities	1,167,921			1,280,891
Equity	54,993			89,055
Total liabilities and equity	$1,222,914			$1,369,946

Net interest income (tax equivalent) / margin on earning assets		$9,954	3.36%		11,874	3.60%
Less net interest income from discontinued operations (3)		1,111			2,218
Less tax equivalent adjustment		81			151
Net interest income from continuing operations		8,762			9,505

	Six Months ended
	June 30,
	2010			2009
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate%	Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$147,619	192	0.26%	$21,238	44	0.42%
Investment securities:
Taxable	62,509	828	2.67%	94,732	2,087	4.44%
Tax-exempt (1)	3,705	96	5.21%	8,569	204	4.81%
Total investment securities	66,214	924	2.81%	103,301	2,291	4.47%

Loans held for sale	126,499	2,685	4.28%	209,291	4,939	4.76%

Loans and leases: (2)
Taxable	867,319	24,152	5.62%	921,975	26,062	5.70%
Tax-exempt (1)	14,714	429	5.89%	20,633	754	7.36%
Total loans and leases	882,033	24,581	5.62%	942,608	26,816	5.74%

Total interest-earning assets	1,222,365	28,382	4.68%	1,276,438	34,090	5.39%
Non-interest-earning assets
Allowance for loan and lease losses	(23,560)			(10,904)
Cash and due from banks	18,906			19,353
Other assets	48,629			54,057

Total assets	$1,266,340			$1,338,944

LIABILITIES AND EQUITY
Savings, NOW, and money market Deposits	$426,905	1,372	0.65%	$431,189	2,246	1.05%
Certificates of deposit and other time	482,165	4,812	2.01%	438,686	6,108	2.81%
Total interest-bearing deposits	909,070	6,184	1.37%	869,875	8,354	1.94%
Subordinated debt	20,795	547	5.30%	17,461	426	4.92%
Federal Home Loan Bank advances and other borrowings	115,876	2,488	4.33%	201,343	3,153	3.16%
Total interest-bearing liabilities	1,045,741	9,219	1.78%	1,088,679	11,933	2.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	150,356			146,583
Other liabilities	14,637			15,667
Total liabilities	1,210,734			1,250,929
Equity	55,606			88,015
Total liabilities and equity	$1,266,340			$1,338,944

Net interest income (tax equivalent) / margin on earning assets		$19,163	3.16%		$22,157	3.50%
Net yield on interest-earning assets
Less net interest income from discontinued operations (3)		1,958			3,383
Less tax equivalent adjustment		169			308
Net interest income from continuing operations		17,036			18,466

(1)           The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for all periods presented.

(2)           Non-accruing loans are included in the average balance.

(3)           Net interest income of the mortgage banking segment includes income from loans held for sale and imputed interest expense calculated using the Corporation’s internal matched funds transfer pricing methodology.

Net interest income on a tax equivalent basis for the three month period ended June 30, 2010 was $10.0 million, a decrease of 16.2% from $11.9 million for the same period in 2009.  Net interest income on a tax equivalent basis for the six month period ended June 30, 2010 was $19.2 million, a decrease of 13.5% from $22.2 million for the same period in 2009.  The net yield on interest-earning assets, on a tax-equivalent basis, was 3.36% for the three month period ended June 30, 2010, compared to 3.60% for the same period in 2009, an decrease of 24 basis points (one basis point is equal to 1/100 of a percent).  For the six month period ended June 30, 2010, the net yield on interest earning assets decreased 34 basis points to 3.16% from 3.50% during the same period in 2009.

The yield earned on average interest-earning assets was 4.78% for the three month period ended June 30, 2010, compared to 5.34% for the same period in 2009, a decrease of 56 basis points. For the six month period ended June 30, 2010, the yield earned on interest earning assets decreased 71 basis points to 4.68% from 5.39% during the same period in 2009.

Average interest-earning assets decreased approximately $133.6 million or 10.1% to $1.190 billion for the three months ended June 30, 2010 from $1.323 billion in the same period last year.  The decrease in average interest-earning assets for the three month period ended June 30, 2010 was the result of a $130.4 million decrease in loans held for sale, a $69.1 million decrease in average total loans and leases, and a decrease of $31.1 million in investments securities available for sale. These decreases were partially offset by a $97.0 million increase in average Federal funds sold and interest bearing deposits in banks balance.

Average interest-earning assets decreased approximately $54.1 million or 4.2% to $1.222 billion for the six months ended June 30, 2010 from $1.276 billion in the same period last year.  The decrease in average interest-earning assets for the six month period ended June 30, 2010 was the result of a $82.8 million decrease in loans held for sale, a $60.6 million decrease in average total loans and leases, and a decrease of $37.1 million in investments securities available for sale. These decreases were partially offset by a $126.4 million increase in average Federal funds sold and interest bearing deposits in banks balance.

Average interest-bearing liabilities decreased approximately $111.2 million or 10.0% to $1.004 billion for the three months ended June 30, 2010, from $1.115 billion in the same period in 2009.  The decrease in average interest-bearing liabilities for the three month period was the result of a $141.3 million decrease FHLB advances and other borrowings, offset by an increase of $28.7 million in interest bearing deposits.

Average interest-bearing liabilities decreased approximately $42.9 million or 3.9% to $1.046 billion for the six months ended June 30, 2010, from $1.089 billion in the same period in 2009.  The decrease in average interest-

bearing liabilities for the six month period was the result of an $85.5 million decrease FHLB advances and other borrowings, offset by an increase of $39.2 million in interest bearing deposits.

INTEREST INCOME

Interest income on a tax-equivalent basis decreased $3.4 million to $14.2 million for the three months ended June 30, 2010 from the same period in 2009.  For the six month period ended June 30, 2010, interest income on a tax-equivalent basis decreased $5.7 million to $28.4 million.

On a tax equivalent basis, interest income on investment securities decreased by 53.5% or $548 thousand to $477 thousand for the three month period ended June 30, 2010 compared to the same period in 2009.  For the six month period ended June 30, 2010, interest income on investment securities decreased 59.7% or approximately $1.4 million to $924 thousand when compared to the same period in 2009.  The decrease reflects sales, amortizations, maturities, and called securities net of purchases over the year ended 2009 and the first half of 2010.  Except for the required purchase of $0.7 million of Federal Reserve Bank stock in the first quarter of 2010, no investment securities have been purchased or sold during the first six months of 2010.  During the fourth quarter 2009, $52.8 million of securities were sold and $41.2 million of securities were purchased.  These actions were taken primarily to reduce the level risk weighted assets to assist the Bank in satisfying the IMCRs and shorten the duration of the investment portfolio to help mitigate the risk of rising interest rates.  Matured and called securities as well as principal payments on mortgage-backed securities totaled $21.5 million during the first six months of 2010.

Interest income on loans held for sale decreased $1.6 million to $1.5 million during the three month period ended June 30, 2010.  For the six month period ended June 30, 2010, interest income on loans held for sale decreased $2.3 million to $2.7 million.  These decreases were due to a significant decrease in the average loans held for sale balance.  Average loans held for sale for the three and six months periods ended June 30, 2010 were $136.9 million and $126.5 million as compared to approximately $267.3 million and $209.3 million for the same periods in 2009.

Interest income on loans, on a tax equivalent basis, generated by the Corporation’s loan portfolio decreased 10.0% or $1.4 million to $12.1 million for the three month period ended June 30, 2010 compared to $13.5 million for the three months ended June 30, 2009.  For the six month period ended June 30, 2010, interest income on loans, on a tax equivalent basis decreased 8.3% or $2.2 million when compared to the same period in 2009.  These decreases in interest income for the three and six month periods ended June 30, 2010 were primarily due to a $69.1 million or 7.3% decrease in average loans outstanding for the three month period and a $60.6 million or 6.4% decrease in average loans outstanding for the six month period as compared to the same periods in 2009. These decreases in average loan balances were primarily due a $52.5 million loan sale to Tower in the fourth quarter 2009, lack of organic loan growth as well as significant fourth quarter 2009 charge-offs. In addition to the impact from the decrease in average loan balances, there was also a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 17 and 12 basis points to 5.56% and 5.62% for the three and six month periods ended June 30, 2010 from 5.73% and 5.74% for the same periods in 2009.

INTEREST EXPENSE

Interest expense on deposit accounts decreased by approximately $960 thousand or 24.7% to $2.9 million for the three month period ended June 30, 2010 from $3.9 million for the same period in 2009.  Interest expense on deposit accounts decreased approximately $2.2 million or 26.0% to $6.2 million for the six months ended June 30, 2010 compared to the same period in 2009.  The decreases for the three and six month periods were primarily due to a decrease in the average interest rates paid on interest-bearing deposits. The average rate paid for the three month period in 2010 was 1.31%, a 49 basis point decrease from 1.80% in 2009. The average rate paid for the six month period in 2010 was 1.37%, a 57 basis point decrease from 1.94% in 2009. The impact from rate decreases was partially offset by increases in average interest-bearing deposit balances. These balances increased $28.7 million for the three month period to $896.0 million in 2010 from $867.3 million in 2009. These balances increased $39.2 million for the six month period to $909.1 million in 2010 from $869.9 million in 2009.  The increase in average interest bearing deposit balances was primarily due to a fourth quarter 2009 CD promotion which was undertaken to increase liquidity and lengthen the maturities of liabilities supporting earning assets to help mitigate the risk of rising interest rates.

Interest expense on FHLB and other borrowings decreased $592 thousand or 36.6% to $1.0 million for the three month period ended June 30, 2010 from the same period in 2009. Interest expense on FHLB and other borrowings for the six months ended June 30, 2010 decreased approximately $665 thousand or 21.1% to $2.5million from $3.2 million in 2009. These decreases in interest expense were primarily due to decreases in the average balances of these funding sources in 2010 as compared to 2009. The average balance of FHLB and other borrowings for the three months ended June 30, 2010 decreased by 61.9% or $141.3 million between the two periods. Average balances of these funding sources for the six month period decreased 42.4% or $85.5 million between the two periods.  During the first six months of 2009 other borrowings were increased to fund the growth of the mortgages held for sale portfolio as mortgage refinancing demand was high.  The mortgages held for sale portfolio declined through the second half of 2009 and the other borrowing balances were reduced.  With the increase in time deposits in the fourth quarter 2009, due to promotional efforts, and the further reduction in the mortgages held for sale portfolio in 2010, $42.5 million in FHLB advances that matured during the first quarter of 2010 were not replaced.  Further, in the second quarter of 2010, $56.7 million of FHLB advances were prepaid to reduce the size of the balance sheet and help improve the Bank’s Tier 1 Leverage capital ratio.  Partly offsetting these decreases was a $26.0 million loan from Tower Bancorp in the fourth quarter 2009.

ASSET QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Allowance and provision for loan and lease losses

Management believes that the allowance for loan and lease losses is adequate.  The determination for this allowance requires significant judgment, and estimates of probable losses in the loan and lease portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers. In addition, regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Corporation, periodically review the loan and lease portfolio and the allowance.  Such reviews may result in adjustments to the provision based upon their analysis of the information available at the time of each examination. During 2010, there were no major changes in estimation methods that affected the allowance methodology from the prior year.

The Corporation makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology and by management review and judgment. The allowance for loans and lease losses decreased $1.7 million to $21.5 million at June 30, 2010, as compared to December 31, 2009.  The allowance for loan and lease losses as a percentage of non-performing loans decreased to 38.71%, as compared to 55.07% at December 31, 2009 as total non-performing loans increased $13.5 million during the first half of 2010.  During the three and six month periods ended June 30, 2010, we recorded a $132 thousand and $398 thousand provision for loan and lease losses as compared to $5.1 million and $6.5 million for the same periods in 2009.

The decrease in the June 30, 2010 required allowance for loan losses, as compared to December 31, 2009, can be attributed to the following factors:

•      The Corporation’s total loan and lease balances decreased $34.4 million at June 30, 2010 as compared to December 31, 2009.  The decrease in loan balance is primarily due to $2.3 million in net charge-offs and loans which have paid off during the six months ended June 30, 2010.  This decrease had a direct effect in reducing the amount of required allowance for loan and lease as of June 30, 2010. However, several other variables also contribute to the amount of required reserves as described below.

•      When loan losses are confirmed, the Corporation reduces the allowance for loan and lease losses through the recording of a charge-off.  For the six months ended June 30, 2010, the Corporation recorded $2.5 million in gross charge-offs.  Several of these charge-offs were related to loans that were impaired at December 31, 2009.  These loans had approximately $1.8 million of allocated specific reserves at December 31, 2009.  These specific reserves were created through charges to the provision for loan and lease losses during 2009. These charge offs increased the reserve factors within the allowance calculation however, these increases were more than offset by the reduction in specific reserves.

•      In July 2010, a $2.3 million impaired commercial real estate loan paid off in full.  This loan had an allocated specific reserve of approximately $1.0 million at December 31, 2009.  Because the borrower had a contract for re-financing with another lender, management determined that this specific reserve was no longer needed in the calculation of the June 30, 2010 required allowance for loan and lease losses, however the $2.3 million loan balance continued to be classified as an impaired loan until payment was received in July 2010.

•      Several commercial real estate loans migrated from the Corporation’s internal substandard pool classification to an impaired loan classification during the first six months of 2010.  The required reserve for substandard loans is evaluated based on the historical loss experience, adjusted for current conditions, for similar pools of loans. If an individually analyzed loan is determined to be impaired, reserves are specifically allocated in accordance with applicable accounting guidance, and not as part of a pool.  In some cases, management’s review of these loans resulted in a nominal specific reserve based on supporting evidence that there was sufficient collateral to support the loan balance.  For several of these newly impaired loans at June 30, 2010 specific reserves were often less than the December 31, 2009 reserves calculated based on the substandard pool classification.

Net charge-offs

Net charge-offs for the three and six month periods ended June 30, 2010 were $1.2 million and $2.3 million, respectively, compared to $820 thousand and $1.1 million of net charge-offs during the same periods in 2009. The increase in charge-offs reflects the deterioration of economic conditions and resulting failure of businesses, devaluation of collateral values and negative impact on consumers’ ability to service debt.  A significant portion of loans charged-off in the three and six months ended June 30, 2010 related to loans that had been evaluated and deemed impaired at December 31, 2009.  Specific reserves allocated to loans charged-off during the six months ended June 30, 2010 were approximately $1.8 million at December 31, 2009.

The following chart presents an analysis of the Allowance for Loan and Lease Losses:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2010	2009	2010	2009

Balance at beginning of period	$22,464	$11,263	$23,217	$10,335

Provision charged to operating expense	132	5,084	398	6,471

Recoveries of loans previously charged-off	141	104	278	249
Loans charged-off	(1,303)	(924)	(2,529)	(1,366)
Net loan charge-offs	(1,162)	(820)	(2,251)	(1,117)

Allowance other adjustment (1)	100	1	170	(161)

Balance at end of period	$21,534	$15,528	$21,534	$15,528

Period-end loans outstanding	$867,478	$947,914	$867,478	$947,914
Average loans outstanding	$875,687	$944,826	$882,033	$942,608

Allowance for loan and lease losses as a percentage of period-end loans outstanding	2.48%	1.64%	2.48%	1.64%
Net charge-offs to average loans outstanding	0.13%	0.09%	0.26%	0.12%

(1)         The “Allowance other adjustment” represents the reclassification of an allowance for probable losses on unfunded loans and unused lines of credit.  These loans and lines of credit, although unfunded, have been committed to by the Corporation.

Non-performing assets

Non-performing assets include those loans on non-accrual status, loans past due 90 days or more and still accruing, troubled debt restructurings and other loans deemed impaired and other real estate owned.  Non-performing loans are generally collateralized and are in the process of collection.  The percentage of non-performing loans to gross loans was 6.41% at June 30, 2010, compared to 4.67% at December 31, 2009.  The non-accrual loan and lease balance at June 30, 2010 was $37.0 million, compared to $27.6 million at December 31, 2009.

Non-accrual loan and leases

Loans are generally placed on non-accrual when the loan becomes 90 days delinquent at which time all accrued but unpaid interest is reversed.  Interest income is no longer accrued on such assets and any future payments are applied as a reduction in the principal balance of the loan. All non-accrual loans are considered impaired assets and are evaluated individually for required specific reserves.  The approximate gross interest income that would have been recorded for the three and six months ending June 30, 2010 if the $37.0 million in non-accrual loans had been current in accordance with their original terms was approximately $533 thousand and $859 thousand, respectively. The actual amount of interest income included in net income for the three and six months ending June 30, 2010 on these loans was $2 thousand and $35 thousand, respectively relating to interest received prior to loans being placed on non accrual status.

Restructured and other impaired loans

Through negotiations with a borrower, we may restructure a loan prior to the completion of its contractual term. Modification of a loan’s terms constitutes a troubled debt restructuring (“TDR”) if we for economic or legal reasons related to the borrower’s financial difficulties grant a concession that we would not otherwise consider. Not all modifications of loan terms automatically result in a TDR. At June 30, 2010, we had $18.6 million in restructured and other impaired loans of which $6.7 million are considered by management to be TDRs. At June 30, 2010, these TDRs continue to perform under their re-negotiated terms and remain on accrual status. At June 30, 2010, $5.5 million in TDRs were attributable to various loans to one commercial real estate borrower.

The remaining $11.9 million is comprised of loans which Management has reviewed individually and believes the borrower’s financial performance and/or a shortfall in the value of collateral securing the loan provide enough evidence to deem the loan impaired. These other impaired loans were performing under their original contractual terms as of June 30, 2010.

Potential Problem Loans

As a recurring part of its portfolio management program, we identified approximately $42.2 million in potential problem loans at June 30, 2010, compared to $54.1 million at December 31, 2009. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At June 30, 2010, potential problem loans primarily consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

Other real estate owned

OREO represents property owned by us following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant.  Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or losses are included in our consolidated statements of operations. The total OREO balance at June 30, 2010 was $1.4 million, as compared to $3.7 million at December 31, 2009, and was comprised primarily of 1-4 family residential properties.  In June 2010, the Corporation sold eight other real estate owned properties to one buyer.  A charge of $1.3 million was recorded during the first quarter 2010 to reduce the carrying amount of these assets to an amount that reflects the realizable value of these properties based on the actual sales price.

The following chart presents detailed information regarding non-performing loans and leases and OREO:

	June 30,		December 31,
(Dollars in thousands)	2010	2009	2009

Past due over 90 days and still accruing	$—	$686	$530
Non-accrual loans and leases (1)	36,985	19,111	27,581
Restructured and other impaired loans	18,644	7,015	14,046
Total non-performing loans and leases	55,629	26,812	42,157

Other real estate owned	1,414	1,592	3,692
Total non-performing assets	$57,043	$28,404	$45,849

Non-performing loans and leases as a percentage of total loans and leases	6.41%	2.83%	4.67%

Allowance for loan and lease losses as a percentage of non-performing loans and leases	38.71%	57.91%	55.07%

Non-performing assets as a percentage of total loans and other real estate owned	6.57%	2.99%	5.06%

Allowance for loan and lease losses as a percentage of non-performing assets	37.75%	54.67%	50.64%

(1)         Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

We identify a loan as impaired when it is probable that interest and/or principal will not be collected according to the contractual terms of the loan agreement. ASC 310-10-35, “Receivables,” requires us to individually examine loans where it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assess for impairment. The average recorded investment in the June 30, 2010 and December 31, 2009 impaired loans was $56.8 million and $25.2 million, respectively.  For the three and six months ending June 30, 2010, interest income recognized during the time within the period that the loans were impaired was $240 thousand and $469 thousand, respectively.

The following charts present additional information about impaired loans and lease balances as of June 30, 2010 and December 31, 2009:

June 30, 2010

				Specific
		Impaired	Number of	Allowance
	Loan	Loan	Impaired	on Impaired
(Dollars in thousands)	Balance	Balance	Loans	Loans

Commercial loans	$312,533	$18,215	54	$2,615
Real estate — commercial	258,350	19,198	15	2,203
Real estate — commercial construction	56,629	13,242	12	286
Real estate — residential	93,715	2,524	9	826
Real estate — residential construction	31,695	844	2	348
Consumer loans	113,531	1,517	37	262
Lease financing receivables	1,025	89	3	89

Totals	$867,478	$55,629	132	$6,629

December 31, 2009

				Specific
		Impaired	Number of	Allowance
	Loan	Loan	Impaired	on Impaired
(Dollars in thousands)	Balance	Balance	Loans	Loans

Commercial loans	$334,286	$13,269	35	$1,029
Real estate — commercial	261,643	12,071	11	3,637
Real estate — commercial construction	66,204	8,786	8	135
Real estate — residential	88,024	2,601	7	644
Real estate — residential construction	29,387	2,137	7	874
Consumer loans	120,767	2,596	42	1,148
Lease financing receivables	1,578	167	8	55

Totals	$901,889	$41,627	118	$7,522

NON-INTEREST INCOME

Total non-interest income from continuing operations decreased $243 thousand to $2.5 million for the three months ended June 30, 2010, compared to $2.7 million for the same period in 2009.  Total non-interest income from continuing operations decreased $1.7 million to $3.5 million for the six months ended June 30, 2010, compared to $5.2 million for the same period in 2009.

In June 2010, the Corporation sold eight other real estate owned properties to one buyer.  A charge of $1.3 million was recorded during the first quarter 2010 to reduce the carrying amount of these assets to an amount that reflects the realizable value of these properties based on the actual sales price.

NON-INTEREST EXPENSE

Total non-interest expense decreased $99 thousand to $10.7 million for the three-month period ended June 30, 2010, compared to $10.8 million during the same period in 2009.  Total non-interest expense decreased $295 thousand to $20.4 million for the six months ended June 30, 2010, from $20.7 million during the same period in 2009.

Salaries and employee benefits decreased $1.4 million to $3.5 million for the three month period ended June 30, 2010 compared to the same period in 2009. Salaries and employee benefits decreased $3.0 million to $7.1 million for the six month period ended June 30, 2010 compared to the same period in 2009. The primary driver of this reduction was the fourth quarter 2009 reduction in force.

FDIC insurance expense decreased $392 thousand to $670 thousand for the three month period ended June 30, 2010 compared to the same period in 2009. FDIC insurance expense decreased $135 thousand to $1.3 million for the six month period ended June 30, 2010 compared to the same period in 2009. The primary driver of this reduction was due to the one time special FDIC payment that the corporation paid in the second quarter of 2009 of approximately $673 thousand.

Marketing expense decreased $295 thousand to $151 thousand for the three month period ended June 30, 2010 compared to the same period in 2009. Marketing expense decreased $244 thousand to $376 thousand for the six month period ended June 30, 2010 compared to the same period in 2009. The primary driver of this reduction was due to several special deposit campaigns that the corporation had during 2009.

Offsetting these decreases, professional services expense increased $1.9 million to $2.7 million for the three month period ended June 30, 2010 from $832 thousand for the same period in 2009.  Professional services expense increased $3.1 million to $4.5 million for the six month period ended June 30, 2010 from $1.4 million for the same period in 2009.  The increases were primarily due to the increased legal, audit and consulting fees related to the merger with Tower Bank and the restatement of 2009 SEC filings.

Other non-interest expense increased $420 thousand to $1.4 million for the three month period ended June 30, 2010 from $1.0 million for the same period in 2009.  Other non-interest expense increased $387 thousand to $2.3 million for the six month period ended June 30, 2010 from $1.9 million for the same period in 2009.  The increases were primarily due to pre-payment penalties that the corporation paid in conjunction with the early payoff of certain Federal Home Loan Bank borrowings in 2009.

INCOME TAXES

The Corporation has not recorded an income tax benefit for its net operating loss for the six month period ended June 30, 2010. At June 30, 2010 the valuation allowance against the Corporation’s deferred tax asset increased to $8.4 million from $7.5 million at December 31. 2009. The valuation allowance is recorded against a portion of the Corporation’s deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for amounts available for carry back claims.

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

Liquidity Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments.  Liquidity management addresses the Corporation’s ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise.  Liquidity is managed on a daily basis enabling management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions.  The primary sources of liquidity for the Corporation are funding available from the growth of the existing deposit base, new deposits and cash flow from the investment and loan portfolios.  The Corporation considers funds from such sources to comprise its “core” funding sources because of the historical stability of such sources of funds.  Additional liquidity comes from the Corporation’s credit facilities.  Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table and include aggregated amounts from both continuing and discontinued operations:

	For the Six Months Ended June 30, 2010		For the Year Ended December 31, 2009
	Average	Effective	Average	Effective
(Dollars in thousands)	Balance	Yield	Balance	Yield
DEPOSIT TYPE
NOW Accounts	$224,700	0.42%	$193,760	0.78%
Money Market	112,024	1.07%	158,668	1.17%
Statement Savings	38,949	0.43%	40,198	0.55%
Other Savings	2,215	0.88%	1,946	0.96%
Tiered Savings	49,017	0.89%	46,650	1.05%
Total NOW Savings, and Money Market	426,905	0.65%	441,222	0.93%

CDs Less than $100,000	274,743	1.99%	276,274	2.55%
CDs Greater than $100,000	207,422	2.05%	152,891	2.66%
Total CDs	482,165	2.01%	429,165	2.59%

Total Interest Bearing Deposits	909,070	1.37%	870,387	1.75%

Non-Interest Bearing
Demand Deposits	150,356	—	149,967	—

Total Deposits	$1,059,426		$1,020,354

The Bank maintains several credit facilities with the FHLB as well as the Federal Reserve and other banking institutions.  During the second quarter of 2010, average FHLB advances were $58.5 million and consisted of term advances with a variety of maturities.  The average interest rate on these advances was 3.84%.  The bank currently has a maximum borrowing capacity with FHLB of $60.0 million.  FHLB advances are collateralized by a pledge on the Bank’s portfolio of certain mortgage loans and a lien on the Bank’s FHLB stock.  In addition, the Bank has backup line of credit available from other financial institutions, as well as the Federal Reserve, totaling approximately $186.9 million.  Federal Reserve borrowings are collateralized by a pledge on certain commercial and commercial real estate loans and a lien on the banks Federal Reserve stock.

As part of its holding company cash management strategy, the Corporation deferred its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $20.9 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September 2010.  The terms of the junior subordinated notes and the related trust indentures allow the Corporation to defer such payments of interest for up to 20 consecutive quarterly periods without default.  During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Corporation may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. We expect our deferral of interest on the junior subordinated notes will preserve approximately $270 thousand per quarter based upon the interest payments completed during the first and second quarters of 2010.

Interest Rate Sensitivity

The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period.  The Corporation’s net interest rate sensitivity gap within one year including assets and liabilities of discontinued operations is a negative $175.2 million or 15.0% of total assets at June 30, 2010.  The Corporation’s gap position is one tool used to evaluate interest rate risk and the stability of net interest margins.  Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income under various interest rate forecasts and scenarios.  Management has set acceptable limits of risk within its Asset Liability Committee (“ALCO”) policy and monitors the results of the simulations against these limits quarterly.  As of the most recent quarter-end, results are within policy limits and indicate an acceptable level of interest rate risk, except rate simulations quantifying the impact of an interest rate declines of 100 basis points or more. Given the historically low interest rate levels the Bank is currently operating in, Management believes it is unlikely interest rates would decline 100 basis points or more in the future. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest rate sensitivity analysis as of June 30, 2010 and includes aggregated amounts from both continuing and discontinued operations:

		Two	Over
	Within	through	five	Non-rate
(Dollars in thousands)	one year (1)	five years (1)	Years (1)	Sensitive (1)	Total (1)
ASSETS
Federal funds sold and overnight investments	$806	$—	$—	$—	$806
Investment securities	28,407	13,578	20,816	—	62,801
Interest bearing deposits in banks	23,638	—	—	—	23,638
Loans held for sale	166,818	—	—	—	166,818
Net loans and leases	343,115	359,188	165,175	(21,534)	845,944
Cash and due from banks	—	—	—	19,306	19,306
Premises and equipment	—	—	—	21,396	21,396
Other assets	—	—	—	27,161	27,161
Total assets	$562,784	$372,766	$185,991	$46,329	$1,167,870

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$—	$—	$—	$161,760	$161,760
Interest bearing deposits	661,947	165,007	3,253	—	830,207
FHLB advances and other Borrowings	60,543	20,297	2,462	—	83,302
Subordinated debentures	15,465	—	5,330	—	20,795
Other liabilities	—	—	—	16,254	16,254
Capital	—	—	—	55,552	55,552
Total liabilities & capital	$737,955	$185,304	$11,045	$233,566	$1,167,870
Net interest rate sensitivity gap	$(175,171)	$187,462	$174,946	$(187,237)
Cumulative interest rate sensitivity gap	$(175,171)	$12,291	$187,237	$—
Cumulative interest rate sensitivity gap divided by total assets	(15.0)%	1.1%	16.0%

(1)          Amounts above are shown consolidated and do not exclude the balances related to the mortgage banking division’s discontinued operations.  Presentation with the exclusion of these balance sheet amounts was deemed not meaningful by management.

The nature of our current operations is such that we are not subject to foreign currency exchange or commodity price risk. However, the Bank is subject to interest rate risk with respect to its mortgage banking division. When the Bank contractually commits with a customer to an interest rate on a residential mortgage loan that it intends to sell, the Bank may be at risk that the value of the loan, when ultimately sold, will be less than par. To hedge this risk, the Bank enters into a derivative contract, primarily consisting of forward loan sale commitments. Additionally, our liquidity planning takes into account current risks in our mortgage banking operations. We sell residential mortgage loans to various secondary market investors under several agreements. In the event we breach certain requirements within these agreements, the investors have the ability to suspend or terminate the agreements. A suspension or termination could expose us to interest rate and liquidity risk, and also limit our ability to manage our balance sheet size and maintain compliance with regulatory capital guidelines. Prior to filing this report, we were in default under these agreements due to our failure to file our audited financial statements within the specified timeframe and our failure to satisfy the IMCRs.  We will continue to be in default under certain agreements due to the inclusion of a “going concern” explanatory paragraph in the auditors’ report regarding the consolidated financial statements. To date, two of the investors under these agreements have terminated their agreements with us. Additionally, other investors, to whom we sell nearly 88% of our loan production, have verbally indicated that although we are in breach of the above mentioned requirements, they will forebear the defaults for an unspecified period of time.

CAPITAL ADEQUACY

We are subject to Risk-Based Capital Guidelines adopted by the Federal Reserve for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the regulatory agencies have set minimum capital ratio thresholds. To be considered “well capitalized” banks must generally maintain a Tier I leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risked-based capital ratio of at least 10%. During the fourth quarter of 2009, the OCC advised management that they had established new higher capital ratio requirements on the Bank (individual minimum capital ratios, or IMCRs) thereby requiring the Bank to maintain its Tier 1 leverage ratio at not less than 8%, its Tier 1 risk-based capital ratio at not less than 10% and its total risk-based capital ratio at not less than 12%. The Bank was required to achieve these new higher levels by December 31, 2009.

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

As set forth in the table below, as of June 30, 2010, the Bank met the IMCR thresholds for all capital ratios, but as of December 31, 2009 the Bank was below the IMCR thresholds for Tier 1 leverage and total risk-based capital.  The Corporation’s and Bank’s risk-based capital ratios, shown below, have been computed in accordance with regulatory accounting policies.

	June 30,	December 31,	Current Requirements to remain “Well Capitalized”
	2010	2009	Requirements (*)
Corporation
Leverage Ratio	6.03%	5.71%	N/A
Tier I Capital Ratio	8.09%	7.79%	N/A
Total Risk-Based Capital Ratio	9.61%	9.16%	N/A
Bank
Leverage Ratio	8.40%	7.68%	8.00%
Tier I Capital Ratio	11.27%	10.47%	10.00%
Total Risk-Based Capital Ratio	12.54%	11.74%	12.00%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-5(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weakness in our internal control over financial reporting as described below, management has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Allowance for Loan and Lease Losses

During the third quarter of 2009, management identified a material weakness in our internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. The Bank’s policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate allowance for loan and lease losses (“ALLL”). We also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not. Management concluded that the ALLL and the provision for loan and lease losses as of and for the three and six months ended June 30, 2009 should be increased by $3.5 million. As a result of the June 30, 2009 ALLL shortfall of $3.5 million, amounts originally recorded as provision for loan and lease losses for the three months ended September 30, 2009 were restated to the three month period ended June 30, 2009. This restatement created a material misstatement in the consolidated statements of operations for the three months ended September 30, 2009, as well as related footnote disclosures. During the fourth quarter of 2009 and subsequent to year-end, we began taking the steps described below to remediate the material weakness surrounding the ALLL as disclosed in our Amendment No. 1 to Form 10-Q/A for the periods ended June 30, 2009 and September 30, 2009.

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

ITEM 1A.  RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2009 Annual Report.  There have been no material changes in the risk factors relevant to our operations, except as discussed below:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides the total repurchases made by the Company during the three months ended June 30, 2010:

Period	Total Number of Shares (or Units) Purchased (a) (1)	Average Price Paid per Share (or Unit) (b) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 1 to April 30	4,161	$9.93	—	—
May 1 to May 31	—	$—	—	—
June 1 to June 30	323	$7.65	—	—
Total	4,484	$9.77	—	—

(1)             Pursuant to the trust agreement between the Corporation and the trustee, these shares were repurchased from our 401(k) Plan. The purchase price was the average between the bid and the ask on the repurchase date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED.]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 18, 2010.

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