Form 10-Q
period 2010-09-30
FIRST CHESTER COUNTY CORP
filed 2010-11-09
CIK 744126

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 1-34500

FIRST CHESTER COUNTY CORPORATION
(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of Incorporation or organization)	23-2288763 (I.R.S. Employer Identification No.)

9 North High Street
West Chester, Pennsylvania 19380
(Address of principal executive office)
(Zip code)

(484) 881-4000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of Common Stock of the registrant as of November 8, 2010 was 6,317,925.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains "forward-looking statements." These forward-looking statements are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. References to "we," "our" and the "Corporation" refer to First Chester County Corporation, together in each case with our consolidated subsidiaries unless the context suggests otherwise.

        The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in this Quarterly Report on Form 10-Q, and in subsequent filings with the Securities and Exchange Commission ("SEC").

i

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and due from banks	$18,186	$20,853
Federal funds sold and other overnight investments	2,441	1,721
Interest bearing deposits	38,488	124,107

Total cash and cash equivalents	59,115	146,681
Investment securities available-for-sale, at fair value	58,204	82,698
Loans and leases	835,388	901,889
Less: allowance for loan and lease losses	(22,101)	(23,217)

Net loans and leases	813,287	878,672
Premises and equipment, net	18,761	20,513
Deferred tax asset, net	1,182	2,593
Bank owned life insurance	1,526	1,474
Other real estate owned	4,080	3,692
Other assets	18,500	32,560
Discontinued assets (see Note 6):
Mortgage loans and related derivative instruments	158,125	205,150
Other discontinued assets held for sale	3,640	3,203

Total assets	$1,136,420	$1,377,236

LIABILITIES
Deposits
Non-interest-bearing	$149,203	$155,647
Interest-bearing (including certificates of deposit over $100 thousand of $188,420 and $250,757 at September 30, 2010 and December 31, 2009, respectively)	821,050	954,653

Total deposits	970,253	1,110,300
Federal Home Loan Bank advances and other borrowings	73,239	172,897
Subordinated debentures	20,795	20,795
Other liabilities	11,921	13,097
Discontinued liabilities (see Note 6)	4,690	3,245

Total liabilities	$1,080,898	$1,320,334

EQUITY
Common stock, par value $1.00; authorized 25,000,000 shares; outstanding, 6,354,475 at September 30, 2010 and December 31, 2009	$6,354	$6,354
Additional paid-in capital	23,801	23,678
Retained earnings	24,227	25,753
Accumulated other comprehensive income (loss)	415	(499)
Treasury stock, at cost: 34,879 shares and 13,702 shares at September 30, 2010 and December 31, 2009, respectively	(442)	(209)

Total First Chester County Corporation stockholders' equity	54,355	55,077
Non-controlling interests	1,167	1,825

Total equity	$55,522	$56,902

Total liabilities and equity	$1,136,420	$1,377,236

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands—except per share)	2010	2009	2010	2009
INTEREST INCOME
Loans and leases, including fees	$11,949	$13,565	$36,391	$40,140
Investment securities	413	764	1,306	2,991
Federal funds sold and deposits in banks	40	5	233	40

Total interest income	12,402	14,334	37,930	43,171

INTEREST EXPENSE
Deposits	2,351	2,881	7,869	9,854
Subordinated debt	286	295	833	721
Federal Home Loan Bank and other borrowings	891	1,388	3,317	4,360

Total interest expense	3,528	4,564	12,019	14,935

Net interest income	8,874	9,770	25,911	28,236
Provision for loan and lease losses	369	11,222	767	17,693

Net interest income after provision for loan and lease losses	8,505	(1,452)	25,144	10,543

NON-INTEREST INCOME
Wealth management and advisory services	939	965	2,928	2,931
Service charges on deposit accounts	561	669	1,726	1,961
(Loss) gain on sales and calls of investment securities, net	(9)	1	(9)	1
Operating lease rental income	222	314	726	999
Net gain (loss) on the sales of fixed assets and other real estate owned	46	162	(29)	279
Write down of other real estate owned	—	—	(1,333)	—
Bank owned life insurance	16	13	52	39
Net impairment losses on available for sale securities:
Total impairment loss	—	(1,576)	—	(1,576)
Portion of loss in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in operations	—	(1,576)	—	(1,576)
Other	633	523	1,838	1,552

Total non-interest income	2,408	1,071	5,899	6,186

NON-INTEREST EXPENSE
Salaries and employee benefits	3,471	5,367	10,581	15,493
Occupancy, equipment and data processing	1,681	1,811	5,110	5,410
Depreciation expense on operating leases	179	259	585	828
FDIC deposit insurance	598	422	1,938	1,897
Bank shares tax	(173)	207	305	674
Professional services	2,564	1,100	7,074	2,508
Marketing	153	216	529	836
Other real estate expense	45	1	107	16
Communications expense	176	177	516	628
Other	765	1,022	3,072	2,893

Total non-interest expense	9,459	10,582	29,817	31,183

Income (loss) from continuing operations before income taxes	1,454	(10,963)	1,226	(14,454)
INCOME TAXES	582	(3,891)	582	(4,610)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$872	$(7,072)	$644	$(9,844)
DISCONTINUED OPERATIONS:
Loss (income) from discontinued operations, net of taxes of $0 for the three and nine months ended September 30, 2010 and $617 thousand and $2.5 million for the three and nine months ended September 30, 2009, respectively	(594)	1,122	(1,145)	8,021
Less: Net income attributable to non-controlling interests	173	494	1,025	1,363

Net (loss) income attributable to discontinued operations	$(767)	$628	$(2,170)	$6,658
NET INCOME (LOSS) INCOME ATTRIBUTABLE TO FIRST CHESTER COUNTY CORPORATION	$105	$(6,444)	$(1,526)	$(3,186)

PER SHARE DATA
Net income (loss) per share from continuing operations (Basic)	$0.14	$(1.12)	$0.11	$(1.57)

Net income (loss) per share from continuing operations (Diluted)	$0.14	$(1.12)	$0.11	$(1.57)

Net (loss) income per share from discontinued operations (Basic)	$(0.12)	$0.10	$(0.35)	$1.06

Net (loss) income per share from discontinued operations (Diluted)	$(0.12)	$0.10	$(0.35)	$1.06

Net income (loss) per share attributable to First Chester County Corporation (Basic)	$0.02	$(1.02)	$(0.24)	$(0.51)

Net income (loss) per share attributable to First Chester County Corporation (Diluted)	$0.02	$(1.02)	$(0.24)	$(0.51)

Dividends declared	$—	$0.14	$—	$0.42

Basic weighted average shares outstanding	6,318,986	6,306,889	6,325,258	6,272,682

Diluted weighted average shares outstanding	6,318,986	6,306,889	6,325,258	6,272,682

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
OPERATING ACTIVITIES
Net loss attributable to First Chester County Corporation	$(1,526)	$(3,186)
Net income attributable to non-controlling interests	1,025	1,363

Net loss including non-controlling interests	$(501)	$(1,823)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,200	2,728
Provision for loan and lease losses	767	17,693
Amortization of investment security premiums and accretion of discounts, net	309	300
Amortization of deferred loan fees	(1,129)	(728)
Losses (gains) on sales and calls of investment securities available for sale, net	9	(1)
Net losses (gains) from sales of fixed assets and OREO	29	(279)
Write down of other real estate owned	1,333	—
Net gain from mortgage banking activities	(33,910)	(37,172)
Proceeds from the sale of mortgage loans held for sale	1,430,326	1,897,596
Origination of mortgage loans held for sale	(1,349,440)	(1,950,649)
Net cash paid for the settlement of derivative contracts	(1,006)	(277)
Stock-based compensation expense	93	147
Other than temporary impairment on investment securities available for sale	—	1,576
Decrease (increase) in deferred tax asset	939	(3,201)
Decrease (increase) in other assets	9,730	(12,339)
Increase in other liabilities	1,294	2,369

Net cash provided by (used in) operating activities	61,043	(84,060)

INVESTING ACTIVITIES
Net decrease (increase) in loans	65,747	(21,108)
Proceeds from sales of investment securities available-for-sale	245	33,641
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	26,031	10,048
Purchases of investment securities available-for-sale	(713)	(16,649)
Proceeds from the sale of OREO	2,064	5,060
Purchase of premises and equipment	(576)	(3,794)
Proceeds from the sale of premises and equipment	184	114

Net cash provided by investing activities	92,982	7,312

FINANCING ACTIVITIES
Change in subsidiary's shares from non-controlling interest	(1,683)	(1,009)
Net increase in short term Federal Home Loan Bank and other short term borrowings	—	49,700
Increase in long term Federal Home Loan Bank and other borrowings	—	58,300
Repayment of long term Federal Home Loan Bank and other borrowings	(99,658)	(77,047)
Proceeds from issuance of subordinated debentures	—	5,330
Net decrease in deposits	(140,047)	(29,077)
Cash dividends paid	—	(1,759)
Net treasury stock transactions	(203)	111

Net cash (used in) provided by financing activities	(241,591)	4,549

NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,566)	(72,199)
Cash and cash equivalents at beginning of period	146,681	95,150

Cash and cash equivalents at end of period	$59,115	$22,951

Supplementary cash flow information:
Interest paid	$13,627	$17,611
Income taxes paid	$—	$2,750
Loans transferred to real estate owned	$3,890	$2,963

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid -in Capital	Retained Earnings		Treasury Stock	Non- Controlling Interest	Total Equity	Comprehensive Income
(Dollars in thousands)	Shares	Par Value
Balance January 1, 2009	6,331,975	$6,332	$24,708	$57,899	$(3,292)	$(1,815)	$1,485	$85,317
Cumulative effect adjustment under ASC 860-50	—	—	—	240	—	—	—	240

Balance January 1, 2009, as adjusted	6,331,975	6,332	24,708	58,139	(3,292)	(1,815)	1,485	85,557
Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(1,009)	(1,009)
Net income	—	—	—	(3,186)	—	—	1,363	(1,823)	$(1,823)
Cash dividends declared	—	—	—	(2,632)	—	—	—	(2,632)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized gains on investment securities available-for-sale	—	—	—	—	2,769	—	—	2,769	2,769
Treasury stock transactions	—	—	(1,330)	—	—	1,441	—	111
Stock based compensation	—	—	147	—	—	—	—	147
Stock based compensation tax benefit	—	—	(10)	—	—	—	—	(10)

Total comprehensive income									$946
Balance September 30, 2009	6,331,975	$6,332	$23,515	$52,321	$(523)	$(374)	$1,839	$83,110

Balance January 1, 2010	6,354,475	$6,354	$23,678	$25,753	$(499)	$(209)	$1,825	$56,902
Change in subsidiary shares from non-controlling interest	—	—	—	—	—	—	(1,683)	(1,683)
Net (loss) income	—	—	—	(1,526)	—	—	1,025	(501)	$(501)
Other comprehensive income	—	—	—	—	—	—	—	—
Net unrealized gains on investment securities Available-for-sale	—	—	—	—	914	—	—	914	914
Treasury stock transactions	—	—	30	—	—	(233)	—	(203)
Share based compensation	—	—	93	—	—	—	—	93

Total comprehensive loss									$413
Balance September 30, 2010	6,354,475	$6,354	$23,801	$24,227	$415	$(442)	$1,167	$55,522

The accompanying notes are an integral part of these statements.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of presentation

        The foregoing unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Certain prior period amounts have been reclassified to conform to current year presentation, which includes reclassifications for discontinued operations (see Note 6 for discontinued operations disclosure and Note 13 for earnings (loss) per share). Actual results could differ from those estimates.

        In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (our "2009 Annual Report").

        Prior to January 1, 2010, our business was conducted through two primary segments, community banking and mortgage banking. During the first quarter 2010, we announced the potential sale of our American Home Bank ("AHB") mortgage banking segment. Accordingly, the mortgage banking operations related to this segment have been reclassified, and are now presented as discontinued operations in the consolidated statements of operations. Certain assets and liabilities of this former segment are presented as discontinued assets and liabilities held for sale. The statements of cash flows are presented on a consolidated basis, including both continuing and discontinued operations. The notes to the consolidated financial statements have been adjusted to exclude discontinued operations unless otherwise noted. Footnote segment disclosures are not provided. Refer to Note 6 of the accompanying consolidated financial statements for information related to discontinued operations.

        The consolidated financial statements include the accounts of First Chester County Corporation ("First Chester" or the "Corporation") and First National Bank of Chester County (the "Bank"). All material intercompany balances and transactions have been eliminated in consolidation.

2. Going Concern

        The Corporation's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Corporation's financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed in this report, a substantial doubt exists regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

        As further described in Note 5, on October 16, 2009, the Bank entered into a Memorandum of Understanding ("MOU") with the Office of the Comptroller of the Currency ("OCC"). On August 27, 2010, the Bank entered into a formal written agreement with the OCC, which supersedes and replaces

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. Going Concern (Continued)

the MOU. The OCC also mandated higher individual minimum capital ratios ("IMCRs"), which the Bank was required to achieve by December 31, 2009. Continued operations may depend on the Corporation's ability to comply with the terms of the formal agreement, the IMCRs and the closing of the pending merger with Tower Bancorp, Inc. ("Tower"). For the year ended December 31, 2009, the Corporation incurred a net loss from operations, primarily from the higher provisions for loan losses due to increased levels of non-performing assets, the write-off of goodwill and the establishment of a valuation allowance on the deferred tax assets. Our efforts to raise capital to comply with the IMCRs prior to the deadline ultimately resulted in the planned merger with Tower, as described in Note 3 below, which was announced on December 28, 2009. In addition, in efforts to conserve capital, we elected to reduce and subsequently suspend our cash dividends on our common stock beginning with the third quarter of 2009. However, despite the above efforts, as of March 31, 2010 and December 31, 2009, the Bank was below certain IMCR thresholds. The Corporation has been compliance with the IMCRs since the quarter ended June 30, 2010, as further discussed in Note 5.

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

3. Pending Merger

        On December 27, 2009, the Corporation entered into a definitive merger agreement, as amended (the "Merger Agreement"), with Tower, the holding company for Graystone Tower Bank ("Graystone"), pursuant to which First Chester will merge with and into Tower (the "Merger"), with Tower being the surviving corporation. The Merger Agreement also provides that upon consummation of the merger, the Bank will merge with and into Graystone, with Graystone as the surviving institution (the "Bank Merger"). The Merger Agreement additionally provides for the potential sale of the AHB segment at or prior to the consummation of the Merger. At the effective time of the Merger, the board of directors of Tower will be increased by three (3) directors and three (3) of the current directors of First Chester selected by the board of directors of First Chester, with the approval of Tower's board of directors, will be added to the board of directors of Tower, to serve as such for no less than three years.

        Under the terms of the Merger Agreement, shareholders of First Chester will receive 0.453 shares of Tower common stock for each share of First Chester common stock they own. The Merger Agreement establishes loan delinquency thresholds and provides for an increase or reduction in the consideration paid by Tower to First Chester shareholders in the event of specified increases or decreases in First Chester's loan delinquencies prior to closing. If the merger had closed in October 2010, the exchange ratio would have been 0.291 based on First Chester Delinquent Loans of $76.2 million calculated as of September 30, 2010.

        Directors and executive officers of First Chester have entered into Voting Agreements with Tower, pursuant to which they have agreed, among other things, to vote all shares of common stock of First

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. Pending Merger (Continued)

Chester owned by them in favor of the approval of the Merger at the special shareholder's meeting to vote upon the Merger.

        Consummation of the Merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both Tower's and First Chester's shareholders and First Chester's loan delinquencies not exceeding $90 million in the aggregate. As of September 30, 2010, all regulatory approvals have been received from the bank regulators. However, certain of these approvals contain expiration dates such that extensions may need to be obtained if the merger is not closed prior to the end of 2010.

        On November 1, 2010, First Chester and Tower jointly announced that the companies will each hold a special meeting of its respective shareholders on December 8, 2010 for purposes of considering and approving the Merger. The Merger is currently anticipated to close in mid-December 2010. The transaction remains subject to approval by the shareholders of Tower and First Chester, as well as the satisfaction of other closing conditions. First Chester and Tower mailed the joint proxy statement/prospectus related to the special meetings to their respective shareholders on or about November 5, 2010.

4. Recent Accounting Pronouncements

        In July 2010, the FASB issued Accounting Standards Update ("ASU") 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. ASU No. 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but will not impact the Corporation's financial position, results of operations or cash flows.

        In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. ASU 2010-09 is intended to remove potential conflicts with the SEC's literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors. The Corporation adopted the guidance for the interim period ending June 30, 2010 with no impact on the Corporation's financial condition or results of operations.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB Accounting Standards Codifications (ASC) 820, "Fair Value

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. Recent Accounting Pronouncements (Continued)

Measurements and Disclosures": (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Corporation adopted the guidance on January 1, 2010, and the guidance did not have an impact on the Corporation's financial condition or results of operations.

        In June 2009, the FASB updated ASC 860, "Transfers and Servicing," to eliminate the concept of a qualifying special-purpose entity ("QSPE"), modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates to ASC 860 also enhance financial statement disclosures. The updates to ASC 860 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The guidance was effective for January 1, 2010 and did not have an impact on the Corporation's financial condition or results of operations.

        In June 2009, the FASB updated ASC 810, "Consolidation," to modify certain characteristics that identify a variable interest entity ("VIE"), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The updates to ASC 810 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. The guidance was effective for January 1, 2010 and did not have an impact on the Corporation's financial condition or results of operations.

5. Regulatory Matters

Supervisory Actions

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can prompt certain mandatory, and possibly

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. Regulatory Matters (Continued)

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

        On August 27, 2010, the Board of Directors of the Bank entered into a formal written agreement with the OCC, which supersedes and replaces the MOU. The formal agreement requires that the Board of Directors of the Bank ensure that the Bank takes those actions identified in the MOU (described above), and, in some cases, augments those requirements, such as by establishing a written program regarding criticized assets of $750,000 or above, rather than the $1,000,000 threshold referenced in the MOU. In addition, the formal agreement adds a number of new requirements, requiring the Bank to: (i) ensure the Bank has adequate and competent senior management; (ii) develop and implement a written profit plan to improve and sustain the earnings of the Bank; (iii) develop and implement a written program to improve loan portfolio management; (iv) review the methodology for the Bank's allowance for loan and lease losses and establish a program providing for the maintaining of an adequate allowance; and (v) adopt and implement a written interest rate risk policy. Unlike the MOU, the formal agreement is a form of formal enforcement action enforceable by the OCC through several means, including injunctions and the assessment of civil money penalties against the Bank, its Board of Directors and/or its management.

        The Board of Directors and Management have initiated corrective actions to comply with the provisions of the formal agreement.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. Regulatory Matters (Continued)

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

        As set forth in the tables below, as of September 30, 2010, the Bank met the IMCR thresholds for all capital ratios, but as of December 31, 2009, the Bank was below the IMCR thresholds for Tier 1 leverage and total risk-based capital.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Individual Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Leverage Ratio
Corporation	73,418	6.35%	46,245	≥4.00%	N/A	N/A
Bank	102,509	8.88%	46,163	≥4.00%	92,326	≥8.00%
Tier I Capital Ratio
Corporation	73,418	8.38%	35,060	≥4.00%	N/A	N/A
Bank	102,509	11.72%	34,996	≥4.00%	87,490	≥10.00%
Total Risk Based Capital Ratio
Corporation	86,971	9.92%	70,121	≥8.00%	N/A	N/A
Bank	113,616	12.99%	69,992	≥8.00%	104,988	≥12.00%

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. Regulatory Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Individual Minimum Capital Ratios
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Leverage Ratio
Corporation	76,459	5.71%	53,522	≥4.00%	N/A	N/A
Bank	102,617	7.68%	53,472	≥4.00%	106,943	≥8.00%
Tier I Capital Ratio
Corporation	76,459	7.79%	39,262	≥4.00%	N/A	N/A
Bank	102,617	10.47%	39,203	≥4.00%	98,008	≥10.00%
Total Risk Based Capital Ratio
Corporation	89,936	9.16%	78,525	≥8.00%	N/A	N/A
Bank	115,035	11.74%	78,407	≥8.00%	117,610	≥12.00%

Dividend Restrictions

        The Bank, as a national bank, is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any calendar year will exceed the total of the Bank's net income for that year and the retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock, subject to the further limitations that a national bank can pay dividends only to the extent that the payment of such dividends would not cause the Bank to become "undercapitalized" (as defined under federal law). There were no dividends declared or payable by the Bank as of September 30, 2010.

        During the fourth quarter of 2009, the Corporation received notice from the Federal Reserve Board that the Federal Reserve must approve any dividends to be paid by the Corporation in advance of the declaration or payment of the dividend. The Corporation announced during the first quarter 2010 that it will not be paying any dividends prior to the completion of the proposed merger. There were no dividends declared or payable by the Corporation as of September 30, 2010.

6. Discontinued Assets Held for Sale and Discontinued Operations

        On March 4, 2010, the Corporation and Tower entered into an amendment to the Merger Agreement, which provides for the merger of the Bank with and into Graystone, with Graystone as the surviving institution. Graystone and the Bank entered into a Bank Plan of Merger on March 4, 2010. The amendment additionally provides for the potential sale of the AHB division at or prior to the consummation of the Merger. The Corporation has engaged a financial advisor to assist in the sale of the AHB division.

        The results of operations of a component of an entity that has either been disposed of, or is classified as held for sale, shall be reported in discontinued operations if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. Discontinued Assets Held for Sale and Discontinued Operations (Continued)

result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

        In determining whether the Corporation met the conditions for a qualified plan of sale, management considered the relevant accounting guidance and concluded that the "held for sale" conditions were met during the first quarter 2010. Management determined that the Corporation will exit significant mortgage banking activities after the sale of AHB and, as such, certain assets and liabilities of the Corporation's mortgage banking operations will be presented as discontinued assets held for sale and the results of operations directly related to mortgage banking activity will be presented as discontinued operations for the quarter ended March 31, 2010, and for all future periods.

        Loans held for sale and related derivative instruments are shown as a separate disposal group separate from other AHB assets. Based on discussions with interested third parties to date, management anticipates that these assets, although discontinued from the Corporation's future business model most likely will not be sold in the transaction as described above. These assets although directly related to the mortgage banking segment's operations are to be sold by the Corporation in the normal course of business shortly after the close of a potential sale transaction. The Corporation does not expect to originate significant loans held for sale after the completion of the sale of its mortgage banking operations.

        The remaining assets, disposal group 2, will likely be sold as indicated in the amended Merger Agreement noted above. The carrying value of these assets are required to be at the lower of their carrying value or fair market value less costs to sell, and depreciation and amortization expense associated with assets held-for-sale ceases.

	September 30, 2010	December 31, 2009
Disposal Group 1
Loans held for sale, at fair value	$155,264	$202,757
Derivative instruments, at fair value	2,861	2,393

Total assets	$158,125	$205,150

Fair value of derivative instruments	$384	$—

Total liabilities	$384	$—

Disposal Group 2
Premises and equipment	$2,044	$1,956
Other miscellaneous assets	1,596	1,247

Total assets	$3,640	$3,203

Accounts payable and accrued liabilities	$4,306	$3,245

Total liabilities	$4,306	$3,245

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. Discontinued Assets Held for Sale and Discontinued Operations (Continued)

        Results of operations for discontinued operations for the three and nine months ended September 30, 2010 and 2009 are presented below.

	Three Months Ended September 30,
	2010	2009
Interest income(1)	$1,480	$2,867
Interest expense(2)	392	803

Net interest income	1,088	2,064
Non-interest income	10,557	12,472
Non-interest expense	12,239	12,797

(Loss) income before income taxes	(594)	1,739
Income taxes	—	617

Net (loss) income prior to non-controlling interest	$(594)	$1,122

Less: Net income attributable to non-controlling interest	$173	$494

(Loss) income from discontinued operations, net of taxes	$(767)	$628

	Nine Months Ended September 30,
	2010	2009
Interest income(1)	$4,166	$7,810
Interest expense(2)	1,120	2,364

Net interest income	3,046	5,446
Non-interest income	34,029	40,714
Non-interest expense	38,220	35,601

(Loss) income before income taxes	(1,145)	10,559
Income taxes	—	2,538

Net (loss) income prior to non-controlling interest	$(1,145)	$8,021

Less: Net income attributable to non-controlling interest	$1,025	$1,363

(Loss) income from discontinued operations, net of taxes	$(2,170)	$6,658

(1)
Interest income excludes interest income earned on the Corporation's residential and construction loans held for investment that was previously disclosed as part of the results of operations of the mortgage banking segment. Management anticipates that these held for investment portfolios will remain as part of the Corporation's continuing community banking operations after the sale of the mortgage banking business.

(2)
Interest expense of the mortgage banking segment is based on management's internal methodology of allocating consolidated interest expense of the Corporation's existing funding sources to the mortgage banking segment's assets directly related to discontinued

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. Discontinued Assets Held for Sale and Discontinued Operations (Continued)

  loans held for sale and certain discontinued non-interest earning assets held for sale. This allocation methodology is consistent with management's previous segment reporting policies, however, it excludes any funding costs attributable to the Corporation's residential and construction loans held for investment that were previously disclosed as part of the results of operations of the mortgage banking segment. Imputed interest expense of the mortgage banking segment is shown as part of the consolidated statement of operations as deposit and Federal Home Loan Bank ("FHLB") advances and other borrowings interest expense. To properly report the net loss (income) from discontinued operations, interest expense from deposits of $356 thousand and $1.0 million and interest expense from FHLB advances and other borrowings of $36 thousand and $99 thousand for the three and nine month periods ending September 30, 2010, respectively, was reclassified from the Corporation's continuing operations on the consolidated statements of operations to interest expense from discontinued operations. Interest expense from deposits of $631 thousand and $2.0 million and interest expense from FHLB advances and other borrowings of $172 thousand and $352 thousand for the three and nine month periods ending September 30, 2009, respectively, was reclassified from the Corporation's continuing operations on the consolidated statements of operations to interest expense from discontinued operations.

7. Investment Securities

        The Corporation's investment portfolio consists of the following categories of securities:

  •
  US Treasury—Consists of debt securities issued by the US Government.

  •
  US Government Agency Notes—Consists of debt instruments issued by US Government agencies such as the Federal Home Loan Bank and Freddie Mac.

  •
  US Government Agency Mortgage Backed Securities—Consists of residential mortgage pass-through securities and collateralized mortgage obligations "CMOs" issued by US government agencies such as GNMA, FNMA and Freddie Mac. The GNMA pass-through securities or the underlying GNMA securities backing the CMOs are guaranteed by the US Government, while the FNMA and Freddie Mac pass-through securities or the underlying FNMA and Freddie Mac securities backing the CMOs are guaranteed by the respective US Government agency.

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

(UNAUDITED)

7. Investment Securities (Continued)

  •
  Other Equity Securities—Consists primarily of equity securities of the Federal Reserve and the Federal Home Loan Bank.

        The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation's available-for-sale securities at September 30, 2010 and December 31, 2009 are summarized as follows:

September 30, 2010

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury	$5,001	$11	$—	$5,012
US Government agency mortgage-backed securities	29,408	1,166	—	30,574
Collateralized mortgage obligations—Residential	1,042	8	(84)	966
Collateralized mortgage obligations—Commercial	1,003	—	(47)	956
State and municipal	2,346	41	—	2,387
Corporate debt securities	7,044	—	(525)	6,519
Bank equity securities	270	60	—	330
Other equity securities	11,460	—	—	11,460

Totals	$57,574	$1,286	$(656)	$58,204

December 31, 2009

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury	$20,003	$13	$—	$20,016
US Government agency notes	2,040	7	—	2,047
US Government agency mortgage-backed securities	36,193	902	(100)	36,995
Collateralized mortgage obligations—Residential	1,249	—	(251)	998
Collateralized mortgage obligations—Commercial	1,004	—	(196)	808
State and municipal	4,542	52	—	4,594
Corporate debt securities	7,056	—	(1,191)	5,865
Bank equity securities	525	50	(42)	533
Other equity securities	10,842	—	—	10,842

	$83,454	$1,024	$(1,780)	$82,698

        The amortized cost and estimated fair value of debt securities classified as available-for-sale at September 30, 2010, by contractual maturity, are shown in the following table. Expected maturities will

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. Investment Securities (Continued)

differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,840	$5,864
Due after one year through five years	7,560	7,353
Due after five years through ten years	—	—
Due after ten years	991	701

	14,391	13,918
Mortgage-backed securities and CMOs	31,453	32,496
Bank equity and other equity securities	11,730	11,790

	$57,574	$58,204

        Proceeds from the sale of investment securities available for sale for the three and nine months ended September 30, 2010 was $245 thousand. Gross losses from the sale of investment securities for the three and nine months ended September 30, 2009 was $9 thousand. Proceeds from the sale of investment securities available for sale for the three and nine months ended September 30, 2009 was $3.3 million and $33.6 million respectively. Gross gains from the sale of investment securities for the three and nine months ended September 30, 2009 was $1 thousand. The principal amount of investment securities pledged to secure public deposits and for other purposes required or permitted by law were $46.4 million at September 30, 2010 and $71.4 million at December 31, 2009. Other than US government agency mortgage back securities and Federal Home Loan Bank stock, there were no securities held from a single issuer that represented more than 10% of stockholders' equity.

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 months			12 months or longer		Total
(Dollars in thousands) Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations—Residential	1	—	—	568	(84)	568	(84)
Collateralized mortgage obligations—Commercial	1	—	—	957	(47)	957	(47)
Corporate debt securities	6	995	(5)	5,524	(520)	6,519	(525)

Total temporarily impaired investment securities	8	$995	$(5)	$7,049	$(651)	$8,044	$(656)

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. Investment Securities (Continued)

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months			12 months or longer		Total
(Dollars in thousands) Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government agency mortgage-backed securities	5	$9,386	$(100)	$—	$—	$9,386	$(100)
Collateralized mortgage obligations—Residential	3	292	—	700	(251)	992	(251)
Collateralized mortgage obligations—Commercial	1	—	—	808	(196)	808	(196)
Corporate debt securities	6	—	—	5,865	(1,191)	5,865	(1,191)
Bank equity securities	2	—	—	213	(42)	213	(42)

Total temporarily impaired investment securities	17	$9,678	$(100)	$7,586	$(1,680)	$17,264	$(1,780)

Other than Temporary Impairment

        In accordance with ASC 320-10, "Investments—Debt and Equity Securities," the Corporation evaluates its securities portfolio for other-than-temporary impairment ("OTTI") throughout the year. Each investment that has a fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Corporation has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Corporation does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining intent is a review of capital adequacy, interest rate risk profile and liquidity at the Corporation. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. There were no impairments recorded during the nine months ended September 30, 2010 on available for sale securities.

        Specific conclusions for each category of securities with an unrealized loss position and where management believed an other than temporary impairment analysis was warranted are summarized below:

CMO—Residential and Commercial

        There are a total of two private label CMO securities that had unrealized loss positions at September 30, 2010. One of the securities had a AA- rating from S&P, and the other had a B- rating from S&P. All contractual cash flows have been received on these securities. Each of these issuances has subordinated tranches supporting principal. In addition, we conducted due diligence of

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. Investment Securities (Continued)

publicly available information regarding these securities and no material information came to our attention that would indicate an inability to recover our basis in these securities. We reviewed and considered information about the underlying collateral as well as information provided by our professional investment advisors. This information indicated likelihood that subordinate tranches of the CMO provide sufficient protection to the Bank's senior tranches such that management can conclude that the probability of suffering a principal loss is unlikely. Because the Corporation does not intend to sell these securities and it is more likely than not that the Corporation will not be required to sell the securities before recovery of its amortized cost basis, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Corporate Debt Securities

        There are a total of six securities in this category that had unrealized loss positions at September 30, 2010. All of these securities are obligations of well-known, established companies or subsidiaries thereof. All contractual cash flows have been received on these securities. Depreciation on three of the securities accounted for 93% of the total depreciation in this category. For these three securities management reviewed rating agency information and noted that all three securities had below investment grade ratings. Current news and filings, the length and duration of the depreciation, and a review of the analysis performed by our third party investment advisor indicated that there was no information that would indicate a going concern or other issue that would impair our ability to recover our cost basis. As the Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of its amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

8. Loans and Leases

        The following charts present information about major loan classifications as well as impaired loans and lease balances as of September 30, 2010 and December 31, 2009:

September 30, 2010

(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans
Commercial loans	$305,143	$21,248	62	$3,252
Real estate—commercial	246,172	16,871	16	2,728
Real estate—commercial construction	52,512	9,065	7	—
Real estate—residential	92,980	3,047	11	816
Real estate—residential construction	27,433	1,065	3	406
Consumer loans	110,327	1,380	34	252
Lease financing receivables	821	83	3	83

Totals	$835,388	$52,759	136	$7,537

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. Loans and Leases (Continued)

        Unearned income included in the carrying amount of the loan balances above was $1.0 million at September 30, 2010. The amount of deposit account overdrafts classified as loans above totaled $252 thousand at September 30, 2010.

        The non-accrual loan and lease balance was $35.8 million at September 30, 2010. The approximate gross interest income that would have been recorded for the three and nine months ending September 30, 2010 if the $35.8 million in non-accrual loans had been current in accordance with their original terms was $553 thousand and $1.3 million, respectively. The actual amount of interest income included in net income as of the three and nine months ended September 30, 2010 on these loans was $28 and $183 thousand, respectively resulting from interest earned prior to the loans being placed on non-accrual status.

        We identify a loan as impaired when it is probable that interest and/or principal will not be collected according to the contractual terms of the loan agreement. ASC 310-10-35, "Receivables," requires us to individually examine loans where it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assess for impairment. The average recorded investment in the September 30, 2010 and December 31, 2009 impaired loans was $54.3 million and $25.2 million, respectively. For the three and nine months ending September 30, 2010, interest income recognized during the time within the period that the loans were impaired was $178 thousand and $401 thousand, respectively.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. Loans and Leases (Continued)

        The following chart presents changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$21,534	15,528
Provision charged to operating expenses	369	11,222
Recoveries	781	90
Loans charged-off	(628)	(3,183)
Allowance adjustment—Other	45	(167)

Balance at end of Period	$22,101	$23,490

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$23,217	$10,335
Provision charged to operating expenses	767	17,693
Recoveries	1,059	339
Loans charged-off	(3,157)	(4,549)
Allowance adjustment—Other	215	(328)

Balance at end of Period	$22,101	$23,490

9. Income Taxes

        At September 30, 2010 and December 31, 2009 the valuation allowance against the Corporation's deferred tax was $7.7 million and $7.5 million, respectively. The valuation allowance is recorded against a portion of the Corporation's deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for amounts available for carry back claims.

10. Other Real Estate Owned

        Other real estate owned ("OREO") represents property owned by the Bank following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. Other Real Estate Owned (Continued)

gains or losses are included in the Corporation's results of operations. The following table summarizes properties held as OREO as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30, 2010	Number of properties	December 31, 2009	Number of properties
Land	$3,453	7	$49	1
Residential 1 - 4 family	627	5	3,643	15

Total	$4,080	12	$3,692	16

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

12. Borrowings

        At September 30, 2010, the Bank had borrowings totaling $73.2 million compared to $172.9 million at December 31, 2009. During 2010, borrowings from the FHLB decreased $100.1 million to $44.4 million as compared to December 31, 2009. Scheduled maturities of $52.5 million and prepayments of $56.7 million net of advances of $10.0 million during the nine months ended September 30, 2010 totaled $99.2 million. The remaining decrease was due to amortization.

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Earnings (Loss) per Share

Three Months ended September 30, 2010

	Income (thousands) (numerator)	Shares(1) (denominator)	Per Share Amount
Basic income from continuing operations per share
Net income from continuing operations	$872	6,318,986	$0.14
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net income from continuing operations available to common stockholders	$872	6,318,986	$0.14

Basic loss from discontinued operations per share
Net loss from discontinued operations	$(767)	6,318,986	$(0.12)
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net loss from discontinued operations available to common stockholders	$(767)	6,318,986	$(0.12)

Basic income available to common stockholders per share
Net income available to common stockholders	$105	6,318,986	$0.02
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net income available to common stockholders	$105	6,318,986	$0.02

(1)
204,737 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Earnings (Loss) per Share (Continued)

Three Months ended September 30, 2009

	Income (thousands) (numerator)	Shares(1) (denominator)	Per Share Amount
Basic loss from continuing operations per share
Net loss from continuing operations	$(7,072)	6,306,889	$(1.12)
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net loss from continuing operations available to common stockholders	$(7,072)	6,306,889	$(1.12)

Basic income from discontinued operations per share
Net income from discontinued operations	$628	6,306,889	$0.10
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net income from discontinued operations available to common stockholders	$628	6,306,889	$0.10

Basic loss available to common stockholders per share
Net loss available to common stockholders	$(6,444)	6,306,889	$(1.02)
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net loss available to common stockholders	$(6,444)	6,306,889	$(1.02)

(1)
234,109 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Earnings (Loss) per Share (Continued)

Nine Months ended September 30, 2010

	Income (thousands) (numerator)	Shares(1) (denominator)	Per Share Amount
Basic income from continuing operations per share
Net income from continuing operations	$644	6,325,258	$0.11
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net income from continuing operations available to common stockholders	$644	6,325,258	$0.11

Basic loss from discontinued operations per share
Net loss from discontinued operations	$(2,170)	6,325,258	$(0.35)
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net loss from discontinued operations available to common stockholders	$(2,170)	6,325,258	$(0.35)

Basic loss available to common stockholders per share
Diluted net loss available to common stockholders	$(1,526)	6,325,258	$(0.24)
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net loss available to common stockholders	$(1,526)	6,325,258	$(0.24)

(1)
204,737 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. Earnings (Loss) per Share (Continued)

Nine Months ended September 30, 2009

	Income (thousands) (numerator)	Shares(1) (denominator)	Per Share Amount
Basic loss from continuing operations per share
Net loss from continuing operations	$(9,844)	6,272,682	$(1.57)
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net loss from continuing operations available to common stockholders	$(9,844)	6,272,682	$(1.57)

Basic income from discontinued operations per share
Net income from discontinued operations	$6,658	6,272,682	$1.06
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net income from discontinued operations available to common stockholders	$6,658	6,272,682	$1.06

Basic loss available to common stockholders per share
Net income available to common stockholders	$(3,186)	6,272,682	$(0.51)
Effect of dilutive securities
Options to purchase common stock	—	—	—

Diluted net loss available to common stockholders	$(3,186)	6,272,682	$(0.51)

(1)
234,109 anti-dilutive weighted average shares have been excluded from this computation because the option exercise price was greater than the average market price of the common shares.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. Comprehensive Income

        Components of comprehensive income are presented in the following charts:

	Three Months Ended September 30,
Dollars in thousands	2010	2009
Unrealized gains on securities:
Unrealized gains arising in period	$370	$4,425
Reclassification adjustment	(9)	(1,575)

Net unrealized gains	361	2,850

Other comprehensive income before taxes	361	2,850
Income tax expense	(123)	(969)

Other comprehensive income	238	1,881

Net income (loss) including non-controlling interests	278	(5,950)
Comprehensive income (loss)	516	(4,069)
Less comprehensive income attributable to non-controlling interests	(173)	(494)

Comprehensive income (loss) for First Chester County Corporation	$343	$(4,563)

	Nine Months Ended September 30,
Dollars in thousands	2010	2009
Unrealized gains on securities:
Unrealized gains arising in period	$1,395	$5,771
Reclassification adjustment	(9)	(1,575)

Net unrealized gains	1,386	4,196

Other comprehensive income before taxes	1,386	4,916
Income tax expense	(472)	(1,427)

Other comprehensive income	914	2,769

Net (loss) including non-controlling interests	(501)	(1,823)
Comprehensive income	413	946
Less comprehensive income attributable to non-controlling interests	(1,025)	(1,363)

Comprehensive (loss) for First Chester County Corporation	$(612)	$(417)

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

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. Fair Value Measurement and Fair Value of Financial Instruments (Continued)

provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Corporation considered the requirements of ASC 820-10 when estimating fair value.

        ASC 825-10—Financial Instruments permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Corporation elected to account for loans held for sale under this election option.

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

  Level 2 Valuation Techniques and Inputs for Investment Securities

  The majority of the Corporation's investment securities are reported at fair value utilizing Level 2 inputs. The valuations for U.S. Government agency securities, U.S. Government agency mortgage backed securities, residential and commercial CMO's, and corporate debt securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

  Level 3 Valuation Techniques and Inputs for Investment Securities

  Other equity securities are primarily comprised of Federal Home Loan Corporation ("FHLB") and Federal Reserve Board ("FRB") stock. The Corporation is required to purchase and hold stock in the FHLB and FRB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB, FRB or to another member institution, and all sales must be at par. As a result of these restrictions, these equity securities are unlike other investment securities insofar as there is no trading market and the transfer price is determined by membership rules and not by market participants. Accordingly, the Corporation's valuation for these securities is estimated at its par value.

        Mortgage Servicing Rights ("MSRs"):    To determine the fair value of MSRs, the Bank uses an independent third party to estimate the present value of estimated future net servicing income. This valuation method incorporates an assumption that market participants would use in estimating future net servicing income, which include estimates of the cost to service, the discount rate, custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. The fair value of servicing rights was determined using discount rates ranging from 8.0% to 12.5%, prepayment speeds ranging from 10.5% to 50.7% depending on the stratification of the specific right, and a weighted average default rate of 1.02%. The Corporation records the MSR as a recurring Level 3.

        The Corporation had no transfers in or out of Level 1 and Level 2 during the nine month period ended September 30, 2010.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The table below presents the balance of assets and liabilities from continuing operations at September 30, 2010 and December 31, 2009, measured at fair value on a recurring basis:

(Dollars in thousands) September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale:
U.S. Treasury	$5,012	$—	$—	$5,012
U.S. Government agency mortgage-backed securities	—	30,574	—	30,574
CMO—Residential	—	966	—	966
CMO—Commercial	—	956	—	956
State and municipal	—	2,387	—	2,387
Corporate debt securities	—	6,519	—	6,519
Bank equity securities	—	330	—	330
Other equity securities	—	—	11,460	11,460
Mortgage servicing rights	—	—	449	449

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale:
U.S. Treasury	$20,016	$—	$—	$20,016
U.S. Government agency	—	2,047	—	2,047
U.S. Government agency mortgage-backed securities	—	36,995	—	36,995
CMO—Residential	—	998	—	998
CMO—Commercial	—	808	—	808
State and municipal	—	4,594	—	4,594
Corporate debt securities	—	5,865	—	5,865
Bank equity securities	3	530	—	533
Other equity securities	—	—	10,842	10,842
Mortgage servicing rights	—	—	575	575

Assets Measured at Fair Value on a Nonrecurring Basis

        A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed as follows. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

        Loans and leases:    The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with ASC 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. Fair Value Measurement and Fair Value of Financial Instruments (Continued)

repayments or collateral exceed the recorded investments in such loans. At September 30, 2010 substantially all of the impaired loans were evaluated based on the fair value of the collateral less costs to sell. In accordance with ASC 820-10 impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 3. The Bank's policies require loan officers to regularly review accounts. Consistent with OCC guidance appraisals are updated as warranted based on specific facts and circumstances. Appraisals are also updated whenever a loan becomes criticized or classified.

        OREO:    OREO is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or Management's estimation of the value of the collateral. The Corporation records the foreclosed asset as nonrecurring Level 3.

        The table below presents the balance of assets and liabilities from continuing operations at September 30, 2010 and December 31, 2009, measured at fair value on a nonrecurring basis:

(Dollars in thousands) September 30, 2010	Level 1	Level 2	Level 3	Total
Impaired loans & leases	$—	$—	$45,222	$45,222
OREO	—	—	4,080	4,080

(Dollars in thousands) December 31, 2009	Level 1	Level 2	Level 3	Total
Impaired loans & leases	$—	$—	$34,105	$34,105
OREO	—	—	3,692	3,692

Disclosures about financial instruments

        The table below presents the rollforward of assets from continuing operations that are valued using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

(Dollars in thousands)	Mortgage Servicing Rights	Investments
Beginning balance	$575	$10,842
Total gains realized/unrealized:
Included in earnings	(126)	—
Included in other comprehensive loss	—	—
Purchases	—	713
Maturities/amortizations	—	(95)
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Ending Balance	$449	$11,460

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. Fair Value Measurement and Fair Value of Financial Instruments (Continued)

        The estimated fair values and carrying amounts of the assets and liabilities from continuing operations are summarized as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial Assets
Cash and cash equivalents	$59,115	$59,115	$146,681	$146,681
Investment securities available-for-sale	58,204	58,204	82,698	82,698
Gross loans and leases	801,262	835,388	866,754	901,889
Mortgage servicing rights	449	449	575	575
Financial Liabilities
Deposits with no stated maturities	538,121	538,121	594,278	594,278
Deposits with stated maturities	436,513	432,132	518,642	516,022
FHLB and other borrowings	75,258	73,239	175,904	172,897
Subordinated debentures	14,620	20,795	12,410	20,795
Off-Balance-Sheet
Commitments to extend credit and outstanding letters of credit	119,956	119,956	205,468	205,468

16. Accounting for Stock-Based Compensation Plans

        At September 30, 2010, the Corporation had one stock based compensation plan, pursuant to which, shares of the Corporation's common stock could be issued, subject to certain restrictions. The plan, adopted in 2005, allows the Corporation to grant up to 150,000 shares of restricted stock to employees. During the nine months ended September 30, 2010 the Corporation granted no shares of restricted stock under this plan. These restricted stock grants are subject to accelerated vesting of all or a portion of the shares upon the occurrence of certain events. A summary of the Corporation's unvested restricted shares is as follows:

(Dollars in thousands, except shares, and per share data)	Shares	Grant Date Fair Value		Aggregate Intrinsic Value of Unvested Shares
Unvested at January 1, 2010	54,474		$10.57	$503
Granted	—	$
Vested	(2,199)		$21.05
Forfeited	(1,400)		$11.35

Unvested at September 30, 2010	50,875		$10.09	$253

        The Corporation recorded approximately $29 thousand and $93 thousand and $47 thousand and $147 thousand of restricted stock expense for the three and nine months ended September 30, 2010 and 2009, respectively.

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

16. Accounting for Stock-Based Compensation Plans (Continued)

        The Corporation's ability to issue stock options under the Corporation's 1995 Stock Option Plan has expired. However, outstanding stock options remain in effect according to their terms. Aggregated information regarding the Corporation's 1995 Stock Option Plan and the options assumed in the AHB acquisition as of September 30, 2010 is presented below.

(Dollars in thousands, except shares, per share and years data) Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	230,900	$15.79	3.32	$—
Granted	—
Exercised	—
Forfeited	(26,163)	$13.08
Expired	—
Outstanding at September 30, 2010	204,737	$16.09	2.68	$—

Exercisable at September 30, 2010	204,737	$16.09	2.68	$—

        There were no options granted during the nine months ended September 30, 2010. There was no intrinsic value (market value on date of exercise less grant price) of options at September 30, 2010 as all options had an exercise price that was higher than the September 30, 2010 market price.

17. Commitment and Contingencies

Reserve for Unfunded Commitments

        The Corporation maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Consolidated Statements of Financial Condition consistent with ASC 825-10. As of the balance sheet date, the Corporation records estimated losses inherent with unfunded loan commitments in accordance with ASC 450-20, and estimated future obligations under letters of credit in accordance with ASC 460-10. The methodology used to determine the adequacy of this reserve is integrated in the Corporation's process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit as of September 30, 2010 and December 31, 2009 was approximately $454 thousand and $669 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Loan Recourse

        The Corporation sells its residential mortgage loans on a non-recourse basis. The Corporation also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Corporation may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Corporation. If there is no breach of a representation and warranty provision, the Corporation has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Corporation represents the maximum potential

FIRST CHESTER COUNTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

17. Commitment and Contingencies (Continued)

exposure related to representations and warranty provisions; however, the Corporation cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty. As of September 30, 2010 and December 31, 2009, the Corporation had a liability of $443 thousand and $688 thousand, respectively, included in Liabilities related to assets held for sale on the Consolidated Balance Sheet, for probable losses related to the Corporation's recourse exposure. This liability is part of our discontinued mortgage banking operations, however it is anticipated that the Corporation will retain this liability after the anticipated sale of the mortgage banking division.

Asserted and Unasserted Claims

        Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Corporation but which will only be resolved when one or more future events occur or fail to occur. The Corporation's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Corporation or unasserted claims that may result in such proceedings, the Corporation's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

        If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Corporation's financial statements. The Corporation will disclose asserted claims when it is at least reasonably possible that an asset has been impaired or a liability has been incurred as of the date of the financial statements and unasserted claims when it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. The Corporation will not accrue a liability or disclose unasserted claims which management believes are only reasonably possible of assertion.

        Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

        As of September 30, 2010, the Corporation has been made aware of a potential claim that management believes is probable to be asserted by the beneficiaries of the American Home Bank Management Incentive Plan (the "AHB MIP") who may seek to set aside the Agreement to Finalize the AHB MIP dated May 4, 2009. The beneficiaries assert that the amounts received under the AHB MIP should be increased. Management has accrued a liability in the Corporation's financial statements in the amount of $300 thousand based on its evaluation of the circumstances related to this matter. Although the Corporation believes that its liability with respect to the claim will not exceed such amount, these matters are inherently unpredictable and there can be no assurance that relevant facts and circumstances will not change, necessitating future changes to the estimated liability.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion is intended to further your understanding of the consolidated financial condition and results of operations of the Corporation and its direct and indirect subsidiaries. It should be read in conjunction with the consolidated financial statements included in this report.

OVERVIEW

        The Corporation reported a net income from continuing operations of $872 thousand and $644 thousand for the three and nine months ended September 30, 2010, respectively, as compared to a net loss from continuing operations of $7.1 million and $9.8 million for the three and nine months ended September 30, 2009, respectively.

        The following is an overview of key factors affecting our September 30, 2010 results from continuing operations:

  •
  Net interest income from continuing operations decreased $896 thousand to $8.9 million for the three-month period ended September 30, 2010, and decreased $2.3 million to $25.9 million for the nine month period ended September 30, 2010 as compared to the same periods in 2009.

  •
  Professional fees increased $1.5 million and $4.6 million to $2.6 million and $7.1 million for the three and nine months ending September 30, 2010, respectively.

  •
  Salaries and employee benefits decreased $1.9 million and $4.9 million to $3.5 million and $10.6 million for the three and nine months ending September 30, 2010, respectively.

  •
  The provision for loan and lease losses decreased $10.9 million and $16.9 million to $369 thousand and $767 thousand for the three and nine months ended September 30, 2010, respectively.

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

Discontinued Operations

        In accordance with ASC 360-10-45, "Property, Plant and Equipment—Overall—Other Presentation Matters," we classify the assets and liabilities of a business as held-for-sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed. The carrying value of the net assets of the business held-for-sale are then recorded at the lower of their carrying value or fair market value, less costs to sell, and we cease to record depreciation and amortization expense associated with assets held-for-sale.

        In accordance with ASC 205-20-45, "Presentation of Financial Statements—Discontinued Operations—Other Presentation Matters," the results of operations of a component of an entity that has either been disposed of, or is classified as held for sale, shall be reported in discontinued operations if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

OTHER ASSETS

        Other assets decreased $14.1 million to $18.5 million at September 30, 2010 from $32.6 million at December 31, 2009. In 2010, the Corporation received cash proceeds in full payment an $8.7 million receivable recorded in other assets during the year ended December 31, 2009, which related to a former BOLI policy which the Bank had surrendered in 2008. The Corporation also received an income tax refund of $3.1 million during the second quarter 2010 which was recorded as a receivable in other assets at December 31, 2009.

NET INTEREST INCOME

        Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest bearing liabilities. The following tables provides detail regarding the Corporation's average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented. Management's discussion and analysis of net interest income, interest income, and interest expense is based on aggregated amounts of continuing and discontinued operations.

	Three Months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest	Rate%	Average Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$63,364	$40	0.26%	$4,552	$5	0.50%
Investment securities:
Taxable	57,441	385	2.66%	81,339	711	3.47%
Tax-exempt(1)	3,085	41	5.32%	6,522	78	4.72%

Total investment securities	60,526	426	2.79%	87,861	789	3.56%
Loans held for sale	143,322	1,479	4.10%	236,970	2,866	4.80%
Loans and leases:(2)
Taxable	839,346	11,809	5.58%	929,161	13,313	5.68%
Tax-exempt(1)	14,368	208	5.73%	20,102	373	7.35%

Total loans and leases	853,714	12,017	5.58%	949,263	13,686	5.72%

Total interest-earning assets	1,120,926	13,962	4.94%	1,278,646	17,346	5.38%
Non-interest-earning assets
Allowance for loan and lease losses	(22,168)			(12,383)
Cash and due from banks	20,527			17,010
Other assets	36,907			59,184

Total assets	$1,156,192			$1,342,457

LIABILITIES AND EQUITY
Savings, NOW, and money market Deposits	$406,610	$617	0.60%	$448,763	$941	0.83%
Certificates of deposit and other time	429,692	2,091	1.93%	409,779	2,571	2.49%

Total interest-bearing deposits	836,302	2,708	1.28%	858,542	3,512	1.62%
Subordinated debt	20,795	286	5.45%	20,795	295	5.63%
Federal Home Loan Bank advances and other borrowings	76,535	927	4.80%	202,854	1,559	3.05%

Total interest-bearing liabilities	933,632	3,921	1.67%	1,082,191	5,366	1.97%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	152,072			152,047
Other liabilities	15,412			18,301

Total liabilities	1,101,116			1,252,539
Equity	55,076			89,918

Total liabilities and equity	$1,156,192			$1,342,457

Net interest income (tax equivalent) / margin on earning assets		$10,041	3.55%		$11,980	3.72%
Less net interest income from discontinued operations(3)		1,088			2,064
Less tax equivalent adjustment		79			146
Net interest income from continuing operations		8,874			9,770

	Nine Months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest	Rate%	Average Balance	Interest	Rate%
ASSETS
Federal funds sold, interest-bearing deposits in banks and other overnight investments	$119,225	$233	0.26%	$15,615	$50	0.43%
Investment securities:
Taxable	60,801	1,213	2.67%	90,219	2,798	4.15%
Tax-exempt(1)	3,496	137	5.24%	7,879	282	4.78%

Total investment securities	64,297	1,350	2.81%	98,098	3,080	4.20%
Loans held for sale	132,168	4,165	4.21%	218,619	7,805	4.77%
Loans and leases:(2)
Taxable	857,891	35,960	5.60%	924,397	39,375	5.70%
Tax-exempt(1)	14,597	638	5.83%	20,454	1,126	7.36%

Total loans and leases	872,488	36,598	5.61%	944,851	40,501	5.73%

Total interest-earning assets	1,188,178	42,346	4.76%	1,277,183	51,436	5.38%
Non-interest-earning assets
Allowance for loan and lease losses	(23,091)			(11,403)
Cash and due from banks	19,452			18,563
Other assets	44,662			55,785

Total assets	$1,229,201			$1,340,128

LIABILITIES AND EQUITY
Savings, NOW, and money market Deposits	$420,066	$1,989	0.63%	$437,111	$3,187	0.97%
Certificates of deposit and other time	464,481	6,901	1.99%	428,945	8,679	2.71%

Total interest-bearing deposits	884,547	8,890	1.34%	866,056	11,866	1.83%
Subordinated debt	20,795	833	5.35%	18,585	721	5.18%
Federal Home Loan Bank advances and other borrowings	102,618	3,416	4.45%	201,852	4,712	3.12%

Total interest-bearing liabilities	1,007,960	13,139	1.74%	1,086,493	17,299	2.13%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	150,934			148,424
Other liabilities	14,900			16,555

Total liabilities	1,173,794			1,251,472
Equity	55,407			88,656

Total liabilities and equity	$1,229,201			$1,340,128

Net interest income (tax equivalent) / margin on earning assets		$29,207	3.29%		$34,137	3.57%
Net yield on interest-earning assets
Less net interest income from discontinued operations(3)		3,046			5,446
Less tax equivalent adjustment		250			455
Net interest income from continuing operations		25,911			28,236

(1)
The indicated income and annual rate are presented on a taxable equivalent basis using the federal marginal rate of 34% adjusted for the TEFRA 20% interest expense disallowance for all periods presented.

(2)
Non-accruing loans are included in the average balance.

(3)
Net interest income of the discontinued operations includes income from loans held for sale and imputed interest expense calculated using the Corporation's internal matched funds transfer pricing methodology.

        Net interest income on a tax equivalent basis for the three month period ended September 30, 2010 was $10.0 million, a decrease of 16.2% from $12.0 million for the same period in 2009. Net interest income on a tax equivalent basis for the nine month period ended September 30, 2010 was $29.2 million, a decrease of 14.4% from $34.1 million for the same period in 2009. The net yield on interest-earning assets, on a tax-equivalent basis, was 3.55% for the three month period ended September 30, 2010, compared to 3.72% for the same period in 2009, an decrease of 17 basis points (one basis point is equal to 1/100 of a percent). For the nine month period ended September 30, 2010, the net yield on interest earning assets decreased 28 basis points to 3.29% from 3.57% during the same period in 2009.

        The yield earned on average interest-earning assets was 4.94% for the three month period ended September 30, 2010, compared to 5.38% for the same period in 2009, a decrease of 44 basis points. For the nine month period ended September 30, 2010, the yield earned on interest earning assets decreased 62 basis points to 4.76% from 5.38% during the same period in 2009.

        Average interest-earning assets decreased approximately $157.7 million or 12.3% to $1.121 billion for the three months ended September 30, 2010 from $1.279 billion in the same period last year. The decrease in average interest-earning assets for the three month period ended September 30, 2010 was the result of a $93.6 million decrease in loans held for sale, a $95.5 million decrease in average total loans and leases, and a decrease of $27.3 million in investments securities available for sale. These decreases were partially offset by a $58.8 million increase in average Federal funds sold and interest bearing deposits in banks balance.

        Average interest-earning assets decreased approximately $89.0 million or 7.0% to $1.188 billion for the nine months ended September 30, 2010 from $1.277 billion in the same period last year. The decrease in average interest-earning assets for the nine month period ended September 30, 2010 was the result of an $86.5 million decrease in loans held for sale, a $72.4 million decrease in average total loans and leases, and a decrease of $33.8 million in investments securities available for sale. These decreases were partially offset by a $103.6 million increase in average Federal funds sold and interest bearing deposits in banks balance.

        Average interest-bearing liabilities decreased approximately $148.6 million or 13.7% to $933.6 million for the three months ended September 30, 2010, from $1.082 billion in the same period in 2009. The decrease in average interest-bearing liabilities for the three month period was the result of a $126.3 million decrease in FHLB advances and other borrowings and a decrease of $22.2 million in interest bearing deposits.

        Average interest-bearing liabilities decreased approximately $78.5 million or 7.2% to $1.008 billion for the nine months ended September 30, 2010, from $1.086 billion in the same period in 2009. The decrease in average interest-bearing liabilities for the nine month period was the result of a $99.2 million decrease in FHLB advances and other borrowings, offset by an increase of $18.5 million in interest bearing deposits.

INTEREST INCOME

        Interest income on a tax-equivalent basis decreased $3.4 million to $14.0 million for the three months ended September 30, 2010 from the same period in 2009. For the nine month period ended September 30, 2010, interest income on a tax-equivalent basis decreased $9.1 million to $42.3 million.

        On a tax equivalent basis, interest income on investment securities decreased 46.0% or $363 thousand to $426 thousand for the three month period ended September 30, 2010 compared to the same period in 2009. For the nine month period ended September 30, 2010, interest income on investment securities decreased 56.2% or approximately $1.7 million to $1.4 million when compared to the same period in 2009. During the fourth quarter 2009, $52.8 million of securities were sold and

$41.2 million of securities were purchased. The actions were taken primarily to reduce the risk weighted assets to assist the Bank in satisfying the IMCRs and shorten the duration of the investment portfolio to help mitigate the risk of rising interest rates. Matured and called securities as well as principal payments on mortgage-backed securities totaled $26.0 million during the first nine months of 2010.

        Interest income on loans held for sale decreased $1.4 million to $1.5 million during the three month period ended September 30, 2010. For the nine month period ended September 30, 2010, interest income on loans held for sale decreased $3.6 million to $4.2 million. These decreases were due to a significant decrease in the average loans held for sale balance. Average loans held for sale for the three and nine months periods ended September 30, 2010 were $143.3 million and $132.2 million as compared to approximately $237.0 million and $218.6 million for the same periods in 2009.

        Interest income on loans, on a tax equivalent basis, decreased 12.2% or $1.7 million to $12.0 million for the three month period ended September 30, 2010 compared to $13.7 million for the three months ended September 30, 2009. For the nine month period ended September 30, 2010, interest income on loans, on a tax equivalent basis decreased 9.6% or $3.9 million to $36.6 million for the nine month period ended September 30, 2010 compared to $40.5 million for the nine months ended September 30, 2009. These decreases in interest income for the three and nine month periods ended September 30, 2010 were primarily due to a $95.5 million or 10.1% decrease in average loans outstanding for the three month period and a $72.4 million or 7.7% decrease in average loans outstanding for the nine month period as compared to the same periods in 2009. These decreases in average loan balances were primarily due a $52.5 million loan sale to Tower in the fourth quarter 2009, lack of organic loan growth as well as significant fourth quarter 2009 charge-offs. In addition to the impact from the decrease in average loan balances, there was also a decrease in the tax equivalent yield earned on average loans outstanding, which decreased by 14 and 12 basis points to 5.58% and 5.61% for the three and nine month periods ended September 30, 2010 from 5.72% and 5.73% for the same periods in 2009.

INTEREST EXPENSE

        Interest expense on deposit accounts decreased by approximately $804 thousand or 22.9% to $2.7 million for the three month period ended September 30, 2010 from $3.5 million for the same period in 2009. Interest expense on deposit accounts decreased approximately $3.0 million or 25.1% to $8.9 million for the nine months ended September 30, 2010 from $11.9 million for the same period in 2009. The decreases for the three and nine month periods were primarily due to a decrease in the average interest rates paid on interest-bearing deposits. The average rate paid for the three month period in 2010 was 1.28%, a 34 basis point decrease from 1.62% in 2009. The average rate paid for the nine month period in 2010 was 1.34%, a 49 basis point decrease from 1.83% in 2009. The impact from rate decreases was partially offset in the nine month period ended September 30, 2010 by increases in average interest-bearing deposit balances. These balances increased $18.5 million for the three month period to $884.5 million in 2010 from $866.1 million in 2009. These balances decreased $22.2 million for the three month period to $836.3 million in 2010 from $858.5 million in 2009. The increase in average interest bearing deposit balances during the nine month period was primarily due to a fourth quarter 2009 CD promotion which was undertaken to increase liquidity and lengthen the maturities of liabilities supporting earning assets to help mitigate the risk of rising interest rates.

        Interest expense on FHLB and other borrowings decreased $632 thousand or 40.5% to $927 thousand for the three month period ended September 30, 2010 from the same period in 2009. Interest expense on FHLB and other borrowings for the nine months ended September 30, 2010 decreased approximately $1.3 million or 27.5% to $3.4 million from $4.7 million in 2009. These decreases in interest expense were primarily due to decreases in the average balances of these funding sources in 2010 as compared to 2009. The average balance of FHLB and other borrowings for the three months ended September 30, 2010 decreased by 62.3% or $126.3 million compare to the same period in 2009. Average balances of these funding sources for the nine month period decreased 49.2% or $99.2 million compared to the same period in 2009. During the first nine months of 2009 other borrowings were increased to fund the growth of the mortgages held for sale portfolio as mortgage refinancing demand was high. The mortgages held for sale portfolio declined throughout 2009 and the other borrowing balances were reduced. With the increase in time deposits in the fourth quarter 2009, due to promotional efforts, and the further reduction in the mortgages held for sale portfolio in 2010, $52.5 million in FHLB advances that matured during 2010 were not replaced. Further, during 2010, $56.7 million of FHLB advances were prepaid to reduce the size of the balance sheet and help improve the Bank's Tier 1 Leverage capital ratio. Partly offsetting these decreases was a $26.0 million loan from Tower Bancorp in the fourth quarter 2009.

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

        The Corporation makes provisions for loan and lease losses in amounts necessary to maintain the allowance at an appropriate level, as established by use of the allowance methodology and by management review and judgment. The allowance for loans and lease losses decreased $1.1 million to $22.1 million at September 30, 2010, as compared to $23.2 million at December 31, 2009. The allowance for loan and lease losses as a percentage of non-performing loans decreased to 41.89%, as compared to 55.07% at December 31, 2009 as total non-performing loans increased $10.6 million to $52.8 million as compared to $42.1 million at December 31, 2009. During the three and nine month periods ended September 30, 2010, we recorded a $369 thousand and $767 thousand provision for loan and lease losses as compared to $11.2 million and $17.7 million for the same periods in 2009, respectively.

        The decrease in the September 30, 2010 required allowance for loan losses, as compared to December 31, 2009, can be attributed to the following factors:

  •
  The Corporation's total loan and lease balances decreased $66.5 million at September 30, 2010 as compared to December 31, 2009. The decrease in loan balance is primarily due to loans which have been paid off as well as $3.2 million in gross charge-offs during the nine months ended September 30, 2010. This decrease had a direct effect in reducing the amount of required allowance for loan and lease losses as of September 30, 2010. However, several other variables contributed to the amount of reserves required at September 30, 2010 as described below.

  •
  When loan losses are confirmed, the Corporation reduces the allowance for loan and lease losses through the recording of a charge-off. For the nine months ended September 30, 2010, the Corporation recorded $3.2 million in gross charge-offs. Several of these charge-offs were related to loans that were impaired at December 31, 2009. These loans had approximately $1.8 million of allocated specific reserves at December 31, 2009. These specific reserves were created through charges to the provision for loan and lease losses during 2009. These charge offs increased the reserve factors within the allowance calculation however, these increases were more than offset by the reduction in specific reserves.

  •
  In July 2010, a $2.3 million impaired commercial real estate loan was paid off in full. This loan had an allocated specific reserve of approximately $1.0 million at December 31, 2009.

  •
  Several commercial, commercial real estate, and commercial real estate construction loans migrated from the Corporation's internal pool classifications to an impaired loan classification during 2010. The required reserve for pooled loans is evaluated based on the historical loss experience, adjusted for current conditions, for similar types of loans. If an individually analyzed loan is determined to be impaired, reserves are specifically allocated in accordance with applicable accounting guidance, and not as part of a pool. In some cases, management's review of these loans resulted in a nominal specific reserve based on supporting evidence that there was sufficient collateral to support the loan balance. For several of these newly impaired loans at September 30, 2010 specific reserves were often less than the December 31, 2009 reserves calculated based on the pool classification.

Charge-offs

        Charge-offs for the three and nine month periods ended September 30, 2010 were $628 thousand and $3.2 million, respectively, compared to $3.2 million and $4.5 million during the same periods in 2009. Charge-offs remain high due to the deterioration of economic conditions and resulting failure of businesses, devaluation of collateral values and negative impact on consumers' ability to service debt. A significant portion of loans charged-off in the three and nine months ended September 30, 2010 related to loans that had been evaluated and deemed impaired at December 31, 2009. Specific reserves allocated to loans charged-off during the nine months ended September 30, 2010 were approximately $1.8 million at December 31, 2009.

        The following chart presents an analysis of the Allowance for Loan and Lease Losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2010	2009	2010	2009
Balance at beginning of period	$21,534	$15,528	$23,217	$10,335

Provision charged to operating expense	369	11,222	767	17,693
Recoveries of loans previously charged-off	781	90	1,059	339
Loans charged-off	(628)	(3,183)	(3,157)	(4,549)

Net loan recoveries / (charge-offs)	153	(3,093)	(2,098)	(4,210)

Allowance other adjustment(1)	45	(167)	215	(328)

Balance at end of period	$22,101	$23,490	$22,101	$23,490

Period-end loans outstanding	$835,388	$957,502	$835,388	$957,502
Average loans outstanding	$853,714	$949,263	$872,488	$944,851
Allowance for loan and lease losses as a percentage of period-end loans outstanding	2.65%	2.45%	2.65%	2.45%
Net recoveries / (charge-offs) (annualized) to average loans outstanding	0.07%	(1.29)%	(0.32)%	(0.60)%

(1)
The "Allowance other adjustment" represents the reclassification of an allowance for probable losses on unfunded loans and unused lines of credit. These loans and lines of credit, although unfunded, have been committed to by the Corporation.

Non-performing assets

        Non-performing assets include those loans on non-accrual status, loans past due 90 days or more and still accruing, troubled debt restructurings and other loans deemed impaired and other real estate owned. Non-performing loans are generally collateralized and are in the process of collection. The percentage of non-performing loans to gross loans was 6.32% at September 30, 2010, compared to 4.67% at December 31, 2009. The non-accrual loan and lease balance at September 30, 2010 was $35.8 million, compared to $27.6 million at December 31, 2009.

Non-accrual loan and leases

        Loans are generally placed on non-accrual when the loan becomes 90 days delinquent at which time all accrued but unpaid interest is reversed. Interest income is no longer accrued on such assets and any future payments are applied as a reduction in the principal balance of the loan. All non-accrual loans are considered impaired assets and are evaluated individually for required specific reserves. The approximate gross interest income that would have been recorded for the three and nine months ending September 30, 2010 if the $35.8 million in non-accrual loans had been current in accordance with their original terms was approximately $553 thousand and $1.3 million, respectively. The actual amount of interest income included in net income for the three and nine months ending September 30, 2010 on these loans was $28 thousand and $183 thousand, respectively relating to interest received prior to loans being placed on non accrual status.

Restructured and other impaired loans

        Through negotiations with a borrower, we may restructure a loan prior to the completion of its contractual term. Modification of a loan's terms constitutes a troubled debt restructuring ("TDR") if we for economic or legal reasons related to the borrower's financial difficulties grant a concession that we would not otherwise consider. Not all modifications of loan terms automatically result in a TDR. At September 30, 2010, we had $16.9 million in restructured and other impaired loans of which $5.6 million are considered by management to be TDRs. At September 30, 2010, these TDRs continue to perform under their re-negotiated terms and remain on accrual status.

        The remaining $11.3 million is comprised of loans which Management has reviewed individually and believes the borrower's financial performance and/or a shortfall in the value of collateral securing the loan provide enough evidence to deem the loan impaired. These other impaired loans were performing under their original contractual terms as of September 30, 2010.

Potential Problem Loans

        As a recurring part of its portfolio management program, we identified approximately $35.2 million in potential problem loans at September 30, 2010 compared to $54.1 million at December 31, 2009. Potential problem loans are loans that are currently performing, but where the borrower's operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as "substandard." At September 30, 2010, potential problem loans primarily consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

Other real estate owned

        OREO represents property owned by us following default by the borrowers. OREO property acquired through foreclosure is initially transferred at fair value based on an appraised value less estimated cost to dispose. Adjustments are subsequently made to mark the property below this amount if circumstances warrant. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Costs to maintain real estate owned and any subsequent gains or losses are included in our consolidated statements of operations. The total OREO balance at September 30, 2010 was $4.1 million, as compared to $3.7 million at December 31, 2009.

        The following chart presents detailed information regarding non-performing loans and leases and OREO:

	September 30,
			December 31, 2009
(Dollars in thousands)	2010	2009
Past due over 90 days and still accruing	$—	$—	$530
Non-accrual loans and leases(1)	35,818	15,787	27,581
Restructured and other impaired loans	16,941	21,524	14,046

Total non-performing loans and leases	52,759	37,311	42,157
Other real estate owned	4,080	3,062	3,692

Total non-performing assets	$56,839	$40,373	$45,849

Non-performing loans and leases as a percentage of total loans and leases	6.32%	3.90%	4.67%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	41.89%	62.96%	55.07%
Non-performing assets as a percentage of total loans and other real estate owned	6.77%	4.20%	5.06%
Allowance for loan and lease losses as a percentage of non-performing assets	38.88%	58.18%	50.64%

(1)
Generally, the Bank places a loan or lease in non-accrual status when principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

        We identify a loan as impaired when it is probable that interest and/or principal will not be collected according to the contractual terms of the loan agreement. ASC 310-10-35, "Receivables," requires us to individually examine loans where it is probable that we will be unable to collect all contractual interest and principal payments according to the contractual terms of the loan agreement and assess for impairment. The average recorded investment in the September 30, 2010 and December 31, 2009 impaired loans was $54.3 million and $25.2 million, respectively. For the three and nine months ending September 30, 2010, interest income recognized during the time within the period that the loans were impaired was $178 thousand and $401 thousand, respectively.

        The following charts present additional information about impaired loans and lease balances as of September 30, 2010 and December 31, 2009:

September 30, 2010

(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans
Commercial loans	$305,143	$21,248	62	$3,252
Real estate—commercial	246,172	16,871	16	2,728
Real estate—commercial construction	52,512	9,065	7	—
Real estate—residential	92,980	3,047	11	816
Real estate—residential construction	27,433	1,065	3	406
Consumer loans	110,327	1,380	34	252
Lease financing receivables	821	83	3	83

Totals	$835,388	$52,759	136	$7,537

December 31, 2009

(Dollars in thousands)	Loan Balance	Impaired Loan Balance	Number of Impaired Loans	Specific Allowance on Impaired Loans
Commercial loans	$334,286	$13,269	35	$1,029
Real estate—commercial	261,643	12,071	11	3,637
Real estate—commercial construction	66,204	8,786	8	135
Real estate—residential	88,024	2,601	7	644
Real estate—residential construction	29,387	2,137	7	874
Consumer loans	120,767	2,596	42	1,148
Lease financing receivables	1,578	167	8	55

Totals	$901,889	$41,627	118	$7,522

NON-INTEREST INCOME

        Total non-interest income from continuing operations increased $1.3 million to $2.4 million for the three months ended September 30, 2010, compared to $1.1 million for the same period in 2009. The increase is primarily due to a $1.6 million other than temporary impairment charge on four bank equity securities in the third quarter 2009. Offsetting this increase was a $108 thousand decrease in service charges on deposit accounts resulting from a decrease in deposit balances as well as a $116 thousand decrease in gains on sales of fixed assets and real estate owned.

        Total non-interest income from continuing operations decreased $287 thousand to $5.9 million for the nine months ended September 30, 2010, compared to $6.2 million for the same period in 2009. In June 2010, the Corporation sold eight other real estate owned properties to one buyer. A charge of $1.3 million was recorded during the first quarter 2010 to reduce the carrying amount of these assets to an amount that reflected the realizable value of these properties based on the actual sales price. Offsetting the nine month ended variance was a $1.6 million other than temporary impairment charge on four bank equity securities in the third quarter 2009. There were no such impairment charges during the nine months ended September 30, 2010.

NON-INTEREST EXPENSE

        Total non-interest expense decreased $1.1 million to $9.5 million for the three-month period ended September 30, 2010, compared to $10.6 million during the same period in 2009. Total non-interest expense decreased $1.4 million to $29.8 million for the nine months ended September 30, 2010, from $31.2 million during the same period in 2009.

        Salaries and employee benefits decreased $1.9 million to $3.5 million for the three month period ended September 30, 2010 compared to the same period in 2009. Salaries and employee benefits decreased $4.9 million to $10.6 million for the nine month period ended September 30, 2010 compared to the same period in 2009. The primary driver of this reduction was the fourth quarter 2009 reduction in force.

        Offsetting these decreases, professional services expense increased $1.5 million to $2.6 million for the three month period ended September 30, 2010 from $1.1 million for the same period in 2009. Professional services expense increased $4.6 million to $7.1 million for the nine month period ended September 30, 2010 from $2.5 million for the same period in 2009. The increases were primarily due to the increased legal, audit and consulting fees related to the merger with Tower and the restatement of our 2009 financial statements and related SEC filings.

INCOME TAXES

        At September 30, 2010 the valuation allowance against the Corporation's deferred tax asset was $7.7 million as compared to $7.5 million at December 31, 2009. The valuation allowance is recorded against a portion of the Corporation's deferred tax assets after concluding that it was more likely than not that a portion of the deferred tax asset would not be realized. In evaluating the ability to recover our deferred tax assets, Management considers all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Corporation has concluded and recorded a valuation allowance against its deferred tax asset, except for amounts available for carry back claims.

LIQUIDITY MANAGEMENT AND INTEREST RATE SENSITIVITY

Liquidity Management

        The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis enabling management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. The primary sources of liquidity for the Corporation are funding available from the growth of the existing deposit base, new deposits and cash flow from the investment and loan portfolios. The Corporation considers funds from such sources to comprise its "core" funding sources because of the historical stability of such sources of funds. Additional liquidity comes from the Corporation's credit facilities. Other deposit sources include a tiered savings product and certificates of deposit in excess of $100,000. Details of core deposits, non-interest bearing demand deposit accounts, and other deposit sources are highlighted in the following table and include aggregated amounts from both continuing and discontinued operations:

	For the Nine Months Ended September 30, 2010		For the Year Ended December 31, 2009
(Dollars in thousands)	Average Balance	Effective Yield	Average Balance	Effective Yield
DEPOSIT TYPE
NOW Accounts	$217,393	0.41%	$193,760	0.78%
Money Market	111,589	1.04%	158,668	1.17%
Statement Savings	39,618	0.39%	40,198	0.55%
Other Savings	2,323	0.85%	1,946	0.96%
Tiered Savings	49,143	0.87%	46,650	1.05%

Total NOW Savings, and Money Market	420,066	0.63%	441,222	0.93%
CDs Less than $100,000	264,781	1.96%	276,274	2.55%
CDs Greater than $100,000	199,700	2.03%	152,891	2.66%

Total CDs	464,481	1.99%	429,165	2.59%
Total Interest Bearing Deposits	884,547	1.34%	870,387	1.75%
Non-Interest Bearing
Demand Deposits	150,934	—	149,967	—

Total Deposits	$1,035,481		$1,020,354

        The Bank maintains credit facilities with the FHLB as well as the Federal Reserve. During the third quarter of 2010, average FHLB advances were $48.0 million and consisted of term advances with a variety of maturities. The average interest rate on these advances was 3.75%. At September 30, 2010, the Bank had a maximum borrowing capacity with FHLB of $107.7 million. FHLB advances are collateralized by a pledge on the Bank's portfolio of certain mortgage loans and a lien on the Bank's FHLB stock. In addition, the Bank has a backup line of credit available from the Federal Reserve, totaling $171.8 million. Federal Reserve borrowings are collateralized by a pledge on certain commercial and commercial real estate loans and a lien on the Bank's Federal Reserve stock.

        As part of its holding company cash management strategy, the Corporation deferred its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $20.8 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September 2010. The terms of the junior subordinated notes and the related trust indentures allow the Corporation to defer such payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Corporation may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. We expect our deferral of interest on the junior subordinated notes will preserve approximately $270 thousand of cash per quarter based upon the interest payments completed during the first and second quarters of 2010.

Interest Rate Sensitivity

        The goal of interest rate sensitivity management is to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Such sensitivity is measured as the difference in the volume of assets and liabilities in the existing portfolio that are subject to repricing in a future time period. The Corporation's net interest rate sensitivity gap within one year including assets and liabilities of discontinued operations is a negative $173.6 million or 15.3% of total assets at September 30, 2010. The Corporation's gap position is one tool used to evaluate interest rate risk and the stability of net interest margins. Another tool that management uses to evaluate interest rate risk is a computer simulation model that assesses the impact of changes in interest rates on net interest income under various interest rate forecasts and scenarios. Management has set acceptable limits of risk within its Asset Liability Committee ("ALCO") policy and monitors the results of the simulations against these limits quarterly. As of the most recent quarter-end, results are within policy limits and indicate an acceptable level of interest rate risk, except rate simulations quantifying the impact of an interest rate declines of 100 basis points or more. Given the historically low interest rate levels the Bank is currently operating in, Management believes it is unlikely interest rates would decline 100 basis points or more in the future. Management monitors interest rate risk as a regular part of corporate operations with the intention of maintaining a stable net interest margin. The following table presents our interest rate sensitivity analysis as of September 30, 2010 and includes aggregated amounts from both continuing and discontinued operations:

(Dollars in thousands)	Within one year(1)	Two through five years(1)	Over five Years(1)	Non-rate Sensitive(1)	Total(1)
ASSETS
Federal funds sold and overnight investments	$2,441	$—	$—	$—	$2,441
Investment securities	29,819	12,506	15,879	—	58,204
Interest bearing deposits in banks	38,488	—	—	—	38,488
Loans held for sale	155,781	—	—	—	155,781
Net loans and leases	311,400	353,806	170,182	(22,101)	813,287
Cash and due from banks	—	—	—	18,186	18,186
Premises and equipment	—	—	—	20,805	20,805
Other assets	—	—	—	29,228	29,228

Total assets	$537,929	$366,312	$186,061	$46,118	$1,136,420

LIABILITIES AND CAPITAL
Non-interest bearing deposits	$—	$—	$—	$149,203	$149,203
Interest bearing deposits	645,553	172,656	2,841	—	821,050
FHLB advances and other Borrowings	50,531	20,264	2,444	—	73,239
Subordinated debentures	15,465	—	5,330	—	20,795
Other liabilities	—	—	—	16,611	16,611
Capital	—	—	—	55,522	55,522

Total liabilities & capital	$711,549	$192,920	$10,615	$221,336	$1,136,420

Net interest rate sensitivity gap	$(173,620)	$173,392	$175,446	$(175,218)

Cumulative interest rate sensitivity gap	$(173,620)	$(228)	$175,218	$—

Cumulative interest rate sensitivity gap divided by total assets	(15.3)%	0.0%	15.4%

(1)
Amounts above are shown consolidated and do not exclude the balances related to the mortgage banking division's discontinued operations. Presentation with the exclusion of these balance sheet amounts was deemed not meaningful by management.

        The nature of our current operations is such that we are not subject to foreign currency exchange or commodity price risk. However, the Bank is subject to interest rate risk with respect to its mortgage banking division. When the Bank contractually commits with a customer to an interest rate on a residential mortgage loan that it intends to sell, the Bank may be at risk that the value of the loan, when ultimately sold, will be less than par. To hedge this risk, the Bank enters into a derivative contract, primarily consisting of forward loan sale commitments. Additionally, our liquidity planning takes into account current risks in our mortgage banking operations. We sell residential mortgage loans to various secondary market investors under several agreements. In the event we breach certain requirements within these agreements, the investors have the ability to suspend or terminate the agreements. A suspension or termination could expose us to interest rate and liquidity risk, and also limit our ability to manage our balance sheet size and maintain compliance with regulatory capital guidelines. Prior to filing this report, we were in default under these agreements due to our failure to file our audited financial statements within the specified timeframe and our failure to satisfy the IMCRs. We will continue to be in default under certain agreements due to the inclusion of a "going concern" explanatory paragraph in the auditors' report regarding the consolidated financial statements. To date, two of the investors under these agreements have terminated their agreements with us. Additionally, other investors, to whom we sell nearly 88% of our loan production, have verbally indicated that although we are in breach of the above mentioned requirements, they will forebear the defaults for an unspecified period of time.

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

        As set forth in the table below, as of September 30, 2010, the Bank met the IMCR thresholds for all capital ratios, but as of December 31, 2009 the Bank was below the IMCR thresholds for Tier 1 leverage and total risk-based capital. The Corporation's and Bank's risk-based capital ratios, shown below, have been computed in accordance with regulatory accounting policies.

	September 30, 2010	December 31, 2009	Current Requirements to remain "Well Capitalized"(*)
Corporation
Leverage Ratio	6.35%	5.71%	N/A
Tier I Capital Ratio	8.38%	7.79%	N/A
Total Risk-Based Capital Ratio	9.92%	9.16%	N/A
Bank
Leverage Ratio	8.88%	7.68%	8.00%
Tier I Capital Ratio	11.72%	10.47%	10.00%
Total Risk-Based Capital Ratio	12.99%	11.74%	12.00%

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

        On August 27, 2010, the Board of Directors of the Bank entered into a formal written agreement with the OCC, which supersedes and replaces the MOU. The formal agreement requires that the Board of Directors of the Bank ensure that the Bank takes those actions identified in the MOU (described above), and, in some cases, augments those requirements, such as by establishing a written program regarding criticized assets of $750,000 or above, rather than the $1,000,000 threshold referenced in the MOU. In addition, the formal agreement adds a number of new requirements, requiring the Bank to: (i) ensure the Bank has adequate and competent senior management; (ii) develop and implement a written profit plan to improve and sustain the earnings of the Bank; (iii) develop and implement a written program to improve loan portfolio management; (iv) review the methodology for the Bank's allowance for loan and lease losses and establish a program providing for the maintaining of an adequate allowance; and (v) adopt and implement a written interest rate risk policy. Unlike the MOU, the formal agreement is a form of formal enforcement action enforceable by the OCC through several means, including injunctions and the assessment of civil money penalties against the Bank, its Board of Directors and/or its management.

        The Board of Directors and management have initiated corrective actions to comply with the provisions of the formal agreement.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Corporation's assessment of its sensitivity to market risk since its presentation in the 2009 Annual Report. Please refer to Item 7A of the Corporation's 2009 Annual Report for more information.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-5(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of management, including our President and CEO, Chief Operating Officer and our Chief Financial Officer. Based on that evaluation and the identification of the material weakness in our internal control over financial reporting as described below, management has concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Allowance for Loan and Lease Losses

        During the third quarter of 2009, management identified a material weakness in our internal controls related to the design and implementation of policies to promptly identify problem loans and to quantify the elements of risk in problem loans. The Bank's policies and procedures were not systematically applied, which caused a failure in the identification of problem loans on a timely basis and a failure to accurately estimate the risk in the portfolio; this in turn caused a failure to accurately determine the appropriate allowance for loan and lease losses ("ALLL"). We also discovered a monitoring weakness that contributed to the characterization of the status of certain loans to be classified as fully performing, when in fact these loans were not. Management concluded that the ALLL and the provision for loan and lease losses as of and for the three and nine months ended September 30, 2009 should be increased by $3.5 million. As a result of the June 30, 2009 ALLL shortfall of $3.5 million, amounts originally recorded as provision for loan and lease losses for the three months ended September 30, 2009 were restated to the three month period ended June 30, 2009. This restatement created a material misstatement in the consolidated statements of operations for the three months ended September 30, 2009, as well as related footnote disclosures. During the fourth quarter of 2009 and subsequent to year-end, we began taking the steps described below to remediate the material weakness surrounding the ALLL as disclosed in our Amendment No. 1 to Form 10-Q/A for the periods ended June 30, 2009 and September 30, 2009.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or any of its subsidiaries, is a party or of which any of their respective property is the subject.

ITEM 1A.    RISK FACTORS.

        For a summary of risk factors relevant to our operations, see Part 1, Item 1A, "Risk Factors" in our 2009 Annual Report. There have been no material changes in the risk factors relevant to our operations, except as discussed below:

        Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings.

        On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table provides the total repurchases made by the Company during the three months ended September 30, 2010:

Period	Total Number of Shares (or Units) Purchased (a)(1)	Average Price Paid per Share (or Unit) (b)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
July 1 to July 31	490	$8.40	—	—
August 1 to August 31	—	$—	—	—
September 1 to September 30	—	$8.40	—	—

Total	490	$8.40	—	—

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2010.

FIRST CHESTER COUNTY CORPORATION
/s/ JOHN A. FEATHERMAN, III John A. Featherman, III Chairman, Chief Executive Officer & President (Principal Executive Officer)
/s/ ERIC A. SEGAL Eric A. Segal Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated as of December 27, 2009 (incorporated by reference to Exhibit 2.1 to Corporation's Current Report on Form 8-K filed December 28, 2009.)
2.2
First Amendment to Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated March 4, 2010 (incorporated by reference to Exhibit 10.1 to Corporation's Current Report on Form 8-K filed on March 9, 2010.)
2.3
Second Amendment to Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated August 25, 2010 (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed August 26, 2010.)
2.4
Third Amendment to Agreement and Plan of Merger by and between First Chester County Corporation and Tower Bancorp, Inc., dated August 25, 2010 (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed November 2, 2010.)
2.5
Form of Bank Plan of Merger by and between First National Bank of Chester County and Graystone Tower Bank (included as Exhibit F to the First Amendment to Agreement and Plan of Merger filed herewith as Exhibit 2.2.)
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 14, 2004.)
3.2	Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Corporation's Form 8-A filed October 22, 2009.)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.3 to the Corporation's Form 8-A filed October 22, 2009.)
10.1
Limited Waiver dated May 5, 2010 relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (incorporated by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed on May 6, 2010).
10.2
Amendment to Limited Waiver dated July 26, 2010, relating to Loan Agreement between First Chester County Corporation and Graystone Tower Bank dated November 20, 2010, as amended (incorporated by reference to Exhibit 10.49 to the Corporation's Annul Report on Form 10-K filed on July 27, 2010.)
10.3
Agreement by and between the Office of the Comptroller of the Currency and First National Bank of Chester County, dated August 27, 2010 (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed September 2, 2010.)
10.4
Letter Agreement between First Chester County Corporation and Graystone Tower Bank dated October 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed November 2, 2010.)
10.5
Letter Agreement between First Chester County Corporation and Tower Bancorp, Inc. dated October 28, 2010 (incorporated herein by reference to Exhibit 10.2 to the Corporation's Current Report on Form 8-K filed November 2, 2010.)

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.